Form 10-Q
period 2013-06-30
Noble Corp / Switzerland; NOBLE CORP
filed 2013-08-05
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-53604

NOBLE CORPORATION

(Exact name of registrant as specified in its charter)

Switzerland	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Dorfstrasse 19A, Baar, Switzerland 6340

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: 41 (41) 761-65-55

Commission file number: 001-31306

NOBLE CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Suite 3D, Landmark Square, 64 Earth Close, P.O. Box 31327 George Town, Grand Cayman, Cayman Islands, KY1-1206

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (345) 949-8066

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Noble-Swiss:	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Noble-Cayman:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at July 31, 2013: Noble Corporation (Switzerland) — 253,368,874

Number of shares outstanding at July 31, 2013: Noble Corporation (Cayman Islands) — 261,245,693

Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation, a Swiss corporation, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-Swiss and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-Swiss (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-Swiss. Since Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following items of Part II of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).

This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and related Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-Swiss and its consolidated subsidiaries, including Noble-Cayman.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$166,207	$282,092
Accounts receivable	834,576	743,673
Taxes receivable	148,281	112,423
Prepaid expenses	71,824	43,962
Other current assets	123,338	123,175

Total current assets	1,344,226	1,305,325

Property and equipment, at cost	18,198,504	16,971,666
Accumulated depreciation	(4,354,168)	(3,945,694)

Property and equipment, net	13,844,336	13,025,972

Other assets	277,524	276,477

Total assets	$15,466,086	$14,607,774

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$344,468	$350,147
Accrued payroll and related costs	126,267	132,728
Interest payable	67,255	68,436
Taxes payable	123,234	135,257
Dividends payable	256,420	66,369
Other current liabilities	168,946	158,512

Total current liabilities	1,086,590	911,449

Long-term debt	5,276,304	4,634,375
Deferred income taxes	218,513	226,045
Other liabilities	324,379	347,615

Total liabilities	6,905,786	6,119,484

Commitments and contingencies
Shareholders’ equity
Shares; 254,080 and 253,348 shares outstanding	712,183	710,130
Treasury shares, at cost; 764 and 589 shares	(28,146)	(21,069)
Additional paid-in capital	103,878	83,531
Retained earnings	7,135,980	7,066,023
Accumulated other comprehensive loss	(116,429)	(115,449)

Total shareholders’ equity	7,807,466	7,723,166
Noncontrolling interests	752,834	765,124

Total equity	8,560,300	8,488,290

Total liabilities and equity	$15,466,086	$14,607,774

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues
Contract drilling services	$975,455	$848,237	$1,904,192	$1,594,547
Reimbursables	28,260	30,812	49,434	65,953
Labor contract drilling services	13,603	19,863	34,657	35,871
Other	67	11	77	242

	1,017,385	898,923	1,988,360	1,696,613

Operating costs and expenses
Contract drilling services	491,983	423,502	976,070	843,513
Reimbursables	22,701	24,970	37,623	55,571
Labor contract drilling services	9,402	11,847	21,651	21,079
Depreciation and amortization	212,589	183,615	418,745	354,692
General and administrative	26,850	25,404	52,420	48,530
Loss on impairment	—	18,345	—	18,345
Gain on contract settlements/extinguishments, net	—	(33,255)	(1,800)	(33,255)

	763,525	654,428	1,504,709	1,308,475

Operating income	253,860	244,495	483,651	388,138
Other income (expense)
Interest expense, net of amount capitalized	(24,665)	(20,652)	(51,966)	(31,148)
Interest income and other, net	955	1,188	530	2,973

Income before income taxes	230,150	225,031	432,215	359,963
Income tax provision	(36,824)	(46,356)	(71,176)	(67,945)

Net income	193,326	178,675	361,039	292,018
Net income attributable to noncontrolling interests	(16,706)	(18,857)	(34,359)	(12,025)

Net income attributable to Noble Corporation	$176,620	$159,818	$326,680	$279,993

Net income per share
Basic	$0.69	$0.63	$1.28	$1.10
Diluted	$0.69	$0.63	$1.27	$1.10

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$193,326	$178,675	$361,039	$292,018
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(2,180)	(6,949)	477	(7,027)
Foreign currency forward contracts	(3,529)	644	(4,731)	3,061
Amortization of deferred pension plan amounts (net of tax provision of $730 and $647 for the three months ended June 30, 2013 and 2012, respectively, and $1,460 and $1,367 for the six months ended June 30, 2013 and 2012, respectively)	1,632	1,404	3,274	2,826

Other comprehensive loss, net	(4,077)	(4,901)	(980)	(1,140)
Net comprehensive income attributable to noncontrolling interests	(16,706)	(18,857)	(34,359)	(12,025)

Comprehensive income attributable to Noble Corporation	$172,543	$154,917	$325,700	$278,853

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$361,039	$292,018
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	418,745	354,692
Loss on impairment	—	18,345
Deferred income taxes	(7,505)	(7,765)
Amortization of share-based compensation	20,335	17,840
Net change in other assets and liabilities	(146,549)	(139,184)

Net cash from operating activities	646,065	535,946

Cash flows from investing activities
Capital expenditures	(1,244,311)	(665,140)
Change in accrued capital expenditures	(39,047)	(159,134)

Net cash from investing activities	(1,283,358)	(824,274)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	941,653	(825,000)
Repayment of long-term debt	(300,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636
Dividends paid to joint venture partner	(46,649)	—
Contributions from joint venture partner	—	40,000
Financing costs on credit facilities	(1,912)	(5,014)
Par value reduction/dividend payments	(66,672)	(71,897)
Proceeds from employee stock transactions	2,065	9,465
Repurchases of employee shares surrendered for taxes	(7,077)	(9,765)

Net cash from financing activities	521,408	324,425

Net change in cash and cash equivalents	(115,885)	36,097
Cash and cash equivalents, beginning of period	282,092	239,196

Cash and cash equivalents, end of period	$166,207	$275,293

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$(74,321)	$691,331	$8,097,852
Employee related equity activity
Amortization of share-based compensation	—	—	17,840	—	—	—	—	17,840
Issuance of share-based compensation shares	364	1,104	(1,099)	—	—	—	—	5
Exercise of stock options	447	1,277	8,735	—	—	—	—	10,012
Tax benefit of employee stock transactions	—	—	(552)	—	—	—	—	(552)
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(9,765)	—	—	(9,765)
Net income	—	—	—	279,993	—	—	12,025	292,018
Equity contribution by joint venture partner	—	—	—	—	—	—	40,000	40,000
Other	—	—	—	—	—	—	(1,527)	(1,527)
Par value reduction payments	—	(58,470)	(13,427)	—	—	—	—	(71,897)
Dividends payable	—	—	—	(132,679)	—	—	—	(132,679)
Other comprehensive loss, net	—	—	—	—	—	(1,140)	—	(1,140)

Balance at June 30, 2012	253,076	$709,368	$60,991	$6,823,758	$(20,318)	$(75,461)	$741,829	$8,240,167

Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$(115,449)	$765,124	$8,488,290
Employee related equity activity
Amortization of share-based compensation	—	—	20,335	—	—	—	—	20,335
Issuance of share-based compensation shares	601	1,688	(1,671)	—	—	—	—	17
Exercise of stock options	131	365	3,161	—	—	—	—	3,526
Tax benefit of employee stock transactions	—	—	(1,478)	—	—	—	—	(1,478)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(7,077)	—	—	(7,077)
Net income	—	—	—	326,680	—	—	34,359	361,039
Net change in dividends payable	—	—	—	(256,723)	—	—	—	(256,723)
Dividends paid to joint venture partner	—	—	—	—	—	—	(46,649)	(46,649)
Other comprehensive loss, net	—	—	—	—	—	(980)	—	(980)

Balance at June 30, 2013	254,080	$712,183	$103,878	$7,135,980	$(28,146)	$(116,429)	$752,834	$8,560,300

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$162,029	$277,375
Accounts receivable	834,576	743,673
Taxes receivable	148,158	112,310
Prepaid expenses	70,180	41,232
Other current assets	123,336	122,649

Total current assets	1,338,279	1,297,239

Property and equipment, at cost	18,161,913	16,935,147
Accumulated depreciation	(4,346,230)	(3,938,518)

Property and equipment, net	13,815,683	12,996,629

Other assets	277,609	276,558

Total assets	$15,431,571	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$344,012	$349,594
Accrued payroll and related costs	117,340	123,936
Interest payable	67,255	68,436
Taxes payable	120,622	130,844
Other current liabilities	168,946	158,499

Total current liabilities	818,175	831,309

Long-term debt	5,276,304	4,634,375
Deferred income taxes	218,513	226,045
Other liabilities	324,379	347,615

Total liabilities	6,637,371	6,039,344

Commitments and contingencies
Shareholders’ equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	482,637	470,454
Retained earnings	7,649,033	7,384,828
Accumulated other comprehensive loss	(116,429)	(115,449)

Total shareholders’ equity	8,041,366	7,765,958
Noncontrolling interests	752,834	765,124

Total equity	8,794,200	8,531,082

Total liabilities and equity	$15,431,571	$14,570,426

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues
Contract drilling services	$975,455	$848,237	$1,904,192	$1,594,547
Reimbursables	28,260	30,812	49,434	65,953
Labor contract drilling services	13,603	19,863	34,657	35,871
Other	67	11	77	242

	1,017,385	898,923	1,988,360	1,696,613

Operating costs and expenses
Contract drilling services	485,445	421,598	962,006	836,744
Reimbursables	22,701	24,970	37,623	55,571
Labor contract drilling services	9,402	11,847	21,651	21,079
Depreciation and amortization	212,232	183,103	417,983	353,676
General and administrative	15,588	15,467	30,431	29,477
Loss on impairment	—	18,345	—	18,345
Gain on contract settlements/extinguishments, net	—	(33,255)	(1,800)	(33,255)

	745,368	642,075	1,467,894	1,281,637

Operating income	272,017	256,848	520,466	414,976
Other income (expense)
Interest expense, net of amount capitalized	(24,665)	(20,652)	(51,966)	(31,148)
Interest income and other, net	705	1,608	768	3,007

Income before income taxes	248,057	237,804	469,268	386,835
Income tax provision	(35,730)	(45,977)	(69,744)	(67,188)

Net income	212,327	191,827	399,524	319,647
Net income attributable to noncontrolling interests	(16,706)	(18,857)	(34,359)	(12,025)

Net income attributable to Noble Corporation	$195,621	$172,970	$365,165	$307,622

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$212,327	$191,827	$399,524	$319,647
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(2,180)	(6,949)	477	(7,027)
Foreign currency forward contracts	(3,529)	644	(4,731)	3,061
Amortization of deferred pension plan amounts (net of tax provision of $730 and $647 for the three months ended June 30, 2013 and 2012, respectively, and $1,460 and $1,367 for the six months ended June 30, 2013 and 2012, respectively)	1,632	1,404	3,274	2,826

Other comprehensive loss, net	(4,077)	(4,901)	(980)	(1,140)
Net comprehensive income attributable to noncontrolling interests	(16,706)	(18,857)	(34,359)	(12,025)

Comprehensive income attributable to Noble Corporation	$191,544	$168,069	$364,185	$306,482

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$399,524	$319,647
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	417,983	353,676
Loss on impairment	—	18,345
Deferred income taxes	(7,505)	(7,765)
Capital contribution by parent—share-based compensation	12,183	10,438
Net change in other assets and liabilities	(146,377)	(142,640)

Net cash from operating activities	675,808	551,701

Cash flows from investing activities
Capital expenditures	(1,244,239)	(663,700)
Change in accrued capital expenditures	(39,047)	(159,134)

Net cash from investing activities	(1,283,286)	(822,834)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	941,653	(825,000)
Repayment of long-term debt	(300,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636
Dividends paid to joint venture partner	(46,649)	—
Contributions from joint venture partner	—	40,000
Financing costs on credit facilities	(1,912)	(5,014)
Distributions to parent company, net	(100,960)	(92,675)

Net cash from financing activities	492,132	303,947

Net change in cash and cash equivalents	(115,346)	32,814
Cash and cash equivalents, beginning of period	277,375	235,056

Cash and cash equivalents, end of period	$162,029	$267,870

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

			Capital in		Accumulated Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$(74,321)	$691,331	$8,073,633
Net income	—	—	—	307,622	—	12,025	319,647
Capital contributions by parent—share-based compensation	—	—	10,438	—	—	—	10,438
Distributions to parent	—	—	—	(92,675)	—	—	(92,675)
Other	—	—	—	—	—	(1,527)	(1,527)
Equity contribution by joint venture partner	—	—	—	—	—	40,000	40,000
Other comprehensive loss, net	—	—	—	—	(1,140)	—	(1,140)

Balance at June 30, 2012	261,246	$26,125	$461,054	$7,194,829	$(75,461)	$741,829	$8,348,376

Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$(115,449)	$765,124	$8,531,082
Net income	—	—	—	365,165	—	34,359	399,524
Capital contributions by parent—share-based compensation	—	—	12,183	—	—	—	12,183
Distributions to parent	—	—	—	(100,960)	—	—	(100,960)
Dividends paid to joint venture partner	—	—	—	—	—	(46,649)	(46,649)
Other comprehensive loss, net	—	—	—	—	(980)	—	(980)

Balance at June 30, 2013	261,246	$26,125	$482,637	$7,649,033	$(116,429)	$752,834	$8,794,200

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation, a Swiss corporation (“Noble-Swiss”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. Currently, our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles, including 10 units under construction as follows:

•	three dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	seven high-specification heavy-duty, harsh environment jackups.

Our fleet is deployed globally in oil and gas producing regions. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Noble Corporation, a Cayman Islands company (“Noble-Cayman”) is a direct, wholly-owned subsidiary of Noble-Swiss, our publicly-traded parent company. Noble-Swiss’ principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries.

The accompanying unaudited consolidated financial statements of Noble-Swiss and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2012 Consolidated Balance Sheets presented herein are derived from the December 31, 2012 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed by both Noble-Swiss and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Proposed Transaction

In July 2013, we announced a proposed corporate reorganization transaction (the “Transaction”) of Noble-Swiss and the group of companies it controls. The Transaction would merge Noble-Swiss into a newly formed subsidiary incorporated under English law, Noble Corporation plc (“Noble-UK”), which would become our new holding company. The Transaction would effectively change the place of incorporation of the publicly traded parent company from Switzerland to the United Kingdom. We expect an extraordinary general meeting of Noble-Swiss shareholders to take place in October 2013 to consider the Transaction. If shareholders approve the Transaction at that meeting, and the other conditions to completing the Transaction are satisfied, the Transaction is expected to be completed in November 2013.

In the Transaction, all of the outstanding ordinary shares of Noble-Swiss will be cancelled, and Noble-UK will issue, through an exchange agent, one share of Noble-UK in exchange for each share of Noble-Swiss. Upon completion of the Transaction, Noble-UK will own and continue to conduct the same businesses through the Noble group as Noble-Swiss conducted prior to the Transaction, except that Noble-UK will be the parent company of the Noble group of companies. Noble-UK is expected to remain subject to SEC reporting requirements and will file an application with the New York Stock Exchange to have its ordinary shares listed.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 2 — Consolidated Joint Ventures

We maintain a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell plc (“Shell”), that own and operate the two Bully-class drillships. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.

In April 2011, the Bully joint venture partners entered into capital contribution agreements whereby capital calls up to a total of $360 million could be made for funds needed to complete the construction of the drillships. All contributions under these agreements have been made, with the final contribution made in the first quarter of 2012.

In June 2013, the Bully joint venture partners approved and paid a dividend totaling $93 million.

The combined carrying amount of the Bully-class drillships at both June 30, 2013 and December 31, 2012 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. During 2012, these rigs commenced operations. Operational results for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues	$87,478	$78,691	$177,773	$84,445
Net income	$35,914	$40,773	$73,413	$26,429

Note 3 — Share Data

Share capital

The following details Noble-Swiss’ share capital as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Shares outstanding and trading	253,316	252,759
Treasury shares	764	589

Total shares outstanding	254,080	253,348
Treasury shares held for share-based compensation plans	12,070	12,802

Total shares authorized for issuance	266,150	266,150

Par value per share (in Swiss Francs)	3.15	3.15

Repurchased treasury shares are recorded at cost, and relate to shares surrendered by employees for taxes payable upon the vesting of restricted stock.

Our Board of Directors may further increase Noble-Swiss’ share capital through the issuance of up to 133.1 million authorized shares without obtaining shareholder approval. The issuance of these authorized shares is subject to certain conditions regarding their use.

In April 2012, our shareholders approved the payment of a dividend aggregating $0.52 per share, which was paid in four equal installments. The final payment of this obligation was made in May 2013.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments currently scheduled for August 2013, November 2013, February 2014 and May 2014. In connection with this approval, and the resulting obligation to shareholders, we recorded dividends payable of approximately $256 million during the second quarter of 2013. Our Board of Directors has the authority to accelerate the payment of any installment, or portions thereof, at its sole discretion at any time prior to payment of the final installment.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Allocation of net income
Basic
Net income attributable to Noble Corporation	$176,620	$159,818	$326,680	$279,993
Earnings allocated to unvested share-based payment awards	(2,169)	(1,694)	(3,822)	(2,797)

Net income to common shareholders—basic	$174,451	$158,124	$322,858	$277,196

Diluted
Net income attributable to Noble Corporation	$176,620	$159,818	$326,680	$279,993
Earnings allocated to unvested share-based payment awards	(2,167)	(1,692)	(3,819)	(2,793)

Net income to common shareholders—diluted	$174,453	$158,126	$322,861	$277,200

Weighted average shares outstanding—basic	253,295	252,387	253,184	252,179
Incremental shares issuable from assumed exercise of stock options	261	358	265	425

Weighted average shares outstanding—diluted	253,556	252,745	253,449	252,604

Weighted average unvested share-based payment awards	3,150	2,704	2,998	2,555

Earnings per share
Basic	$0.69	$0.63	$1.28	$1.10
Diluted	$0.69	$0.63	$1.27	$1.10

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended June 30, 2013 and 2012, stock options representing approximately 0.9 million and 1.2 million shares, respectively, were excluded from the diluted earnings per share as they were not dilutive.

Note 4 — Receivables from Customers

At June 30, 2013, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 — Property and Equipment

Property and equipment, at cost, as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Drilling equipment and facilities	$14,461,241	$14,099,628
Construction in progress	3,548,650	2,677,385
Other	188,613	194,653

Property and equipment, at cost	$18,198,504	$16,971,666

Capital expenditures, including capitalized interest, totaled $1.24 billion and $665 million for the six months ended June 30, 2013 and 2012, respectively. Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $32 million and $62 million for the three and six months ended June 30, 2013, respectively, as compared to $36 million and $77 million for the three and six months ended June 30, 2012.

Note 6 — Loss on Impairment

During the second quarter of 2012, our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million in 2012.

Also, during the second quarter of 2012, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on transactions involving similar units in the market (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $5 million in 2012.

Note 7 — Gain on Contract Settlements/Extinguishments, net

During the second quarter of 2012, we received approximately $5 million from the settlement of a claim relating to the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009. We had originally recorded a $17 million charge during 2009 related to this incident. Additionally, during the second quarter of 2012, we settled an action against certain vendors for damages sustained during Hurricane Ike. We recognized a net gain of approximately $28 million related to this settlement. We also resolved all outstanding matters with Anadarko Petroleum Company (“Anadarko”) in the second quarter of 2012 related to the previously disclosed force majeure action, Hurricane Ike matters and receivables relating to the Noble Amos Runner.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8 — Debt

Total debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Senior unsecured notes:
5.875% Senior Notes due 2013	$—	$299,985
7.375% Senior Notes due 2014	249,880	249,799
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,959	299,952
2.50% Senior Notes due 2017	299,869	299,852
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,960	498,900
4.625% Senior Notes due 2021	399,551	399,527
3.95% Senior Notes due 2022	399,136	399,095
6.20% Senior Notes due 2040	399,892	399,891
6.05% Senior Notes due 2041	397,630	397,613
5.25% Senior Notes due 2042	498,270	498,257

Total senior unsecured notes	3,994,842	4,294,566
Commercial paper program	1,281,462	339,809

Total long-term debt	$5,276,304	$4,634,375

Credit Facilities and Commercial Paper Program

We currently have two separate credit facilities with an aggregate maximum available capacity of $2.3 billion. One credit facility matures in 2015 and the other matures in 2017 (together, the “Credit Facilities”). In January 2013, we increased the maximum amount available under our credit facility maturing in 2015 from $600 million to $800 million and the maximum amount available under our credit facility maturing in 2017 from $1.2 billion to $1.5 billion. We have also established a commercial paper program, which allows us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. At June 30, 2013, we had approximately $1.02 billion of available capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At June 30, 2013, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

In February 2012, we issued, through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.2 billion aggregate principal amount of senior notes in three separate tranches, comprising $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

Our 5.875% Senior Notes matured during the second quarter of 2013. We used proceeds from our commercial paper program to repay the $300 million outstanding balance.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2013, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the Credit Facilities as of June 30, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2013, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement).

The following table presents the estimated fair value of our long-term debt as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
5.875% Senior Notes due 2013	$—	$—	$299,985	$305,594
7.375% Senior Notes due 2014	249,880	260,845	249,799	269,008
3.45% Senior Notes due 2015	350,000	363,129	350,000	368,824
3.05% Senior Notes due 2016	299,959	308,116	299,952	316,268
2.50% Senior Notes due 2017	299,869	298,148	299,852	309,846
7.50% Senior Notes due 2019	201,695	242,129	201,695	249,358
4.90% Senior Notes due 2020	498,960	526,123	498,900	562,530
4.625% Senior Notes due 2021	399,551	412,416	399,527	442,776
3.95% Senior Notes due 2022	399,136	391,005	399,095	422,227
6.20% Senior Notes due 2040	399,892	417,943	399,891	477,327
6.05% Senior Notes due 2041	397,630	405,013	397,613	468,256
5.25% Senior Notes due 2042	498,270	453,567	498,257	533,422

Total senior unsecured notes	3,994,842	4,078,434	4,294,566	4,725,436
Commercial paper program	1,281,462	1,281,462	339,809	339,809

Total long-term debt	$5,276,304	$5,359,896	$4,634,375	$5,065,245

Note 9 — Income Taxes

At December 31, 2012, the reserves for uncertain tax positions totaled $125 million (net of related tax benefits of $10 million). At June 30, 2013, the reserves for uncertain tax positions totaled $116 million (net of related tax benefits of $2 million), and if not utilized, would reduce the provision for income taxes by $116 million.

It is possible that our existing liabilities related to our reserves for uncertain tax positions may change in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 10 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended June 30,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,349	$2,681	$1,111	$2,375
Interest cost	1,252	2,262	1,350	2,164
Return on plan assets	(1,437)	(3,276)	(1,342)	(2,793)
Amortization of prior service cost	—	57	—	57
Recognized net actuarial loss	395	1,910	201	1,793

Net pension expense	$1,559	$3,634	$1,320	$3,596

	Six Months Ended June 30,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$2,728	$5,362	$2,234	$4,806
Interest cost	2,534	4,524	2,708	4,360
Return on plan assets	(2,908)	(6,552)	(2,688)	(5,586)
Amortization of prior service cost	—	114	—	114
Recognized net actuarial loss	800	3,820	401	3,678

Net pension expense	$3,154	$7,268	$2,655	$7,372

During the three and six months ended June 30, 2013, we made contributions to our pension plans totaling $5 million and $8 million, respectively.

Note 11 — Derivative Instruments and Hedging Activities

We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.

For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, all of which have a maturity of less than 12 months. The forward contracts maturing during the remainder of 2013 represent approximately 59 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $84 million at June 30, 2013. Total unrealized loss related to these forward contracts was approximately $5 million as of June 30, 2013 and was recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The balance of the net unrealized loss related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net unrealized loss at beginning of period	$(1,202)	$(644)	$—	$(3,061)
Activity during period:
Settlement of foreign currency forward contracts during the period	265	644	—	3,061
Net unrealized loss on outstanding foreign currency forward contracts	(3,794)	—	(4,731)	—

Net unrealized loss at end of period	$(4,731)	$—	$(4,731)	$—

Financial Statement Presentation

The following tables, together with Note 12, summarize the financial statement presentation and fair value of our derivative positions as of June 30, 2013 and December 31, 2012:

		Estimated fair value
	Balance sheet classification	June 30, 2013	December 31, 2012
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$700	$—
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$5,431	$—

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges through AOCL or through “other income” for the three months ended June 30, 2013 and 2012:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2013	2012	2013	2012	2013	2012
Cash flow hedges
Foreign currency forward contracts	$(3,794)	$—	$265	$644	$—	$—

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges through AOCL or through “other income” for the six months ended June 30, 2013 and 2012:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2013	2012	2013	2012	2013	2012
Cash flow hedges
Foreign currency forward contracts	$(4,996)	$—	$265	$3,061	$—	$—

Note 12 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

June 30, 2013
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$6,178	$6,178	$—	$—
Foreign currency forward contracts	700	—	700	—
Liabilities -
Foreign currency forward contracts	$5,431	$—	$5,431	$—

December 31, 2012
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$5,816	$5,816	$—	$—

The foreign currency instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative instruments. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13 — Accumulated Other Comprehensive Loss

The following tables set forth the changes in AOCL by component for the three and six months ended June 30, 2013. All amounts within the tables are shown net of tax.

	Three months ended June 30, 2013
		Defined
	Losses on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at beginning of period	$(1,202)	$(93,429)	$(17,721)	$(112,352)

Activity during period:
Other comprehensive income/(loss) before reclassifications	(3,794)	—	(2,180)	(5,974)
Amounts reclassified from AOCL	265	1,632	—	1,897

Net current period other comprehensive income/(loss)	(3,529)	1,632	(2,180)	(4,077)

Balance at end of period	$(4,731)	$(91,797)	$(19,901)	$(116,429)

	Six months ended June 30, 2013
		Defined
	Losses on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at beginning of period	$—	$(95,071)	$(20,378)	$(115,449)

Activity during period:
Other comprehensive income/(loss) before reclassifications	(4,731)	—	477	(4,254)
Amounts reclassified from AOCL	—	3,274	—	3,274

Net current period other comprehensive income/(loss)	(4,731)	3,274	477	(980)

Balance at end of period	$(4,731)	$(91,797)	$(19,901)	$(116,429)

(1)	Losses on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “other income” on our Consolidated Statement of Income. See Note 11 for additional information.
(2)	Defined benefit pension items relate to actuarial losses and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statement of Income through either “contract drilling services” or “general and administrative”. See Note 10 for additional information

Note 14 — Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), which entered into an assignment agreement with BP for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and ExxonMobil informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig was ready to operate under the drilling contract. The rig operated under farmout arrangements from March 2011 to the conclusion of the contract in the second quarter of 2012. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. The arbitration process is proceeding, and we intend to vigorously pursue these claims. As a result of the uncertainties noted above, we have not recognized any revenue during the assignment period.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years. No revenue has been recognized under this contract. We have contracted the rig for much of the original term with other customers. In March 2011, we filed suit in Texas State District Court against Marathon seeking damages for its actions. The suit is proceeding and we expect the trial to occur in the fourth quarter of 2013. We cannot predict the outcome of this lawsuit.

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies to be remediated, including issues relating to the main propulsion and safety management systems. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and commenced an ongoing dialogue with the agency to keep it apprised of our progress. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard then began its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer, Kulluk and other rigs, and with the garbage log for the Kulluk. The Coast Guard referred the Noble Discoverer and Kulluk matters to the U.S. Department of Justice (“DOJ”) for further investigation. We are cooperating with the DOJ and Coast Guard in connection with their investigation, and are maintaining a dialogue with the DOJ. We cannot predict when the DOJ and Coast Guard will conclude the investigation and cannot provide any assurances with respect to the outcome. If the DOJ or Coast Guard determines that violations of applicable law have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as oversight of our operational compliance programs. Based on information obtained to date, we believe it is probable that we will have to pay some amount in fines and penalties to resolve this matter. However, at this time we cannot appropriately estimate the potential liability that may result and we have not made any accrual in our consolidated financial statements at June 30, 2013 related to the matter.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2013, there were 33 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including certain disputes with customers over receivables discussed in Note 4, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of our tax reporting for the taxable year ended December 31, 2008. In June 2013, the IRS examination team notified us that they were no longer proposing any adjustments with respect to our tax reporting for the taxable year ended December 31, 2008. We are due a refund for the 2008 tax year, and our refund claim is currently under review. The IRS began its examination of our tax reporting for the taxable year ended December 31, 2009. We believe that we have accurately reported all amounts in our 2009 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the second quarter of 2013, we reached an agreement with the Mexican tax authorities resolving certain previously disclosed tax assessments. This settlement removes potential contingent tax exposure of $502 million in Mexico for periods prior to 2007, which includes the assessments for years 2002 through 2005 of approximately $348 million, as well as settlement for 2006. The settlement of these assessments did not have a material impact on our consolidated financial statements. Tax authorities in Mexico and other jurisdictions may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Audit claims of approximately $115 million attributable to income, customs and other business taxes have been assessed against us in other jurisdictions. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our rigs located in the Mexico portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles on our rigs ranging from $15 million to $25 million per occurrence, depending on location. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.

We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $2.7 billion at June 30, 2013.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have entered into agreements with certain of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble-Swiss (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.

Nigerian Operations

During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency (“NIMASA”) seeking to collect a 2 percent surcharge on contract amounts under contracts performed by “vessels,” within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling units, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling units by considering these units to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling units are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling units are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge. In August 2009, the court issued a favorable ruling in response to our originating summons stating that drilling operations do not fall within the cabotage laws and that drilling rigs are not vessels for purposes of those laws. The court also issued an injunction against the defendants prohibiting their interference with our drilling rigs or drilling operations. NIMASA has appealed the court’s ruling, although the court dismissed NIMASA’s lawsuit filed against us in February 2009. We intend to take all further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling units. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling units constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect our operations in Nigerian waters and require us to incur additional costs of compliance.

NIMASA had previously informed the Nigerian Content Division of its position that we were not in compliance with the cabotage laws. The Nigerian Content Division makes determinations of companies’ compliance with applicable local content regulations for purposes of government contracting, including contracting for services in connection with oil and gas concessions where the Nigerian national oil company is a partner. The Nigerian Content Division had previously barred us from participating in new tenders as a result of NIMASA’s allegations, although the Division reversed its actions based on the favorable Federal High Court ruling. However, no assurance can be given with respect to our ability to bid for future work in Nigeria until our dispute with NIMASA is resolved.

Under the Nigerian Industrial Training Fund Act of 2004, as amended, (the “Act”), Nigerian companies with five or more employees must contribute annually 1 percent of their payroll to the Industrial Training Fund (“ITF”) established under the Act to be used for the training of Nigerian nationals with a view towards generating a pool of indigenously trained manpower. We have not paid this amount on our expatriate workers employed by our non-Nigerian employment entity in the past as we did not believe the contribution obligation was applicable to them. In October 2012, we received a demand from the ITF for payments going back to 2004 and associated penalties in respect of these expatriate employees. In February 2013, the ITF filed suit seeking payment of these amounts. We do not believe that we owe the amount claimed. We are in discussions with the ITF to resolve the issue and do not believe the resolution of this matter will have a material adverse effect on our financial position or cash flows.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15 — Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in the United States, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia.

We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the three and six months ended June 30, 2013 and 2012 is shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-Swiss.

	Three Months Ended June 30,
	2013			2012
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$1,003,522	$13,863	$1,017,385	$878,372	$20,551	$898,923
Depreciation and amortization	209,082	3,507	212,589	180,112	3,503	183,615
Segment operating income/(loss)	253,610	250	253,860	246,161	(1,666)	244,495
Interest expense, net of amount capitalized	(102)	(24,563)	(24,665)	(105)	(20,547)	(20,652)
Income tax (provision)/benefit	(40,600)	3,776	(36,824)	(51,098)	4,742	(46,356)
Segment profit/(loss)	196,439	(19,819)	176,620	178,094	(18,276)	159,818
Total assets (at end of period)	14,777,991	688,095	15,466,086	13,483,083	552,933	14,036,016

	Six Months Ended June 30,
	2013			2012
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$1,952,980	$35,380	$1,988,360	$1,659,615	$36,998	$1,696,613
Depreciation and amortization	411,701	7,044	418,745	348,060	6,632	354,692
Segment operating income/(loss	478,744	4,907	483,651	386,428	1,710	388,138
Interest expense, net of amount capitalized	(222)	(51,744)	(51,966)	(194)	(30,954)	(31,148)
Income tax (provision)/benefit	(78,841)	7,665	(71,176)	(73,698)	5,753	(67,945)
Segment profit/(loss)	365,490	(38,810)	326,680	303,578	(23,585)	279,993
Total assets (at end of period)	14,777,991	688,095	15,466,086	13,483,083	552,933	14,036,016

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends FASB Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This amended guidance requires additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In March 2013, the FASB issued ASU No. 2013-05, which amends ASC Topic 830, “Foreign Currency Matters.” This ASU provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In July 2013, the FASB issued ASU No. 2013-11, which amends ASC Topic 740, “Taxes.” This ASU provides guidance on the presentation of tax benefits when a net operating loss carryforward or other tax credit carryforward exists. The guidance is effective for fiscal years beginning on or after December 15, 2013. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 17 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Six months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Accounts receivable	$(90,903)	$(87,244)	$(90,903)	$(87,244)
Other current assets	(68,614)	(82,590)	(70,214)	(85,357)
Other assets	1,191	(10,452)	1,145	(10,454)
Accounts payable	32,125	9,776	32,222	8,804
Other current liabilities	(8,057)	(2,282)	(6,336)	(1,997)
Other liabilities	(12,291)	33,608	(12,291)	33,608

	$(146,549)	$(139,184)	$(146,377)	$(142,640)

Note 18 — Subsequent Event

In July 2013, we completed the sale of the Noble Lewis Dugger for $61 million to an unrelated third party in Mexico that owns and operates drilling units.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 19 — Guarantees of Registered Securities

Guarantees of Registered Securities

Noble-Cayman, or one or more subsidiaries of Noble-Cayman, are a co-issuer or guarantor or otherwise obligated as of June 30, 2013 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$250 million 7.375% Senior Notes due 2014	NHIL	Noble-Cayman
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NDC;	Noble-Cayman;
	Noble Drilling Services 6 LLC (“NDS6”)	Noble Holding (U.S.) Corporation (“NHC”); Noble Drilling Holding LLC (“NDH”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

Revision

As part of our worldwide asset consolidation completed in 2009, NDC received a limited partnership interest in one of our Other Non-Guarantor Subsidiaries of Noble. This limited partnership interest has historically been included as a component of Total Shareholder Equity and income attributable to this limited partnership interest has been included in Net Income Attributable to Noble Corporation in the Other Non-Guarantor Subsidiaries of Noble column in the condensed consolidating financial statements. We concluded these errors were not material individually or in the aggregate to any of the previously issued financial statements taken as a whole.

During the first quarter of 2013, we amended the presentation of this limited partnership interest in the Other Non-guarantor Subsidiaries of Noble column to correctly present it as a noncontrolling interest and to record the income attributable to NDC as Net Income Attributable to Noncontrolling Interests. We also made appropriate adjustments to the Consolidating Adjustments column. The following chart presents the impact of this change in presentation in the Other Non-Guarantor Subsidiaries of Noble and Consolidating Adjustments columns on the historical Condensed Consolidating Balance Sheet and Condensed Consolidating Statement of Income. The revisions below did not impact our Condensed Consolidating Statement of Cash Flows.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Other Non-Guarantor Subsidiaries of Noble		Consolidating Adjustments
	As reported	As adjusted	As reported	As adjusted
December 31, 2010
Income statement- Twelve months ended
Net income	$1,023,782	$1,023,782	$(2,963,512)	$(2,963,512)
Net income attributable to noncontrolling interests	(3)	(41,889)	—	41,886

Net income attributable to Noble Corporation	$1,023,779	$981,893	$(2,963,512)	$(2,921,626)

December 31, 2011
Income statement- Twelve months ended
Net income	$634,128	$634,128	$(1,758,285)	$(1,758,285)
Net loss attributable to noncontrolling interests	7,273	(15,808)	—	23,081

Net income attributable to Noble Corporation	$641,401	$618,320	$(1,758,285)	$(1,735,204)

Balance Sheet
Total shareholder equity	$9,853,129	$9,483,809	$(28,268,572)	$(27,899,252)
Noncontrolling interests	691,331	1,060,651	—	(369,320)

Total equity	$10,544,460	$10,544,460	$(28,268,572)	$(28,268,572)

March 31, 2012
Income statement- Three months ended
Net income	$173,657	$173,657	$(591,588)	$(591,588)
Net income attributable to noncontrolling interests	6,832	(1,196)	—	8,028

Net income attributable to Noble Corporation	$180,489	$172,461	$(591,588)	$(583,560)

June 30, 2012
Income statement- Three months ended
Net income	$253,086	$253,086	$(662,439)	$(662,439)
Net income attributable to noncontrolling interests	(18,857)	(29,201)	—	10,344

Net income attributable to Noble Corporation	$234,229	$223,885	$(662,439)	$(652,095)

Income statement- Six months ended
Net income	$426,743	$426,743	$(1,254,027)	$(1,254,027)
Net income attributable to noncontrolling interests	(12,025)	(30,397)	—	18,372

Net income attributable to Noble Corporation	$414,718	$396,346	$(1,254,027)	$(1,235,655)

September 30, 2012
Income statement- Three months ended
Net income	$211,597	$211,597	$(569,368)	$(569,368)
Net income attributable to noncontrolling interests	(14,906)	(22,246)	—	7,340

Net income attributable to Noble Corporation	$196,691	$189,351	$(569,368)	$(562,028)

Income statement- Nine months ended
Net income	$638,340	$638,340	$(1,823,395)	$(1,823,395)
Net income attributable to noncontrolling interests	(26,931)	(52,643)	—	25,712

Net income attributable to Noble Corporation	$611,409	$585,697	$(1,823,395)	$(1,797,683)

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Other Non-Guarantor Subsidiaries of Noble		Consolidating Adjustments
	As reported	As adjusted	As reported	As adjusted
December 31, 2012
Income statement- Twelve months ended
Net income	$280,763	$280,763	$(1,891,202)	$(1,891,202)
Net income attributable to noncontrolling interests	(33,793)	(68,969)	—	35,176

Net income attributable to Noble Corporation	$246,970	$211,794	$(1,891,202)	$(1,856,026)

Balance Sheet
Total shareholder equity	$9,913,839	$9,509,343	$(29,719,135)	$(29,314,639)
Noncontrolling interests	765,124	1,169,620	—	(404,496)

Total equity	$10,678,963	$10,678,963	$(29,719,135)	$(29,719,135)

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$244	$—	$2	$—	$161,778	$—	$162,029
Accounts receivable	—	57,034	3,303	—	—	774,239	—	834,576
Taxes receivable	—	46,297	—	—	—	101,861	—	148,158
Prepaid expenses	—	487	8	—	—	69,685	—	70,180
Short-term notes receivable from affiliates	—	119,476	—	—	586,770	331,498	(1,037,744)	—
Accounts receivable from affiliates	1,268,524	161,799	1,108,461	503,656	51,560	6,714,765	(9,808,765)	—
Other current assets	—	639	196	—	—	122,501	—	123,336

Total current assets	1,268,529	385,976	1,111,968	503,658	638,330	8,276,327	(10,846,509)	1,338,279

Property and equipment, at cost	—	2,891,199	76,827	—	—	15,193,887	—	18,161,913
Accumulated depreciation	—	(313,094)	(60,462)	—	—	(3,972,674)	—	(4,346,230)

Property and equipment, net	—	2,578,105	16,365	—	—	11,221,213	—	13,815,683

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,110,379	(11,136,763)	—
Investments in affiliates	8,205,962	10,353,399	3,313,219	7,879,478	1,952,694	—	(31,704,752)	—
Other assets	6,390	443	360	24,231	696	245,489	—	277,609

Total assets	$13,297,344	$14,523,923	$4,441,912	$11,932,181	$3,070,827	$21,853,408	$(53,688,024)	$15,431,571

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$127,036	$114,149	$—	$—	$706,245	$(1,037,744)	$—
Accounts payable	—	4,393	521	—	—	339,098	—	344,012
Accrued payroll and related costs	—	7,327	8,628	—	—	101,385	—	117,340
Accounts payable to affiliates	1,023,571	5,573,240	3,404	190,753	100,405	2,917,392	(9,808,765)	—
Interest payable	414	—	—	62,430	4,411	—	—	67,255
Taxes payable	—	11,476	9	—	—	109,137	—	120,622
Other current liabilities	—	—	241	—	—	168,705	—	168,946

Total current liabilities	1,114,299	5,723,472	126,952	253,183	104,816	4,341,962	(10,846,509)	818,175

Long-term debt	1,281,462	—	—	3,793,147	201,695	—	—	5,276,304
Notes payable to affiliates	2,840,287	586,979	—	975,000	1,342,000	5,392,497	(11,136,763)	—
Deferred income taxes	—	—	15,731	—	—	202,782	—	218,513
Other liabilities	19,930	8,864	—	—	—	295,585	—	324,379

Total liabilities	5,255,978	6,319,315	142,683	5,021,330	1,648,511	10,232,826	(21,983,272)	6,637,371

Commitments and contingencies
Total shareholder equity	8,041,366	8,204,608	4,299,229	6,910,851	1,422,316	10,442,890	(31,279,894)	8,041,366
Noncontrolling interest	—	—	—	—	—	1,177,692	(424,858)	752,834

Total equity	8,041,366	8,204,608	4,299,229	6,910,851	1,422,316	11,620,582	(31,704,752)	8,794,200

Total liabilities and equity	$13,297,344	$14,523,923	$4,441,912	$11,932,181	$3,070,827	$21,853,408	$(53,688,024)	$15,431,571

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,003	$904	$—	$2	$—	$275,466	$—	$277,375
Accounts receivable	—	14,885	3,335	—	—	725,453	—	743,673
Taxes receivable	—	8,341	—	—	—	103,969	—	112,310
Prepaid expenses	—	396	9	—	—	40,827	—	41,232
Short-term notes receivable from affiliates	—	119,476	—	—	586,769	252,138	(958,383)	—
Accounts receivable from affiliates	664,375	140,014	1,015,204	526,483	38,895	5,855,066	(8,240,037)	—
Other current assets	235	639	196	—	—	121,579	—	122,649

Total current assets	665,613	284,655	1,018,744	526,485	625,664	7,374,498	(9,198,420)	1,297,239

Property and equipment, at cost	—	2,735,223	76,428	—	—	14,123,496	—	16,935,147
Accumulated depreciation	—	(283,028)	(58,411)	—	—	(3,597,079)	—	(3,938,518)

Property and equipment, net	—	2,452,195	18,017	—	—	10,526,417	—	12,996,629

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,171,875	(11,198,259)	—
Investments in affiliates	7,770,066	9,170,923	3,386,879	7,413,361	1,977,906	—	(29,719,135)	—
Other assets	5,798	320	543	25,895	759	243,243	—	276,558

Total assets	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$51,054	$110,770	$—	$—	$706,245	$(958,383)	$—
Accounts payable	—	6,522	1,183	—	—	341,889	—	349,594
Accrued payroll and related costs	—	6,176	7,611	—	—	110,149	—	123,936
Accounts payable to affiliates	900,063	4,806,235	5,444	165,065	77,075	2,286,155	(8,240,037)	—
Interest payable	1,594	—	—	62,430	4,412	—	—	68,436
Taxes payable	—	9,152	—	—	—	121,692	—	130,844
Other current liabilities	—	—	240	—	—	158,259	—	158,499

Total current liabilities	991,971	4,879,139	125,248	227,495	81,487	3,724,389	(9,198,420)	831,309

Long-term debt	639,794	—	—	3,792,886	201,695	—	—	4,634,375
Notes payable to affiliates	2,840,287	648,475	—	975,000	1,342,000	5,392,497	(11,198,259)	—
Deferred income taxes	—	—	15,731	—	—	210,314	—	226,045
Other liabilities	19,930	17,815	—	—	—	309,870	—	347,615

Total liabilities	4,491,982	5,545,429	140,979	4,995,381	1,625,182	9,637,070	(20,396,679)	6,039,344

Commitments and contingencies
Total shareholder equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	9,509,343	(29,314,639)	7,765,958
Noncontrolling interest	—	—	—	—	—	1,169,620	(404,496)	765,124

Total equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	10,678,963	(29,719,135)	8,531,082

Total liabilities and equity	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$86,313	$5,018	$—	$—	$907,045	$(22,921)	$975,455
Reimbursables	—	2,735	—	—	—	25,525	—	28,260
Labor contract drilling services	—	—	—	—	—	13,603	—	13,603
Other	—	—	—	—	—	67	—	67

Total operating revenues	—	89,048	5,018	—	—	946,240	(22,921)	1,017,385

Operating costs and expenses
Contract drilling services	1,016	19,878	1,826	25,636	—	460,010	(22,921)	485,445
Reimbursables	—	2,489	—	—	—	20,212	—	22,701
Labor contract drilling services	—	—	—	—	—	9,402	—	9,402
Depreciation and amortization	—	15,321	1,102	—	—	195,809	—	212,232
General and administrative	667	2,122	—	9,403	1	3,395	—	15,588

Total operating costs and expenses	1,683	39,810	2,928	35,039	1	688,828	(22,921)	745,368

Operating income (loss)	(1,683)	49,238	2,090	(35,039)	(1)	257,412	—	272,017
Other income (expense)
Equity earnings in affiliates, net of tax	233,129	105,472	5,715	240,658	87,425	—	(672,399)	—
Interest expense, net of amounts capitalized	(37,472)	(5,438)	(506)	(32,705)	(11,669)	(24,093)	87,218	(24,665)
Interest income and other, net	1,647	11,037	(7)	45,031	6,361	23,854	(87,218)	705

Income before income taxes	195,621	160,309	7,292	217,945	82,116	257,173	(672,399)	248,057
Income tax provision	—	14,299	—	—	—	(50,029)	—	(35,730)

Net Income	195,621	174,608	7,292	217,945	82,116	207,144	(672,399)	212,327
Net income attributable to noncontrolling interests	—	—	—	—	—	(27,183)	10,477	(16,706)

Net income attributable to Noble Corporation	195,621	174,608	7,292	217,945	82,116	179,961	(661,922)	195,621

Other comprehensive loss, net	(4,077)	—	—	—	—	(4,077)	4,077	(4,077)

Comprehensive income attributable to Noble Corporation	$191,544	$174,608	$7,292	$217,945	$82,116	$175,884	$(657,845)	$191,544

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$133,270	$10,009	$—	$—	$1,804,284	$(43,371)	$1,904,192
Reimbursables	—	3,321	—	—	—	46,113	—	49,434
Labor contract drilling services	—	—	—	—	—	34,657	—	34,657
Other	—	—	—	—	—	77	—	77

Total operating revenues	—	136,591	10,009	—	—	1,885,131	(43,371)	1,988,360

Operating costs and expenses
Contract drilling services	1,935	36,303	3,611	49,849	—	913,679	(43,371)	962,006
Reimbursables	—	2,823	—	—	—	34,800	—	37,623
Labor contract drilling services	—	—	—	—	—	21,651	—	21,651
Depreciation and amortization	—	30,183	2,203	—	—	385,597	—	417,983
General and administrative	1,292	4,014	1	18,116	1	7,007	—	30,431
Gain on contract settlements/extinguishments, net	—	—	—	—	—	(1,800)	—	(1,800)

Total operating costs and expenses	3,227	73,323	5,815	67,965	1	1,360,934	(43,371)	1,467,894

Operating income (loss)	(3,227)	63,268	4,194	(67,965)	(1)	524,197	—	520,466
Other income (expense)
Equity earnings in affiliates, net of tax	435,894	202,415	13,168	466,115	203,453	—	(1,321,045)	—
Interest expense, net of amounts capitalized	(70,779)	(13,000)	(1,339)	(67,265)	(23,390)	(47,427)	171,234	(51,966)
Interest income and other, net	3,277	21,851	—	84,792	12,666	49,416	(171,234)	768

Income before income taxes	365,165	274,534	16,023	415,677	192,728	526,186	(1,321,045)	469,268
Income tax provision	—	9,743	—	—	—	(79,487)	—	(69,744)

Net Income	365,165	284,277	16,023	415,677	192,728	446,699	(1,321,045)	399,524
Net income attributable to noncontrolling interests	—	—	—	—	—	(54,721)	20,362	(34,359)

Net income attributable to Noble Corporation	365,165	284,277	16,023	415,677	192,728	391,978	(1,300,683)	365,165

Other comprehensive loss, net	(980)	—	—	—	—	(980)	980	(980)

Comprehensive income attributable to Noble Corporation	$364,185	$284,277	$16,023	$415,677	$192,728	$390,998	$(1,299,703)	$364,185

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$38,348	$4,819	$—	$—	$824,684	$(19,614)	$848,237
Reimbursables	—	502	—	—	—	30,310	—	30,812
Labor contract drilling services	—	—	—	—	—	19,863	—	19,863
Other	—	—	—	—	—	943	(932)	11

Total operating revenues	—	38,850	4,819	—	—	875,800	(20,546)	898,923

Operating costs and expenses
Contract drilling services	1,256	14,375	1,839	18,779	—	405,895	(20,546)	421,598
Reimbursables	—	338	—	—	—	24,632	—	24,970
Labor contract drilling services	—	—	—	—	—	11,847	—	11,847
Depreciation and amortization	—	15,238	1,061	—	—	166,804	—	183,103
General and administrative	454	1,465	—	9,618	—	3,930	—	15,467
Loss on impairment	—	—	—	—	—	18,345	—	18,345
Gain on contract settlements/extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	1,710	26,547	2,900	28,397	—	603,067	(20,546)	642,075

Operating income (loss)	(1,710)	12,303	1,919	(28,397)	—	272,733	—	256,848
Other income (expense)
Equity earnings in affiliates, net of tax	197,409	154,580	10,078	230,830	69,542	—	(662,439)	—
Interest expense, net of amounts capitalized	(25,294)	(14,003)	(842)	(29,494)	(11,405)	(20,076)	80,462	(20,652)
Interest income and other, net	2,565	10,867	(21)	32,925	2,815	32,919	(80,462)	1,608

Income before income taxes	172,970	163,747	11,134	205,864	60,952	285,576	(662,439)	237,804
Income tax provision	—	(13,487)	—	—	—	(32,490)	—	(45,977)

Net Income	172,970	150,260	11,134	205,864	60,952	253,086	(662,439)	191,827
Net income attributable to noncontrolling interests	—	—	—	—	—	(29,201)	10,344	(18,857)

Net income attributable to Noble Corporation	172,970	150,260	11,134	205,864	60,952	223,885	(652,095)	172,970

Other comprehensive loss, net	(4,901)	—	—	—	—	(4,901)	4,901	(4,901)

Comprehensive income attributable to Noble Corporation	$168,069	$150,260	$11,134	$205,864	$60,952	$218,984	$(647,194)	$168,069

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$81,339	$9,880	$—	$—	$1,542,760	$(39,432)	$1,594,547
Reimbursables	—	5,810	—	—	—	60,143	—	65,953
Labor contract drilling services	—	—	—	—	—	35,871	—	35,871
Other	—	—	—	—	—	1,174	(932)	242

Total operating revenues	—	87,149	9,880	—	—	1,639,948	(40,364)	1,696,613

Operating costs and expenses
Contract drilling services	2,439	28,694	3,610	36,412	—	805,953	(40,364)	836,744
Reimbursables	—	5,425	—	—	—	50,146	—	55,571
Labor contract drilling services	—	—	—	—	—	21,079	—	21,079
Depreciation and amortization	—	30,077	2,097	—	—	321,502	—	353,676
General and administrative	811	2,811	—	18,437	—	7,418	—	29,477
Loss on impairment	—	—	—	—	—	18,345		18,345
Gain on contract extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	3,250	62,138	5,707	54,849	—	1,196,057	(40,364)	1,281,637

Operating income (loss)	(3,250)	25,011	4,173	(54,849)	—	443,891	—	414,976
Other income (expense)
Equity earnings in affiliates, net of tax	352,821	289,165	55,880	410,758	145,403	—	(1,254,027)	—
Interest expense, net of amounts capitalized	(45,900)	(28,917)	(2,188)	(50,466)	(19,188)	(39,972)	155,483	(31,148)
Interest income and other, net	3,951	18,691	(5)	62,179	5,925	67,749	(155,483)	3,007

Income before income taxes	307,622	303,950	57,860	367,622	132,140	471,668	(1,254,027)	386,835
Income tax provision	—	(22,263)	—	—	—	(44,925)	—	(67,188)

Net Income	307,622	281,687	57,860	367,622	132,140	426,743	(1,254,027)	319,647
Net income attributable to noncontrolling interests	—	—	—	—	—	(30,397)	18,372	(12,025)

Net income attributable to Noble Corporation	307,622	281,687	57,860	367,622	132,140	396,346	(1,235,655)	307,622

Other comprehensive loss, net	(1,140)	—	—	—	—	(1,140)	1,140	(1,140)

Comprehensive income attributable to Noble Corporation	$306,482	$281,687	$57,860	$367,622	$132,140	$395,206	$(1,234,515)	$306,482

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(60,083)	$24,121	$5,639	$(48,774)	$(10,663)	$765,568	$—	$675,808

Cash flows from investing activities
New construction and capital expenditures	—	(804,500)	(324)	—	—	(478,462)	—	(1,283,286)

Net cash from investing activities	—	(804,500)	(324)	—	—	(478,462)	—	(1,283,286)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	941,653	—	—	—	—	—	—	941,653
Repayment of long-term debt	(300,000)	—	—	—	—	—	—	(300,000)
Financing costs on credit facilities	(1,912)	—	—	—	—	—	—	(1,912)
Dividends paid to joint venture partner	—	—	—	—	—	(46,649)	—	(46,649)
Distributions to parent company, net	(100,960)	—	—	—	—	—	—	(100,960)
Advances (to) from affiliates	(479,696)	779,719	(5,315)	48,774	10,663	(354,145)	—	—

Net cash from financing activities	59,085	779,719	(5,315)	48,774	10,663	(400,794)	—	492,132

Net change in cash and cash equivalents	(998)	(660)	—	—	—	(113,688)	—	(115,346)
Cash and cash equivalents, beginning of period	1,003	904	—	2	—	275,466	—	277,375

Cash and cash equivalents, end of period	$5	$244	$—	$2	$—	$161,778	$—	$162,029

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(39,135)	$8,929	$4,457	$(32,947)	$(13,203)	$623,600	$—	$551,701

Cash flows from investing activities
New construction and capital expenditures	—	(182,619)	(306)	—	—	(639,909)	—	(822,834)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(182,619)	(306)	(1,188,287)	—	(639,909)	1,188,287	(822,834)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(825,000)	—	—	—	—	—	—	(825,000)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from joint venture partner	—	—	—	—	—	40,000	—	40,000
Financing costs on credit facilities	(5,014)	—	—	—	—	—	—	(5,014)
Distributions to parent company, net	(92,675)	—	—	—	—	—	—	(92,675)
Advances (to) from affiliates	(226,514)	173,636	(4,151)	34,602	13,203	9,224	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	39,084	173,636	(4,151)	1,221,238	13,203	49,224	(1,188,287)	303,947

Net change in cash and cash equivalents	(51)	(54)	—	4	—	32,915	—	32,814
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$95	$331	$—	$4	$—	$267,440	$—	$267,870

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2013, and our results of operations for the three and six months ended June 30, 2013 and 2012. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, a potential spin-off of a portion of our fleet, a potential change in our corporate domicile, repayment of debt, borrowings under our credit facilities or other instruments, completion and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, the inability to consummate a potential spin-off transaction or change in corporate domicile or the inability to realize the benefits of such transactions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

Noble-Swiss is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. Currently, our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles, including 10 units under construction as follows:

•	three dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	seven high-specification heavy-duty, harsh environment jackups.

Our fleet is deployed globally in oil and gas producing regions. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Proposed Transaction

In July 2013, we announced a proposed corporate reorganization transaction (the “Transaction”) of Noble-Swiss and the group of companies it controls. The Transaction would merge Noble-Swiss into a newly formed subsidiary incorporated under English law, Noble Corporation plc (“Noble-UK”), which would become our new holding company. The Transaction would effectively change the place of incorporation of the publicly traded parent company from Switzerland to the United Kingdom. We expect an extraordinary general meeting of Noble-Swiss shareholders to take place in October 2013 to consider the Transaction. If shareholders approve the Transaction at that meeting, and the other conditions to completing the Transaction are satisfied, the Transaction is expected to be completed in November 2013.

In the Transaction, all of the outstanding ordinary shares of Noble-Swiss will be cancelled, and Noble-UK will issue, through an exchange agent, one share of Noble-UK in exchange for each share of Noble-Swiss. Upon completion of the Transaction, Noble-UK will own and continue to conduct the same businesses through the Noble group as Noble-Swiss conducted prior to the Transaction, except that Noble-UK will be the parent company of the Noble group of companies. Noble-UK is expected to remain subject to SEC reporting requirements and will file an application with the New York Stock Exchange to have its ordinary shares listed.

Outlook

The business environment for the first six months of 2013 has remained positive, with steady to higher drilling activity, especially for ultra-deepwater and jackup rigs. The overall contractual environment has been positive and underlying commodity prices have been stable, with Brent crude oil averaging $106 per barrel in the second quarter. The stability of crude oil prices remains a strong factor in support of customer exploration and production spending, positively influencing both shallow and deepwater drilling activity. Customer drilling activity, which continues to expand globally, has resulted in rig supply constraints in some regions, leading customers to contract rigs for longer durations.

We believe both the short-term and long-term outlook for the ultra-deepwater market remains positive. Market dayrates for new ultra-deepwater units consistently remained above $500,000 throughout the past 12 months, which is higher than rates seen in recent years. A number of fixtures have exceeded $550,000, and in certain cases even exceeded $600,000. Our market analysis indicates that there is little, if any, availability of ultra-deepwater units for 2013. In addition, availability of ultra-deepwater units in 2014 continues to decrease. We have seen some early indications of softening in deepwater rates, as some units in the global deepwater fleet transition to new contracts. The lower dayrate environment reflects reduced customer demand and rig technical features that are inferior to the new ultra-deepwater capacity delivered in recent quarters. Utilization rates for jackups stabilized in 2011, and improved in most regions during 2012 and the first six months of 2013. We have seen encouraging market activity and anticipate a favorable environment for these rigs in the short-term. We continue to see differentiation in the jackup market, with high-specification units having utilization rates and dayrates exceeding those for units that entered service before 2000. We continue to see improvement in the standard capability jackup market with strong utilization and rising dayrates in most regions.

Despite the positive market conditions noted above, global economic risk remains. In addition, political instability, especially in the Middle East and North Africa, has further created uncertainty within the marketplace. While these factors create a potential risk for postponement or cancellation of some drilling opportunities, we believe the outlook remains positive.

Results and Strategy

Our goal is to be the preferred offshore drilling contractor for the oil and gas industry based upon the following core principles:

•	operate in a manner that provides a safe working environment for our employees while protecting the environment and our assets;

•	provide an attractive investment vehicle for our shareholders; and

•	deliver exceptional customer service through a large, diverse and technically advanced fleet operated by competent personnel.

Our business strategy also focuses on the active expansion of our worldwide deepwater capabilities through acquisitions, upgrades and modifications, the deployment of our drilling assets in important oil and gas producing areas throughout the world and potential divestitures of our standard specification drilling units.

We have actively expanded our offshore drilling and deepwater capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex well programs required by our customers. During the first six months of 2013, we continued to execute our newbuild program, completing the following milestones:

•

we completed construction of the Noble Don Taylor, a dynamically positioned, ultra-deepwater, harsh environment drillship that left the shipyard during the second quarter of 2013 and is scheduled to complete acceptance testing and begin operations under a long-term contract in the U.S. Gulf of Mexico in the third quarter of 2013;

•

we completed construction of the Noble Globetrotter II, a dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, which left the shipyard during the second quarter of 2013 and is scheduled to complete acceptance testing and begin operations under a long-term contract in West Africa in the fourth quarter of 2013;

•

we continued construction of three additional dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd., the next of which is scheduled to be delivered by the shipyard in the fourth quarter of 2013;

•	we continued construction of six high-specification, heavy duty, harsh environment jackups, the first of which is estimated to be delivered by the shipyard in the third quarter of 2013; and

•	we began construction of one ultra-high specification jackup, which is estimated to be delivered by the shipyard in the second quarter of 2016.

Total capital expenditures, including expenditures related to our newbuild program, were $1.24 billion for the six months ended June 30, 2013.

As part of our ongoing strategic planning process, we have continued to analyze a potential divestment of certain of our standard specification units and related assets. While this divestment could take a number of forms, we are currently focusing on a potential spin-off transaction. As currently envisioned, the spin-off would result in most of our standard specification drilling rigs and related assets being spun off in a separate entity. However, the composition of the fleet that would be included in the potential spin-off would also be subject to certain exceptions.

In determining whether a unit will be included in the “standard specification” fleet to be part of the spin-off transaction, we will consider a number of different factors including:

•	Age and capability of the unit. For both jackup and floating units, we will consider a combination of age and/or technical capability and operational flexibility.

•	Customer relationships. We will consider our customer relationships globally and locally and may make certain fleet decisions based on such relationships.

•	Location. We also will consider the current and expected geographical operating location of the unit, including the classification of other units in the same area.

•	Current status. Finally, we will evaluate a unit’s current operating status (i.e., active or cold-stacked) as well as the prospects for reactivation of any cold-stacked assets.

We have taken certain preparatory steps to pursue this potential spin-off. These steps include analyzing the internal restructuring steps necessary for a potential spin-off and related tax considerations, seeking certain tax rulings and commencing preparation of financial statements for a potential separate group to be spun off. We have not completed the work necessary to effect, nor has our board of directors approved, any such transaction. Any such spin-off would require, in addition to the approval of our board of directors, receipt of tax rulings from the U.S. Internal Revenue Service (“IRS”) as well as other approvals, and would be subject to other conditions. We expect that a spin-off, should we decide to pursue the transaction, would be completed during 2014, although this timing could change as we continue our analysis. We can give no assurances that we will ultimately undertake or consummate a spin-off or any other sale or separation transaction involving our standard specification assets or that we will realize the expected benefits from this transaction.

Demand for our services is a function of the worldwide supply of mobile offshore drilling units. Industry analysts widely acknowledge that a significant expansion of industry supply of both jackups and ultra-deepwater units has commenced, many of which currently have no contract. The introduction of non-contracted rigs into the marketplace will increase the supply of rigs which compete for drilling service contracts, which could negatively impact the dayrates we are able to achieve. Our strategy on newbuild construction has generally been to expand our drilling fleet in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. However, in response to the addition of a significant number of new, technologically advanced units in the global fleet and changes in customer requirements and preferences, we believe that in order to maintain long-term competitiveness, it has become both necessary and desirable for us to engage in building highly advanced jackups and floating units on a speculative basis. Of the units we currently have under construction, three of the heavy-duty, harsh environment jackups are being constructed without customer contracts. We will attempt to secure contracts for these units prior to their completion. We may continue speculative building, even in the absence of contracts for our units already under construction.

From time to time, we evaluate individual rig transactions and business combinations with other parties where we believe we can create shareholder value. We will continue to consider business opportunities that promote our growth strategy and optimize shareholder value.

In July 2013, we completed the sale of the Noble Lewis Dugger for $61 million to an unrelated third party in Mexico that owns and operates drilling units.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we believe we are well positioned within the industry and that our newbuild program will further strengthen our position, especially in deepwater drilling.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of June 30, 2013, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2013 (1)	2014	2015	2016	2017-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6)	$13,040	$1,427	$3,155	$2,709	$1,842	$3,907
Jackups/Submersibles (3)	2,993	758	1,017	487	135	596

Total (4)	$16,033	$2,185	$4,172	$3,196	$1,977	$4,503

Percent of Available Operating Days
Committed (5)		78%	60%	33%	15%	5%

(1)	Represents a six-month period beginning July 1, 2013.
(2)	Our drilling contracts with Petróleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles/drillships operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles. Our backlog for semisubmersibles/drillships includes approximately $159 million attributable to these performance bonuses.

The drilling contracts with Royal Dutch Shell plc (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Max Smith, Noble Don Taylor and Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 50 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $411 million attributable to these performance bonuses.

(3)	Petróleos Mexicanos (“Pemex”) has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. As of June 30, 2013, we had eleven rigs contracted to Pemex in Mexico, and our backlog includes approximately $646 million related to such contracts.
(4)	Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds in the past on certain rigs contracted with Petrobras, we have not received any notification concerning contract cancellations nor do we anticipate receiving any such notifications.
(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2013 through 2016.
(6)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of June 30, 2013, the combined amount of backlog for these rigs totals $2.1 billion, all of which is included in our backlog. Noble’s net interest in the backlog for these rigs is $1.1 billion.

Our contract drilling services backlog reported above reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated.

As of June 30, 2013, we estimate Shell and Petrobras represented approximately 53 percent and 11 percent, respectively, of our backlog.

Nigerian Operations

In April 2010, the Nigerian Oil and Gas Industry Content Development Bill was signed into law. The law is designed to create Nigerian content in operations and transactions within the Nigerian oil and gas industry. The law sets forth certain requirements for the utilization of Nigerian human resources and goods and services in oil and gas projects and creates a Nigerian Content Development and Monitoring Board to implement and monitor the law and develop regulations pursuant to the law. The Nigerian Content Development and Monitoring Board has indicated that it will require all non-Nigerian offshore drilling companies to reorganize their local operations to include Nigerian indigenous minority interests in the operating assets and to obtain the approval of the Nigerian Content Development and Monitoring Board for future work in Nigeria. The law also establishes a Nigerian Content Development Fund to fund the implementation of the law, and requires that one percent of the value of every contract awarded in the Nigerian oil and gas industry be paid into the fund. We cannot predict what impact the new law may have on our existing or future operations in Nigeria, but the effect on our operations there could be significant.

Results of Operations

For the Three Months Ended June 30, 2013 and 2012

Net income attributable to Noble-Swiss for the three months ended June 30, 2013 (the “Current Quarter”) was $177 million, or $0.69 per diluted share, on operating revenues of $1.02 billion, compared to net income for the three months ended June 30, 2012 (the “Comparable Quarter”) of $160 million, or $0.63 per diluted share, on operating revenues of $899 million.

As a result of Noble-Swiss conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2013 and 2012, are the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended June 30, 2013 and 2012 was $18 million and $12 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2013 and 2012:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	2013	2012	% Change	2013	2012	% Change
Jackups	92%	79%	3,594	3,073	17%	$116,266	$97,612	19%
Semisubmersibles	76%	88%	970	1,127	-14%	370,117	349,163	6%
Drillships	78%	65%	637	469	36%	311,490	329,761	-6%
Other	0%	0%	—	—	—	—	—	—

Total	83%	76%	5,201	4,669	11%	$187,537	$181,663	3%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs not placed in service.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended
	June 30,		Change
	2013	2012	$	%
Operating revenues:
Contract drilling services	$975,455	$848,237	$127,218	15%
Reimbursables (1)	28,000	30,124	(2,124)	-7%
Other	67	11	56	509%

	$1,003,522	$878,372	$125,150	14%

Operating costs and expenses:
Contract drilling services	$491,983	$423,502	$68,481	16%
Reimbursables (1)	22,469	24,307	(1,838)	-8%
Depreciation and amortization	209,082	180,112	28,970	16%
General and administrative	26,378	24,835	1,543	6%
Loss on impairment	—	12,710	(12,710)	**
Gain on contract settlements/extinguishments, net	—	(33,255)	33,255	**

	749,912	632,211	117,701	19%

Operating income	$253,610	$246,161	$7,449	3%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 11 percent increase in operating days increased revenue by $97 million while the 3 percent increase in average dayrates increased revenues by approximately $30 million.

The change in contract drilling services revenues primarily relates to our jackups and drillships, which generated approximately $118 million and $43 million more revenue, respectively, in the Current Quarter. These amounts were offset by decreases in revenues from our semisubmersibles, which declined $34 million from the Comparable Quarter.

The 19 percent increase in jackup average dayrates resulted in a $67 million increase in revenues, and the 17 percent increase in jackup operating days resulted in a $51 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from improved market conditions in the global shallow water market. Additionally, revenue of $18 million was recognized in connection with the cancellation of a contract by our customer on the Noble Houston Colbert. The increase in utilization is primarily related to certain rigs in Mexico and the Noble George McLeod in the Far East, which were operating during the Current Quarter but not in the Comparable Quarter.

The increase in drillship revenues was driven by a 36 percent increase in operating days resulting in a $55 million increase in revenues, partially offset by a 6 percent decrease in average dayrates resulting in a $12 million decrease in revenues from the Comparable Quarter. The increase in operating days was the result of the Noble Bully II and Noble Globetrotter I, which commenced their contracts with Shell in April 2012 and July 2012, respectively. Additionally, the Noble Duchess and the Noble Leo Segerius operated during the Current Quarter after being off contract during the Comparable Quarter. These increases were partially offset by the Noble Roger Eason, which is currently in the shipyard to undergo its reliability upgrade project. The decrease in average dayrates was primarily attributable to the Noble Roger Eason project discussed above.

The decrease in semisubmersible revenues of $34 million primarily relates to the Noble Paul Romano and the Noble Homer Ferrington, which were off contract during the Current Quarter but operated during the Comparable Quarter, coupled with downtime on the Noble Paul Wolff and the Noble Ton van Langeveld during the Current Quarter. These decreases were partially offset by favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Max Smith, which operated during the Current Quarter after being off contract for the Comparable Quarter and the Noble Dave Beard, which operated at full capacity during the Current Quarter after experiencing shipyard time to undergo repairs and regulatory inspections during the Comparable Quarter.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $68 million for the Current Quarter as compared to the Comparable Quarter. A portion of the increase was due to the crew-up and operating expenses for the recently completed newbuild drillships, which added approximately $30 million in expenses during the Current Quarter. Excluding the additional expenses related to these newbuilds, our contract drilling costs increased $38 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $20 million increase in labor costs, an $11 million increase in shorebase support, a $5 million increase in repair and maintenance and a $2 million increase in other miscellaneous costs.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the Noble Bully II and the Noble Globetrotter I.

Loss on impairment during the Comparable Quarter related to an impairment charge on our submersible fleet, primarily as a result of the declining market outlook for drilling services for this rig type.

Gain on contract settlements/extinguishments during the Comparable Quarter included a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we recognized a $5 million gain from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating results for our other services for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Change
	2013	2012	$	%
Operating revenues:
Labor contract drilling services	$13,603	$19,863	$(6,260)	-32%
Reimbursables (1)	260	688	(428)	-62%

	$13,863	$20,551	$(6,688)	-33%

Operating costs and expenses:
Labor contract drilling services	$9,402	$11,847	$(2,445)	-21%
Reimbursables (1)	232	663	(431)	-65%
Depreciation and amortization	3,507	3,503	4	0%
General and administrative	472	569	(97)	-17%
Loss on impairment	—	5,635	(5,635)	**

	13,613	22,217	(8,604)	-39%

Operating income (loss)	$250	$(1,666)	$1,916	**

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The decrease in both revenue and expense primarily relates to the cancellation of a project with our customer, Shell, for one of its rigs that was operating under a labor contract in Alaska. The project was cancelled on March 31, 2013.

Loss on impairment during the Comparable Quarter related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, such assets.

Other Income and Expenses

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $4 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of lower capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the completion of construction on two of our newbuild drillships. During the Current Quarter, we capitalized approximately 56 percent of total interest charges versus approximately 64 percent during the Comparable Quarter.

Income Tax Provision. Our income tax provision decreased $10 million in the Current Quarter primarily as a result of a lower tax rate in the Current Quarter, partially offset by higher pre-tax income. The 22 percent decrease in the income tax rate during the Current Quarter decreased the income tax provision by $11 million. The decrease in the income tax rate was a result of a change in our geographic revenue mix. The increase in pre-tax income increased our income tax provision by $1 million.

For the Six Months Ended June 30, 2013 and 2012

Net income attributable to Noble-Swiss for the six months ended June 30, 2013 (the “Current Period”) was $327 million, or $1.27 per diluted share, on operating revenues of $2.0 billion, compared to net income for the six months ended June 30, 2012 (the “Comparable Period”) of $280 million, or $1.10 per diluted share, on operating revenues of $1.7 billion.

As a result of Noble-Swiss conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2013 and 2012, are the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the six months ended June 30, 2013 and 2012 was $37 million and $27 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2013 and 2012:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013	2012	% Change	2013	2012	% Change
Jackups	92%	79%	7,192	6,162	17%	$110,908	$93,988	18%
Semisubmersibles	80%	87%	2,023	2,219	-9%	344,568	352,084	-2%
Drillships	80%	59%	1,306	754	73%	313,398	310,463	1%
Other	0%	0%	—	—	—	—	—	—

Total	84%	75%	10,521	9,135	15%	$180,984	$174,555	4%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs not placed in service.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,		Change
	2013	2012	$	%
Operating revenues:
Contract drilling services	$1,904,192	$1,594,547	$309,645	19%
Reimbursables (1)	48,711	64,826	(16,115)	-25%
Other	77	242	(165)	-68%

	$1,952,980	$1,659,615	$293,365	18%

Operating costs and expenses:
Contract drilling services	$976,070	$843,513	$132,557	16%
Reimbursables (1)	36,938	54,480	(17,542)	-32%
Depreciation and amortization	411,701	348,060	63,641	18%
General and administrative	51,327	47,679	3,648	8%
Loss on impairment	—	12,710	(12,710)	**
Gain on contract settlements/extinguishments, net	(1,800)	(33,255)	31,455	-95%

	1,474,236	1,273,187	201,049	16%

Operating income	$478,744	$386,428	$92,316	24%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by increases in both operating days and average dayrates. The 15 percent increase in operating days increased revenue by $242 million while the 4 percent increase in average dayrates increased revenues by approximately $68 million.

The change in contract drilling services revenues relates to our jackups and drillships, which generated approximately $219 million and $175 million more revenue, respectively, in the Current Period. These amounts were offset by decreases in revenues from our semisubmersibles, which declined $84 million from the Comparable Period.

The 18 percent increase in jackup average dayrates resulted in a $122 million increase in revenues, which was coupled with a 17 percent increase in operating days, resulting in a $97 million increase in revenues from the Comparable Period. The increase in average dayrates resulted from improved market conditions in the global shallow water market. Additionally, revenue of $18 million was recognized in connection with the cancellation of a contract by our customer on the Noble Houston Colbert. The increase in utilization primarily related to rigs in Mexico and the Middle East, which experienced increased operating days during the Current Period.

The increase in drillship revenues was driven by a 73 percent increase in operating days and a 1 percent increase in average dayrates, resulting in a $171 million and a $4 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the Noble Bully I, Noble Bully II and Noble Globetrotter I, which commenced their contracts with Shell in March 2012, April 2012 and July 2012, respectively. Additionally, the Noble Duchess and the Noble Leo Segerius operated during the Current Period after being off contract during the Comparable Period. These increases were partially offset by the Noble Roger Eason, which is currently in the shipyard to undergo its reliability upgrade project.

The decrease in semisubmersible revenues of $84 million primarily relates to the Noble Paul Romano and the Noble Homer Ferrington, which were off contract during the Current Period but operated during the Comparable Period, coupled with downtime on the Noble Paul Wolff and the Noble Therald Martin during the Current Period. These decreases were partially offset by favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Max Smith, which experienced full utilization during the Current Period after being off contract during the Comparable Period.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $133 million for the Current Period as compared to the Comparable Period. A portion of the increase was due to the crew-up and operating expenses for the recently completed newbuild drillships, which added approximately $65 million in expenses during the Current Period. Excluding the additional expenses related to these rigs, our contract drilling costs increased $68 million in the Current Period from the Comparable Period. This change was primarily driven by a $35 million increase in labor, the majority of which is due to rigs returning to work during the Current Period, a $16 million increase related to shorebase support, a $15 million increase in repair and maintenance and a $2 million increase in other miscellaneous costs.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to assets placed in service, including a full period of depreciation on the newbuild drillships, the Noble Bully I, the Noble Bully II and the Noble Globetrotter I, which were placed in service in March 2012, April 2012 and July 2012, respectively.

Loss on impairment during the Comparable Period related to an impairment charge on our submersible fleet, primarily as a result of the declining market outlook for drilling services for this rig type.

Gain on contract settlements/extinguishments during the Comparable Period included a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we recognized a $5 million gain from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating results for our other services for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Change
	2013	2012	$	%
Operating revenues:
Labor contract drilling services	$34,657	$35,871	$(1,214)	-3%
Reimbursables (1)	723	1,127	(404)	-36%

	$35,380	$36,998	$(1,618)	-4%

Operating costs and expenses:
Labor contract drilling services	$21,651	$21,079	$572	3%
Reimbursables (1)	685	1,091	(406)	-37%
Depreciation and amortization	7,044	6,632	412	6%
General and administrative	1,093	851	242	28%
Loss on impairment	—	5,635	(5,635)	**

	30,473	35,288	(4,815)	-14%

Operating income	$4,907	$1,710	$3,197	**

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The change in both revenue and expense primarily relates to the cancellation of a project with our customer, Shell, for one of its rigs operating under a labor contract in Alaska. The project was cancelled on March 31, 2013.

Loss on impairment during the Comparable Period related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, such assets.

Other Income and Expenses

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $21 million in the Current Period as compared to the Comparable Period. The increase is a result of lower capitalized interest in the Current Period as compared to the Comparable Period due primarily to the completion of construction on three of our newbuild drillships, coupled with increased borrowings outstanding under our credit facilities and commercial paper program. During the Current Period, we capitalized approximately 54 percent of total interest charges versus approximately 71 percent during the Comparable Period.

Income Tax Provision. Our income tax provision increased $3 million in the Current Period primarily as a result of a higher pre-tax income, partially offset by a lower effective tax rate during the Current Period. The increase in pre-tax earnings generated a $13 million increase in tax expense while the decrease in the income tax rate during the Current Period decreased the income tax provision by $10 million. The decrease in the income tax rate was a result of a change in our geographic revenue mix.

Liquidity and Capital Resources

Net cash from operating activities for the Current Period was $646 million and $536 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to an increase in net income. We had working capital of $258 million and $394 million at June 30, 2013 and December 31, 2012, respectively. Our total debt as a percentage of total debt plus equity increased to 38.1 percent at June 30, 2013 from 35.3 percent at December 31, 2012 as a result of an increase in commercial paper outstanding during the Current Period.

Our principal source of capital in the Current Period was the $646 million in cash generated from operating activities noted above, coupled with borrowings through our commercial paper program. Cash generated during the Current Period was primarily used to fund our capital expenditure program.

Our currently anticipated cash flow needs may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends; and

•	repayment of maturing debt.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing credit facilities and commercial paper program, borrowings under potential new credit facilities, or issuances of long-term debt. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount provided through these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures as necessary.

At June 30, 2013, we had a total contract drilling services backlog of approximately $16.0 billion. Our backlog as of June 30, 2013 reflects a commitment of 78 percent of available days for the remainder of 2013 and 60 percent for 2014. See additional information regarding our backlog at “Contract Drilling Services Backlog.”

Capital Expenditures

Our primary use of available liquidity during 2013 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $1.24 billion and $665 million for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, we had 10 rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first six months of 2013 totaled $752 million, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Sam Croft	$56.4
Noble Bob Douglas	28.1
Noble Tom Madden	3.2
Jackups
Noble Jackup VII (CJ70-Mariner)	179.1
Noble Mick O’Brien	10.4
Noble Regina Allen	5.6
Noble Houston Colbert	4.2
Noble Sam Turner	3.1
Noble Tom Prosser	1.9
Noble Sam Hartley	1.9
Recently completed construction projects
Noble Don Taylor	369.5
Noble Globetrotter II	82.6
Other	6.3

Total Newbuild Capital Expenditures	$752.3

In addition to the newbuild expenditures noted above, capital expenditures during the first six months of 2013 consisted of the following:

•	$430 million for capital expenditures, which includes major projects, subsea related expenditures and upgrades and replacements to drilling equipment; and

•	$62 million in capitalized interest.

Our total capital expenditure estimate for 2013 is approximately $2.9 billion, including capitalized interest.

In connection with our capital expenditure program, as of June 30, 2013, we had outstanding commitments, including shipyard and purchase commitments, for approximately $2.7 billion, of which we expect to spend approximately $1.8 billion within the next twelve months.

From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed plan include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, changes in governmental regulations and requirements and changes in design criteria or specifications during repair or construction.

Dividends

Our most recent quarterly dividend payment to shareholders, totaling $33 million (or $0.13 per share), was declared on April 26, 2013 and paid on May 16, 2013 to holders of record on May 6, 2013. This payment represented the final tranche of our annual dividend payment to shareholders previously approved in April 2012.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments currently scheduled for August 2013, November 2013, February 2014 and May 2014. In connection with this approval, during the second quarter of 2013, we recorded a payable of approximately $256 million, which represents this obligation to shareholders. Our Board of Directors has the authority to accelerate the payment of any installment, or portions thereof, at its sole discretion at any time prior to payment of the final installment.

The declaration and payment of dividends, or returns of capital in the form of par value reductions, require authorization of the shareholders of Noble-Swiss. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and shareholders.

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have two separate credit facilities with an aggregate maximum available capacity of $2.3 billion. One credit facility matures in 2015 and the other matures in 2017 (together, the “Credit Facilities”). In January 2013, we increased the maximum amount available under our credit facility maturing in 2015 from $600 million to $800 million and the maximum amount available under our credit facility maturing in 2017 from $1.2 billion to $1.5 billion. We have also established a commercial paper program, which allows us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. At June 30, 2013, we had approximately $1.02 billion of available capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At June 30, 2013, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

In February 2012, we issued, through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.2 billion aggregate principal amount of senior notes in three separate tranches, comprising $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

Our 5.875% Senior Notes matured during the second quarter of 2013. We used proceeds from our commercial paper program to repay the $300 million outstanding balance.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2013, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the Credit Facilities as of June 30, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2013, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

Other

At June 30, 2013, we had letters of credit of $51 million and performance and tax assessment bonds totaling $128 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends FASB Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This amended guidance requires additional information about reclassification adjustments out of comprehensive income, including changes in comprehensive income balances by component and significant items reclassified out of comprehensive income. This guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In March 2013, the FASB issued ASU No. 2013-05, which amends ASC Topic 830, “Foreign Currency Matters.” This ASU provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In July 2013, the FASB issued ASU No. 2013-11, which amends ASC Topic 740, “Taxes.” This ASU provides guidance on the presentation of tax benefits when a net operating loss carryforward or other tax credit carryforward exists. The guidance is effective for fiscal years beginning on or after December 15, 2013. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At June 30, 2013, we had $1.28 billion in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $13 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our long-term debt was $5.4 billion and $5.1 billion at June 30, 2013 and December 31, 2012, respectively. The increase in fair value was primarily a result of increased indebtedness outstanding under our commercial paper program coupled with changes in interest rates and market perceptions of our credit risk, partially offset by the repayment of our $300 million fixed rate senior note.

Foreign Currency Risk

As a multinational company, we conduct business worldwide. Our functional currency is primarily the U.S. dollar, which is consistent with the oil and gas industry. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. dollars will increase (decrease).

We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are different than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in “Accumulated other comprehensive loss” (“AOCL”). Amounts recorded in AOCL are reclassified into earnings in the same period or periods that the hedged item is settled and recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, all of which have a maturity of less than 12 months. The forward contracts maturing during the remainder of 2013 represent approximately 59 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $84 million at June 30, 2013. Total unrealized loss related to these forward contracts was $5 million as of June 30, 2013 and was recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $8 million.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified U.S. plans.

In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble-Swiss, maintains a pension plan that covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation, as defined by the plans.

Changes in market asset values related to the pension plans noted above could have a material impact upon our “Consolidated Statement of Comprehensive Income” and could result in material cash expenditures in future periods

Item 4.	Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of June 30, 2013. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2013. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is set forth in Notes 4, 7 and 14 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.	Risk Factors

Risks Relating to Our Business

The risk factor below updates and supplements the risks described under “Risk Factors Relating to Our Business” in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, and should be considered together with the risk factors described in that report.

We may not complete the proposed change in the place of incorporation of Noble-Swiss from Switzerland to the United Kingdom. If we do complete the change in the place of incorporation, we may not realize the benefits we anticipate from the migration, or the migration may adversely impact us or our shareholders.

We cannot assure that we will complete the announced change of place of incorporation of our parent company from Switzerland to the United Kingdom. We may choose to abandon the migration, or we may not be able to complete it because our shareholders do not approve the migration or certain other conditions, such as obtaining required regulatory approvals, are not satisfied.

Even if we complete the migration to the United Kingdom, we may not realize the benefits that we expect to realize from the migration. The migration may also expose us to certain risks that could have an adverse effect on us or our results of operations. Further, if the migration is completed, the rights of our shareholders as shareholders of an English company will differ from the rights they have currently as shareholders of a Swiss company.

In connection with the proposed migration, we have filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 that includes a preliminary proxy statement/prospectus, and we will be filing documents with the SEC that contain other relevant materials. A definitive proxy statement/prospectus will be mailed to our shareholders once the registration statement has been declared effective by the SEC. You should read the definitive proxy statement/prospectus carefully and any other materials when they become available because they will contain important information about us and the migration, including risks related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2013	7,836	$37.52	—	6,769,891
May 2013	1,107	$41.93	—	6,769,891
June 2013	—	$—	—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and our shareholders approved. Our repurchase program has no date of expiration.
(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.

Item 6.	Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 5, 2013 Date

/s/ James A. MacLennan James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams David W. Williams President and Chief Executive Officer (Principal Executive Officer)	August 5, 2013 Date

/s/ Dennis J. Lubojacky Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”) (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.