Form 10-Q
period 2013-09-30
Noble Corp / Switzerland; NOBLE CORP
filed 2013-11-04
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Suite 3D, Landmark Square, 64 Earth Close, P.O. Box 31327 Georgetown, Grand Cayman, Cayman Islands, BWI, KY-1 1206

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (345) 938-0293

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at October 31, 2013: Noble Corporation (Switzerland) — 253,407,310

Number of shares outstanding at October 31, 2013: Noble Corporation (Cayman Islands) — 261,245,693

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$178,370	$282,092
Accounts receivable	865,746	743,673
Taxes receivable	143,635	112,423
Prepaid expenses	52,752	43,962
Other current assets	134,500	123,175

Total current assets	1,375,003	1,305,325

Property and equipment, at cost	18,606,931	16,971,666
Accumulated depreciation	(4,534,474)	(3,945,694)

Property and equipment, net	14,072,457	13,025,972

Other assets	281,871	276,477

Total assets	$15,729,331	$14,607,774

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$318,013	$350,147
Accrued payroll and related costs	137,481	132,728
Taxes payable	134,318	135,257
Dividends payable	192,352	66,369
Other current liabilities	202,422	226,948

Total current liabilities	984,586	911,449

Long-term debt	5,307,838	4,634,375
Deferred income taxes	187,648	226,045
Other liabilities	392,443	347,615

Total liabilities	6,872,515	6,119,484

Commitments and contingencies
Shareholders’ equity
Shares; 254,165 and 253,348 shares outstanding	712,421	710,130
Treasury shares, at cost; 777 and 589 shares	(28,627)	(21,069)
Additional paid-in capital	117,458	83,531
Retained earnings	7,417,890	7,066,023
Accumulated other comprehensive loss	(110,583)	(115,449)

Total shareholders’ equity	8,108,559	7,723,166
Noncontrolling interests	748,257	765,124

Total equity	8,856,816	8,488,290

Total liabilities and equity	$15,729,331	$14,607,774

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues
Contract drilling services	$1,041,118	$833,212	$2,945,310	$2,427,759
Reimbursables	29,242	28,137	78,676	94,090
Labor contract drilling services	8,493	22,667	43,150	58,538
Other	28	16	105	258

	1,078,881	884,032	3,067,241	2,580,645

Operating costs and expenses
Contract drilling services	488,250	449,125	1,464,320	1,292,638
Reimbursables	23,671	21,047	61,294	76,618
Labor contract drilling services	8,153	12,991	29,804	34,070
Depreciation and amortization	223,711	195,087	642,456	549,779
General and administrative	33,776	26,858	86,196	75,388
Loss on impairment	3,585	—	3,585	18,345
Gain on disposal of assets, net	(35,646)	—	(35,646)	—
Gain on contract settlements/extinguishments, net	(45,000)	—	(46,800)	(33,255)

	700,500	705,108	2,205,209	2,013,583

Operating income	378,381	178,924	862,032	567,062
Other income (expense)
Interest expense, net of amount capitalized	(23,149)	(25,635)	(75,115)	(56,783)
Interest income and other, net	1,057	1,553	1,587	4,526

Income before income taxes	356,289	154,842	788,504	514,805
Income tax provision	(55,830)	(25,162)	(127,006)	(93,107)

Net income	300,459	129,680	661,498	421,698
Net income attributable to noncontrolling interests	(18,502)	(14,906)	(52,861)	(26,931)

Net income attributable to Noble Corporation	$281,957	$114,774	$608,637	$394,767

Net income per share
Basic	$1.10	$0.45	$2.37	$1.55
Diluted	$1.10	$0.45	$2.37	$1.55

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$300,459	$129,680	$661,498	$421,698
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(1,135)	2,033	(658)	(4,994)
Foreign currency forward contracts	5,320	—	589	3,061
Amortization of deferred pension plan amounts (net of tax provision of $732 and $790 for the three months ended September 30, 2013 and 2012, respectively, and $2,192 and $2,157 for the nine months ended September 30, 2013 and 2012, respectively)	1,661	1,351	4,935	4,177

Other comprehensive income, net	5,846	3,384	4,866	2,244
Net comprehensive income attributable to noncontrolling interests	(18,502)	(14,906)	(52,861)	(26,931)

Comprehensive income attributable to Noble Corporation	$287,803	$118,158	$613,503	$397,011

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$661,498	$421,698
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	642,456	549,779
Loss on impairment	3,585	18,345
Gain on disposal of assets, net	(35,646)	—
Deferred income taxes	(41,400)	(16,090)
Amortization of share-based compensation	33,471	28,782
Net change in other assets and liabilities	(102,310)	(71,010)

Net cash from operating activities	1,161,654	931,504

Cash flows from investing activities
Capital expenditures	(1,724,727)	(1,247,139)
Change in accrued capital expenditures	(66,946)	(195,044)
Proceeds from disposal of assets	61,000	—

Net cash from investing activities	(1,730,673)	(1,442,183)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	973,055	(630,000)
Repayment of long-term debt	(300,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636
Dividends paid to joint venture partner	(69,728)	—
Contributions from joint venture partner	—	40,000
Financing costs on credit facilities	(2,432)	(5,014)
Par value reduction/dividend payments	(130,787)	(105,092)
Proceeds from employee stock transactions	2,747	13,853
Repurchases of employee shares surrendered for taxes	(7,558)	(10,433)

Net cash from financing activities	465,297	489,950

Net change in cash and cash equivalents	(103,722)	(20,729)
Cash and cash equivalents, beginning of period	282,092	239,196

Cash and cash equivalents, end of period	$178,370	$218,467

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$(74,321)	$691,331	$8,097,852
Employee related equity activity
Amortization of share-based compensation	—	—	28,782	—	—	—	—	28,782
Issuance of share-based compensation shares	428	1,284	(1,276)	—	—	—	—	8
Exercise of stock options	606	1,722	10,949	—	—	—	—	12,671
Tax benefit of employee stock transactions	—	—	1,174	—	—	—	—	1,174
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(10,433)	—	—	(10,433)
Net income	—	—	—	394,767	—	—	26,931	421,698
Equity contribution by joint venture partner	—	—	—	—	—	—	40,000	40,000
Par value reduction payments	—	(58,470)	(13,427)	—	—	—	—	(71,897)
Dividends declared	—	—	—	(132,777)	—	—	—	(132,777)
Other comprehensive income, net	—	—	—	—	—	2,244	—	2,244

Balance at September 30, 2012	253,299	$709,993	$75,696	$6,938,434	$(20,986)	$(72,077)	$758,262	$8,389,322

Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$(115,449)	$765,124	$8,488,290
Employee related equity activity
Amortization of share-based compensation	—	—	33,471	—	—	—	—	33,471
Issuance of share-based compensation shares	659	1,851	(1,834)	—	—	—	—	17
Exercise of stock options	158	440	3,760	—	—	—	—	4,200
Tax benefit of employee stock transactions	—	—	(1,470)	—	—	—	—	(1,470)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(7,558)	—	—	(7,558)
Net income	—	—	—	608,637	—	—	52,861	661,498
Dividends declared	—	—	—	(256,770)	—	—	—	(256,770)
Dividends paid to joint venture partner	—	—	—	—	—	—	(69,728)	(69,728)
Other comprehensive income, net	—	—	—	—	—	4,866	—	4,866

Balance at September 30, 2013	254,165	$712,421	$117,458	$7,417,890	$(28,627)	$(110,583)	$748,257	$8,856,816

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$173,717	$277,375
Accounts receivable	865,746	743,673
Taxes receivable	143,238	112,310
Prepaid expenses	49,329	41,232
Other current assets	134,004	122,649

Total current assets	1,366,034	1,297,239

Property and equipment, at cost	18,569,631	16,935,147
Accumulated depreciation	(4,526,002)	(3,938,518)

Property and equipment, net	14,043,629	12,996,629

Other assets	281,956	276,558

Total assets	$15,691,619	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$315,933	$349,594
Accrued payroll and related costs	129,170	123,936
Taxes payable	130,071	130,844
Other current liabilities	202,422	226,935

Total current liabilities	777,596	831,309

Long-term debt	5,307,838	4,634,375
Deferred income taxes	187,648	226,045
Other liabilities	392,443	347,615

Total liabilities	6,665,525	6,039,344

Commitments and contingencies
Shareholders’ equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	489,058	470,454
Retained earnings	7,873,237	7,384,828
Accumulated other comprehensive loss	(110,583)	(115,449)

Total shareholders’ equity	8,277,837	7,765,958
Noncontrolling interests	748,257	765,124

Total equity	9,026,094	8,531,082

Total liabilities and equity	$15,691,619	$14,570,426

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues
Contract drilling services	$1,041,118	$833,212	$2,945,310	$2,427,759
Reimbursables	29,242	28,137	78,676	94,090
Labor contract drilling services	8,493	22,667	43,150	58,538
Other	28	16	105	258

	1,078,881	884,032	3,067,241	2,580,645

Operating costs and expenses
Contract drilling services	486,113	444,225	1,448,119	1,280,969
Reimbursables	23,671	21,047	61,294	76,618
Labor contract drilling services	8,153	12,991	29,804	34,070
Depreciation and amortization	223,176	194,595	641,159	548,271
General and administrative	7,251	15,487	37,682	44,964
Loss on impairment	3,585	—	3,585	18,345
Gain on disposal of assets, net	(35,646)	—	(35,646)	—
Gain on contract settlements/extinguishments, net	(45,000)	—	(46,800)	(33,255)

	671,303	688,345	2,139,197	1,969,982

Operating income	407,578	195,687	928,044	610,663
Other income (expense)
Interest expense, net of amount capitalized	(23,149)	(25,635)	(75,115)	(56,783)
Interest income and other, net	415	1,361	1,183	4,368

Income before income taxes	384,844	171,413	854,112	558,248
Income tax provision	(55,488)	(24,784)	(125,232)	(91,972)

Net income	329,356	146,629	728,880	466,276
Net income attributable to noncontrolling interests	(18,502)	(14,906)	(52,861)	(26,931)

Net income attributable to Noble Corporation	$310,854	$131,723	$676,019	$439,345

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$329,356	$146,629	$728,880	$466,276
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(1,135)	2,033	(658)	(4,994)
Foreign currency forward contracts	5,320	—	589	3,061
Amortization of deferred pension plan amounts (net of tax provision of $732 and $790 for the three months ended September 30, 2013 and 2012, respectively, and $2,192 and $2,157 for the nine months ended September 30, 2013 and 2012, respectively)	1,661	1,351	4,935	4,177

Other comprehensive income, net	5,846	3,384	4,866	2,244
Net comprehensive income attributable to noncontrolling interests	(18,502)	(14,906)	(52,861)	(26,931)

Comprehensive income attributable to Noble Corporation	$316,700	$135,107	$680,885	$441,589

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$728,880	$466,276
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	641,159	548,271
Loss on impairment	3,585	18,345
Gain on disposal of assets, net	(35,646)	—
Deferred income taxes	(41,400)	(16,090)
Capital contribution by parent—share-based compensation	18,604	15,412
Net change in other assets and liabilities	(102,238)	(75,357)

Net cash from operating activities	1,212,944	956,857

Cash flows from investing activities
Capital expenditures	(1,723,941)	(1,245,671)
Change in accrued capital expenditures	(66,946)	(195,044)
Proceeds from disposal of assets	61,000	—

Net cash from investing activities	(1,729,887)	(1,440,715)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	973,055	(630,000)
Repayment of long-term debt	(300,000)	—
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636
Dividends paid to joint venture partner	(69,728)	—
Contributions from joint venture partner	—	40,000
Financing costs on credit facilities	(2,432)	(5,014)
Distributions to parent company, net	(187,610)	(129,139)

Net cash from financing activities	413,285	462,483

Net change in cash and cash equivalents	(103,658)	(21,375)
Cash and cash equivalents, beginning of period	277,375	235,056

Cash and cash equivalents, end of period	$173,717	$213,681

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$(74,321)	$691,331	$8,073,633
Net income	—	—	—	439,345	—	26,931	466,276
Capital contributions by parent—share-based compensation	—	—	15,412	—	—	—	15,412
Distributions to parent	—	—	—	(129,139)	—	—	(129,139)
Equity contribution by joint venture partner	—	—	—	—	—	40,000	40,000
Other comprehensive income, net	—	—	—	—	2,244	—	2,244

Balance at September 30, 2012	261,246	$26,125	$466,028	$7,290,088	$(72,077)	$758,262	$8,468,426

Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$(115,449)	$765,124	$8,531,082
Net income	—	—	—	676,019	—	52,861	728,880
Capital contributions by parent—share-based compensation	—	—	18,604	—	—	—	18,604
Distributions to parent	—	—	—	(187,610)	—	—	(187,610)
Dividends paid to joint venture partner	—	—	—	—	—	(69,728)	(69,728)
Other comprehensive income, net	—	—	—	—	4,866	—	4,866

Balance at September 30, 2013	261,246	$26,125	$489,058	$7,873,237	$(110,583)	$748,257	$9,026,094

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation, a Swiss corporation (“Noble-Swiss”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit (“FPSO”). Currently, our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. At September 30, 2013, we had nine units under construction as follows:

•	three dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	six high-specification heavy-duty, harsh environment jackups.

Subsequent to September 30, 2013, one newbuild drillship, the Noble Bob Douglas, and one newbuild jackup, the Noble Regina Allen, were delivered from the shipyard. These units are currently mobilizing, undergoing final commissioning and customer acceptance testing before commencing their respective contracts.

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

Migration to the United Kingdom

In October 2013, our shareholders approved the previously announced proposed corporate reorganization transaction (the “Transaction”) of Noble-Swiss and the group of companies it controls. The Transaction will merge Noble-Swiss into a newly formed subsidiary incorporated under English law, Noble Corporation plc (“Noble-UK”), which will become our new holding company. The Transaction will effectively change the place of incorporation of our publicly traded parent company from Switzerland to the United Kingdom. Subject to the completion of certain closing requirements, the Transaction is expected to be completed in November 2013.

In the Transaction, all of the outstanding ordinary shares of Noble-Swiss will be cancelled, and Noble-UK will issue, through an exchange agent, one ordinary share of Noble-UK in exchange for each ordinary share of Noble-Swiss. Upon completion of the Transaction, Noble-UK will own and continue to conduct the same businesses through the Noble group as Noble-Swiss conducted prior to the Transaction, except that Noble-UK will be the parent company of the Noble group of companies. Noble-UK is expected to become subject to SEC reporting requirements and its ordinary shares have been approved for listing on the New York Stock Exchange under the symbol “NE”, subject to notice of issuance.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Proposed Spin-off Transaction

In September 2013, we announced that our Board of Directors approved a plan to reorganize our business by means of a separation and spin-off of a newly formed subsidiary whose assets and liabilities would consist of most of our standard specification drilling units and related assets, liabilities and business (the “Separation”), resulting in the creation of two separate offshore drilling companies. The drilling units to be owned and operated by the new company include five drillships, three semisubmersibles, 34 jackups, two submersibles and one FPSO, as well as the Hibernia platform operations offshore Canada. We will continue to own and operate our high-specification assets with particular operating focus in deepwater and ultra-deepwater markets for drillships and semisubmersibles and harsh environment and high-specification markets for jackups. The Separation is subject to several conditions, including final board approval and shareholder approval.

Note 2 — Consolidated Joint Ventures

We maintain a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell plc. (“Shell”), that own and operate the two Bully-class drillships. We have determined that we are the primary beneficiary for accounting purposes. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.

In April 2011, the Bully joint venture partners entered into capital contribution agreements whereby capital calls up to a total of $360 million could be made for funds needed to complete the construction of the drillships. All contributions under these agreements have been made, with the final contribution made in the first quarter of 2012.

During the nine months ended September 30, 2013, the Bully joint venture partners approved and paid dividends totaling $139 million.

The combined carrying amount of the Bully-class drillships at both September 30, 2013 and December 31, 2012 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. During 2012, these rigs commenced operations. Operational results for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues	$94,847	$78,447	$272,620	$162,892
Net income	$36,488	$28,679	$103,123	$52,152

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3 — Share Data

Share capital

The following table details Noble-Swiss’ share capital as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Shares outstanding and trading	253,388	252,759
Treasury shares	777	589

Total shares outstanding	254,165	253,348
Treasury shares held for share-based compensation plans	11,985	12,802

Total shares authorized for issuance	266,150	266,150

Par value per share (in Swiss Francs)	3.15	3.15

Repurchased treasury shares are recorded at cost, and relate to shares surrendered by employees for taxes payable upon the vesting of restricted stock.

Our Board of Directors may increase Noble-Swiss’ share capital through the issuance of up to 133.1 million authorized shares without obtaining shareholder approval. The issuance of these authorized shares is subject to certain conditions regarding their use.

In April 2012, our shareholders approved the payment of a dividend aggregating $0.52 per share, which was paid in four equal installments, with the final payment having been made in May 2013.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments, the first of which was paid in August 2013, with the remaining three installments currently scheduled for November 2013, February 2014 and May 2014, respectively. As of September 30, 2013, we had $192 million of dividends payable outstanding. Our Board of Directors has the authority to accelerate the payment of any installment, or portions thereof, at its sole discretion at any time prior to payment of the final installment.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-Swiss:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Allocation of net income
Basic
Net income attributable to Noble Corporation	$281,957	$114,774	$608,637	$394,767
Earnings allocated to unvested share-based payment awards	(3,393)	(1,192)	(7,191)	(4,008)

Net income to common shareholders—basic	$278,564	$113,582	$601,446	$390,759

Diluted
Net income attributable to Noble Corporation	$281,957	$114,774	$608,637	$394,767
Earnings allocated to unvested share-based payment awards	(3,390)	(1,190)	(7,184)	(4,002)

Net income to common shareholders—diluted	$278,567	$113,584	$601,453	$390,765

Weighted average shares outstanding—basic	253,357	252,657	253,242	252,339
Incremental shares issuable from assumed exercise of stock options	261	317	265	385

Weighted average shares outstanding—diluted	253,618	252,974	253,507	252,724

Weighted average unvested share-based payment awards	3,086	2,651	3,028	2,588

Earnings per share
Basic	$1.10	$0.45	$2.37	$1.55
Diluted	$1.10	$0.45	$2.37	$1.55

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended September 30, 2013 and 2012, stock options representing approximately 0.9 million and 1.1 million shares, respectively, were excluded from the diluted earnings per share as they were not dilutive.

Note 4 — Receivables from Customers

At September 30, 2013, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Pemex Exploracion y Produccion (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 5 — Property and Equipment

Property and equipment, at cost, as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Drilling equipment and facilities	$15,835,848	$14,099,628
Construction in progress	2,569,052	2,677,385
Other	202,031	194,653

Property and equipment, at cost	$18,606,931	$16,971,666

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Capital expenditures, including capitalized interest, totaled $1.7 billion and $1.2 billion for the nine months ended September 30, 2013 and 2012, respectively. Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest was $31 million and $92 million for the three and nine months ended September 30, 2013, respectively, as compared to $31 million and $108 million for the three and nine months ended September 30, 2012.

Note 6 — Loss on Impairment

During the second quarter of 2012, we determined that our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for this rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million in 2012. Also, during the second quarter of 2012, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on a signed letter of intent to sell the assets (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $5 million in 2012.

During the third quarter of 2013, we recorded an additional impairment charge of approximately $4 million on our two cold stacked submersible rigs arising from the potential disposition of these assets to an unrelated third party.

Note 7 — Gain on Disposal of Assets, net

During the third quarter of 2013, we completed the sale of the Noble Lewis Dugger for $61 million to an unrelated third party in Mexico. In connection with the sale, we recorded a pre-tax gain of approximately $36 million.

Note 8 – Gain on Contract Settlements/Extinguishments, net

During the third quarter of 2013, we received $45 million related to the settlement of all claims against the former shareholders of FDR Holdings, Ltd., which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement.

During the second quarter of 2012, we received approximately $5 million from the settlement of a claim relating to the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009. We had originally recorded a $17 million charge during 2009 related to this incident. Additionally, during the second quarter of 2012, we settled an action against certain vendors for damages sustained during Hurricane Ike. We recognized a net gain of approximately $28 million related to this settlement. We also resolved all outstanding matters with Anadarko Petroleum Company in the second quarter of 2012 related to the previously disclosed force majeure action, Hurricane Ike matters and receivables relating to the Noble Amos Runner.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 9 — Debt

Total debt consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Senior unsecured notes:
5.875% Senior Notes due 2013	$—	$299,985
7.375% Senior Notes due 2014	249,922	249,799
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,963	299,952
2.50% Senior Notes due 2017	299,877	299,852
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	498,991	498,900
4.625% Senior Notes due 2021	399,563	399,527
3.95% Senior Notes due 2022	399,157	399,095
6.20% Senior Notes due 2040	399,892	399,891
6.05% Senior Notes due 2041	397,638	397,613
5.25% Senior Notes due 2042	498,276	498,257

Total senior unsecured notes	3,994,974	4,294,566
Commercial paper program	1,312,864	339,809

Total long-term debt	$5,307,838	$4,634,375

Credit Facilities and Commercial Paper Program

We currently have three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (together, the “Credit Facilities”), which includes a $600 million 364-day unsecured revolving credit agreement we entered into in August 2013. In addition, we have an $800 million credit facility maturing in 2015 and a $1.5 billion credit facility maturing in 2017. We also established a commercial paper program in September 2012, which allows us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. Our total debt related to the Credit Facilities and commercial paper program was $1.3 billion at September 30, 2013 as compared to $340 million at December 31, 2012. At September 30, 2013, we had approximately $1.6 billion of available capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At September 30, 2013, we had no letters of credit issued under the Credit Facilities.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2013, our ratio of debt to total tangible capitalization was approximately 0.37. We were in compliance with all covenants under the Credit Facilities as of September 30, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2013, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement).

The following table presents the estimated fair value of our long-term debt as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
5.875% Senior Notes due 2013	$—	$—	$299,985	$305,594
7.375% Senior Notes due 2014	249,922	257,442	249,799	269,008
3.45% Senior Notes due 2015	350,000	363,551	350,000	368,824
3.05% Senior Notes due 2016	299,963	309,374	299,952	316,268
2.50% Senior Notes due 2017	299,877	301,995	299,852	309,846
7.50% Senior Notes due 2019	201,695	235,014	201,695	249,358
4.90% Senior Notes due 2020	498,991	523,400	498,900	562,530
4.625% Senior Notes due 2021	399,563	407,416	399,527	442,776
3.95% Senior Notes due 2022	399,157	385,207	399,095	422,227
6.20% Senior Notes due 2040	399,892	407,789	399,891	477,327
6.05% Senior Notes due 2041	397,638	400,740	397,613	468,256
5.25% Senior Notes due 2042	498,276	451,050	498,257	533,422

Total senior unsecured notes	3,994,974	4,042,978	4,294,566	4,725,436
Commercial paper program	1,312,864	1,312,864	339,809	339,809

Total long-term debt	$5,307,838	$5,355,842	$4,634,375	$5,065,245

Note 10 — Income Taxes

At December 31, 2012, the reserves for uncertain tax positions totaled $125 million (net of related tax benefits of $10 million). At September 30, 2013, the reserves for uncertain tax positions totaled $138 million (net of related tax benefits of $2 million), and if not utilized, would reduce the provision for income taxes by $138 million.

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended September 30,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,361	$2,681	$1,072	$2,431
Interest cost	1,259	2,263	1,317	2,196
Return on plan assets	(1,443)	(3,275)	(1,313)	(2,793)
Amortization of prior service cost	—	57	—	57
Recognized net actuarial loss	426	1,910	199	1,885

Net pension expense	$1,603	$3,636	$1,275	$3,776

	Nine Months Ended September 30,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$4,089	$8,043	$3,306	$7,237
Interest cost	3,793	6,787	4,025	6,556
Return on plan assets	(4,351)	(9,827)	(4,001)	(8,379)
Amortization of prior service cost	—	171	—	171
Recognized net actuarial loss	1,226	5,730	600	5,563

Net pension expense	$4,757	$10,904	$3,930	$11,148

During the three and nine months ended September 30, 2013, we made contributions to our pension plans totaling $5 million and $13 million, respectively.

Note 12 — Derivative Instruments and Hedging Activities

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

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, all of which have a maturity of less than 12 months. The forward contracts maturing during the remainder of 2013 represent approximately 59 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $42 million at September 30, 2013. Total unrealized gain related to these forward contracts was approximately $0.6 million as of September 30, 2013 and was recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The balance of the net unrealized gain related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net unrealized loss at beginning of period	$(4,731)	$—	$—	$(3,061)
Activity during period:
Settlement of foreign currency forward contracts during the period	2,849	—	—	3,061
Net unrealized gain on outstanding foreign currency forward contracts	2,471	—	589	—

Net unrealized gain at end of period	$589	$—	$589	$—

Financial Statement Presentation

The following tables, together with Note 13, summarize the financial statement presentation and fair value of our derivative positions as of September 30, 2013 and December 31, 2012:

		Estimated fair value
	Balance sheet classification	September 30, 2013	December 31, 2012
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$1,927	$—
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$1,338	$—

To supplement the fair value disclosures in Note 13, the following summarizes the recognized gains and losses of cash flow hedges through AOCL or through “other income” for the three months ended September 30, 2013 and 2012:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2013	2012	2013	2012	2013	2012
Cash flow hedges
Foreign currency forward contracts	$2,471	$—	$2,849	$—	$—	$—

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 13, the following summarizes the recognized gains and losses of cash flow hedges through AOCL or through “other income” for the nine months ended September 30, 2013 and 2012:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2013	2012	2013	2012	2013	2012
Cash flow hedges
Foreign currency forward contracts	$(2,525)	$—	$3,114	$3,061	$—	$—

Note 13 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2013
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets—
Marketable securities	$7,072	$7,072	$—	$—
Foreign currency forward contracts	1,927	—	1,927	—
Liabilities—
Foreign currency forward contracts	$1,338	$—	$1,338	$—

December 31, 2012
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets—
Marketable securities	$5,816	$5,816	$—	$—

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14 — Accumulated Other Comprehensive Loss

The following tables set forth the changes in AOCL by component for the three and nine months ended September 30, 2013. All amounts within the tables are shown net of tax.

	Three months ended September 30, 2013
	Gain / (Loss)	Defined
	on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at beginning of period	$(4,731)	$(91,797)	$(19,901)	$(116,429)

Activity during period:
Other comprehensive income/(loss) before reclassifications	2,471	—	(1,135)	1,336
Amounts reclassified from AOCL	2,849	1,661	—	4,510

Net current period other comprehensive income/(loss)	5,320	1,661	(1,135)	5,846

Balance at end of period	$589	$(90,136)	$(21,036)	$(110,583)

	Nine months ended September 30, 2013
		Defined
	Gain on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at beginning of period	$—	$(95,071)	$(20,378)	$(115,449)

Activity during period:
Other comprehensive income/(loss) before reclassifications	589	—	(658)	(69)
Amounts reclassified from AOCL	—	4,935	—	4,935

Net current period other comprehensive income/(loss)	589	4,935	(658)	4,866

Balance at end of period	$589	$(90,136)	$(21,036)	$(110,583)

(1)	Gain / (loss) on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “other income” on our Consolidated Statement of Income. See Note 12 for additional information.
(2)	Defined benefit pension items relate to actuarial losses and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statement of Income through either “contract drilling services” or “general and administrative”. See Note 11 for additional information

Note 15 — Commitments and Contingencies

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

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. The contract term was for four years. No revenue has been recognized under this contract. We have contracted the rig for much of the original term with other customers. In March 2011, we filed suit in Texas State District Court against Marathon seeking damages for its actions. We are in advanced settlement discussions with Marathon and have postponed the trial date. We cannot predict the outcome of this lawsuit, including any settlement discussions.

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies to be remediated, including issues relating to the main propulsion and safety management systems. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and commenced an ongoing dialogue with the agency to keep it apprised of our progress. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard then began its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer, Kulluk and other rigs, and with the garbage log for the Kulluk. The Coast Guard referred the Noble Discoverer and Kulluk matters to the U.S. Department of Justice (“DOJ”) for further investigation. We are cooperating with the DOJ and Coast Guard in connection with their investigation, and are maintaining a dialogue with the DOJ. We cannot predict when the DOJ and Coast Guard will conclude the investigation and cannot provide any assurances with respect to the outcome. If the DOJ or Coast Guard determines that violations of applicable law have occurred, they could seek civil and criminal sanctions, including monetary penalties and operational sanctions, against us and/or certain of our employees, as well as oversight of our operational compliance programs. Based on information obtained to date, we believe it is probable that we will have to pay some amount in fines and penalties to resolve this matter. However, at this time we cannot appropriately estimate the potential liability that may result and we have not made any accrual in our consolidated financial statements at September 30, 2013 related to the matter.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2013, there were 33 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Audit claims of approximately $300 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our remaining rigs, including those in the Mexico portion of the Gulf of Mexico, continue to be covered by commercial insurance for windstorm damage. In addition, we maintain physical damage deductibles on our rigs ranging from $15 million to $25 million per occurrence, depending on location. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $2.6 billion at September 30, 2013.

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

Under the Nigerian Industrial Training Fund Act of 2004, as amended (the “Act”), Nigerian companies with five or more employees must contribute annually 1 percent of their payroll to the Industrial Training Fund (“ITF”) established under the Act to be used for the training of Nigerian nationals with a view towards generating a pool of indigenously trained manpower. We have not paid this amount on our expatriate workers employed by our non-Nigerian employment entity in the past as we did not believe the contribution obligation was applicable to them. In October 2012, we received a demand from the ITF for payments going back to 2004 and associated penalties in respect of these expatriate employees. In February 2013, the ITF filed suit seeking payment of these amounts. We do not believe that we owe the amount claimed. We are in discussions with the ITF to resolve the issue and do not believe the resolution of this matter will have a material adverse effect on our financial position or cash flows.

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Segment and Related Information

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

We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the three and nine months ended September 30, 2013 and 2012 is shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items. The consolidated financial statements of Noble-Swiss include the accounts of Noble-Cayman, and Noble-Swiss conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-Swiss.

	Three Months Ended September 30,
	2013			2012
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$1,069,986	$8,895	$1,078,881	$860,315	$23,717	$884,032
Depreciation and amortization	219,695	4,016	223,711	191,638	3,449	195,087
Segment operating income/(loss)	382,475	(4,094)	378,381	173,285	5,639	178,924
Interest expense, net of amount capitalized	(317)	(22,832)	(23,149)	(121)	(25,514)	(25,635)
Income tax (provision)/benefit	(59,854)	4,024	(55,830)	(28,307)	3,145	(25,162)
Segment profit/(loss)	303,617	(21,660)	281,957	130,983	(16,209)	114,774
Total assets (at end of period)	15,058,076	671,255	15,729,331	13,983,223	477,183	14,460,406

	Nine Months Ended September 30,
	2013			2012
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$3,022,966	$44,275	$3,067,241	$2,519,930	$60,715	$2,580,645
Depreciation and amortization	631,396	11,060	642,456	539,698	10,081	549,779
Segment operating income	861,219	813	862,032	559,713	7,349	567,062
Interest expense, net of amount capitalized	(539)	(74,576)	(75,115)	(315)	(56,468)	(56,783)
Income tax (provision)/benefit	(138,695)	11,689	(127,006)	(102,005)	8,898	(93,107)
Segment profit/(loss)	669,107	(60,470)	608,637	434,561	(39,794)	394,767
Total assets (at end of period)	15,058,076	671,255	15,729,331	13,983,223	477,183	14,460,406

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17 — Accounting Pronouncements

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

Note 18 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-Swiss		Noble-Cayman
	Nine months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Accounts receivable	$(92,073)	$(163,051)	$(92,073)	$(163,051)
Other current assets	(50,738)	(58,303)	(49,791)	(59,764)
Other assets	(8,129)	(25,543)	(8,133)	(25,546)
Accounts payable	9,357	29,470	7,830	29,353
Other current liabilities	4,042	76,035	4,702	79,436
Other liabilities	35,231	70,382	35,227	64,215

	$(102,310)	$(71,010)	$(102,238)	$(75,357)

NOBLE CORPORATION (NOBLE-SWISS) AND SUBSIDIARIES

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 19 — Guarantees of Registered Securities

Guarantees of Registered Securities

Noble-Cayman, or one or more subsidiaries of Noble-Cayman, are a co-issuer or guarantor or otherwise obligated as of September 30, 2013 as follows:

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

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013

(in thousands)

	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$123	$—	$8	$—	$173,581	$—	$173,717
Accounts receivable	—	59,250	3,388	—	—	803,108	—	865,746
Taxes receivable	—	41,407	—	—	—	101,831	—	143,238
Prepaid expenses	—	749	8	—	—	48,572	—	49,329
Short-term notes receivable from affiliates	—	869,476	—	—	606,269	319,201	(1,794,946)	—
Accounts receivable from affiliates	978,461	157,252	1,154,776	172,379	65,991	6,311,688	(8,840,547)	—
Other current assets	—	4,418	196	—	—	129,390	—	134,004

Total current assets	978,466	1,132,675	1,158,368	172,387	672,260	7,887,371	(10,635,493)	1,366,034

Property and equipment, at cost	—	2,518,896	77,253	—	—	15,973,482	—	18,569,631
Accumulated depreciation	—	(328,045)	(61,592)	—	—	(4,136,365)	—	(4,526,002)

Property and equipment, net	—	2,190,851	15,661	—	—	11,837,117	—	14,043,629

Notes receivable from affiliates	3,816,463	675,000	—	3,524,814	5,000	1,827,879	(9,849,156)	—
Investments in affiliates	8,507,009	12,100,603	3,310,205	8,521,927	2,332,612	—	(34,772,356)	—
Other assets	6,144	5,266	266	23,395	668	246,217	—	281,956

Total assets	$13,308,082	$16,104,395	$4,484,500	$12,242,523	$3,010,540	$21,798,584	$(55,257,005)	$15,691,619

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$78,016	$127,036	$114,149	$—	$750,000	$725,745	$(1,794,946)	$—
Accounts payable	—	4,338	537	—	—	311,058	—	315,933
Accrued payroll and related costs	—	8,085	8,865	—	—	112,220	—	129,170
Accounts payable to affiliates	1,061,152	4,998,213	3,908	236,008	77,296	2,463,970	(8,840,547)	—
Taxes payable	—	13,434	9	—	—	116,628	—	130,071
Other current liabilities	496	5,270	240	17,128	630	178,658	—	202,422

Total current liabilities	1,139,664	5,156,376	127,708	253,136	827,926	3,908,279	(10,635,493)	777,596

Long-term debt	1,312,864	—	—	3,793,279	201,695	—	—	5,307,838
Notes payable to affiliates	2,557,787	586,979	—	975,000	811,000	4,918,390	(9,849,156)	—
Deferred income taxes	—	—	15,731	—	—	171,917	—	187,648
Other liabilities	19,930	23,106	—	—	—	349,407	—	392,443

Total liabilities	5,030,245	5,766,461	143,439	5,021,415	1,840,621	9,347,993	(20,484,649)	6,665,525

Commitments and contingencies
Total shareholder equity	8,277,837	10,337,934	4,341,061	7,221,108	1,169,919	11,261,974	(34,331,996)	8,277,837
Noncontrolling interest	—	—	—	—	—	1,188,617	(440,360)	748,257

Total equity	8,277,837	10,337,934	4,341,061	7,221,108	1,169,919	12,450,591	(34,772,356)	9,026,094

Total liabilities and equity	$13,308,082	$16,104,395	$4,484,500	$12,242,523	$3,010,540	$21,798,584	$(55,257,005)	$15,691,619

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,003	$904	$—	$2	$—	$275,466	$—	$277,375
Accounts receivable	—	14,885	3,335	—	—	725,453	—	743,673
Taxes receivable	—	8,341	—	—	—	103,969	—	112,310
Prepaid expenses	—	396	9	—	—	40,827	—	41,232
Short-term notes receivable from affiliates	—	119,476	—	—	586,769	252,138	(958,383)	—
Accounts receivable from affiliates	664,375	140,014	1,015,204	526,483	38,895	5,855,066	(8,240,037)	—
Other current assets	235	639	196	—	—	121,579	—	122,649

Total current assets	665,613	284,655	1,018,744	526,485	625,664	7,374,498	(9,198,420)	1,297,239

Property and equipment, at cost	—	2,735,223	76,428	—	—	14,123,496	—	16,935,147
Accumulated depreciation	—	(283,028)	(58,411)	—	—	(3,597,079)	—	(3,938,518)

Property and equipment, net	—	2,452,195	18,017	—	—	10,526,417	—	12,996,629

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,171,875	(11,198,259)	—
Investments in affiliates	7,770,066	9,170,923	3,386,879	7,413,361	1,977,906	—	(29,719,135)	—
Other assets	5,798	320	543	25,895	759	243,243	—	276,558

Total assets	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$51,054	$110,770	$—	$—	$706,245	$(958,383)	$—
Accounts payable	—	6,522	1,183	—	—	341,889	—	349,594
Accrued payroll and related costs	—	6,176	7,611	—	—	110,149	—	123,936
Accounts payable to affiliates	900,063	4,806,235	5,444	165,065	77,075	2,286,155	(8,240,037)	—
Taxes payable	—	9,152	—	—	—	121,692	—	130,844
Other current liabilities	1,594	—	240	62,430	4,412	158,259	—	226,935

Total current liabilities	991,971	4,879,139	125,248	227,495	81,487	3,724,389	(9,198,420)	831,309

Long-term debt	639,794	—	—	3,792,886	201,695	—	—	4,634,375
Notes payable to affiliates	2,840,287	648,475	—	975,000	1,342,000	5,392,497	(11,198,259)	—
Deferred income taxes	—	—	15,731	—	—	210,314	—	226,045
Other liabilities	19,930	17,815	—	—	—	309,870	—	347,615

Total liabilities	4,491,982	5,545,429	140,979	4,995,381	1,625,182	9,637,070	(20,396,679)	6,039,344

Commitments and contingencies
Total shareholder equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	9,509,343	(29,314,639)	7,765,958
Noncontrolling interest	—	—	—	—	—	1,169,620	(404,496)	765,124

Total equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	10,678,963	(29,719,135)	8,531,082

Total liabilities and equity	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$67,831	$5,126	$—	$—	$991,221	$(23,060)	$1,041,118
Reimbursables	—	1,796	—	—	—	27,446	—	29,242
Labor contract drilling services	—	—	—	—	—	8,493	—	8,493
Other	—	—	—	—	—	28	—	28

Total operating revenues	—	69,627	5,126	—	—	1,027,188	(23,060)	1,078,881

Operating costs and expenses
Contract drilling services	1,665	24,776	2,231	29,339	—	451,162	(23,060)	486,113
Reimbursables	—	1,509	—	—	—	22,162	—	23,671
Labor contract drilling services	—	—	—	—	—	8,153	—	8,153
Depreciation and amortization	—	15,937	1,174	—	—	206,065	—	223,176
General and administrative	252	831	—	2,672	—	3,496	—	7,251
Loss on impairment	—	—	—	—	—	3,585	—	3,585
Gain on disposal of assets, net	—	—	—	—	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	(45,000)	—	—	—	—	—	—	(45,000)

Total operating costs and expenses	(43,083)	43,053	3,405	32,011	—	658,977	(23,060)	671,303

Operating income (loss)	43,083	26,574	1,721	(32,011)	—	368,211	—	407,578
Other income (expense)
Equity earnings in affiliates, net of tax	301,048	189,686	40,619	330,102	(1,381,410)	—	519,955	—
Interest expense, net of amounts capitalized	(34,941)	(5,604)	(503)	(32,646)	(14,998)	(1,548,475)	1,614,018	(23,149)
Interest income and other, net	1,664	20,354	(7)	44,809	1,524,744	22,869	(1,614,018)	415

Income before income taxes	310,854	231,010	41,830	310,254	128,336	(1,157,395)	519,955	384,844
Income tax provision	—	(51,021)	—	—	—	(4,467)	—	(55,488)

Net Income	310,854	179,989	41,830	310,254	128,336	(1,161,862)	519,955	329,356
Net income attributable to noncontrolling interests	—	—	—	—	—	(34,004)	15,502	(18,502)

Net income attributable to Noble Corporation	310,854	179,989	41,830	310,254	128,336	(1,195,866)	535,457	310,854

Other comprehensive income, net	5,846	—	—	—	—	5,846	(5,846)	5,846

Comprehensive income attributable to Noble Corporation	$316,700	$179,989	$41,830	$310,254	$128,336	$(1,190,020)	$529,611	$316,700

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$201,101	$15,135	$—	$—	$2,795,505	$(66,431)	$2,945,310
Reimbursables	—	5,117	—	—	—	73,559	—	78,676
Labor contract drilling services	—	—	—	—	—	43,150	—	43,150
Other	—	—	—	—	—	105	—	105

Total operating revenues	—	206,218	15,135	—	—	2,912,319	(66,431)	3,067,241

Operating costs and expenses
Contract drilling services	3,600	61,079	5,842	79,188	—	1,364,841	(66,431)	1,448,119
Reimbursables	—	4,332	—	—	—	56,962	—	61,294
Labor contract drilling services	—	—	—	—	—	29,804	—	29,804
Depreciation and amortization	—	46,120	3,377	—	—	591,662	—	641,159
General and administrative	1,544	4,845	1	20,788	1	10,503	—	37,682
Loss on impairment	—	—	—	—	—	3,585	—	3,585
Gain on disposal of assets, net	—	—	—	—	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	(45,000)	—	—	—	—	(1,800)	—	(46,800)

Total operating costs and expenses	(39,856)	116,376	9,220	99,976	1	2,019,911	(66,431)	2,139,197

Operating income (loss)	39,856	89,842	5,915	(99,976)	(1)	892,408	—	928,044
Other income (expense)
Equity earnings in affiliates, net of tax	736,942	392,101	53,787	796,217	(1,177,957)	—	(801,090)	—
Interest expense, net of amounts capitalized	(105,720)	(18,604)	(1,842)	(99,911)	(38,388)	(1,595,902)	1,785,252	(75,115)
Interest income and other, net	4,941	42,205	(7)	129,601	1,537,410	72,285	(1,785,252)	1,183

Income before income taxes	676,019	505,544	57,853	725,931	321,064	(631,209)	(801,090)	854,112
Income tax provision	—	(41,278)	—	—	—	(83,954)	—	(125,232)

Net Income	676,019	464,266	57,853	725,931	321,064	(715,163)	(801,090)	728,880
Net income attributable to noncontrolling interests	—	—	—	—	—	(88,725)	35,864	(52,861)

Net income attributable to Noble Corporation	676,019	464,266	57,853	725,931	321,064	(803,888)	(765,226)	676,019

Other comprehensive income, net	4,866	—	—	—	—	4,866	(4,866)	4,866

Comprehensive income attributable to Noble Corporation	$680,885	$464,266	$57,853	$725,931	$321,064	$(799,022)	$(770,092)	$680,885

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$36,149	$5,061	$—	$—	$809,858	$(17,856)	$833,212
Reimbursables	—	389	—	—	—	27,748	—	28,137
Labor contract drilling services	—	—	—	—	—	22,667	—	22,667
Other	—	—	—	—	—	16	—	16

Total operating revenues	—	36,538	5,061	—	—	860,289	(17,856)	884,032

Operating costs and expenses
Contract drilling services	1,355	13,948	1,919	19,636	—	425,223	(17,856)	444,225
Reimbursables	—	216	—	—	—	20,831	—	21,047
Labor contract drilling services	—	—	—	—	—	12,991	—	12,991
Depreciation and amortization	—	15,500	1,181	—	—	177,914	—	194,595
General and administrative	426	1,447	—	9,700	1	3,913	—	15,487

Total operating costs and expenses	1,781	31,111	3,100	29,336	1	640,872	(17,856)	688,345

Operating income (loss)	(1,781)	5,427	1,961	(29,336)	(1)	219,417	—	195,687
Other income (expense)
Equity earnings in affiliates, net of tax	162,311	69,069	36,463	172,364	129,161	—	(569,368)	—
Interest expense, net of amounts capitalized	(30,496)	(8,964)	(852)	(33,509)	(11,832)	(20,221)	80,239	(25,635)
Interest income and other, net	1,689	11,080	9	37,430	2,846	28,546	(80,239)	1,361

Income before income taxes	131,723	76,612	37,581	146,949	120,174	227,742	(569,368)	171,413
Income tax provision	—	(8,639)	—	—	—	(16,145)	—	(24,784)

Net Income	131,723	67,973	37,581	146,949	120,174	211,597	(569,368)	146,629
Net income attributable to noncontrolling interests	—	—	—	—	—	(22,246)	7,340	(14,906)

Net income attributable to Noble Corporation	131,723	67,973	37,581	146,949	120,174	189,351	(562,028)	131,723

Other comprehensive income, net	3,384	—	—	—	—	3,384	(3,384)	3,384

Comprehensive income attributable to Noble Corporation	$135,107	$67,973	$37,581	$146,949	$120,174	$192,735	$(565,412)	$135,107

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$117,488	$14,941	$—	$—	$2,352,618	$(57,288)	$2,427,759
Reimbursables	—	6,199	—	—	—	87,891	—	94,090
Labor contract drilling services	—	—	—	—	—	58,538	—	58,538
Other	—	—	—	—	—	1,190	(932)	258

Total operating revenues	—	123,687	14,941	—	—	2,500,237	(58,220)	2,580,645

Operating costs and expenses
Contract drilling services	3,794	42,642	5,529	56,048	—	1,231,176	(58,220)	1,280,969
Reimbursables	—	5,641	—	—	—	70,977	—	76,618
Labor contract drilling services	—	—	—	—	—	34,070	—	34,070
Depreciation and amortization	—	45,577	3,278	—	—	499,416	—	548,271
General and administrative	1,237	4,258	—	28,137	1	11,331	—	44,964
Loss on impairment	—	—	—	—	—	18,345	—	18,345
Gain on contract settlements/extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	5,031	93,249	8,807	84,185	1	1,836,929	(58,220)	1,969,982

Operating income (loss)	(5,031)	30,438	6,134	(84,185)	(1)	663,308	—	610,663
Other income (expense)
Equity earnings in affiliates, net of tax	515,132	358,234	92,343	583,122	274,564	—	(1,823,395)	—
Interest expense, net of amounts capitalized	(76,396)	(37,881)	(3,040)	(83,975)	(31,020)	(60,193)	235,722	(56,783)
Interest income and other, net	5,640	29,771	4	99,609	8,771	96,295	(235,722)	4,368

Income before income taxes	439,345	380,562	95,441	514,571	252,314	699,410	(1,823,395)	558,248
Income tax provision	—	(30,902)	—	—	—	(61,070)	—	(91,972)

Net Income	439,345	349,660	95,441	514,571	252,314	638,340	(1,823,395)	466,276
Net income attributable to noncontrolling interests	—	—	—	—	—	(52,643)	25,712	(26,931)

Net income attributable to Noble Corporation	439,345	349,660	95,441	514,571	252,314	585,697	(1,797,683)	439,345

Other comprehensive income, net	2,244	—	—	—	—	2,244	(2,244)	2,244

Comprehensive income attributable to Noble Corporation	$441,589	$349,660	$95,441	$514,571	$252,314	$587,941	$(1,799,927)	$441,589

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(79,174)	$46,344	$8,285	$(113,088)	$1,495,330	$(144,753)	$—	$1,212,944

Cash flows from investing activities
New construction and capital expenditures	—	(1,070,669)	(559)	—	—	(719,659)	—	(1,790,887)
Proceeds from disposal of assets	—	—	—	—	—	61,000	—	61,000
Notes receivable from affiliates	—	—	—	—	—	294,798	(294,798)	—

Net cash from investing activities	—	(1,070,669)	(559)	—	—	(363,861)	(294,798)	(1,729,887)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	973,055	—	—	—	—	—	—	973,055
Repayment of long-term debt	(300,000)	—	—	—	—	—	—	(300,000)
Financing costs on credit facilities	(2,432)	—	—	—	—	—	—	(2,432)
Dividends paid to joint venture partner	—	—	—	—	—	(69,728)	—	(69,728)
Distributions to parent company, net	(187,610)	—	—	—	—	—	—	(187,610)
Advances (to) from affiliates	(110,039)	1,023,544	(7,726)	113,094	(1,495,330)	476,457	—	—
Notes payable to affiliates	(294,798)	—	—	—	—	—	294,798	—

Net cash from financing activities	78,176	1,023,544	(7,726)	113,094	(1,495,330)	406,729	294,798	413,285

Net change in cash and cash equivalents	(998)	(781)	—	6	—	(101,885)	—	(103,658)
Cash and cash equivalents, beginning of period	1,003	904	—	2	—	275,466	—	277,375

Cash and cash equivalents, end of period	$5	$123	$—	$8	$—	$173,581	$—	$173,717

NOBLE CORPORATION (NOBLE-CAYMAN) AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(59,614)	$7,563	$8,989	$(107,638)	$(25,942)	$1,133,499	$—	$956,857

Cash flows from investing activities
New construction and capital expenditures	—	(499,141)	(1,040)	—	—	(940,534)	—	(1,440,715)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(499,141)	(1,040)	(1,188,287)	—	(940,534)	1,188,287	(1,440,715)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(630,000)	—	—	—	—	—	—	(630,000)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from joint venture partner	—	—	—	—	—	40,000	—	40,000
Financing costs on credit facilities	(5,014)	—	—	—	—	—	—	(5,014)
Distributions to parent company, net	(129,139)	—	—	—	—	—	—	(129,139)
Advances (to) from affiliates	(364,666)	491,628	(7,949)	109,308	25,942	(254,263)	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	59,468	491,628	(7,949)	1,295,944	25,942	(214,263)	(1,188,287)	462,483

Net change in cash and cash equivalents	(146)	50	—	19	—	(21,298)	—	(21,375)
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$—	$435	$—	$19	$—	$213,227	$—	$213,681

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2013, and our results of operations for the three and nine months ended September 30, 2013 and 2012. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed by Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, the pending migration to the United Kingdom, a potential separation and spin-off of our standard specification business (including form, timing and fleet composition), repayment of debt, borrowings under our credit facilities or other instruments, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, the inability to consummate a potential spin-off transaction or change in corporate domicile or the inability to realize the benefits of such transactions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

Noble-Swiss is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 79 mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. Currently, our fleet consists of 14 semisubmersibles, 14 drillships, 49 jackups and two submersibles. At September 30, 2013, we had nine units under construction as follows:

•	three dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	six high-specification heavy-duty, harsh environment jackups.

Subsequent to September 30, 2013, one newbuild drillship, the Noble Bob Douglas, and one newbuild jackup, the Noble Regina Allen, were delivered from the shipyard. These units are currently mobilizing, undergoing final commissioning and customer acceptance testing before commencing their respective contracts.

Our fleet is deployed globally in oil and gas producing regions. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Migration to the United Kingdom

In October 2013, our shareholders approved the previously announced proposed corporate reorganization transaction (the “Transaction”) of Noble-Swiss and the group of companies it controls. The Transaction will merge Noble-Swiss into a newly formed subsidiary incorporated under English law, Noble Corporation plc. (“Noble-UK”), which will become our new holding company. The Transaction will effectively change the place of incorporation of our publicly traded parent company from Switzerland to the United Kingdom. Subject to the completion of certain closing requirements, the Transaction is expected to be completed in November 2013.

In the Transaction, all of the outstanding ordinary shares of Noble-Swiss will be cancelled, and Noble-UK will issue, through an exchange agent, one ordinary share of Noble-UK in exchange for each ordinary share of Noble-Swiss. Upon completion of the Transaction, Noble-UK will own and continue to conduct the same businesses through the Noble group as Noble-Swiss conducted prior to the Transaction, except that Noble-UK will be the parent company of the Noble group of companies. Noble-UK is expected to become subject to SEC reporting requirements and its ordinary shares have been approved for listing on the New York Stock Exchange under the symbol “NE”, subject to notice of issuance.

Proposed Spin-off Transaction

In September 2013, we announced that our Board of Directors approved a plan to reorganize our business by means of a separation and spin-off of a newly formed subsidiary whose assets and liabilities would consist of most of our standard specification drilling units and related assets, liabilities and business (the “Separation”), resulting in the creation of two separate offshore drilling companies. The drilling units to be owned and operated by the new company include five drillships, three semisubmersibles, 34 jackups, two submersibles and one FPSO, as well as the Hibernia platform operations offshore Canada. We will continue to own and operate our high-specification assets with particular operating focus in deepwater and ultra-deepwater markets for drillships and semisubmersibles and harsh environment and high-specification markets for jackups.

The plan approved by the Board of Directors involves the separation of the standard specification business through the distribution of the shares of the new company to Noble-Swiss shareholders in a spin-off that would be tax-free to shareholders. Subject to business, market, regulatory and other considerations, the Separation is expected to be preceded by an initial public offering (“IPO”) of up to 20 percent of the shares of the new company. The Separation is subject to several conditions, including final approval of our Board of Directors and approval of our shareholders, which we expect to seek in the second quarter of 2014. We have received a private letter ruling from the U.S. Internal Revenue Service stating that the Separation is expected to qualify as a tax-free transaction under sections 368(a)(1)(D) and 355, and related provisions of the Internal Revenue Code of 1986, as amended. We anticipate that the spin-off would be completed by the end of 2014. We expect that the net proceeds received by the new company from borrowings, and the IPO if undertaken, would be used to repay indebtedness to Noble incurred by the new company. We expect that, in turn, Noble would use such proceeds to repay outstanding indebtedness of Noble-Cayman and its subsidiaries. There can be no assurance that our proposed plan will lead to an IPO or spin-off of the new company or any other transaction, or that if any transaction is pursued, that it will be consummated.

Outlook

The business environment for the first nine months of 2013 has remained positive, with steady to higher drilling activity, especially for ultra-deepwater and jackup rigs. The overall contractual environment has been positive and underlying commodity prices have been stable, with Brent crude oil averaging $107 per barrel in the third quarter. The stability of crude oil prices remains a key factor supporting customer exploration and production spending, which has positively influenced both shallow and deepwater drilling activity. Customer drilling activity, which continues to expand globally, has resulted in rig supply constraints in some regions, leading customers to contract rigs for longer durations.

We believe both the short-term and long-term outlook for the ultra-deepwater market remains positive. Market dayrates for new ultra-deepwater units have consistently remained above $500,000 throughout the year, which is higher than rates seen in recent years. A number of fixtures have exceeded $550,000, and in certain cases even exceeded $600,000. Our market analysis indicates that availability of ultra-deepwater units in 2014 continues to decrease. We have seen some early indications of softening in deepwater rates, as some units in the global deepwater fleet transition to new contracts. The softening dayrate environment is especially noticeable in older deepwater rigs that lack the technical features found on the new ultra-deepwater units delivered in recent quarters.

Utilization rates for jackups improved in most regions during the first nine months of 2013. While there is differentiation in the jackup market, with high-specification units having utilization rates and dayrates exceeding those for units that entered service before 2000, we continue to see improvement in the standard capability jackup market with strong utilization and rising dayrates in most regions.

Despite the positive market conditions noted above, global economic risk remains. In addition, political instability, especially in the Middle East and North Africa, has further created uncertainty within the marketplace. While these factors create a potential risk for postponement or cancellation of some drilling opportunities, we believe the outlook for the offshore drilling industry remains positive.

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

Our business strategy also focuses on the active expansion of our worldwide deepwater and high specification jackup capabilities through acquisitions, upgrades and modifications, the deployment of our drilling assets in important oil and gas producing areas throughout the world and potential divestitures of our standard specification drilling units.

We have actively expanded our offshore drilling, deepwater and high specification jackup capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex well programs required by our customers. During the first nine months of 2013, we continued to execute our newbuild program, completing the following milestones:

•	we commenced operations on the Noble Don Taylor, a dynamically positioned, ultra-deepwater, harsh environment drillship, under a long-term contract in the U.S. Gulf of Mexico in the third quarter of 2013;

•	we commenced operations on the Noble Globetrotter II, a dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, under a long-term contract in West Africa in the third quarter of 2013;

•	we completed construction of the Noble Mick O’Brien, a high-specification, heavy duty, harsh environment jackup that left the shipyard during the third quarter of 2013 and is scheduled to complete acceptance testing and begin operations under a five-month contract in the Middle East in the fourth quarter of 2013;

•	we continued construction of three additional dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd.;

•	we continued construction of five high-specification, heavy duty, harsh environment jackups; and

•	we began construction of one ultra-high specification jackup.

Subsequent to September 30, 2013, one newbuild drillship, the Noble Bob Douglas, and one newbuild jackup, the Noble Regina Allen, were delivered from the shipyard. These units are currently mobilizing, undergoing final commissioning and customer acceptance testing before commencing their respective contracts.

Total capital expenditures, including expenditures related to our newbuild program, were $1.7 billion for the nine months ended September 30, 2013.

Demand for our services is a function of the worldwide supply of mobile offshore drilling units. In recent years, there has been a significant expansion of industry supply of both jackups and ultra-deepwater units, many of which are currently under construction without a contract. The introduction of non-contracted newbuild rigs into the marketplace will increase the supply of rigs which compete for drilling service contracts, and could negatively impact the dayrates we are able to achieve. Our strategy on newbuild construction has generally been to expand our drilling fleet in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. In response to the addition of a significant number of new, technologically advanced units in the global fleet and changes in customer requirements and preferences, we determined that in order to maintain long-term competitiveness, it was both necessary and desirable for us to engage in building high specification jackups and floating units on a speculative basis. Of the units we currently have under construction, two of the heavy-duty, harsh environment jackups are being constructed without customer contracts. We will continue our efforts to secure contracts for these units, and believe that we will have these rigs contracted prior to their shipyard completion. We may continue to conduct new speculative building in the future.

From time to time, we evaluate individual rig transactions and business combinations with other parties where we believe we can create shareholder value. We will continue to consider business opportunities that promote our growth strategy and optimize shareholder value.

During the third quarter of 2013, we completed the sale of the Noble Lewis Dugger for $61 million to an unrelated third party in Mexico. In connection with the sale, we recorded a pre-tax gain of approximately $36 million.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we believe we are well positioned within the industry and that our newbuild program will further strengthen our position, especially in deepwater drilling.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of September 30, 2013, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2013 (1)	2014	2015	2016	2017-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6)	$12,242	$783	$3,012	$2,661	$1,876	$3,910
Jackups/Submersibles (3)	3,976	393	1,555	942	421	665

Total (4)	$16,218	$1,176	$4,567	$3,603	$2,297	$4,575

Percent of Available Operating Days Committed (5)		80%	71%	42%	20%	5%

(1)	Represents a three-month period beginning October 1, 2013.

(2)	Our drilling contracts with Petróleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. With respect to our semisubmersibles/drillships operating offshore Brazil for Petrobras, we have included in our backlog an amount equal to 75 percent of potential performance bonuses for such semisubmersibles. Our backlog for semisubmersibles/drillships includes approximately $151 million attributable to these performance bonuses.

The drilling contracts with Royal Dutch Shell plc. (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Max Smith, Noble Don Taylor and Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by Shell. With respect to these contracts, we have included in our backlog an amount equal to 50 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $395 million attributable to these performance bonuses.

(3)	Petróleos Mexicanos (“Pemex”) has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. As of September 30, 2013, we had eleven rigs contracted to Pemex in Mexico, and our backlog includes approximately $562 million related to such contracts.
(4)	Our drilling contracts generally provide the customer an early termination right in the event we fail to meet certain performance standards, including downtime thresholds. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds in the past on certain rigs contracted with Petrobras, we have not received any notification concerning contract cancellations nor do we anticipate receiving any such notifications.
(5)	Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2013 through 2016.
(6)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2013, the combined amount of backlog for these rigs totals $2.0 billion, all of which is included in our backlog. Noble’s net interest in the backlog for these rigs is $1.0 billion.

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

As of September 30, 2013, we estimate Shell and Petrobras represented approximately 49 percent and 10 percent, respectively, of our backlog.

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

Results of Operations

For the Three Months Ended September 30, 2013 and 2012

Net income attributable to Noble-Swiss for the three months ended September 30, 2013 (the “Current Quarter”) was $282 million, or $1.10 per diluted share, on operating revenues of $1.1 billion, compared to net income for the three months ended September 30, 2012 (the “Comparable Quarter”) of $115 million, or $0.45 per diluted share, on operating revenues of $884 million.

As a result of Noble-Swiss conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2013 and 2012, are the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the three months ended September 30, 2013 and 2012 was $29 million and $17 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2013 and 2012:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,			September 30,
	2013	2012	2013	2012	% Change	2013	2012	% Change
Jackups	94%	83%	3,635	3,285	11%	$112,414	$97,857	15%
Semisubmersibles	79%	83%	1,012	1,067	-5%	380,048	331,900	15%
Drillships	79%	73%	702	590	19%	353,278	267,166	32%
Other	0%	0%	—	—	—	—	—	—

Total	85%	78%	5,349	4,942	8%	$194,645	$168,608	15%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs not placed in service.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Operating revenues:
Contract drilling services	$1,041,118	$833,212	$207,906	25%
Reimbursables (1)	28,840	27,087	1,753	6%
Other	28	16	12	75%

	$1,069,986	$860,315	$209,671	24%

Operating costs and expenses:
Contract drilling services	$488,250	$449,125	$39,125	9%
Reimbursables (1)	23,281	20,039	3,242	16%
Depreciation and amortization	219,695	191,638	28,057	15%
General and administrative	33,346	26,228	7,118	27%
Loss on impairment	3,585	—	3,585	**
Gain on disposal of assets, net	(35,646)	—	(35,646)	**
Gain on contract settlements/extinguishments, net	(45,000)	—	(45,000)	**

	687,511	687,030	481	0%

Operating income	$382,475	$173,285	$209,190	121%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 15 percent increase in average dayrates increased revenue by $139 million while the 8 percent increase in operating days increased revenues by approximately $69 million.

The increase in contract drilling services revenues relates to our drillships, jackups and semisubmersibles, which generated approximately $90 million, $87 million and $31 million more revenue, respectively, in the Current Quarter.

The 32 percent increase in drillship average dayrates resulted in a $60 million increase in revenues, and the 19 percent increase in drillship operating days resulted in a $30 million increase in revenues from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the Noble Don Taylor and Noble Globetrotter II, which commenced their contracts with Shell in August 2013 and September 2013, respectively. Additionally, the Noble Leo Segerius operated during the Current Quarter after being off contract during the Comparable Quarter.

The 15 percent increase in jackup average dayrates resulted in a $53 million increase in revenues, and the 11 percent increase in jackup operating days resulted in a $34 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from improved market conditions in the global shallow water market. The increase in utilization is primarily related to certain rigs in the Middle and Far East, which were operating during the Current Quarter but not in the Comparable Quarter.

The 15 percent increase in semisubmersibles average dayrates resulted in a $49 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Max Smith and the Noble Clyde Boudreaux, which operated during the Current Quarter after being off contract for part the Comparable Quarter. The 5 percent decline in operating days resulted in an $18 million decline in revenues driven by downtime on the Noble Paul Romano and the Noble Homer Ferrington during the Current Quarter.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $39 million for the Current Quarter as compared to the Comparable Quarter. A portion of the increase was due to the crew-up and operating expenses for the recently completed newbuild drillships, which added approximately $18 million in expenses during the Current Quarter. Excluding the additional expenses related to these newbuilds, our contract drilling costs increased $21 million in the Current Quarter from the Comparable Quarter. This change was primarily driven by a $15 million increase in labor costs, a $13 million increase in shorebase support and an $8 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs primarily in Mexico, partially offset by a $14 million decrease in repair and maintenance and a $1 million decrease in other miscellaneous costs.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the Noble Globetrotter I, Noble Don Taylor and Noble Globetrotter II.

Loss on impairment during the Current Quarter was related to our two cold stacked submersible rigs arising from the potential disposition of these assets to an unrelated third party.

Gain on disposal of assets during the Current Quarter was attributable to the sale of the Noble Lewis Dugger to an unrelated third party in Mexico.

Gain on contract settlements/extinguishments during the Current Quarter was attributable to the settlement of all claims against the former shareholders of FDR Holdings, Ltd., which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement.

Other

The following table sets forth the operating results for our other services for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,		Change
	2013	2012	$	%
Operating revenues:
Labor contract drilling services	$8,493	$22,667	$(14,174)	-63%
Reimbursables (1)	402	1,050	(648)	-62%

	$8,895	$23,717	$(14,822)	-62%

Operating costs and expenses:
Labor contract drilling services	$8,153	$12,991	$(4,838)	-37%
Reimbursables (1)	390	1,008	(618)	-61%
Depreciation and amortization	4,016	3,449	567	16%
General and administrative	430	630	(200)	-32%

	12,989	18,078	(5,089)	-28%

Operating income (loss)	$(4,094)	$5,639	$(9,733)	**

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The decrease in both revenue and expense primarily relates to the cancellation of a project with our customer, Shell, for one of its rigs that was operating under a labor contract in Alaska. The project was cancelled on March 31, 2013.

Other Income and Expenses

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, was $2 million lower in the Current Quarter as compared to the Comparable Quarter. The decrease is a result of the repayment of our 5.875 percent senior notes in June 2013 using proceeds from our commercial paper program, which are at a lower interest rate.

Income Tax Provision. Our income tax provision increased $31 million in the Current Quarter, of which $15 million is related to the tax on the sale of the Noble Lewis Dugger. Excluding the sale of the Noble Lewis Dugger, the increase in in our income tax provision was driven by higher pre-tax income, which increased our income tax provision by $27 million. This was partially offset by a lower tax rate in the Current Quarter as a result of favorable changes in the geographic mix of pre-tax income and the recognition of certain discrete benefits during the Current Quarter.

For the Nine Months Ended September 30, 2013 and 2012

Net income attributable to Noble-Swiss for the nine months ended September 30, 2013 (the “Current Period”) was $609 million, or $2.37 per diluted share, on operating revenues of $3.1 billion, compared to net income for the nine months ended September 30, 2012 (the “Comparable Period”) of $395 million, or $1.55 per diluted share, on operating revenues of $2.6 billion.

As a result of Noble-Swiss conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2013 and 2012, are the same as the information presented below regarding Noble-Swiss in all material respects, except operating income for Noble-Cayman for the nine months ended September 30, 2013 and 2012 was $66 million and $44 million higher than operating income for Noble-Swiss for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-Swiss for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics — rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2013 and 2012:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,			September 30,
	2013	2012	2013	2012	% Change	2013	2012	% Change
Jackups	93%	80%	10,826	9,447	15%	$111,414	$95,333	17%
Semisubmersibles	79%	86%	3,036	3,286	-8%	356,396	345,530	3%
Drillships	80%	64%	2,008	1,344	49%	327,336	291,448	12%
Other	0%	0%	—	—	—	—	—	—

Total	84%	76%	15,870	14,077	13%	$185,589	$172,466	8%

(1)	Information reflects our policy of reporting on the basis of the number of rigs in our fleet, excluding newbuild rigs not placed in service.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Operating revenues:
Contract drilling services	$2,945,310	$2,427,759	$517,551	21%
Reimbursables (1)	77,551	91,913	(14,362)	-16%
Other	105	258	(153)	-59%

	$3,022,966	$2,519,930	$503,036	20%

Operating costs and expenses:
Contract drilling services	$1,464,320	$1,292,638	$171,682	13%
Reimbursables (1)	60,219	74,519	(14,300)	-19%
Depreciation and amortization	631,396	539,698	91,698	17%
General and administrative	84,673	73,907	10,766	15%
Loss on impairment	3,585	12,710	(9,125)	**
Gain on disposal of assets, net	(35,646)	—	(35,646)	**
Gain on contract settlements/extinguishments, net	(46,800)	(33,255)	(13,545)	41%

	2,161,747	1,960,217	201,530	10%

Operating income	$861,219	$559,713	$301,506	54%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by increases in both operating days and average dayrates. The 13 percent increase in operating days increased revenue by $309 million while the 8 percent increase in average dayrates increased revenues by approximately $209 million.

The change in contract drilling services revenues relates to our jackups and drillships, which generated approximately $305 million and $266 million more revenue, respectively, in the Current Period. These amounts were offset by decreases in revenues from our semisubmersibles, which declined $53 million from the Comparable Period.

The 17 percent increase in jackup average dayrates resulted in a $174 million increase in revenues, which was coupled with a 15 percent increase in operating days, resulting in a $131 million increase in revenues from the Comparable Period. The increase in average dayrates resulted from improved market conditions in the global shallow water market. Additionally, revenue of $18 million was recognized in connection with the cancellation of a contract by our customer on the Noble Houston Colbert. The increase in utilization primarily related to rigs in Mexico and the Middle East, which experienced increased operating days during the Current Period.

The increase in drillship revenues was driven by a 49 percent increase in operating days and a 12 percent increase in average dayrates, resulting in a $194 million and a $72 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the Noble Bully I, Noble Bully II, Noble Globetrotter I, Noble Globetrotter II and the Noble Don Taylor, which commenced their contracts with Shell in March 2012, April 2012, July 2012, August 2013 and September 2013, respectively. Additionally, the Noble Duchess and the Noble Leo Segerius operated during the Current Period after being off contract during the Comparable Period. These increases were partially offset by the Noble Roger Eason, which was in the shipyard during the Current Period to undergo its reliability upgrade project.

The decrease in semisubmersible revenues of $53 million primarily relates to the Noble Paul Romano and the Noble Homer Ferrington, which were off contract during the Current Period but operated during the Comparable Period, coupled with downtime on the Noble Paul Wolff and the Noble Therald Martin during the Current Period. These decreases were partially offset by favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Max Smith, which experienced full utilization during the Current Period after being off contract during the Comparable Period.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $172 million for the Current Period as compared to the Comparable Period. A portion of the increase was due to the crew-up and operating expenses for the recently completed newbuild drillships, which added approximately $82 million in expenses during the Current Period. Excluding the additional expenses related to these rigs, our contract drilling costs increased $90 million in the Current Period from the Comparable Period. This change was primarily driven by a $50 million increase in labor, the majority of which is due to rigs returning to work during the Current Period and a $50 million increase related to shorebase support, partially offset by a $10 million decrease in mobilization due to the amortization of certain rig moves and the demobilization of rigs primarily in the North Sea and Mexico.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to assets placed in service, including the Noble Bully I, Noble Bully II, Noble Globetrotter I, Noble Don Taylor and Noble Globetrotter II.

Loss on impairment during the Comparable Period related to an impairment charge on our submersible fleet, primarily as a result of the declining market for drilling services for this rig type. During the Current Period, we recorded an additional impairment charge of approximately $4 million on our two cold stacked submersible rigs arising from the potential disposition of these assets to an unrelated third party.

Gain on disposal of assets during the Current Period was attributable to the sale of the Noble Lewis Dugger to an unrelated third party in Mexico.

Gain on contract settlements/extinguishments during the Current Period was attributable to the settlement of all claims against the former shareholders of FDR Holdings, Ltd., which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement. During the Comparable Period, we recognized a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we recognized a $5 million gain from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating results for our other services for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,		Change
	2013	2012	$	%
Operating revenues:
Labor contract drilling services	$43,150	$58,538	$(15,388)	-26%
Reimbursables (1)	1,125	2,177	(1,052)	-48%

	$44,275	$60,715	$(16,440)	-27%

Operating costs and expenses:
Labor contract drilling services	$29,804	$34,070	$(4,266)	-13%
Reimbursables (1)	1,075	2,099	(1,024)	-49%
Depreciation and amortization	11,060	10,081	979	10%
General and administrative	1,523	1,481	42	3%
Loss on impairment	—	5,635	(5,635)	**

	43,462	53,366	(9,904)	-19%

Operating income	$813	$7,349	$(6,536)	**

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

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

Other Income and Expenses

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $18 million in the Current Period as compared to the Comparable Period. The increase is a result of lower capitalized interest in the Current Period as compared to the Comparable Period due primarily to the completion of construction on five of our newbuild drillships, coupled with increased borrowings outstanding under our credit facilities and commercial paper program. During the Current Period, we capitalized approximately 55 percent of total interest charges versus approximately 66 percent during the Comparable Period.

Income Tax Provision. Our income tax provision increased $34 million in the Current Period, of which $15 million is related to the tax on the sale of the Noble Lewis Dugger. Excluding the sale of the Noble Lewis Dugger, the increase in our income tax provision was driven by higher pre-tax income, which increased our income tax provision by $43 million. This was partially offset by a lower tax rate in the Current Period as a result of favorable changes in the geographic mix of pre-tax income and the recognition of certain discrete benefits during the Current Period.

Liquidity and Capital Resources

Net cash from operating activities for the Current Period was $1.2 billion and $932 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to an increase in net income. We had working capital of $390 million and $394 million at September 30, 2013 and December 31, 2012, respectively. Our total debt as a percentage of total debt plus equity increased to 37.5 percent at September 30, 2013 from 35.3 percent at December 31, 2012 as a result of an increase in commercial paper outstanding during the Current Period.

Our principal source of capital in the Current Period was the $1.2 billion in cash generated from operating activities noted above, coupled with borrowings through our commercial paper program. Cash generated during the Current Period was primarily used to fund our capital expenditure program.

Our currently anticipated cash flow needs may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends; and

•	repayment of maturing debt.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing credit facilities and commercial paper program, borrowings under potential new credit facilities, issuances of long-term debt, or asset sales. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount provided through these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures as necessary.

At September 30, 2013, we had a total contract drilling services backlog of approximately $16.2 billion. Our backlog as of September 30, 2013 reflects a commitment of 80 percent of available days for the remainder of 2013 and 71 percent for 2014. See additional information regarding our backlog at “Contract Drilling Services Backlog.”

Capital Expenditures

Our primary use of available liquidity during 2013 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $1.7 billion and $1.2 billion for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013, we had nine rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first nine months of 2013 totaled $1.0 billion, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Sam Croft	$70.9
Noble Tom Madden	64.8
Noble Bob Douglas **	63.3
Jackups
Noble Jackup VII (CJ70-Mariner)	179.6
Noble Regina Allen **	8.6
Noble Houston Colbert	7.4
Noble Sam Turner	4.2
Noble Tom Prosser	3.3
Noble Sam Hartley	2.6
Recently completed construction projects
Noble Don Taylor	376.1
Noble Mick O’Brien	134.4
Noble Globetrotter II	98.9
Other	7.7

Total Newbuild Capital Expenditures	$1,021.8

**	These units were delivered from the shipyard subsequent to September 30, 2013.

In addition to the newbuild expenditures noted above, capital expenditures during the first nine months of 2013 consisted of the following:

•	$610 million for capital expenditures, which includes major projects, subsea related expenditures and upgrades and replacements to drilling equipment; and

•	$92 million in capitalized interest.

Our total capital expenditure estimate for 2013 is approximately $2.6 billion, including capitalized interest.

In connection with our capital expenditure program, as of September 30, 2013, we had outstanding commitments, including shipyard and purchase commitments, for approximately $2.6 billion, of which we expect to spend approximately $1.7 billion within the next twelve months.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling $64 million (or $0.25 per share), was declared on July 26, 2013 and paid on August 15, 2013 to holders of record on August 5, 2013. This payment represented the first tranche of our previously approved annual dividend payment to shareholders discussed below.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments, the first of which was paid in August 2013, with the remaining three installments currently scheduled for November 2013, February 2014 and May 2014, respectively. Our Board of Directors has the authority to accelerate the payment of any installment, or portions thereof, at its sole discretion at any time prior to payment of the final installment.

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

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (together, the “Credit Facilities”), which includes a $600 million 364-day unsecured revolving credit agreement we entered into in August 2013. In addition, we have an $800 million credit facility maturing in 2015 and a $1.5 billion credit facility maturing in 2017. We also established a commercial paper program in September 2012, which allows us to issue up to $1.8 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. Our total debt related to the Credit Facilities and commercial paper program was $1.3 billion at September 30, 2013 as compared to $340 million at December 31, 2012. At September 30, 2013, we had approximately $1.6 billion of available capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At September 30, 2013, we had no letters of credit issued under the Credit Facilities.

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

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2013, our ratio of debt to total tangible capitalization was approximately 0.37. We were in compliance with all covenants under the Credit Facilities as of September 30, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2013, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and, based on our expectations for 2013, expect to remain in compliance during the year.

Other

At September 30, 2013, we had letters of credit of $214 million and performance and tax assessment bonds totaling $131 million supported by surety bonds outstanding. Additionally, certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At September 30, 2013, we had $1.3 billion in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $13 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our long-term debt was $5.4 billion and $5.1 billion at September 30, 2013 and December 31, 2012, respectively. The increase in fair value was primarily a result of increased indebtedness outstanding under our commercial paper program coupled with changes in interest rates and market perceptions of our credit risk, partially offset by the repayment of our $300 million fixed rate senior note.

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

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, all of which have a maturity of less than 12 months. The forward contracts maturing during the remainder of 2013 represent approximately 59 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $42 million at September 30, 2013. Total unrealized gain related to these forward contracts was $0.6 million as of September 30, 2013 and was recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $4 million.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified U.S. plans.

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

Changes in market asset values related to the pension plans noted above could have a material impact upon our “Consolidated Statement of Comprehensive Income” and could result in material cash expenditures in future periods.

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-Swiss, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-Swiss, have evaluated the disclosure controls and procedures of Noble-Swiss as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-Swiss’ disclosure controls and procedures were effective as of September 30, 2013. Noble-Swiss’ disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Swiss in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2013. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-Swiss’ or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-Swiss or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 4, 8 and 15 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Risks Relating to Our Business

The risk factors below update and supplement the risks described under “Risk Factors Relating to Our Business” in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, and should be considered together with the risk factors described in that report.

We may not complete the proposed change in the place of incorporation of Noble-Swiss from Switzerland to the United Kingdom. If we do complete the change in the place of incorporation, we may not realize the benefits we anticipate from the migration, or the migration may adversely impact us or our shareholders.

We cannot assure that we will complete the announced change of place of incorporation of our parent company from Switzerland to the United Kingdom if certain conditions, including receiving final regulatory clearance, are not satisfied.

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

In connection with the proposed migration, we filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4, which was declared effective by the SEC, and we distributed to our shareholders a definitive proxy statement/prospectus. You should read the definitive proxy statement/prospectus carefully because it contains important information about us and the migration, including risks related thereto.

The proposed separation and spin-off of our standard specification business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may not achieve the intended results, and difficulties in connection with the spin-off could have an adverse effect on us.

As previously disclosed, our Board of Directors has approved a plan to reorganize our business by means of a separation and spin-off of a newly formed subsidiary whose assets would consist of most of our standard specification drilling units. For more information, please read “The Proposed Spin-Off” in Item 2 of Part I of this Quarterly Report on Form 10-Q. The spin-off, including any potential IPO of our subsidiary that would own and operate most of our standard specification business, is contingent upon the final approval of our Board of Directors, the approval of our shareholders, and other conditions, some of which are beyond our control. We may also choose to abandon the spin-off at any time. For these and other reasons, the spin-off may not be completed in the expected timeframe or at all. Additionally, execution of the proposed spin-off will likely continue to require significant expense, time and attention of our management. The spin-off could distract management from the operation of our business and the execution of our other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the spin-off, which could lead to departures. Further, if the spin-off is completed, we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition. If completed, the spin-off may also expose us to certain risks that could have an adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-Swiss:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2013	10,912	$38.64	—	6,769,891
August 2013	863	$38.73	—	6,769,891
September 2013	630	$40.44	—	6,769,891

(1)	All share purchases made in the open market and were pursuant to the share repurchase program which our Board of Directors authorized and adopted and our shareholders approved. Our repurchase program has no date of expiration.
(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation, a Swiss corporation

/s/ David W. Williams	November 4, 2013
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ James A. MacLennan
James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	November 4, 2013
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”) (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble-Swiss, Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-Swiss (filed as Exhibit 3.1 to Noble-Swiss’ Quarterly Report on Form 10-Q filed on August 5, 2013 and incorporated herein by reference).

3.2	By-laws of Noble-Swiss (filed as Exhibit 3.2 to Noble-Swiss’ Current Report on Form 8-K filed on March 27, 2009 and incorporated herein by reference).

3.3	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	364-Day Revolving Credit Agreement dated as of August 22, 2013 among Noble-Cayman; the Lenders from time to time parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender; Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents; and BNP Paribas, Credit Agricole Corporate & Investment Bank, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, HSBC Bank USA, N.A., SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Co-Documentation agents (filed as Exhibit 4.1 to Noble-Swiss and Noble-Cayman’s Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

4.2	Guaranty Agreement dated as of August 22, 2013 between Noble Drilling Corporation, a Delaware corporation, and JPMorgan Chase Bank, N.A. (filed as Exhibit 4.2 to Noble-Swiss and Noble-Cayman’s Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

4.3	Guaranty Agreement dated as of August 22, 2013 between Noble Holding International Limited, a Cayman Islands company, and JPMorgan Chase Bank, N.A. (filed as Exhibit 4.3 to Noble-Swiss and Noble-Cayman’s Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-Swiss and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Swiss.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Swiss.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.