Form 10-K
period 2013-12-31
Noble Corp plc; NOBLE CORP
filed 2014-02-28
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36211

Noble Corporation plc

(Exact name of registrant as specified in its charter)

England and Wales (Registered Number 83549545)	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Devonshire House, 1 Mayfair Place, London, England, W1J 8AJ

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +44 20 3300 2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares, Nominal Value $0.01 per Share	New York Stock Exchange

Commission file number: 001-31306

Noble Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Suite 3D Landmark Square, 64 Earth Close, P.O. Box 31327

George Town, Grand Cayman, Cayman Islands KY1-1206

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (345) 938-0293

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Noble Corporation plc:	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates of the registrant was $9.5 billion based on the closing sale price as reported on the New York Stock Exchange.

Number of shares outstanding and trading at February 14, 2014: Noble Corporation plc – 254,138,833

Number of shares outstanding: Noble Corporation – 261,245,693

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the 2014 annual general meeting of the shareholders of Noble Corporation plc (England and Wales) will be incorporated by reference into Part III of this Form 10-K.

This Form 10-K is a combined annual report being filed separately by two registrants: Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and its wholly-owned subsidiary Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Noble-Cayman meets the conditions set forth in General Instructions I(1) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format contemplated by paragraphs (a) and (c) of General Instruction I(2) of Form 10-K.

This combined Annual Report on Form 10-K is separately filed by Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-UK and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-UK (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-UK.

This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are combined. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-UK and its consolidated subsidiaries, including Noble-Cayman after November 20, 2013 and to Noble Corporation, a Swiss corporation (“Noble-Swiss”), and its consolidated subsidiaries for periods through November 20, 2013. Noble-UK became a successor registrant to Noble-Swiss under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12g-3 of the Exchange Act as a result of the consummation of the Transaction described in Part I, Item 1 of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Consummation of Merger and Redomiciliation

On November 20, 2013, pursuant to the Merger Agreement dated as of June 30, 2013 between Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK” or “we”), Noble-Swiss merged with and into Noble-UK, with Noble-UK as the surviving company (the “Transaction”). In the Transaction, all of the outstanding ordinary shares of Noble-Swiss were cancelled, and Noble-UK issued, through an exchange agent, one ordinary share of Noble-UK in exchange for each ordinary share of Noble-Swiss.

The Transaction effectively changed the place of incorporation of our publicly traded parent holding company from Switzerland to the United Kingdom. As a result of the Transaction, Noble-UK owns and conducts the same businesses through the Noble group as Noble-Swiss conducted prior to the Transaction, except that Noble-UK is the parent company of the Noble group of companies.

Noble Corporation, a Cayman Islands company (“Noble-Cayman”), is a direct, wholly-owned subsidiary of Noble-UK. Noble-UK’s principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries.

General

Noble-UK is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit (“FPSO”). Currently, our fleet consists of 14 semisubmersibles, 14 drillships and 49 jackups, including six units under construction as follows:

•	two dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	four high-specification, heavy-duty, harsh environment jackups.

For additional information on the specifications of our fleet, see “Item 2. Properties.—Drilling Fleet.” Our fleet is located in the United States, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Proposed Spin-off Transaction

In September 2013, we announced that our Board of Directors approved a plan to reorganize our business by means of a separation and spin-off of a newly formed wholly-owned subsidiary, Paragon Offshore Limited (“Paragon Offshore”), whose assets and liabilities would consist of most of our standard specification drilling units and related assets, liabilities and business (the “Separation”), resulting in the creation of two separate and highly focused offshore drilling companies. The drilling units to be owned and operated by Paragon Offshore consist of five drillships, three semisubmersibles and 34 jackups. Paragon Offshore would also be responsible for the Hibernia platform operations offshore Canada and one FPSO. Following the Separation, we will continue to own and operate our high-specification assets with particular operating focus in deepwater and ultra-deepwater markets for drillships and semisubmersibles and harsh environment and high-specification markets for jackups.

The Separation of the standard specification business will be effected through the distribution of the shares of Paragon Offshore to Noble-UK shareholders in a spin-off that would be tax-free to shareholders. Subject to business, market, regulatory and other considerations, the Separation may be preceded by an initial public offering (“IPO”) of up to 20 percent of the shares of Paragon Offshore. The Separation is subject to several conditions, including final approval by our Board of Directors and approval by our shareholders, which we anticipate seeking in the second quarter of 2014. We have received a private letter ruling from the U.S. Internal Revenue Service stating that the Separation is expected to qualify as a tax-free transaction under sections 368(a)(1)(D) and 355, and related provisions, of the Internal Revenue Code of 1986, as amended. We anticipate that the Separation would be completed by the end of 2014. We expect that Paragon Offshore would use the net proceeds from borrowings and the IPO, if undertaken, to repay its indebtedness to Noble. We expect that, in turn, Noble would use such proceeds to repay outstanding third-party debt of Noble-Cayman and its subsidiaries. There can be no assurance that our proposed plan will lead to an IPO or Separation of Paragon Offshore or any other transaction, or that if any transaction is pursued, that it will be consummated.

Business Strategy

Our goal is to be the preferred offshore drilling contractor for the oil and gas industry based upon the following overriding principles:

•	operate in a manner that provides a safe working environment for our employees while protecting the environment and our assets;

•	provide an attractive investment vehicle for our shareholders; and

•	deliver exceptional customer service through a diverse and technically advanced fleet operated by competent personnel.

Our business strategy also focuses on the following:

•	the active expansion of our worldwide deepwater and high-specification jackup capabilities through construction, modifications and acquisitions;

•	divestitures of our standard specification drilling units; and

•	the deployment of our drilling assets in important oil and gas producing areas throughout the world.

We have actively expanded our offshore deepwater drilling and high specification jackup capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue pursuing opportunities to upgrade our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex programs required by our customers. During 2013, we continued to execute our newbuild program, completing the following milestones:

•	we commenced operations on the Noble Don Taylor, a dynamically positioned, ultra-deepwater, harsh environment drillship, under a long-term contract in the U.S. Gulf of Mexico in the third quarter of 2013;

•	we commenced operations on the Noble Globetrotter II, a dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, under a long-term contract in West Africa in the third quarter of 2013;

•	we commenced operations on the Noble Mick O’Brien, a high-specification, heavy duty, harsh environment jackup, under a 150-day contract in the Middle East in the fourth quarter of 2013;

•	we commenced operations on the Noble Bob Douglas, a dynamically positioned, ultra-deepwater, harsh environment drillship, under a three-year contract in the fourth quarter of 2013. The rig is currently performing a 120-day assignment in New Zealand, after which it will mobilize and operate in the U.S. Gulf of Mexico for the remainder of its contract;

•	we completed construction of the Noble Regina Allen, a high-specification, heavy duty, harsh environment jackup, which left the shipyard during the fourth quarter of 2013 and began operations under an 18-month contract in the North Sea in January 2014;

•	we continued construction of two additional dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd.;

•	we continued construction of four high-specification, heavy duty, harsh environment jackups; and

•	we began construction of one ultra-high specification jackup.

Subsequent to December 31, 2013, the newbuild jackup, Noble Houston Colbert, was delivered from the shipyard. This unit underwent contract-related winterization upgrades, and is currently mobilizing and undergoing final commissioning and customer acceptance testing before commencing its contract in Argentina.

Demand for our services is a function of the worldwide supply of mobile offshore drilling units. In recent years, there has been a significant expansion of industry supply of both jackups and ultra-deepwater units, many of which are currently under construction without a contract. The introduction of non-contracted newbuild rigs into the marketplace will increase the supply of rigs which compete for drilling service contracts, and could negatively impact the dayrates we are able to achieve. Our historical strategy on newbuild construction has typically been to expand our drilling fleet in connection with a long-term drilling contract that covers a substantial portion of our capital investment and provides an acceptable return on our capital employed. However, in response to the addition of a significant number of new, technologically advanced units in the global fleet, changes in customer requirements and preferences and our strong backlog, we have determined that in order to maintain long-term competitiveness, it is both necessary and desirable for us to engage in building high specification jackups and floating units on a speculative basis. While our current newbuild program, which dates back to 2011 and includes four drillships and six jackups, was initiated without long-term drilling contracts, of the units we currently have under construction, only two of the heavy-duty, harsh environment jackups are currently being constructed without customer contracts. We will continue our efforts to secure contracts for these units, and believe that we will have these rigs contracted prior to their shipyard completion. Depending on market conditions, we may continue to conduct new speculative building in the future.

In previous years, the drilling industry has experienced significant increases in dayrates for drilling services in most markets, coupled with higher demand for drilling equipment and shortages of personnel. This environment drove operating costs higher and magnified the importance of recruiting, training and retaining skilled personnel.

In recognition of the importance of our offshore operations personnel in achieving a safety record that has historically outperformed the offshore drilling industry sector and to retain such personnel, we have implemented a number of key personnel retention programs. We believe these programs are necessary to complement our other short and long-term incentive programs to attract and retain the skilled personnel we need to maintain a safe and efficient operating environment.

Drilling Contracts

We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process. Our drilling contracts generally contain the following terms:

•	contract duration extending over a specific period of time or a period necessary to drill a defined number wells;

•	provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed or (ii) if operations are suspended for a specified period of time due to breakdown of equipment;

•	provisions allowing the impacted party to terminate the contract if specified “force majeure” events beyond the contracting parties’ control occur for a defined period of time;

•	payment of compensation to us (generally in U.S. Dollars although some customers, typically national oil companies, require a part of the compensation to be paid in local currency) on a “daywork” basis, so that we receive a fixed amount for each day (“dayrate”) that the drilling unit is operating under contract (a lower rate or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control);

•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies; and

•	provisions that allow us to recover certain cost increases from our customers in certain long-term contracts.

The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us and in some cases without requiring an early termination payment to us. Our drilling contracts with Petróleos Mexicanos (“Pemex”) in Mexico, for example, allow early cancellation with 30 days notice to us without Pemex making an early termination payment.

Generally, our contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another. When market conditions require us to assume these costs, our operating margins are reduced accordingly. For shorter moves, such as “field moves,” our customers have generally agreed to assume the costs of moving the unit in the form of a reduced dayrate or “move rate” while the unit is being moved.

For a discussion of our backlog of commitments for contract drilling services, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Services Backlog.”

Offshore Drilling Operations

Contract Drilling Services

We conduct offshore contract drilling operations, which accounted for over 97 percent of our operating revenues for the years ended December 31, 2013, 2012 and 2011. We conduct our contract drilling operations principally in the United States, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Revenues from Royal Dutch Shell, PLC (“Shell”) and its affiliates accounted for approximately 41 percent, 32 percent and 24 percent of our total operating revenues in 2013, 2012 and 2011, respectively. Revenues from Petróleo Brasileiro S.A. (“Petrobras”) accounted for approximately 12 percent, 14 percent and 18 percent of our total operating revenues in 2013, 2012 and 2011, respectively. Revenues from Pemex accounted for approximately 15 percent of our total operating revenues in 2011. Pemex did not account for more than 10 percent of our total operating revenues in either 2013 or 2012. No other single customer accounted for more than 10 percent of our total operating revenues in 2013, 2012 or 2011.

Labor Contracts

We perform services for drilling and workover activities covering one platform with two drilling units off the east coast of Canada; this contract extends through July 2018. We do not own or lease these platforms. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from a drilling platform owned by the operator.

During 2011, we commenced a refurbishment project with our customer, Shell, for one of its rigs. Under the contract, we provided the management and oversight of the project, as well as the personnel necessary to complete the refurbishment. During 2012, the construction phase of the project was completed and the rig began operating off the coast of Alaska. In 2013, in connection with Shell’s delay of the Alaskan Arctic drilling project, our contract was terminated. As with the Canadian labor contract noted above, we provided labor personnel and management services on the project but did not own or lease the related rig.

Competition

The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. We compete with other providers of offshore drilling rigs. Some of our competitors may have access to greater financial resources than we do.

In the provision of contract drilling services, competition involves numerous factors, including price, rig availability and suitability, experience of the workforce, efficiency, safety performance record, condition and age of equipment, operating integrity, reputation, industry standing and client relations. We believe that we compete favorably with respect to all of these factors. We follow a policy of keeping our equipment well maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment, regulations or customer preferences.

We compete on a worldwide basis, but competition may vary by region at any particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions, prices of oil and gas and by political considerations and policies.

In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business have historically occurred. We cannot assure that any such shortages experienced in the past will not happen again in the future.

Governmental Regulations and Environmental Matters

Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Our contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping and operation of drilling units, the reduction of greenhouse gas emissions to address climate change, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel and use of local employees and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government action, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”), may continue to contribute to oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by oil and gas companies and their need for drilling services, and likely will continue to do so.

The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Many of the countries in whose waters we operate from time to time regulate the discharge of oil and other contaminants in connection with drilling operations. Failure to comply with these laws and regulations, or failure to obtain or comply with permits, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. We have made, and will continue to make, expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply, and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry. However, our business and prospects could be adversely affected by regulatory activity that prohibits or restricts our customers’ exploration and production activities, results in reduced demand for our services or imposes environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.

The following is a summary of some of the existing laws and regulations that apply to certain key jurisdictions, which serves as an example of the various laws and regulations to which we are subject. While laws vary widely in each jurisdiction, each of the laws and regulations below addresses environmental issues similar to those in most of the other jurisdictions in which we operate.

Spills and Releases. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and similar state laws and regulations, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” and “operator” of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” However, we have to date not received any notification that we are, or may be, potentially responsible for cleanup costs under CERCLA.

Offshore Regulation. The U.S. government has indicated that before any recipient of a deepwater drilling permit may commence drilling, (i) the operator must demonstrate that containment resources are available promptly in the event of a deepwater blowout, (ii) the chief executive officer of the operator seeking to perform deepwater drilling must certify that the operator has complied with all applicable regulations and (iii) the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) will conduct inspections of such deepwater drilling operation for compliance with the applicable regulations. We cannot predict when the applicable government agency will determine that any deepwater driller is in compliance with the new regulations. Third party challenges to industry operations in the U.S. Gulf of Mexico may also serve to further delay or restrict activities. Further, in 2010 and 2011, the BSEE and its predecessor agency issued initial regulations on the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems (“SEMS”), and mandatory third-party compliance audits. On August 22, 2012, BSEE published a final rule amending the regulations regarding design and operation of well control and other equipment. In addition, BSEE issued revised regulations in 2013 to require, among other things, increased employee involvement in certain safety measures and third-party audits of operators’ SEMS. BSEE has also proposed stricter requirements for subsea drilling production equipment and has indicated that there will be an additional, separate rulemaking to govern the design, performance and maintenance of blowout preventers but that rule has not yet been published. BSEE has also published a draft statement of policy on safety culture with nine proposed characteristics of a robust safety culture. Finally, together with BOEM, BSEE is drafting new standards governing drilling in the Arctic. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs.

The Oil Pollution Act. The U.S. Oil Pollution Act of 1990 (“OPA”) and similar regulations, including but not limited to the International Convention for the Prevention of Pollution from Ships (“MARPOL”), adopted by the International Maritime Organization (“IMO”), as enforced in the United States through domestic implementing called the Act to Prevent Pollution from Ships, impose certain operational requirements on offshore rigs operating in the U.S. and govern liability for leaks, spills and blowouts involving pollutants. The OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities of $350 million, while the liability limit for offshore facilities is equal to all removal costs plus up to $75 million in other damages. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.

Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. We are not aware of any action or event that would subject us to liability under the OPA, and we believe that compliance with the OPA’s financial assurance and other operating requirements will not have a material impact on our operations or financial condition.

Waste Handling. The U.S. Resource Conservation and Recovery Act (“RCRA”), and similar state and local laws and regulations govern the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. RCRA specifically excludes from the definition of hazardous waste drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil and natural gas. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements as our operations generate minimal quantities of hazardous wastes. However, these wastes may be regulated by the United States Environmental Protection Agency (“EPA”) or state agencies as solid waste. In addition, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated under RCRA as hazardous waste. We do not believe the current costs of managing our wastes, as they are presently classified, to be significant. However, a petition is currently before the EPA to revoke the oil and natural gas exploration and production exemption. Any repeal or modification of this or similar exemption in similar state statutes, would increase the volume of hazardous waste we are required to manage and dispose of, and would cause us, as well as our competitors, to incur increased operating expenses with respect to our U.S. operations.

Water Discharges. The U.S. Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and similar state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water. In addition, the U.S. Coast Guard has promulgated requirements for ballast water management as well as supplemental ballast water requirements, which include limits applicable to specific discharge streams, such as deck runoff, bilge water and gray water. We do not anticipate that compliance with these laws will cause a material impact on our operations or financial condition.

Air Emissions. The U.S. Federal Clean Air Act and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and natural gas operations. New facilities may be required to obtain permits before operations can commence, and existing facilities may be required to obtain additional permits, and incur capital costs, in order to remain in compliance. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the Clean Air Act and associated state laws and regulations. In general, we believe that compliance with the Clean Air Act and similar state laws and regulations will not have a material impact on our operations or financial condition.

Climate Change. There is increasing attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. In December 2009, the EPA determined that current and projected concentrations of six key GHG’s in the atmosphere threaten public health and welfare. The EPA subsequently finalized GHG standards for motor vehicles, the effect of which could reduce demand for motor fuels refined from crude oil, and a final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V permitting programs, which require the use of “best available control technology” for GHG emissions from new and modified major stationary sources, which can sometimes include drillships. EPA regulations known as the “Tailoring Rule” also require the PSD program to address GHG emissions from relatively smaller stationary sources in the future. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain onshore and offshore oil and natural gas production facilities, on an annual basis. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year are now required to report annual GHG emissions to the EPA.

Further, proposed legislation has been introduced in Congress that would establish an economy-wide cap on emissions of GHG’s in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHG’s. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on all countries that had ratified it. Recent international discussions in advance of the United Nations Climate Change Conference in Paris in 2015 are exploring options to replace the Kyoto Protocol. While it is not possible at this time to predict how new treaties and legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.

On June 10, 2013, the European Union adopted a new directive, Directive 2013/30/EU, on the safety of offshore oil and gas operations within the exclusive economic zone (which can extend up to 200 nautical miles from a coast) or the continental shelf of any of its member states. The directive establishes minimum requirements for preventing major accidents in offshore oil and gas operations, and aims to limit the consequences of such accidents. All European Union member states will be required to adopt national legislation or regulations by July 19, 2015 to implement the new directive’s requirements, which also include reporting requirements related to major safety and environmental hazards that must be satisfied before drilling can take place, as well as the use of “all suitable measures” to both prevent major accidents and limit the human health and environmental consequences of such a major accident should one occur. We believe that our operations are in substantial compliance with the requirements of the directive (as well as the extensive current health and safety regimes implemented in the member states in which we operate), but future developments could require the company to incur significant costs to comply with its implementation.

Countries in the European Union implement the U.N.’s Kyoto Protocol on GHG emissions through the Emissions Trading System (“ETS”), though ETS will continue to require GHG reductions in the future that are not currently prescribed by the Kyoto Protocol or related agreements. The ETS program establishes a GHG “cap and trade” system for certain industry sectors, including power generation at some offshore facilities. Total GHG from these sectors is capped, and the cap is reduced over time to achieve a 21% GHG reduction from these sectors between 2005 and 2020. More generally, the EU Commission has proposed a roadmap for reducing emissions by 80% by 2050 compared to 1990 levels. Some EU member states have enacted additional and more long-term legally binding targets. For example, the U.K. has committed to reduce greenhouse gas emissions by 80% by 2050. These reduction targets may also be affected by future negotiations under the United Nations Framework Convention on Climate Change and its Kyoto Protocol.

Entities operating under the cap must either reduce their GHG emissions, purchase tradable emissions allowances, or EUAs, from other program participants, or purchase international GHG offset credits generated under the Kyoto Protocol’s Clean Development Mechanisms or Joint Implementation. As the cap declines, prices for emissions allowances or GHG offset credits may rise. However, due to the over-allocation of EUAs by EU member states in earlier phases and the impact of the recession in the EU, there has been a general over-supply of EUAs. The EU has recently approved amending legislation to withhold the auction of EUAs in a process known as “backloading.” EU proposals for wider structural reform of the EU ETS may follow the enactment of the backloading proposal. Both backloading and wider structural reforms are aimed at reviving the EU carbon price.

In addition, the U.K. government, which implements ETS in the U.K. North Sea, has introduced a carbon price floor mechanism to place an incrementally increasing minimum price on carbon. Thus, the cost of compliance with ETS can be expected to increase over time. Additional member state climate change legislation may result in potentially material capital expenditures.

We have determined that combustion of diesel fuel (Scope 1) aboard all of our vessels worldwide is the primary source of greenhouse gas emissions, including carbon dioxide, methane and nitrous oxide. The data necessary to report indirect emissions from generation of purchased power (Scope 2) has not been previously collected. We will establish the necessary procedures to collect and report Scope 2 data in 2014.

For the year ended December 31, 2013, our estimated carbon dioxide equivalent (“CO2e”) gas emissions were 792,783 tonnes as compared to 722,155 tonnes for the year ended December 31, 2012 due to fleet expansion. When expressed as an intensity measure of tonnes of C02e gas emissions per dollar of contract drilling revenues, both the 2012 and 2013 intensity measure was .0002.

Our Scope 1 CO2e gas emissions reporting has been prepared with reference to the requirements set out in the UK Companies Act 2006 Regulations 2013, the Environmental Reporting Guidelines (June 2013) issued by the Department for Environment Food & Rural Affairs, the World Resources Institute and World Business Council for Sustainable Development GHG Protocol Corporate Accounting and Reporting Standard Revised and the International Organization for Standardization (“ISO”) 14064-1, “Specification with guidance at the organizational level for quantification and reporting of greenhouse gas emissions and removals (2006).” We have used SANGEA™ Emissions Estimation Software to estimate CO2e gas of Scope 1 emissions based on diesel fuel consumption.

It is our intent to have the procedures related to greenhouse gas emissions independently assured in the future.

Safety. The U.S. Occupational Safety and Health Act (“OSHA”) and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. We believe that we are in substantial compliance with these requirements and with other applicable OSHA requirements.

International Regulatory Regime. IMO provides international regulations governing shipping and international maritime trade. IMO regulations have been widely adopted by U.N. member countries, and in some jurisdictions in which we operate, these regulations have been expanded upon. The requirements contained in the International Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, govern much of our drilling operations. Among other requirements, the ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.

The IMO has also adopted MARPOL, including Annex VI to MARPOL which sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI, which applies to all ships, fixed and floating drilling rigs and other floating platforms, imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with even more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling rigs, Annex VI imposes various survey and certification requirements. Moreover, 2008 amendments to Annex VI require the imposition of progressively stricter limitations on sulfur emissions from ships. These limitations require that fuels of vessels in covered Emission Control Areas, or ECAs, contain no more than 1% sulfur. The North American ECA became effective in August 2012, capping the sulfur limit in marine fuel at 1%, which has been the capped amount for the North Sea and Baltic Sea ECAs since July 1, 2010. The North Sea ECA encompasses all of the North Sea and the full length of the English Channel. These capped amounts are to decrease progressively until they reach 0.5% by January 1, 2020 for non-ECA areas and 0.1% by January 1, 2015 for ECA areas, including the North American ECA. The amendments also establish new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.

The IMO has negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions such as the Ballast Water Management Convention, or BWM Convention. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with a requirement for mandatory ballast water treatment. The BWM Convention will not become effective until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping. Though this has not occurred to date, the IMO has passed a resolution encouraging the ratification of the BWM Convention and calling upon those countries that have already ratified to encourage the installation of ballast water management systems on new ships. Under the requirements of the BWM Convention for rigs with ballast water capacity of more than 5000 cubic meters that were constructed in 2011 or before, ballast water management exchange or treatment will be accepted until 2016. From 2016 (or not later than the first intermediate or renewal survey after 2016), only ballast water treatment will be accepted by the BWM Convention. All of our drilling rigs are in substantial compliance with the proposed terms of the BWM Convention.

The IMO has also adopted the International Convention for Civil Liability for Bunker Oil Pollution Damage of 2001, or Bunker Convention. The Bunker Convention provides a liability, compensation and compulsory insurance system for the victims of oil pollution damage caused by spills of bunker oil. Under the Bunker Convention, ship owners must pay compensation for pollution damage (including the cost of preventive measures) caused in the territory, including the territorial sea of a State Party, as well as its exclusive economic zone or equivalent area. Registered owners of any seagoing vessel and seaborne craft over 1,000 gross tons, of any type whatsoever, and registered in a State Party, or entering or leaving a port in the territory of a State Party, must maintain insurance which meets the requirements of the Bunker Convention and to obtain a certificate issued by a State Party attesting that such insurance is in force. The State issued certificate must be carried on board at all times. We believe that all of our drilling rigs are currently compliant in all material respects with these regulations.

On July 15, 2011, the IMO approved mandatory measures to reduce emissions of greenhouse gases from international shipping. The amendments to MARPOL Annex VI Regulations for the prevention of air pollution from ships add a new Chapter 4 on energy efficiency requiring compliance with the Energy Efficiency Design Index, or EEDI, for new ships, and the Ship Energy Efficiency Management Plan, or SEEMP, for all ships. Other amendments to Annex VI add new definitions and requirements for survey and certification, including the format for the International Energy Efficiency Certificate. The regulations apply to all ships of 400 gross tonnage and above and entered into force on January 1, 2013. These new rules will likely affect the operations of vessels that are registered in countries that are signatories to MARPOL Annex VI or vessels that call upon ports located within such countries. The implementation of the EEDI and SEEMP standards could cause us to incur additional compliance costs. The IMO is also considering the development of market-based mechanisms to reduce greenhouse gas emissions from ships.

The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.

Insurance and Indemnification Matters

Our operations are subject to many hazards inherent in the drilling business, including blowouts, fires and collisions or groundings of offshore equipment, and damage or loss from adverse weather and sea conditions. These hazards could cause personal injury or loss of life, loss of revenues, pollution and other environmental damage, damage to or destruction of property and equipment and oil and natural gas producing formations, and could result in claims by employees, customers or third parties.

Our drilling contracts provide for varying levels of indemnification from our customers and in most cases also require us to indemnify our customers for certain losses. Under our drilling contracts, liability with respect to personnel and property is typically assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, irrespective of the fault or negligence of the party indemnified. In addition, our customers may indemnify us in certain instances for damage to our down-hole equipment and, in some cases, our subsea equipment.

Our customers typically assume responsibility for and indemnify us from loss or liability resulting from pollution or contamination, including third-party damages and clean-up and removal, arising from operations under the contract and originating below the surface of the water. We are generally responsible for pollution originating above the surface of the water and emanating from our drilling units. Additionally, our customers typically indemnify us for liabilities incurred as a result of a blow-out or cratering of the well and underground reservoir loss or damage.

In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our insurance policy does not exclude losses resulting from our gross negligence or willful misconduct. Our P&I insurance program is renewed in March of each year and currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read “We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all of the risks and hazards we face” included in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the time of preparation of this report, and is general in nature. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and enforcement of those provisions may be limited by public policy and other considerations.

Employees

At December 31, 2013, we had approximately 6,000 employees, excluding approximately 2,400 persons engaged through labor contractors or agencies. Approximately 83 percent of our employees are located offshore. Of our shorebased employees, approximately 71 percent are male. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.

We place considerable value on the involvement of our employees and maintain a practice of keeping them informed on matters affecting them, as well as on the performance of the Company. Accordingly, we conduct formal and informal meetings with employees, maintain a Company intranet website with matters of interest, issue a quarterly publication of Company activities and other matters of interest, and offer a variety of in-house training.

We are committed to a policy of recruitment and promotion on the basis of aptitude and ability without discrimination of any kind. Management actively pursues both the employment of disabled persons whenever a suitable vacancy arises and the continued employment and retraining of employees who become disabled while employed by the company. Training and development is undertaken for all employees, including disabled persons.

Financial Information About Segments and Geographic Areas

Information regarding our revenues from external customers, segment profit or loss and total assets attributable to each segment for the last three fiscal years is presented in “Part II Item 8. Financial Statements and Supplementary Data, Note 17 — Segment and Related Information.”

Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in “Part II Item 8. Financial Statements and Supplementary Data, Note 17 — Segment and Related Information.”

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 are available free of charge at our website at http://www.noblecorp.com. These filings are also available to the public at the U.S. Securities and Exchange Commission’s (“SEC”) Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC’s website at http://www.sec.gov.

You may also find information related to our corporate governance, board committees and company code of ethics (and any amendments or waivers of compliance) at our website. Among the documents you can find there are the following:

•	Corporate Governance Guidelines;

•	Audit Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Health, Safety, Environment and Engineering Committee Charter;

•	Compensation Committee Charter; and

•	Code of Business Conduct and Ethics.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.

Risk Factors Relating to Our Business

Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in oil or gas prices, reduced demand for oil and gas products and increased regulation of drilling and production, could have a material adverse effect on our business, financial condition and results of operations.

Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity, as well as dayrates for our services. However, higher prices do not necessarily translate into increased drilling activity because our clients’ expectations of future commodity prices typically drive demand for our rigs. Oil and gas prices and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	potential acceleration in the development, and the price and availability, of alternative fuels;

•	increased supply of oil and gas resulting from growing onshore hydraulic fracturing activity and shale development;

•	worldwide production and demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;

•	worldwide financial instability or recessions;

•	regulatory restrictions or any moratorium on offshore drilling;

•	expectations regarding future energy prices;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	oil refining capacity;

•	the ability of oil and gas companies to raise capital;

•	worldwide instability in the financial and credit sectors and a reduction in the availability of liquidity and credit;

•	advances in exploration, development and production technology;

•	technical advances affecting energy consumption;

•	merger and divestiture activity among oil and gas producers;

•	the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;

•	rough seas and adverse weather conditions, including hurricanes and typhoons;

•	tax laws, regulations and policies;

•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;

•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production in non-OPEC countries; and

•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.

Adverse developments affecting the industry as a result of one or more of these factors, including a decline in oil or gas prices, a global recession, reduced demand for oil and gas products and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time as in 2008 and 2009, could have a material adverse effect on our business, financial condition and results of operations.

The contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be reduced.

The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition, rig availability, location and suitability, experience of the workforce, efficiency, safety performance record, technical capability and condition of equipment, operating integrity, reputation, industry standing and client relations are all factors in determining which contractor is awarded a job. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. If current competitors or new market entrants implement new technical capabilities, services or standards that are more attractive to our customers, it could have an adverse effect on our operations.

In addition to intense competition, our industry has historically been cyclical. There have been periods of high demand, short rig supply and high dayrates, followed by periods of lower demand, excess rig supply and low dayrates. Periods of low demand or excess rig supply intensify the competition in the industry and may result in some of our rigs being idle or earning substantially lower dayrates for long periods of time.

An over-supply of jackup rigs may lead to a reduction in dayrates and demand for our rigs and therefore may materially impact our profitability.

During the recent period of high utilization and high dayrates, industry participants have increased the supply of drilling rigs by building new drilling rigs, including some drilling rigs that have not yet entered service. Historically, this has often resulted in an oversupply of drilling rigs, which has contributed to a decline in utilization and dayrates, sometimes for extended periods of time.

The increase in supply created by the number and types of rigs being built, as well as changes in our competitors’ drilling rig fleets, could intensify price competition and require higher capital investment to keep our rigs competitive. To the extent that the drilling rigs currently under construction or on order have not been contracted for future work, there may be increased price competition as such vessels become operational, which could lead to a reduction in dayrates. We are experiencing competition from newbuild rigs that are scheduled to enter the market in 2014 and beyond. The entry of these rigs into the market may result in lower dayrates for rigs than currently expected. Lower utilization and dayrates would adversely affect our revenues and profitability. Prolonged periods of low utilization or low dayrates could result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Our business involves numerous operating hazards.

Our operations are subject to many hazards inherent in the drilling business, including:

•	well blowouts;

•	fires;

•	collisions or groundings of offshore equipment;

•	punch-throughs;

•	mechanical or technological failures;

•	failure of our employees to comply with our internal environmental, health and safety guidelines;

•	pipe or cement failures and casing collapses, which could release oil, gas or drilling fluids;

•	geological formations with abnormal pressures;

•	spillage handling and disposing of materials; and

•	adverse weather conditions, including hurricanes, typhoons, winter storms and rough seas.

These hazards could cause personal injury or loss of life, suspend drilling operations, result in regulatory investigation or penalties, seriously damage or destroy property and equipment, result in claims by employees, customers or third parties, cause environmental damage and cause substantial damage to oil and gas producing formations or facilities. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, and failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any of the hazards we face could have a material adverse effect on our business, financial condition and results of operations.

On Friday, February 28, 2014, the Noble Paul Wolff, a dynamically positioned semisubmersible rig operating off the coast of Brazil, experienced a ballast control incident. While the event did not result in any reported pollution or injury, we will incur costs to resolve it and we have stopped operations on the rig until we can resume them safely. Because the incident occurred so recently and is ongoing, we cannot at this time determine the final effects of the incident.

We may not be able to renew or replace expiring contracts or obtain contracts for our uncontracted newbuilds.

We have a number of customer contracts that will expire in 2014 and 2015. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers. Also, of the units we currently have under construction as part of our newbuild program, two of the heavy-duty, harsh environment jackups are being constructed without customer contracts. We will attempt to secure contracts for these units prior to their completion. We may be unable to renew our expiring contracts or obtain new contracts for our newbuilds or the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be below, perhaps substantially below, the existing dayrates, which could have a material adverse effect on our results of operations and cash flows. We may continue speculative building, even in the absence of contracts for our units already under construction.

Our customers may generally terminate our term drilling contracts if a drilling rig is destroyed or lost or if we have to suspend drilling operations for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In the case of nonperformance and under certain other conditions, our drilling contracts generally allow our customers to terminate without any payment to us. The terms of some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts. These termination payments may not fully compensate us for the loss of a contract. Our drilling contracts with Pemex allow early cancellation with 30 days or less notice to us without any early termination payment. Petrobras has the right to terminate its contracts in the event of downtime that exceeds certain thresholds. The early termination of a contract may result in a rig being idle for an extended period of time and a reduction in our contract backlog and associated revenue, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers seeking to repudiate their contracts. Our customers’ ability to perform their obligations under drilling contracts with us may also be adversely affected by restricted credit markets and economic downturns. If our customers cancel or are unable to renew some of their contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if contracts are disputed or suspended for an extended period of time or if a number of our contracts are renegotiated, it could have a material adverse effect on our business, financial condition and results of operations.

We are substantially dependent on several of our customers, including Shell, Petrobras and Freeport-McMoRan Copper & Gold (“Freeport”), and the loss of these customers could have a material adverse effect on our financial condition and results of operations.

Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts. We estimate Shell, Petrobras and Freeport represented approximately 50 percent, 9 percent and 9 percent, respectively, of our backlog at December 31, 2013 and revenues from Shell and Petrobras accounted for approximately 41 percent and 12 percent, respectively, of our total operating revenue for the year ended December 31, 2013. For the year ended December 31, 2013, no revenue was recognized related to Freeport. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts in addition to our exposure to credit risk. Our floaters working for Petrobras are under contracts that expire in 2017. Petrobras has announced a program to construct 29 newbuild floaters, which may reduce or eliminate its need for our rigs. These new drilling units, if built, would compete with, and could displace, our floaters completing contracts and could materially adversely affect our utilization rates, particularly in Brazil. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.

We are exposed to risks relating to operations in international locations.

We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	seizure, nationalization or expropriation of property or equipment;

•	monetary policies, government credit rating downgrades and potential defaults, and foreign currency fluctuations and devaluations;

•	limitations on the ability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	import-export quotas, wage and price controls, imposition of trade barriers and other forms of government regulation and economic conditions that are beyond our control;

•	delays in implementing private commercial arrangements as a result of government oversight;

•	financial or operational difficulties in complying with foreign bureaucratic actions;

•	changing taxation rules or policies;

•	other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;

•	governmental corruption;

•	piracy; and

•	terrorist acts, war, revolution and civil disturbances.

Further, we operate in certain less-developed countries with legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings. Examples of challenges of operating in these countries include:

•	potential restrictions presented by local content regulations in Nigeria;

•	ongoing changes in Brazilian laws related to the importation of rigs and equipment that may impose bonding, insurance or duty-payment requirements;

•	procedural requirements for temporary import permits, which may be difficult to obtain; and

•	the effect of certain temporary import permit regimes, such as in Nigeria, where the duration of the permit does not coincide with the general term of the drilling contract.

Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. For example, in the past, we have experienced delays in Nigeria in receiving permits to operate as an oil industry service company, licenses to operate our rigs and temporary import permits for our rigs. For additional information regarding our completed internal investigation of our Nigerian operations and the status of certain legal actions in Nigeria, see “Part II Item 8. Financial Statements and Supplementary Data, Note 16 — Commitments and Contingencies.” Changes in, compliance with, or our failure to comply with the laws and regulations of the countries where we operate may negatively impact our operations in those countries and could have a material adverse effect on our results of operations.

In addition, other governmental actions, including initiatives by OPEC, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.

Operating and maintenance costs of our rigs may be significant and may not correspond to revenue earned.

Our operating expenses and maintenance costs depend on a variety of factors including crew costs, costs of provisions, equipment, insurance, maintenance and repairs, and shipyard costs, many of which are beyond our control. Our total operating costs are generally related to the number of drilling rigs in operation and the cost level in each country or region where such drilling rigs are located. Equipment maintenance costs fluctuate depending upon the type of activity that the drilling rig is performing and the age and condition of the equipment. Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues. While operating revenues may fluctuate as a function of changes in dayrate, costs for operating a rig may not be proportional to the dayrate received and may vary based on a variety of factors, including the scope and length of required rig preparations and the duration of the contractual period over which such expenditures are amortized. Any investments in our rigs may not result in an increased dayrate for or income from such rigs. A disproportionate amount of operating and maintenance costs in comparison to dayrates could have a material adverse effect on our business, financial condition and results of operations.

The proposed Separation of our standard specification business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, may not achieve the intended results, and difficulties in connection with the Separation could have an adverse effect on us.

As previously disclosed, our Board of Directors has approved a plan to reorganize our business by means of a separation and spin-off of a newly formed subsidiary whose assets would consist of most of our standard specification drilling units. For more information, please read “Proposed Spin-Off Transaction” in Part I, Item 1 of this Annual Report on Form 10-K. The Separation, including any related potential IPO of our subsidiary that would own and operate most of our standard specification business, is contingent upon the final approval of our Board of Directors, the approval of our shareholders, and other conditions, some of which are beyond our control. We may also choose to abandon the Separation at any time. For these and other reasons, the Separation may not be completed in the expected timeframe or at all. Additionally, execution of the proposed Separation will continue to require significant expense, time and attention of our management. The Separation could distract management from the operation of our business and the execution of our other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the Separation, which could lead to departures. Further, if the Separation is completed, we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition. If completed, the Separation may also expose us to certain risks that could have an adverse effect on our results of operations and financial condition.

Governmental laws and regulations, including environmental laws and regulations, may add to our costs or limit our drilling activity.

Our business is affected by public policy and laws and regulations relating to the energy industry and the environment in the geographic areas where we operate.

The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases.

Our operations are also subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the U.S. Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that are classified as environmentally hazardous. Laws and regulations protecting the environment have generally become more stringent and in certain circumstances impose “strict liability”, rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies that needed to be remediated, including issues relating to the main propulsion and safety management system. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard began its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer, Kulluk and other rigs, and with the garbage log for the Kulluk. The Coast Guard referred the Noble Discoverer and Kulluk matters to the U.S. Department of Justice (“DOJ”) for further investigation. For additional information regarding these actions relating to the Alaska investigation, see “Part II, Item 8. Financial Statements and Supplementary Data, Note 16— Commitments and Contingencies.”

Construction, conversion or upgrades of rigs are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We currently have multiple new construction and conversion projects underway and we may undertake additional projects in the future. In addition, we make significant upgrade, refurbishment and repair expenditures to our fleet from time to time, particularly as our rigs become older. Some of these expenditures are unplanned. Our customers may also require certain shipyard reliability upgrade projects for our drillships. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	work stoppages and labor disputes;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	local customs strikes or related work slowdowns that could delay importation of equipment or materials;

•	weather interferences;

•	difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;

•	design and engineering problems;

•	inadequate regulatory support infrastructure in the local jurisdiction;

•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unanticipated actual or purported change orders;

•	client acceptance delays;

•	disputes with shipyards and suppliers;

•	delays in, or inability to obtain, access to funding;

•	shipyard availability, failures and difficulties, including as a result of financial problems of shipyards or their subcontractors; and

•	failure or delay of third-party equipment vendors or service providers.

The failure to complete a rig repair, upgrade, refurbishment or new construction on time, or at all, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures for rig repair, upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service. If we experience substantial delays and cost overruns in our shipyard projects, it could have a material adverse effect on our business, financial condition and results of operations.

We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.

Generally, contract backlog only includes future revenues under firm commitments; however, from time to time, we may report anticipated commitments for which definitive agreements have not yet been, but are expected to be, executed. In addition, we may not receive some or all of the bonuses that we include in our backlog. We can provide no assurance that we will be able to perform under these contracts due to events beyond our control or that we will be able to ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us. Our inability to perform under our contractual obligations or to execute definitive agreements or our customers’ inability or unwillingness to fulfill their contractual commitments to us may have a material adverse effect on our business, financial condition and results of operations.

Any violation of anti-bribery or anti-corruption laws, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us.

We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, or FCPA, the United Kingdom Bribery Act 2010, or U.K. Bribery Act, and similar laws in other countries.

In 2007, we began, and voluntarily contacted the SEC and the U.S. Department of Justice, or DOJ, to advise them of, an internal investigation of the legality under the FCPA and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter and paid fines and penalties to the DOJ and the SEC. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Changes in, compliance with, or our failure to comply with the certain laws and regulations may negatively impact our operations and could have a material adverse effect on our results of operations.

Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:

•	the importing, exporting, equipping and operation of drilling rigs;

•	repatriation of foreign earnings;

•	currency exchange controls;

•	oil and gas exploration and development;

•	taxation of offshore earnings and earnings of expatriate personnel; and

•	use and compensation of local employees and suppliers by foreign contractors.

Legal and regulatory proceedings relating to the energy industry, and the complex government regulations to which our business is subject, have at times adversely affected our business and may do so in the future. Governmental actions and initiatives by OPEC may continue to cause oil price volatility. In some areas of the world, this activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.

Public and regulatory scrutiny of the energy industry has resulted in increased regulations being either proposed or implemented. In addition, existing regulations might be revised or reinterpreted, new laws, regulations and permitting requirements might be adopted or become applicable to us, our rigs, our customers, our vendors or our service providers, and future changes in laws and regulations could significantly increase our costs and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be required to post additional surety bonds to secure performance, tax, customs and other obligations relating to our rigs in jurisdictions where bonding requirements are already in effect and in other jurisdictions where we may operate in the future. These requirements would increase the cost of operating in these countries, which could materially adversely affect our business, financial condition and results of operations.

Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation or increased permitting requirements. Legal proceedings or other matters against us, including environmental matters, suits, regulatory appeals, challenges to our permits by citizen groups and similar matters, might result in adverse decisions against us. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

Possible changes in tax laws could affect us and our shareholders.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United Kingdom, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated. For example, recently proposed legislation in the U.K. could restrict deductions on certain related party transactions and, if enacted, could result in a higher effective tax rate on our operations on the U.K. continental shelf. Changes in existing or new tax laws or regulations may increase our cost of operating in certain countries.

Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these laws, treaties or regulations change or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, resulting in a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

In addition, the manner in which our shareholders are taxed on distributions on, and dispositions of, our shares could be affected by changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United Kingdom, the U.S. or other jurisdictions in which our shareholders are resident. Any such changes could result in increased taxes for our shareholders and affect the trading price of our shares.

Operational interruptions or maintenance or repair work may cause our customers to suspend or reduce payment of dayrates until operation of the respective drilling rig is resumed, which may lead to loss of revenue or termination or renegotiation of the drilling contract.

If our drilling rigs are idle for reasons that are not related to the ability of the rig to operate, our customers are entitled to pay a waiting, or standby, rate lower than the full operational rate. In addition, if our drilling rigs are taken out of service for maintenance and repair for a period of time exceeding the scheduled maintenance periods set forth in our drilling contracts, we will not be entitled to payment of dayrates until the rig is able to work. Several factors could cause operational interruptions, including:

•	breakdowns of equipment and other unforeseen engineering problems;

•	work stoppages, including labor strikes;

•	shortages of material and skilled labor;

•	delays in repairs by suppliers;

•	surveys by government and maritime authorities;

•	periodic classification surveys;

•	inability to obtain permits;

•	severe weather, strong ocean currents or harsh operating conditions; and

•	force majeure events.

If the interruption of operations were to exceed a determined period due to an event of force majeure, our customers have the right to pay a rate that is significantly lower than the waiting rate for a period of time, and, thereafter, may terminate the drilling contracts related to the subject rig. Suspension of drilling contract payments, prolonged payment of reduced rates or termination of any drilling contract as a result of an interruption of operations as described herein could materially adversely affect our business, financial condition and results of operations.

As a result of our significant cash flow needs, we may be required to incur additional indebtedness, and in the event of lost market access, may have to delay or cancel discretionary capital expenditures.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends; and

•	repayment of maturing debt.

In order to fund our capital expenditures, we may need funding beyond the amount available to us from cash generated by our operations, cash on hand and borrowings under our existing bank credit facilities and commercial paper program. We may raise such additional capital in a number of ways, including accessing capital markets, obtaining additional lines of credit or disposing of assets. However, we can provide no assurance that any of these options will be available to us on terms acceptable to us or at all.

Our debt instruments could limit our operations and our debt level may limit our flexibility to obtain financing and pursue business opportunities. Our ability to obtain financing or to access the capital markets may be limited by our financial condition at the time of any such financing and the covenants in our existing debt agreements, as well as by adverse market conditions resulting from, among other things, general economic conditions and uncertainties that are beyond our control. Even if we are successful in obtaining additional capital through debt financings, incurring additional indebtedness may significantly increase our interest expense and may reduce our flexibility to respond to changing business and economic conditions or to fund working capital needs, because we will require additional funds to service our outstanding indebtedness.

We may delay or cancel discretionary capital expenditures, which could have certain adverse consequences including delaying upgrades or equipment purchases that could make the affected rigs less competitive, adversely affect customer relationships and negatively impact our ability to contract such rigs.

We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all of the risks and hazards we face.

We do not procure insurance coverage for all of the potential risks and hazards we may face. Furthermore, no assurance can be given that we will be able to obtain insurance against all of the risks and hazards we face or that we will be able to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable.

Our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims. Our insurance policies may also have exclusions of coverage for some losses. Uninsured exposures may include expatriate activities prohibited by U.S. laws, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. Furthermore, the damage sustained to offshore oil and gas assets as a result of hurricanes in recent years has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our remaining rigs, including those in the Mexico portion of the Gulf of Mexico, continue to be covered by commercial insurance for windstorm damage. If one or more future significant weather-related events occur in the Gulf of Mexico, or in any other geographic area in which we operate, we may experience increases in insurance costs, additional coverage restrictions or unavailability of certain insurance products.

Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, irrespective of the fault or negligence of the party indemnified. Although our drilling contracts generally provide for indemnification from our customers for certain liabilities, including liabilities resulting from pollution or contamination originating below the surface of the water, enforcement of these contractual rights to indemnity may be limited by public policy and other considerations and, in any event, may not adequately cover our losses from such incidents. There can also be no assurance that those parties with contractual obligations to indemnify us will necessarily be in a financial position to do so.

Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our business, financial condition and results of operations.

A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition.

Income tax returns that we file will be subject to review and examination. We will not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase substantially and result in a material adverse effect on our financial condition.

We may record losses or impairment charges related to sold or idle rigs.

Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then carrying value or the decline in market value of our assets may cause us to experience losses. These events could result in the recognition of impairment charges on our fleet, as we have previously recorded on our submersibles, if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable or if we sell assets at below their then carrying value.

Our operations are subject to numerous laws and regulations relating to the protection of the environment and of human health and safety, and compliance with these laws and regulations could impose significant costs and liabilities that exceed our current expectations.

Substantial costs, liabilities, delays and other significant issues could arise from environmental, health and safety laws and regulations covering our operations, and we may incur substantial costs and liabilities in maintaining compliance with such laws and regulations. Our operations are subject to extensive international conventions and treaties, and national or federal, state and local laws and regulations, governing environmental protection, including with respect to the discharge of materials into the environment and the security of chemical and industrial facilities. These laws govern a wide range of environmental issues, including:

•	the release of oil, drilling fluids, natural gas or other materials into the environment;

•	air emissions from our drilling rigs or our facilities;

•	handling, cleanup and remediation of solid and hazardous wastes at our drilling rigs or our facilities or at locations to which we have sent wastes for disposal;

•	restrictions on chemicals and other hazardous substances; and

•	wildlife protection, including regulations that ensure our activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species.

Various governmental authorities have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits, or the release of oil or other materials into the environment, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of moratoria or injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases, or could affect our relationship with certain consumers.

There is an inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to the handling of our customers’ hydrocarbon products as they are gathered, transported, processed and stored, air emissions related to our operations, historical industry operations, and water and waste disposal practices. Joint, several or strict liability may be incurred without regard to fault under certain environmental laws and regulations for the remediation of contaminated areas and in connection with past, present or future spills or releases of natural gas, oil and wastes on, under, or from past, present or future facilities. Private parties may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.

Our business may be adversely affected by increased costs due to stricter pollution control equipment requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. Also, we might not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs. In addition, the steps we could be required to take to bring certain facilities into regulatory compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.

We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our operations, as well as waste management and air emissions. For instance, governmental agencies could impose additional safety requirements, which could affect our profitability. Further, new environmental laws and regulations might adversely affect our customers, which in turn could affect our profitability.

Finally, although some of our drilling rigs will be separately owned by our subsidiaries, under certain circumstances a parent company and all of the unit-owning affiliates in a group under common control engaged in a joint venture could be held liable for damages or debts owed by one of the affiliates, including liabilities for oil spills under environmental laws. Therefore, it is possible that we could be subject to liability upon a judgment against us or any one of our subsidiaries.

Failure to attract and retain skilled personnel or an increase in personnel costs could adversely affect our operations.

We require skilled personnel to operate and provide technical services and support for our drilling units. As the demand for drilling services and the size of the worldwide industry fleet increases, shortages of qualified personnel have occurred from time to time. These shortages could result in our loss of qualified personnel to competitors, impair our ability to attract and retain qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations.

Any failure to comply with the complex laws and regulations governing international trade could adversely affect our operations.

The shipment of goods, services and technology across international borders subjects our business to extensive trade laws and regulations. Import activities are governed by unique customs laws and regulations in each of the countries of operation. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. U.S. sanctions, in particular, are targeted against certain countries that are heavily involved in the petroleum and petrochemical industries, which includes drilling activities.

The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory trading obligations could also result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

Currently, we do not, nor do we intend to, operate in countries that are subject to significant sanctions and embargoes imposed by the U.S. government or identified by the U.S. government as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. Although we believe that we will be in compliance with all applicable sanctions and embargo laws and regulations at the closing of this offering, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into drilling contracts with individuals or entities in countries subject to significant U.S. sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments.

Our operations present hazards and risks that require significant and continuous oversight, and we depend upon the security and reliability of our technologies, systems and networks in numerous locations where we conduct business.

Our floaters and high-specification units utilize certain technologies that make us vulnerable to cyber-attacks that we may not be able to adequately protect against. These cyber security risks could disrupt certain of our operations for an extended period of time and result in the loss of critical data and in higher costs to correct and remedy the effects of such incidents. If our systems for protecting against information technology and cyber security risks prove to be insufficient, we could be materially adversely affected by having our business and financial systems compromised, our proprietary information altered, lost or stolen, or our business operations and safety procedures disrupted.

Fluctuations in exchange rates and nonconvertibility of currencies could result in losses to us.

We may experience currency exchange losses where revenues are received or expenses are paid in nonconvertible currencies or where we do not hedge an exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.

We are subject to litigation that could have an adverse effect on us.

We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, asbestos and other toxic tort claims, environmental claims or proceedings, employment matters, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. Litigation may have an adverse effect on us because of potential negative outcomes, costs of attorneys, the allocation of management’s time and attention, and other factors.

We are a holding company, and we are dependent upon cash flow from subsidiaries to meet our obligations.

We currently conduct our operations through both U.S. and foreign subsidiaries, and our operating income and cash flow are generated by our subsidiaries. As a result, cash we obtain from our subsidiaries is the principal source of funds necessary to meet our debt service obligations. Contractual provisions or laws, as well as our subsidiaries’ financial condition and operating requirements, may limit our ability to obtain cash from our subsidiaries that we require to pay our debt service obligations. Applicable tax laws may also subject such payments to us by our subsidiaries to further taxation.

The inability of our subsidiaries to transfer cash to us may mean that, even though we may have sufficient resources on a consolidated basis to meet our obligations, we may not be permitted to make the necessary transfers from subsidiaries to us in order to provide funds for the payment of our obligations.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, a potential Separation, including any related potential IPO, of our standard specification business (including form, timing and fleet composition), repayment of debt, borrowings under our credit facilities or other instruments, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These factors include those described in “Risk Factors” above, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Drilling Fleet

Our drilling fleet is composed of the following types of units: semisubmersibles, drillships and jackups. Each type of drilling rig is described further below. We also own one FPSO. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

Semisubmersibles

Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations in order to improve stability. These units maintain their position over the well through the use of either a fixed mooring system or a computer controlled dynamic positioning system and can drill in many areas where jackups cannot drill. Semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are capable of drilling in water depths of up to 12,000 feet.

The semisubmersible fleet consists of 14 units, including:

•	five Noble EVA-4000™ semisubmersibles;

•	three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles;

•	two Pentagone 85 semisubmersibles;

•	two Bingo 9000 design unit semisubmersibles;

•	one Aker H-3 Twin Hull S1289 Column semisubmersible; and

•	one Offshore Co. SCP III Mark 2 semisubmersible.

Drillships

Our drillships are self-propelled vessels. These units maintain their position over the well through the use of either a fixed mooring system or a computer-controlled dynamic positioning system. Our drillships are capable of drilling in water depths up to 12,000 feet.

The drillship fleet consists of 14 units, including:

•	three dynamically positioned Gusto Engineering Pelican Class drillships;

•	two dynamically positioned, ultra-deepwater, harsh environment drillships;

•	two dynamically positioned, ultra-deepwater, harsh environment drillships currently under construction, the first of which is estimated to be delivered from the shipyard in the second quarter of 2014;

•	two dynamically positioned Bully-class drillships operated by us through a 50 percent joint venture with a subsidiary of Shell;

•	two dynamically positioned Globetrotter-class drillships;

•	one conventionally moored Sonat Discoverer Class drillship capable of drilling in Arctic environments;

•	one dynamically positioned NAM Nedlloyd-C drillship; and

•	one conventionally moored conversion class drillship.

Jackups

We currently have 49 jackups in our fleet, including four high-specification, heavy duty, harsh environment jackups currently under construction. Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling in water depths up to 492 feet.

Offshore Fleet Table

The following table sets forth certain information concerning our offshore fleet at February 13, 2014. The table does not include any units owned by operators for which we had labor contracts. We operate and own all of the units included in the table.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Semisubmersibles—14
Noble Amos Runner	Noble EVA-4000™	1999 R/2008 M	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	Australia	Active
Noble Danny Adkins	Bingo 9000—DP	2009R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard	F&G 9500 Enhanced Pacesetter—DP	2009 R	10,000	35,000	Brazil	Active
Noble Driller	Aker H-3 Twin Hull S1289 Column	2007 R	5,000	30,000	U.S. Gulf of Mexico	Active
Noble Homer Ferrington	F&G 9500 Enhanced Pacesetter	2004 R	7,200	30,000	Malta	Active
Noble Jim Day	Bingo 9000—DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Jim Thompson	Noble EVA-4000™	1999 R/2006 M	6,000	32,500	U.S. Gulf of Mexico	Active
Noble Lorris Bouzigard	Pentagone 85	2003 R	4,000	25,000	U.S. Gulf of Mexico	Stacked
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	Brazil	Active
Noble Paul Romano	Noble EVA-4000™	1998 R/2007 M	6,000	32,500	Malta	Active
Noble Paul Wolff	Noble EVA-4000™—DP	2006 R	9,200	30,000	Brazil	Active
Noble Therald Martin	Pentagone 85	2004 R	4,000	25,000	Brazil	Active
Noble Ton van Langeveld (3)	Offshore Co. SCP III Mark 2	2000 R	1,500	25,000	U.K.	Active
Drillships—14
Noble Bob Douglas	Hyundai Gusto P 10000	2013 N	12,000	40,000	New Zealand	Active
Noble Bully I (3)(5)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	U.S. Gulf of Mexico	Active
Noble Bully II (3)(5)	GustoMSC Bully PRD 12000	2011 N	10,000	40,000	Brazil	Active
Noble Discoverer (3)	Sonat Discoverer Class	2009 R	1,000	20,000	South Korea	Active
Noble Don Taylor(3)	Hyundai Gusto P 10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Duchess	Conversion	2012 R	1,500	25,000	India	Active
Noble Globetrotter I (3)	Globetrotter Class	2011 N	10,000	30,000	U.S. Gulf of Mexico	Active
Noble Globetrotter II (3)	Globetrotter Class	2013 N	10,000	30,000	Benin	Active
Noble Leo Segerius	Gusto Engineering Pelican Class	2012 R	5,600	20,000	Brazil	Active
Noble Muravlenko	Gusto Engineering Pelican Class	1997 R	4,900	20,000	U.S. Gulf of Mexico	Stacked
Noble Phoenix	Gusto Engineering Pelican Class	2009 R	5,000	25,000	Brazil	Active
Noble Roger Eason	NAM Nedlloyd—C	2013 R	7,200	25,000	Brazil	Active
Noble Sam Croft(3)	Hyundai Gusto P 10000	2014 N	12,000	40,000	South Korea	Shipyard
Noble Tom Madden(3)	Hyundai Gusto P 10000	2014 N	12,000	40,000	South Korea	Shipyard
Independent Leg Cantilevered Jackups—49 (Continued to next page)
Dhabi II	Baker Marine BMC 150	2006 R	150	20,000	U.A.E.	Active
Noble Al White (3)	CFEM T-2005-C	2005 R	360	30,000	U.K.	Active
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble Bill Jennings	MLT Class 84—E.R.C.	1997 R	390	25,000	Mexico	Active
Noble Byron Welliver (3)	CFEM T-2005-C	1982	300	30,000	U.K.	Active
Noble Carl Norberg	MLT Class 82-C	2003 R	250	20,000	Mexico	Active
Noble Charles Copeland	MLT Class 82-SD-C	2001 R	280	20,000	Saudi Arabia	Active
Noble Charlie Yester	MLT Class 116-C	1980	300	25,000	U.A.E.	Active
Noble Chuck Syring	MLT Class 82-C	1996 R	250	20,000	Qatar	Active
Noble David Tinsley	Modec 300C-38	2010 R	300	25,000	Oman	Active
Noble Dick Favor	Baker Marine BMC 150	2004 R	150	20,000	U.A.E.	Active
Noble Don Walker	Baker Marine BMC 150-SD	1992 R	150	20,000	Cameroon	Stacked
Noble Earl Frederickson	MLT Class 82-SD-C	1999 R	250	20,000	Mexico	Active
Noble Ed Holt	Levingston Class 111-C	2003 R	300	25,000	India	Active
Noble Ed Noble	MLT Class 82-SD-C	2003 R	250	20,000	Cameroon	Active
Noble Eddie Paul	MLT Class 84—E.R.C.	1995 R	390	25,000	Mexico	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Saudi Arabia	Active
Noble Gene Rosser	Levingston Class 111-C	1996 R	300	25,000	Mexico	Active
Noble George McLeod	F&G L-780 MOD II	1995 R	300	25,000	Malaysia	Active
Noble George Sauvageau (3)	NAM Nedlloyd-C	1981	250	25,000	Germany	Active
Noble Gus Androes	Levingston Class 111-C	2004 R	300	30,000	Qatar	Active
Noble Hans Deul (3)	F&G JU-2000E	2009 N	400	30,000	U.K.	Active
Noble Harvey Duhaney	Levingston Class 111-C	2001 R	300	25,000	Qatar	Active

See footnotes on the following page.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Independent Leg Cantilevered Jackups—49 (Continued from previous page)
Noble Houston Colbert (3)	F&G JU-3000N	2013 N	400	30,000	Singapore	Shipyard
Noble Jimmy Puckett	F&G L-780 MOD II	2002 R	300	25,000	Qatar	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Saudi Arabia	Active
Noble John Sandifer	Levingston Class 111-C	1995 R	300	25,000	Mexico	Active
Noble Johnnie Hoffman	Baker Marine BMC 300	1993 R	300	25,000	Mexico	Active
Noble Julie Robertson (3) (4)	BMC 300 Harsh Weather Class	2001 R	390	25,000	U.K.	Active
Noble Kenneth Delaney	F&G L-780 MOD II	1998 R	300	25,000	India	Active
Noble Leonard Jones	MLT Class 53—E.R.C.	1998 R	390	25,000	Mexico	Active
Noble Lloyd Noble	MLT Class 82-SD-C	1990 R	250	20,000	Cameroon	Active
Noble Lynda Bossler (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Mick O’Brien (3)	F&G JU-3000N	2013 N	400	30,000	U.A.E.	Active
Noble Percy Johns	F&G L-780 MOD II	1995 R	300	25,000	Cameroon	Active
Noble Piet van Ede (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Regina Allen (3)	F&G JU-3000N	2013 N	400	30,000	The Netherlands	Active
Noble Roger Lewis	F&G JU-2000E	2007	400	30,000	Saudi Arabia	Active
Noble Ronald Hoope (3)	MSC/CJ-46	1982	250	25,000	The Netherlands	Active
Noble Roy Butler	F&G L-780 MOD II	1998 R	300	25,000	Mexico	Active
Noble Roy Rhodes	MLT Class 116-C	2009 R	300	25,000	U.A.E.	Active
Noble Sam Hartley (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard
Noble Sam Noble	Levingston Class 111-C	1982	300	25,000	Mexico	Active
Noble Sam Turner (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Jobe	MLT Class 82-SD-C	1982	250	25,000	Mexico	Active
Noble Tom Prosser (3)	F&G JU-3000N	2014 N	400	30,000	Singapore	Shipyard
Noble Tommy Craighead	F&G L-780 MOD II	2003 R	300	25,000	Benin	Active
Noble Newbuild Jackup #7 (3)	Gusto MSC CJ70-x150-ST	2016 N	492	32,000	Singapore	Shipyard
Other—1
Noble Seillean (FPSO)	Harland & Wolf Shipbuilding	2008 R	N/A	N/A	U.S. Gulf of Mexico	Stacked

Footnotes to Drilling Fleet Table

1.	Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.
2.	Rigs listed as “active” were either operating under contract or were actively seeking contracts; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and are not actively marketed in present market conditions.
3.	Harsh environment capability.
4.	Although designed for a water depth rating of 390 feet of water in a non-harsh environment, the rig is currently equipped with legs adequate to drill in approximately 200 feet of water in a harsh environment. We own the additional leg sections required to extend the drilling depth capability to 390 feet of water.
5.	We own and operate the Noble Bully I and Noble Bully II through joint ventures with a subsidiary of Shell. Under the terms of the joint venture agreements, each party has an equal 50 percent ownership stake in both vessels.

Facilities

Our corporate headquarters is located in London, England. We also maintain office space in Sugar Land, Texas, where significant worldwide global support activity occurs. In addition, we own and lease administrative and marketing offices, and sites used primarily for storage and maintenance and repairs for drilling rigs and equipment in various locations worldwide.

Item 3.	Legal Proceedings.

Information regarding legal proceedings is set forth in Note 16 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Shares and Related Shareholder Information

Noble-UK shares are listed and traded on the New York Stock Exchange under the symbol “NE”. The following table sets forth for the periods indicated the high and low sales prices and dividends or returns of capital declared and paid in U.S. Dollars per share:

			Dividends
			Declared and
	High	Low	Paid
2013
Fourth quarter	$40.41	$36.11	$0.25
Third quarter	41.14	37.04	0.25
Second quarter	42.26	34.67	0.13
First quarter	41.42	34.84	0.13
2012
Fourth quarter	$39.81	$33.51	$0.13
Third quarter	38.60	32.21	0.13
Second quarter	38.82	29.13	0.14
First quarter	41.25	30.29	0.14

The declaration and payment of dividends or returns of capital require authorization of the shareholders of Noble-UK. The amount of such dividends, distributions and returns of capital will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and our shareholders.

On February 14, 2014, there were 254,138,833 shares outstanding held by 581 shareholder accounts of record.

UK Tax Consequences to Shareholders of Noble-UK

The tax consequences discussed below do not reflect a complete analysis or listing of all the possible tax consequences that may be relevant to shareholders of Noble. Shareholders should consult their own tax advisors in respect of the tax consequences related to receipt, ownership, purchase or sale or other disposition of our shares.

UK Income Tax on Dividends and Similar Distributions

A non-UK tax resident holder will not be subject to UK income taxes on dividend income and similar distributions in respect of our shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in the UK by such non-UK holder.

Disposition of Noble-UK Shares

Shareholders who are neither UK tax resident nor holding their Noble-UK shares in connection with a trade carried on through a permanent establishment in the UK will not be subject to any UK taxes on chargeable gains as a result of any disposals of their shares. Noble-UK shares held outside the facilities of The Depository Trust Company (“DTC”) should be treated as UK situs assets for the purpose of U.K. inheritance tax.

UK Withholding Tax—Dividends to Shareholders

Payments of dividends by Noble-UK will not be subject to any withholding in respect of UK taxation, regardless of the tax residence of the recipient shareholder.

Stamp Duty and Stamp Duty Reserve Tax in Relation to the Transfer of Shares

Stamp duty and/or stamp duty reserve tax (“SDRT”) are imposed by the UK on certain transfers of chargeable securities (which include shares in companies incorporated in the UK) at a rate of 0.5 percent of the consideration paid for the transfers in question. Certain transfers of shares to depositaries or into clearance systems are charged at a higher rate of 1.5 percent. Her Majesty’s Revenue and Customs (“HMRC”) regard DTC as a clearance system for these purposes.

Transfers of the Ordinary Shares through the facilities of DTC will not attract a charge to stamp duty or SDRT in the UK. Any transfer of title to Ordinary Shares from within those facilities to a holder outside those facilities, and any subsequent transfers that occur entirely outside those facilities, will ordinarily attract stamp duty or SDRT at a rate of 0.5 percent. This duty must be paid (and, where relevant, the transfer document stamped by HMRC) before the transfer can be registered in the books of Noble-UK. However, if those Ordinary Shares of Noble-UK are redeposited into the facilities of DTC, that redeposit will attract stamp duty or SDRT at the rate of 1.5 percent.

Share Repurchases

Under UK law, the company is only permitted to purchase its own shares by way of an “off market purchase” in a plan approved by shareholders. Prior to our redomiciliation to the UK, a resolution was adopted authorizing the repurchase of 6,769,891 shares during the five-year period commencing on the date of the redomiciliation. This number of shares corresponds to the number of shares that Noble-Swiss had authority to repurchase at the time of the redomiciliation. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares. The following table sets forth for the periods indicated certain information with respect to repurchases by Noble-UK of its shares:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (2)	per Share	or Programs	or Programs (1)
October 2013	384	$38.10	—	6,769,891
November 2013	2,043	$39.33	—	6,769,891
December 2013	—	$—	—	6,769,891

(1)	Our repurchase program has no date of expiration.
(2)	Amounts represent shares surrendered by employees for withholding taxes payable upon the vesting of restricted stock or exercise of stock options.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our shares over the five-year period from January 1, 2009 to December 31, 2013. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on January 1, 2009 and that all dividends or distributions and returns of capital were reinvested on the date of payment.

	INDEXED RETURNS
	Year Ended December 31,
Company Name / Index	2009	2010	2011	2012	2013
Noble Corporation	$185.26	$167.38	$143.67	$168.06	$184.54
S&P 500 Index	126.46	145.51	148.59	172.37	228.19
Dow Jones U.S. Oil Equipment & Services	165.15	210.29	184.16	184.76	237.25

Investors are cautioned against drawing any conclusions from the data contained in the graph, as past results are not necessarily indicative of future performance.

The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2013, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues	$4,234,290	$3,547,012	$2,695,832	$2,807,176	$3,640,784
Net income attributable to Noble Corporation	782,697	522,344	370,898	773,429	1,678,642
Net income per share:
Basic	3.05	2.05	1.46	3.03	6.44
Diluted	3.05	2.05	1.46	3.02	6.42
Balance Sheet Data (at end of period)
Cash and marketable securities	$114,458	$282,092	$239,196	$337,871	$735,493
Property and equipment, net	14,558,090	13,025,972	12,130,345	10,213,158	6,815,637
Total assets	16,217,957	14,607,774	13,495,159	11,302,387	8,396,896
Long-term debt	5,556,251	4,634,375	4,071,964	2,686,484	750,946
Total debt(1)	5,556,251	4,634,375	4,071,964	2,766,697	750,946
Total equity	9,050,028	8,488,290	8,097,852	7,287,634	6,788,432
Other Data
Net cash from operating activities	$1,702,317	$1,381,693	$740,240	$1,636,902	$2,131,267
Net cash from investing activities	(2,485,107)	(1,790,888)	(2,521,546)	(2,896,469)	(1,489,610)
Net cash from financing activities	615,156	452,091	1,682,631	861,945	(419,475)
Capital expenditures	2,487,520	1,669,811	2,621,235	1,406,010	1,426,049
Working capital(2)	339,020	393,876	232,432	110,347	1,049,243
Cash distributions declared per share(3)	0.76	0.54	0.60	0.88	0.18

(1)	Consists of Long-Term Debt and Current Maturities of Long-Term Debt.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Amounts in 2010 include a special dividend of approximately $0.56.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2013 and 2012, and our results of operations for each of the years in the three-year period ended December 31, 2013. You should read the accompanying consolidated financial statements and related notes in conjunction with this discussion.

Executive Overview

Our 2013 financial and operating results include:

•	operating revenues totaling $4.2 billion;

•	net income of $783 million or $3.05 per diluted share;

•	net cash from operating activities totaling $1.7 billion; and

•	an increase in debt to 38.0 percent of total capitalization at the end of 2013, up from 35.3 percent at the end of 2012, primarily from the funding of our capital expenditure program.

Overall, the business environment for offshore drillers in 2013 was positive. The price of Brent Crude, a key factor in determining customer activity levels, remained generally steady throughout the year, ending slightly higher than it began. Drilling activity was steady during most of 2013, particularly for ultra-deepwater and jackup rigs. Nevertheless, as the year progressed, we observed a number of factors that have led to a decrease in contracting activity, especially for ultra-deepwater and deepwater rigs. These factors include a projected decrease in the rate of global exploration and development spending increases relative to previous years, a significant number of newbuild units announced which is expected to increase the supply of both floating and jackup rigs and a reduction of deepwater drilling activity in some regions, including Brazil. However, while we believe the short-term outlook may have some downside risks, we have confidence in the long-term outlook for the industry as we witnessed positive developments, including the energy reform legislation in Mexico which could potentially lead to an increase in drilling activity in Mexican waters.

Our business strategy also focuses on the active expansion of our worldwide deepwater and high specification jackup capabilities through construction, modifications and acquisitions, the deployment of our drilling assets in important oil and gas producing areas throughout the world and the potential divestiture of our standard specification drilling units.

We have actively expanded our offshore deepwater drilling and high specification jackup capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue to evaluate opportunities to enhance our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex programs required by our customers. During 2013, we continued to execute our newbuild program, completing the following milestones:

•	we commenced operations on the Noble Don Taylor, a dynamically positioned, ultra-deepwater, harsh environment drillship, under a long-term contract in the U.S. Gulf of Mexico in the third quarter of 2013;

•	we commenced operations on the Noble Globetrotter II, a dynamically positioned, ultra-deepwater, harsh environment Globetrotter-class drillship, under a long-term contract in West Africa in the third quarter of 2013;

•	we commenced operations on the Noble Mick O’Brien, a high-specification, heavy duty, harsh environment jackup, under a 150-day contract in the Middle East in the fourth quarter of 2013;

•	we commenced operations on the Noble Bob Douglas, a dynamically positioned, ultra-deepwater, harsh environment drillship, under a three-year contract in the fourth quarter of 2013. The rig is currently performing a 120-day assignment in New Zealand, after which it will mobilize and operate in the U.S. Gulf of Mexico for the remainder of its contract;

•	we completed construction of the Noble Regina Allen, a high-specification, heavy duty, harsh environment jackup, which left the shipyard during the fourth quarter of 2013 and began operations under an 18-month contract in the North Sea in January 2014;

•	we continued construction of two additional dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd.;

•	we continued construction of four high-specification, heavy duty, harsh environment jackups; and

•	we began construction of one ultra-high specification jackup.

Subsequent to December 31, 2013, the newbuild jackup, Noble Houston Colbert, was delivered from the shipyard. This unit underwent contract-related winterization upgrades, and is currently mobilizing and undergoing final commissioning and customer acceptance testing before commencing its contract in Argentina.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and that our newbuild activity will further strengthen our position.

Proposed Spin-off Transaction

In September 2013, we announced that our Board of Directors approved a plan to reorganize our business by means of a separation and spin-off of a newly formed wholly-owned subsidiary, Paragon Offshore Limited (“Paragon Offshore”), whose assets and liabilities would consist of most of our standard specification drilling units and related assets, liabilities and business (the “Separation”), resulting in the creation of two separate and highly focused offshore drilling companies. The drilling units to be owned and operated by Paragon Offshore consist of five drillships, three semisubmersibles and 34 jackups. Paragon Offshore would also be responsible for the Hibernia platform operations offshore Canada and one FPSO. Following the Separation, we will continue to own and operate our high-specification assets with particular operating focus in deepwater and ultra-deepwater markets for drillships and semisubmersibles and harsh environment and high-specification markets for jackups.

The plan involves the separation of the standard specification business through the distribution of the shares of Paragon Offshore to Noble-UK shareholders in a spin-off that would be tax-free to shareholders. Subject to business, market, regulatory and other considerations, the Separation may be preceded by IPO of up to 20 percent of the shares of Paragon Offshore. The Separation is subject to several conditions, including final approval by our Board of Directors and approval by our shareholders, which we anticipate seeking in the second quarter of 2014. We have received a private letter ruling from the U.S. Internal Revenue Service stating that the Separation is expected to qualify as a tax-free transaction under sections 368(a)(1)(D) and 355, and related provisions, of the Internal Revenue Code of 1986, as amended. We anticipate that the spin-off would be completed by the end of 2014. We expect that Paragon Offshore would use the net proceeds from borrowings and the IPO, if undertaken, to repay its indebtedness to Noble. We expect that, in turn, Noble would use such proceeds to repay outstanding third-party debt of Noble-Cayman and its subsidiaries. There can be no assurance that our proposed plan will lead to an IPO or spin-off of Paragon Offshore or any other transaction, or that if any transaction is pursued, that it will be consummated.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth as of December 31, 2013 the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018-2024
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (1) (5)	$11,623	$3,042	$2,756	$1,964	$1,195	$2,666
Jackups (2)	3,755	1,675	996	417	230	437

Total (3)	$15,378	$4,717	$3,752	$2,381	$1,425	$3,103

Percent of Available Days Committed(4)
Semisubmersibles/Drillships		78%	61%	40%	24%	9%
Jackups		75%	38%	11%	4%	2%

Total		73%	44%	21%	11%	4%

(1)	Our drilling contracts with Petrobras provide an opportunity for us to earn performance bonuses based on downtime experienced for our rigs operating offshore Brazil. Our backlog includes an amount equal to 50 percent of potential performance bonuses for such rigs, or $88 million.

The drilling contracts with Shell for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Max Smith, Noble Don Taylor and the Noble Jim Day, provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contract. With respect to these contracts, we have included in our backlog an amount equal to 25 percent of the potential performance bonuses for these rigs. Our backlog for these rigs includes approximately $187 million attributable to these performance bonuses.

(2)	Pemex has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At December 31, 2013, we had 10 rigs contracted to Pemex in Mexico, and our backlog includes approximately $472 million related to such contracts.
(3)	Some of our drilling contracts provide the customer with certain early termination rights. For example, Petrobras has the right to terminate its contracts in the event of excessive downtime. While we have exceeded downtime thresholds in the past on certain rigs contracted with Petrobras, we have not received any notification concerning contract cancellations nor do we anticipate receiving any such notifications.
(4)	Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period. Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2014 through 2016.
(5)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of December 31, 2013, the combined amount of backlog for these rigs totals $2.0 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs was $1.0 billion.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to realize. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. Please read Part I, Item 1A, “Risk Factors—We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.”

RESULTS OF OPERATIONS

2013 Compared to 2012

General

Net income attributable to Noble-UK for 2013 was $783 million, or $3.05 per diluted share, on operating revenues of $4.2 billion, compared to net income for 2012 of $522 million, or $2.05 per diluted share, on operating revenues of $3.5 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2013 and 2012, are the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the year ended December 31, 2013 and 2012 was $83 million and $58 million, respectively, higher than operating income for Noble-UK for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2013 and 2012 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2013	2012	2013	2012	% Change	2013	2012	% Change
Jackups	91%	82%	14,187	12,966	9%	$112,441	$96,696	16%
Semisubmersibles	80%	86%	4,112	4,382	-6%	368,424	349,205	6%
Drillships	81%	69%	2,876	2,023	42%	333,788	279,432	19%
Other	0%	0%	—	—	—	—	—	—

Total	84%	78%	21,175	19,371	9%	$192,210	$172,904	11%

(1)	We define utilization for a specific period as the total number of days our rigs, including cold stacked rigs, are operating under contract, divided by the product of the number of our rigs and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for 2013 and 2012 (dollars in thousands):

			Change
	2013	2012	$	%
Operating revenues:
Contract drilling services	$4,070,070	$3,349,362	$720,708	22%
Reimbursables (1)	109,071	112,956	(3,885)	-3%
Other	105	265	(160)	-60%

	$4,179,246	$3,462,583	$716,663	21%

Operating costs and expenses:
Contract drilling services	$2,014,217	$1,769,428	$244,789	14%
Reimbursables (1)	83,548	91,646	(8,098)	-9%
Depreciation and amortization	865,126	745,027	120,099	16%
General and administrative	116,334	97,967	18,367	19%
Incremental spin-off related costs	17,453	7,053	10,400	147%
Loss on impairment	43,688	12,710	30,978	244%
Gain on disposal of assets, net	(35,646)	—	(35,646)	* *
Gain on contract settlements/extinguishments, net	(46,800)	(33,255)	(13,545)	41%

	3,057,920	2,690,576	367,344	14%

Operating income	$1,121,326	$772,007	$349,319	45%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the current year as compared to the prior year were driven by increases in both average dayrates and operating days. The 11 percent increase in average dayrates increased revenues by approximately $409 million while the 9 percent increase in operating days increased revenues by an additional $312 million.

The increase in contract drilling services revenues relates to our drillships and jackups, which generated approximately $395 million and $341 million more revenue, respectively, in 2013. These amounts were offset by decreases in revenues for our semisubmersibles, which declined $15 million from the prior year.

The increase in drillship revenues was driven by a 42 percent increase in operating days and a 19 percent increase in average dayrates, resulting in a $239 million and a $156 million increase in revenues, respectively, from the prior year. The increase in both average dayrates and operating days was the result of the timing of contract commencements of our newbuilds during the period. Additionally, the Noble Leo Segerius and the Noble Duchess operated during the current year after being off contract for a portion of the prior year. These increases were partially offset by the Noble Roger Eason, which received a reduced dayrate while it was in the shipyard to undergo its reliability upgrade project.

The 16 percent increase in jackup average dayrates resulted in a $223 million increase in revenues, which was coupled with a 9 percent increase in jackup operating days, resulting in a $118 million increase in revenues from the prior year. The increase in average dayrates resulted from improved market conditions in the global shallow water market. Additionally, revenue of $18 million was recognized in connection with the cancellation of a contract by our customer on the Noble Houston Colbert. The increase in utilization primarily related to rigs in Mexico, West Africa and the Middle East, which experienced increased operating days after being uncontracted for portions of the prior year.

The decrease in semisubmersible revenues of $15 million primarily relates to the Noble Paul Romano, which was off contract during the current year but operated during the prior year, the Noble Homer Ferrington, which was off contract for a portion of the current year but experienced full utilization during the prior year, and increased downtime on the Noble Paul Wolff and the Noble Therald Martin during the current year. These decreases were partially offset by favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Max Smith, which experienced full utilization during the current year after being off contract during the prior year.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $245 million for the current year as compared to the prior year. A portion of the increase is due to the crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $134 million in expense in the current year. Excluding the additional expenses related to these rigs, our contract drilling costs increased $111 million in the current year from the prior year. This change was primarily driven by a $61 million increase in rig and operations support labor due to rigs returning, or preparing to return, to work and salary increases effective in the second and third quarters of the prior year, a $51 million increase in shorebase support due to increased project-related costs, an $8 million increase in agency and other miscellaneous expenses and a $2 million increase in insurance costs related to increased premiums on our policy renewed in March 2013. These increases were partially offset by an $11 million decrease in maintenance and rig-related expense.

Depreciation and amortization increased $120 million in 2013 over 2012, which is primarily attributable to newbuild rigs placed in service since the beginning of 2012.

Loss on impairment during the current year primarily relates to a $40 million charge on our FPSO, Noble Seillean, as a result of our annual impairment test and the current market outlook for this unit. Loss on impairment during the prior year related to an impairment charge on our submersible fleet, primarily as a result of the declining market for drilling services for that rig type. During the current year, we recorded an additional impairment charge of approximately $4 million on our two cold stacked submersible rigs arising from the potential disposition of these assets to an unrelated third party. In January 2014, we completed the sale of the submersibles for a total sales price of $7 million.

Gain on disposal of assets during the current year was attributable to the sale of the Noble Lewis Dugger to an unrelated third party in Mexico.

Gain on contract settlements/extinguishments during the current year was primarily attributable to the settlement of all claims against the former shareholders of FDR Holdings, Ltd., which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement. During the prior year, we recognized a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we recognized a $5 million gain from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating results for our other services for 2013 and 2012 (dollars in thousands):

			Change
	2013	2012	$	%
Operating revenues:
Labor contract drilling services	$52,241	$81,890	$(29,649)	-36%
Reimbursables (1)	2,803	2,539	264	10%

	$55,044	$84,429	$(29,385)	-35%

Operating costs and expenses:
Labor contract drilling services	$36,604	$46,752	$(10,148)	-22%
Reimbursables (1)	2,000	2,450	(450)	-18%
Depreciation and amortization	14,296	13,594	702	5%
General and administrative	1,663	2,023	(360)	-18%
Incremental spin-off related costs	249	143	106	74%
Loss on impairment	—	7,674	(7,674)	* *

	54,812	72,636	(17,824)	-25%

Operating income	$232	$11,793	$(11,561)	-98%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The change in both revenues and expenses for our labor contract drilling services primarily relates to the cancellation of a project with our customer, Shell, for one of its rigs operating under a labor contract in Alaska. The project was cancelled on March 31, 2013.

Loss on impairment during the prior year related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, the assets.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses increased $18 million in 2013 from 2012 primarily as a result of increased legal and tax expenses related to ongoing projects of $9 million, coupled with increases in employee-related costs of $9 million.

Incremental spin-off related costs. Incremental spin-off related costs increased $11 million in 2013 from 2012 for professional fees and other costs incurred related to the proposed Separation of most of our standard specification assets.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $21 million in 2013 from 2012. The increase is a result of a reduction in capitalized interest in the current year as compared to the prior year due primarily to the completion of construction on three of our newbuild drillships and two of our newbuild jackups, coupled with increased borrowings outstanding under our credit facilities and commercial paper program. During the current year, we capitalized approximately 52 percent of total interest charges versus approximately 61 percent during the prior year.

Income Tax Provision. Our income tax provision increased $21 million in 2013 compared to 2012, of which $13 million is related to the sale of the Noble Lewis Dugger. Excluding the sale of the Noble Lewis Dugger, an $8 million increase in our income tax provision was driven by higher pre-tax earnings, which resulted in a $58 million increase in income tax expense. This was partially offset by a lower effective tax rate in the current year as a result of favorable changes in the geographic mix of pre-tax earnings and the recognition of certain discrete benefits during the current year.

2012 Compared to 2011

General

Net income attributable to Noble-UK for 2012 was $522 million, or $2.05 per diluted share, on operating revenues of $3.5 billion, compared to net income for 2011 of $371 million, or $1.46 per diluted share, on operating revenues of $2.7 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2012 and 2011, are the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the year ended December 31, 2012 and 2011 was $58 million and $49 million, respectively, higher than operating income for Noble-UK for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2012 and 2011 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2012	2011	2012	2011	% Change	2012	2011	% Change
Jackups	82%	75%	12,966	11,794	10%	$96,696	$85,510	13%
Semisubmersibles	86%	82%	4,382	4,176	5%	349,205	296,331	18%
Drillships	69%	59%	2,023	1,284	58%	279,432	242,019	15%
Other	0%	0%	—	—	—	—	—	—

Total	78%	72%	19,371	17,254	12%	$172,904	$148,185	17%

(1)	We define utilization for a specific period as the total number of days our rigs, including cold stacked rigs, are operating under contract, divided by the product of the number of our rigs and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for 2012 and 2011 (dollars in thousands):

			Change
	2012	2011	$	%
Operating revenues:
Contract drilling services	$3,349,362	$2,556,758	$792,604	31%
Reimbursables (1)	112,956	77,278	35,678	46%
Other	265	875	(610)	-70%

	$3,462,583	$2,634,911	$827,672	31%

Operating costs and expenses:
Contract drilling services	$1,769,428	$1,384,200	$385,228	28%
Reimbursables (1)	91,646	56,589	35,057	62%
Depreciation and amortization	745,027	647,142	97,885	15%
General and administrative	97,967	90,262	7,705	9%
Incremental spin-off related costs	7,053	—	7,053	* *
Loss on impairment	12,710	—	12,710	* *
Gain on contract settlements/extinguishments, net	(33,255)	(21,202)	(12,053)	57%

	2,690,576	2,156,991	533,585	25%

Operating income	$772,007	$477,920	$294,087	62%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for 2012 as compared to 2011 were driven by increases in both average dayrates and operating days. The 17 percent increase in average dayrates increased revenues by approximately $479 million while the 12 percent increase in operating days increased revenues by an additional $314 million.

The increase in contract drilling services revenues relates to our semisubmersibles, drillships and jackups, which generated approximately $293 million, $255 million and $245 million more revenue, respectively, in 2012.

The 18 percent increase in semisubmersible average dayrates resulted in a $232 million increase in revenues from 2011 while the increase in operating days of 5 percent resulted in an additional $61 million increase in revenues. The increase in semisubmersibles revenue is a result of our rigs returning to standard operating dayrates after experiencing lower standby rates due to drilling restrictions in the U.S. Gulf of Mexico in 2011, as well as the Noble Paul Romano returning to work after being stacked for most of 2011. The increase in operating days is primarily from the Noble Jim Day, the Noble Homer Ferrington, the Noble Paul Romano, the Noble Clyde Boudreaux and the Noble Amos Runner, which all operated during 2012 after being off contract for the majority of 2011.

The increase in drillship revenues was driven by a 58 percent increase in operating days and a 15 percent increase in average dayrates, resulting in a $179 million and a $76 million increase in revenues, respectively, from 2011. The increase in both average dayrates and operating days was the result of the Noble Bully I, Noble Bully II and Noble Globetrotter I, which commenced their contracts with Shell in March 2012, April 2012 and July 2012, respectively. These increases were partially offset by the Noble Phoenix, which completed its shipyard project and was substituted for the Noble Muravlenko in Brazil during 2012, and a reduced rate on the Noble Roger Eason while it is in the shipyard to undergo its reliability upgrade project.

The 13 percent increase in jackup average dayrates resulted in a $145 million increase in revenues, which was coupled with a 10 percent increase in jackup operating days, resulting in a $100 million increase in revenues from 2011. The increase in average dayrates resulted from improved market conditions in the global shallow water market throughout the jackup fleet. The increase in utilization primarily related to rigs in Mexico, West Africa and the Middle East, which experienced less downtime during 2012.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $385 million for 2012 as compared to 2011. A portion of the increase is due to the crew-up and operating expenses for the recently completed rigs noted above, which have added approximately $139 million in expense in 2012. Excluding the additional expenses related to these rigs, our contract drilling costs increased $246 million in 2012 from 2011. This change was primarily driven by a $75 million increase in labor due to rigs returning, or preparing to return, to work and salary increases effective in the second and third quarters of 2011, a $44 million increase in maintenance and rig-related expense, a $40 million increase in shorebase support due to salary increases in 2012 and increased project-related costs, a $26 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs primarily in Mexico, a $20 million increase in insurance costs related to increased premiums on our policy renewed in March 2012, a $14 million increase in rig catering and communications, a $13 million increase in safety, training and regulatory inspections, a $6 million increase in agency and other miscellaneous expenses, a $5 million increase in fuel and transportation costs and a $3 million increase in rotation costs.

Depreciation and amortization increased $98 million in 2012 over 2011, which is primarily attributable to assets placed in service during 2012, including the Noble Bully I, Noble Bully II and the Noble Globetrotter I.

Loss on impairment during 2012 related to an impairment charge on our submersible fleet, primarily as a result of the declining market outlook for drilling services for that rig type.

Gain on contract settlements/extinguishments during 2012 related to a $28 million gain on the settlement of an action with certain vendors for damages sustained during Hurricane Ike. Additionally, we received $5 million from a claims settlement on the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009.

Other

The following table sets forth the operating results for our other services for 2012 and 2011 (dollars in thousands):

			Change
	2012	2011	$	%
Operating revenues:
Labor contract drilling services	$81,890	$59,004	$22,886	39%
Reimbursables (1)	2,539	1,917	622	32%

	$84,429	$60,921	$23,508	39%

Operating costs and expenses:
Labor contract drilling services	$46,752	$33,885	$12,867	38%
Reimbursables (1)	2,450	1,850	600	32%
Depreciation and amortization	13,594	11,498	2,096	18%
General and administrative	2,023	1,115	908	81%
Incremental spin-off related costs	143	—	143	* *
Loss on impairment	7,674	—	7,674	* *

	72,636	48,348	24,288	50%

Operating income	$11,793	$12,573	$(780)	-6%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The increase in both revenues and expenses for our labor contract drilling services primarily relates to a project with our customer, Shell, for one of its rigs operating under a labor contract in Alaska.

Loss on impairment during 2012 related to an impairment charge on certain corporate assets, as a result of a declining market for, and the potential disposal of, the assets.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses increased $9 million in 2012 from 2011 primarily as a result of increased legal and tax expenses related to ongoing projects of $5 million, coupled with increases in employee-related costs of $4 million.

Incremental spin-off related costs. Incremental spin-off related costs of $7 million in 2012 relate to professional fees and other costs incurred for the proposed Separation of most of our standard specification assets.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $30 million in 2012 from 2011. The increase is a result of the $1.2 billion of senior notes issued in February 2012, coupled with lower capitalized interest due primarily to the completion of construction on three of our newbuild drillships. During 2012, we capitalized approximately 61 percent of total interest charges versus approximately 69 percent during 2011.

Income Tax Provision. Our income tax provision increased $74 million in 2012 compared to 2011 primarily as a result of a higher pre-tax earnings and effective tax rate during 2012. Pre-tax earnings increased approximately 61 percent in 2012 compared to 2011 resulting in a $45 million increase in income tax expense. The higher effective tax rate, which was 20.9 percent in 2012 compared to 16.7 percent in 2011, contributed to the increase in income tax expense by approximately $29 million. The increase in the effective tax rate was a result of a change in our geographic mix of our revenues and the resolution of certain discrete tax items.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Net cash from operating activities in 2013 was $1.7 billion, which compared to $1.4 billion and $740 million in 2012 and 2011, respectively. The increase in net cash from operating activities in 2013 compared to 2012 was primarily attributable to a significant increase in net income. We had working capital of $339 million and $394 million at December 31, 2013 and 2012, respectively. Our total debt as a percentage of total debt plus equity increased to 38.0 percent at December 31, 2013 from 35.3 percent at December 31, 2012 as a result of an increase in commercial paper outstanding as of December 31, 2013.

Our principal sources of capital in 2013 were cash generated from operating activities noted above and borrowings through our commercial paper program. Cash generated during the current year was primarily used to fund our capital expenditure program.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends; and

•	repayment of maturing debt.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing or future credit facilities and commercial paper program, potential issuances of long-term debt, or asset sales. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures as necessary.

At December 31, 2013, we had a total contract drilling services backlog of approximately $15.4 billion. Our backlog as of December 31, 2013 reflects a commitment of 73 percent of available days for 2014. See “Contract Drilling Services Backlog” for additional information regarding our backlog.

Capital Expenditures

Our primary use of available liquidity during 2014 will be for capital expenditures. Capital expenditures, including capitalized interest, totaled $2.5 billion, $1.7 billion and $2.6 billion for 2013, 2012 and 2011, respectively.

At December 31, 2013, we had seven rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during 2013 totaled $1.5 billion, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Sam Croft	$89.6
Noble Tom Madden	71.9
Jackups
Noble Jackup VII (CJ70-Mariner)	182.1
Noble Houston Colbert**	13.9
Noble Sam Turner	6.1
Noble Tom Prosser	3.8
Noble Sam Hartley	3.3
Recently completed construction projects
Noble Bob Douglas	403.4
Noble Don Taylor	377.8
Noble Mick O’Brien	135.6
Noble Regina Allen	125.8
Noble Globetrotter II	105.4
Other	7.8

Total Newbuild Capital Expenditures	$1,526.5

**	This unit was delivered from the shipyard subsequent to December 31, 2013.

In addition to the newbuild expenditures noted above, capital expenditures during 2013 consisted of the following:

•	$846 million for major projects, subsea related expenditures and upgrades and replacements to drilling equipment; and

•	$115 million in capitalized interest.

Our total capital expenditures budget for 2014 is approximately $2.6 billion, which is currently anticipated to be spent as follows:

•	approximately $1.4 billion in newbuild expenditures; and

•	$1.2 billion for major projects, subsea related expenditures and upgrades and replacements to drilling equipment.

In addition to the amounts noted above, we anticipate incurring capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects. In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments, for approximately $2.0 billion at December 31, 2013, of which we expect to spend approximately $1.6 billion in 2014.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $97 million (or $0.375 per share), was declared on January 30, 2014 and paid on February 20, 2014 to holders of record on February 10, 2014. This payment represented the third tranche ($0.25 per share) of our previously approved annual dividend payment to shareholders, and includes an increase of $0.125 per share that was approved by the Board of Directors in January 2014. Including the increase approved in January 2014, our current dividend is $1.50 per share on an annualized basis.

The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The amount of any such dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (together, the “Credit Facilities”). Our total debt related to the Credit Facilities and commercial paper program was $1.6 billion at December 31, 2013 as compared to $340 million at December 31, 2012. At December 31, 2013, we had approximately $1.3 billion of available capacity under the Credit Facilities. During 2013, we undertook a series of transactions related to our Credit Facilities, which are summarized by the following:

•	in August 2013, we entered into a $600 million 364-day unsecured revolving credit agreement;

•	in November 2013, we increased our commercial paper program by $900 million. As a result, we are able to issue up to an aggregate of $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. Commercial paper issued reduces availability under our Credit Facilities; and

•	in December 2013, we extended the maturity date of the $800 million credit facility maturing in 2015 for a one-year period to February 11, 2016. During the extended period, availability under this credit facility will be reduced by $36 million.

In addition to the above transactions, we continue to maintain a $1.5 billion credit facility that matures in 2017.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At December 31, 2013, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.0 billion at December 31, 2013 as compared to $4.3 billion at December 31, 2012. The decrease in senior unsecured notes outstanding is a result of the maturity of our $300 million 5.875% Senior Notes during the second quarter of 2013, which was repaid using proceeds from our commercial paper program.

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

Our $250 million 7.375% Senior Notes mature during the first quarter of 2014. We anticipate using availability under our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we continue to report the balance as long-term at December 31, 2013.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2013, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the Credit Facilities as of December 31, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2013, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during 2014.

Other

At December 31, 2013, we had letters of credit of $314 million and performance and temporary import bonds totaling $131 million supported by surety bonds outstanding. Certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

Summary of Contractual Cash Obligations and Commitments

The following table summarizes our contractual cash obligations and commitments at December 31, 2013 (in thousands):

		Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter	Other
Contractual Cash Obligations
Long-term debt obligations (1)	$5,556,251	$1,811,105	$350,000	$299,967	$299,886	$—	$2,795,293	$—
Interest payments	2,743,902	186,765	177,902	161,252	153,240	149,177	1,915,566	—
Operating leases	113,498	33,109	26,425	15,157	8,535	7,248	23,024	—
Pension plan contributions	148,141	9,671	8,995	11,269	11,309	12,439	94,458	—
Purchase commitments (2)	2,046,079	1,632,169	—	413,910	—	—	—	—
Dividends	128,249	128,249	—	—	—	—	—	—
Tax reserves (3)	127,121	—	—	—	—	—	—	127,121

Total contractual cash obligations	$10,863,241	$3,801,068	$563,322	$901,555	$472,970	$168,864	$4,828,341	$127,121

(1)	In 2014, our $250 million 7.375% Senior Notes and amounts outstanding under our commercial paper program mature. We anticipate using availability on our Credit Facilities or commercial paper program to repay these outstanding balances; therefore, we have shown the entire $250 million Senior Notes balance and $1.6 billion commercial paper program balance as long-term on our December 31, 2013 Consolidated Balance Sheet.
(2)	Purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases.
(3)	Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 12 to our accompanying consolidated financial statements.

At December 31, 2013, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit and surety bonds that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit and surety bond obligations are not normally called, as we typically comply with the underlying performance requirement.

The following table summarizes our other commercial commitments at December 31, 2013 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2014	2015	2016	2017	2018	Thereafter
Contractual Cash Obligations
Letters of Credit	$313,915	$152,655	$160,988	$—	$—	$—	$272
Surety bonds	131,047	24,006	46,443	21,945	38,653	—	—

Total commercial commitments	$444,962	$176,661	$207,431	$21,945	$38,653	$—	$272

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies and estimates that most significantly impact our consolidated financial statements are described below.

Principles of Consolidation

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. Our consolidated financial statements include the accounts of two joint ventures, in each of which we own a 50 percent interest. Our ownership interest meets the definition of variable interest under Financial Accounting Standards Board (“FASB”) codification and we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

The combined joint venture carrying amount of the Bully-class drillships at December 31, 2013 totaled $1.4 billion, which was primarily funded through partner equity contributions. During 2012, these rigs commenced the operating phases of their contracts. For 2013, operating revenues and net income related to these joint ventures totaled $355 million and $145 million, respectively, as compared to operating revenues and net income of $237 million and $72 million in 2012.

Property and Equipment

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2013 and 2012, we had $1.9 billion and $2.7 billion of construction-in-progress, respectively. Such amounts are included in “Property and equipment, at cost” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years.

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2013, 2012 and 2011 was $115 million, $136 million and $122 million, respectively.

Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Property and equipment, at cost” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $400 million and $303 million at December 31, 2013 and 2012, respectively. Depreciation expense related to overhauls and asset replacement totaled $140 million, $113 million and $103 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We evaluate the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis, we complete an impairment analysis on our rig fleet. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig class, we may take an impairment loss in the future.

Insurance Reserves

We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.

Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2013 and 2012, loss reserves for personal injury and protection claims totaled $29 million and $20 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

Revenue Recognition

Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed and begin upon the contract commencement, as defined under the specified drilling or labor contract. Revenues from bonuses are recognized when earned.

It is typical, in our dayrate drilling contracts, to receive compensation for mobilization, equipment modification, or other activities prior to the commencement of the contract. These payments take either the form of a lump-sum payment or other daily compensation. We defer pre-contract compensation and related costs over the term of the initial contract period to which the compensation and costs relate. Upon completion of our drilling contracts, any demobilization revenues received are recognized as income, as are any related expenses.

Deferred revenues under drilling contracts totaled $303 million and $252 million at December 31, 2013 and 2012, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $157 million at December 31, 2013 as compared to $150 million at December 31, 2012, and are included in either “Other current assets” or “Other assets” in our Consolidated Balance Sheets based upon our expected time of recognition.

We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.

Income Taxes

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The U.S. Internal Revenue Service (“IRS”) has completed its examination of our tax reporting for the taxable year ended December 31, 2008. In June 2013, the IRS examination team notified us that they were no longer proposing any adjustments with respect to our tax reporting for the taxable year ended December 31, 2008. We are due a refund for the 2008 tax year. In November 2013, the congressional Joint Committee on Taxation completed its review of this refund with no exception to the conclusions reached by the IRS. The IRS began its examination of our tax reporting for the taxable year ended December 31, 2009. We believe that we have accurately reported all amounts in our 2009 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.

During the second quarter of 2013, we reached an agreement with the tax authorities in Mexico resolving certain previously disclosed tax assessments. This settlement removed potential contingent tax exposure of $502 million for periods prior to 2007, which includes the assessments for years 2002 through 2005 of approximately $348 million, as well as settlement for 2006. The settlement of these assessments did not have a material impact on our consolidated financial statements.

Audit claims of approximately $320 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings except for distributions upon which incremental income and withholding taxes would not be material.

In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount ascertained to be unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred assets. Any change in the ability to utilize such deferred assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow.

In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.

Certain Significant Estimates and Contingent Liabilities

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. In addition, we are involved in several litigation matters, some of which could lead to potential liability to us. We follow FASB standards regarding contingent liabilities which are discussed in “Part II Item 8. Financial Statements and Supplementary Data, Note 16- Commitments and Contingencies.”

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At December 31, 2013, we had $1.6 billion in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $16 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $5.7 billion and $5.1 billion at December 31, 2013 and 2012, respectively. The increase in fair value was primarily a result of increased indebtedness outstanding under our commercial paper program coupled with changes in interest rates and market perceptions of our credit risk, partially offset by the repayment of our $300 million fixed rate senior note.

Foreign Currency Risk

Although we are a UK company, we define foreign currency as any non-U.S. denominated currency. Our functional currency is primarily the U.S. Dollar, which is consistent with the oil and gas industry. However, outside the United States, some of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease).

We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in “Accumulated other comprehensive loss” (“AOCL”). Amounts recorded in AOCL are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, all of which have a maturity of less than 12 months. At December 31, 2013, we had no outstanding derivative contracts. Depending on market conditions, we may elect to utilize short-term forward currency contracts in the future.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.

In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble-UK, maintains a pension plan that covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation near retirement, as defined by the plans.

Changes in market asset value related to the pension plans noted above could have a material impact upon our Consolidated Statements of Comprehensive Income and could result in material cash expenditures in future periods.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements are filed in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Noble Corporation plc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Noble Corporation plc and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble Corporation plc’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble Corporation plc’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2014

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$114,458	$282,092
Accounts receivable	949,069	743,673
Taxes receivable	140,269	112,423
Prepaid expenses and other current assets	187,139	167,137

Total current assets	1,390,935	1,305,325

Property and equipment, at cost	19,198,767	16,971,666
Accumulated depreciation	(4,640,677)	(3,945,694)

Property and equipment, net	14,558,090	13,025,972

Other assets	268,932	276,477

Total assets	$16,217,957	$14,607,774

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$347,214	$350,147
Accrued payroll and related costs	151,161	132,728
Taxes payable	125,119	135,257
Dividends payable	128,249	66,369
Other current liabilities	300,172	226,948

Total current liabilities	1,051,915	911,449

Long-term debt	5,556,251	4,634,375
Deferred income taxes	225,455	226,045
Other liabilities	334,308	347,615

Total liabilities	7,167,929	6,119,484

Commitments and contingencies
Equity
Shares	2,534	710,130
Treasury shares	—	(21,069)
Additional paid-in capital	810,286	83,531
Retained earnings	7,591,927	7,066,023
Accumulated other comprehensive loss	(82,164)	(115,449)

Total shareholders’ equity	8,322,583	7,723,166

Noncontrolling interests	727,445	765,124

Total equity	9,050,028	8,488,290

Total liabilities and equity	$16,217,957	$14,607,774

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenues
Contract drilling services	$4,070,070	$3,349,362	$2,556,758
Reimbursables	111,874	115,495	79,195
Labor contract drilling services	52,241	81,890	59,004
Other	105	265	875

	4,234,290	3,547,012	2,695,832

Operating costs and expenses
Contract drilling services	2,014,217	1,769,428	1,384,200
Reimbursables	85,548	94,096	58,439
Labor contract drilling services	36,604	46,752	33,885
Depreciation and amortization	879,422	758,621	658,640
General and administrative	117,997	99,990	91,377
Incremental spin-off related costs	17,702	7,196	—
Loss on impairment	43,688	20,384	—
Gain on disposal of assets, net	(35,646)	—	—
Gain on contract settlements/extinguishments, net	(46,800)	(33,255)	(21,202)

	3,112,732	2,763,212	2,205,339

Operating income	1,121,558	783,800	490,493
Other income (expense)
Interest expense, net of amount capitalized	(106,300)	(85,763)	(55,727)
Interest income and other, net	2,754	5,188	1,484

Income before income taxes	1,018,012	703,225	436,250
Income tax provision	(167,606)	(147,088)	(72,625)

Net income	850,406	556,137	363,625

Net loss (income) attributable to noncontrolling interests	(67,709)	(33,793)	7,273

Net income attributable to Noble Corporation	$782,697	$522,344	$370,898

Net income per share attributable to Noble Corporation
Basic	$3.05	$2.05	$1.46
Diluted	3.05	2.05	1.46
Weighted-Average Shares Outstanding:
Basic	253,288	252,435	251,405
Diluted	253,547	252,791	251,989

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$850,406	$556,137	$363,625
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,188)	(8,076)	(2,566)
Foreign currency forward contracts	—	3,061	(4,665)
Interest rate swaps	—	—	(366)
Net pension plan gain (loss) (net of tax provision (benefit) of $14,155 in 2013, ($3,777) in 2012 and ($12,845) in 2011)	29,861	(41,658)	(18,551)
Amortization of deferred pension plan amounts (net of tax provision of $2,924 in 2013, $2,841 in 2012 and $1,146 in 2011)	6,612	5,545	2,047

Other comprehensive income (loss), net	33,285	(41,128)	(24,101)

Total comprehensive income	883,691	515,009	339,524
Net comprehensive loss (income) attributable to noncontrolling interests	(67,709)	(33,793)	7,273
Noncontrolling portion of gain on interest rate swaps	—	—	183

Comprehensive income attributable to Noble Corporation	$815,982	$481,216	$346,980

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$850,406	$556,137	$363,625
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	879,422	758,621	658,640
Loss on impairment	43,688	20,384	—
Gain on disposal of assets, net	(35,646)	—	—
Gain on contract extinguishments, net	—	—	(21,202)
Deferred income taxes	(15,955)	(20,119)	(82,325)
Amortization of share-based compensation	43,620	35,930	31,904
Net change in other assets and liabilities	(63,218)	30,740	(210,402)

Net cash from operating activities	1,702,317	1,381,693	740,240

Cash flows from investing activities
Capital expenditures	(2,487,520)	(1,669,811)	(2,621,235)
Change in accrued capital expenditures	(58,587)	(121,077)	81,047
Refund from contract extinguishments	—	—	18,642
Proceeds from disposal of assets	61,000	—	—

Net cash from investing activities	(2,485,107)	(1,790,888)	(2,521,546)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	1,221,333	(635,192)	935,000
Repayment of long-term debt	(300,000)	—	—
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636	1,087,833
Dividends paid to noncontrolling interests	(105,388)	—	—
Contributions from noncontrolling interests	—	40,000	536,000
Payments of joint venture debt	—	—	(693,494)
Settlement of interest rate swaps	—	—	(29,032)
Financing costs on credit facilities	(2,484)	(5,221)	(2,835)
Proceeds from employee stock transactions	4,261	14,677	9,924
Repurchases of employee shares surrendered for taxes	(7,653)	(10,516)	(10,233)
Par value reduction/dividend payments	(194,913)	(138,293)	(150,532)

Net cash from financing activities	615,156	452,091	1,682,631

Net change in cash and cash equivalents	(167,634)	42,896	(98,675)
Cash and cash equivalents, beginning of period	282,092	239,196	337,871

Cash and cash equivalents, end of period	$114,458	$282,092	$239,196

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Capital in				Accumulated Other
	Shares		Excess of	Retained	Treasury	Noncontrolling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Shares	Interests	Loss	Equity
Balance at December 31, 2010	262,415	$917,684	$39,006	$6,630,500	$(373,967)	$124,631	$(50,220)	$7,287,634
Employee related equity activity
Amortization of share-based compensation	—	—	31,904	—	—	—	—	31,904
Issuance of share-based compensation shares	252	848	(838)	—	—	—	—	10
Exercise of stock options	501	1,661	7,303	—	—	—	—	8,964
Tax benefit of stock options exercised	—	—	950	—	—	—	—	950
Restricted shares forfeited or repurchased for taxes	(413)	(1,401)	1,401	—	(10,233)	—	—	(10,233)
Retirement of treasury shares	(10,116)	(33,035)	—	(340,612)	373,647	—	—	—
Settlement of FIN 48 provision	—	—	—	15,658	—	—	—	15,658
Net income	—	—	—	370,898	—	(7,273)	—	363,625
Contributions from noncontrolling interests	—	—	—	—	—	573,973	—	573,973
Par value reduction payments	—	(119,162)	(31,370)	—	—	—	—	(150,532)
Other comprehensive loss, net	—	—	—	—	—	—	(24,101)	(24,101)

Balance at December 31, 2011	252,639	$766,595	$48,356	$6,676,444	$(10,553)	$691,331	$(74,321)	$8,097,852
Employee related equity activity
Amortization of share-based compensation	—	—	35,930	—	—	—	—	35,930
Issuance of share-based compensation shares	437	1,307	(1,299)	—	—	—	—	8
Exercise of stock options	646	1,836	11,705	—	—	—	—	13,541
Tax benefit of stock options exercised	—	—	1,128	—	—	—	—	1,128
Restricted shares forfeited or repurchased for taxes	(374)	(1,138)	1,138	—	(10,516)	—	—	(10,516)
Net income	—	—	—	522,344	—	33,793	—	556,137
Contributions from noncontrolling interests	—	—	—	—	—	40,000	—	40,000
Par value reduction/dividend payments	—	(58,470)	(13,427)	—	—	—	—	(71,897)
Dividends	—	—	—	(132,765)	—	—	—	(132,765)
Other comprehensive loss, net	—	—	—	—	—	—	(41,128)	(41,128)

Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$765,124	$(115,449)	$8,488,290
Employee related equity activity
Amortization of share-based compensation	—	—	43,620	—	—	—	—	43,620
Issuance of share-based compensation shares	667	1,872	(1,855)	—	—	—	—	17
Exercise of stock options	212	496	5,155	—	—	—	—	5,651
Tax benefit of stock options exercised	—	—	(1,407)	—	—	—	—	(1,407)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(7,653)	—	—	(7,653)
Retirement of treasury shares	—	—	(28,722)	—	28,722	—	—	—
Redomiciliation to the United Kingdom	(779)	(709,964)	709,964	—	—	—	—	—
Net income	—	—	—	782,697	—	67,709	—	850,406
Dividends paid to noncontrolling interests	—	—	—	—	—	(105,388)	—	(105,388)
Dividends	—	—	—	(256,793)	—	—	—	(256,793)
Other comprehensive income, net	—	—	—	—	—	—	33,285	33,285

Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$—	$727,445	$(82,164)	$9,050,028

See accompanying notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholder of Noble Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Noble Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on Noble Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2014

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$110,382	$277,375
Accounts receivable	949,069	743,673
Taxes receivable	140,029	112,310
Prepaid expenses and other current assets	184,348	163,881

Total current assets	1,383,828	1,297,239

Property and equipment, at cost	19,160,350	16,935,147
Accumulated depreciation	(4,631,678)	(3,938,518)

Property and equipment, net	14,528,672	12,996,629

Other assets	269,014	276,558

Total assets	$16,181,514	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$345,910	$349,594
Accrued payroll and related costs	143,346	123,936
Taxes payable	120,588	130,844
Other current liabilities	300,172	226,935

Total current liabilities	910,016	831,309

Long-term debt	5,556,251	4,634,375
Deferred income taxes	225,455	226,045
Other liabilities	334,308	347,615

Total liabilities	7,026,030	6,039,344

Commitments and contingencies
Equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	497,316	470,454
Retained earnings	7,986,762	7,384,828
Accumulated other comprehensive loss	(82,164)	(115,449)

Total shareholder equity	8,428,039	7,765,958

Noncontrolling interests	727,445	765,124

Total equity	9,155,484	8,531,082

Total liabilities and equity	$16,181,514	$14,570,426

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Operating revenues
Contract drilling services	$4,070,070	$3,349,362	$2,556,758
Reimbursables	111,874	115,495	79,195
Labor contract drilling services	52,241	81,890	59,004
Other	105	265	875

	4,234,290	3,547,012	2,695,832

Operating costs and expenses
Contract drilling services	2,004,624	1,760,965	1,371,415
Reimbursables	85,548	94,096	58,439
Labor contract drilling services	36,604	46,895	33,885
Depreciation and amortization	877,250	756,689	657,205
General and administrative	64,859	59,366	56,787
Loss on impairment	43,688	20,384	—
Gain on disposal of assets, net	(35,646)	—	—
Gain on contract settlements/extinguishments, net	(46,800)	(33,255)	(21,202)

	3,030,127	2,705,140	2,156,529

Operating income	1,204,163	841,872	539,303
Other income (expense)
Interest expense, net of amount capitalized	(106,300)	(85,763)	(55,727)
Interest income and other, net	2,126	4,695	2,480

Income before income taxes	1,099,989	760,804	486,056
Income tax provision	(164,466)	(146,088)	(71,286)

Net income	935,523	614,716	414,770

Net loss (income) attributable to noncontrolling interests	(67,709)	(33,793)	7,273

Net income attributable to Noble Corporation	$867,814	$580,923	$422,043

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$935,523	$614,716	$414,770
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,188)	(8,076)	(2,566)
Foreign currency forward contracts	—	3,061	(4,665)
Interest rate swaps	—	—	(366)
Net pension plan gain (loss) (net of tax provision (benefit) of $14,155 in 2013, ($3,777) in 2012 and ($12,845) in 2011)	29,861	(41,658)	(18,551)
Amortization of deferred pension plan amounts (net of tax provision of $2,924 in 2013, $2,841 in 2012 and $1,146 in 2011)	6,612	5,545	2,047

Other comprehensive income (loss), net	33,285	(41,128)	(24,101)

Total comprehensive income	968,808	573,588	390,669
Net comprehensive loss (income) attributable to noncontrolling interests	(67,709)	(33,793)	7,273
Noncontrolling portion of gain on interest rate swaps	—	—	183

Comprehensive income attributable to Noble Corporation	$901,099	$539,795	$398,125

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$935,523	$614,716	$414,770
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	877,250	756,689	657,205
Loss on impairment	43,688	20,384	—
Gain on disposal of assets, net	(35,646)	—	—
Gain on contract extinguishments, net	—	—	(21,202)
Deferred income taxes	(15,955)	(20,119)	(82,325)
Capital contribution by parent—share-based compensation	26,862	19,838	18,726
Net change in other assets and liabilities	(63,092)	29,119	(216,687)

Net cash from operating activities	1,768,630	1,420,627	770,487

Cash flows from investing activities
Capital expenditures	(2,485,617)	(1,667,477)	(2,615,943)
Change in accrued capital expenditures	(58,587)	(121,077)	81,047
Refund from contract extinguishments	—	—	18,642
Proceeds from disposal of assets	61,000	—	—

Net cash from investing activities	(2,483,204)	(1,788,554)	(2,516,254)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	1,221,333	(635,192)	935,000
Repayment of long-term debt	(300,000)	—	—
Proceeds from issuance of senior notes, net of debt issuance costs	—	1,186,636	1,087,833
Dividends paid to noncontrolling interests	(105,388)	—	—
Contributions from noncontrolling interests	—	40,000	536,000
Payments of joint venture debt	—	—	(693,494)
Settlement of interest rate swaps	—	—	(29,032)
Financing costs on credit facilities	(2,484)	(5,221)	(2,835)
Distributions to parent company, net	(265,880)	(175,977)	(186,048)

Net cash from financing activities	547,581	410,246	1,647,424

Net change in cash and cash equivalents	(166,993)	42,319	(98,343)
Cash and cash equivalents, beginning of period	277,375	235,056	333,399

Cash and cash equivalents, end of period	$110,382	$277,375	$235,056

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Shares		Capital in Excess of	Retained	Noncontrolling	Accumulated Other Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Interests	Loss	Equity
Balance at December 31, 2010	261,246	$26,125	$416,232	$6,743,887	$124,631	$(50,220)	$7,260,655
Distributions to parent	—	—	—	(186,048)	—	—	(186,048)
Capital contributions by parent-
Share-based compensation	—	—	18,726	—	—	—	18,726
Net income	—	—	—	422,043	(7,273)	—	414,770
Settlement of FIN 48 provision	—	—	15,658	—	—	—	15,658
Contributions from noncontrolling interests	—	—	—	—	573,973	—	573,973
Other comprehensive loss, net	—	—	—	—	—	(24,101)	(24,101)

Balance at December 31, 2011	261,246	$26,125	$450,616	$6,979,882	$691,331	$(74,321)	$8,073,633
Distributions to parent	—	—	—	(175,977)	—	—	(175,977)
Capital contributions by parent-
Share-based compensation	—	—	19,838	—	—	—	19,838
Net income	—	—	—	580,923	33,793	—	614,716
Contributions from noncontrolling interests	—	—	—	—	40,000	—	40,000
Other comprehensive loss, net	—	—	—	—	—	(41,128)	(41,128)

Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$765,124	$(115,449)	$8,531,082
Distributions to parent	—	—	—	(265,880)	—	—	(265,880)
Capital contributions by parent-
Share-based compensation	—	—	26,862	—	—	—	26,862
Net income	—	—	—	867,814	67,709	—	935,523
Dividends paid to noncontrolling interests	—	—	—	—	(105,388)	—	(105,388)
Other comprehensive income, net	—	—	—	—	—	33,285	33,285

Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$727,445	$(82,164)	$9,155,484

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 – Organization and Significant Accounting Policies

Organization and Business

On November 20, 2013, pursuant to the Merger Agreement dated as of June 30, 2013 between Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), Noble-Swiss merged with and into Noble-UK, with Noble-UK as the surviving company (the “Transaction”). In the Transaction, all of the outstanding ordinary shares of Noble-Swiss were cancelled, and Noble-UK issued, through an exchange agent, one ordinary share of Noble-UK in exchange for each ordinary share of Noble-Swiss.

The Transaction effectively changed the place of incorporation of our publicly traded parent holding company from Switzerland to the United Kingdom. As a result of the Transaction, Noble-UK owns and conducts the same businesses through the Noble group as Noble-Swiss conducted prior to the Transaction, except that Noble-UK is the parent company of the Noble group of companies.

Noble Corporation, a Cayman Islands company (“Noble-Cayman”), is a direct, wholly-owned subsidiary of Noble-UK. Noble-UK’s principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries.

Noble-UK is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit (“FPSO”). Currently, our fleet consists of 14 semisubmersibles, 14 drillships and 49 jackups, including six units under construction as follows:

•	two dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	four high-specification, heavy-duty, harsh environment jackups.

Our fleet is located in the United States, Mexico, Brazil, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Principles of Consolidation

The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. Our consolidated financial statements include the accounts of two joint ventures, in each of which we own a 50 percent interest. Our ownership interest meets the definition of variable interest under Financial Accounting Standards Board (“FASB”) codification and we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

Although we are a UK company, we define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income statement items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2013.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits. Cash and cash equivalents are primarily held by major banks or investment firms. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.

Property and Equipment

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty-five years. Included in accounts payable were $88 million and $141 million of capital accruals as of December 31, 2013 and 2012, respectively.

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction.

Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in Note 5. Such amounts, net of accumulated depreciation, totaled $400 million and $303 million at December 31, 2013 and 2012, respectively. Depreciation expense related to overhauls and asset replacement totaled $140 million, $113 million and $103 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We evaluate the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis, we complete an impairment analysis on our rig fleet. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig class, we may take an impairment loss in the future.

Deferred Costs

Deferred debt issuance costs are being amortized through interest expense over the life of the debt securities.

Insurance Reserves

We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability, and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.

Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2013 and 2012, loss reserves for personal injury and protection claims totaled $29 million and $20 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Revenue Recognition

Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized as services are performed and begin upon the contract commencement, as defined under the specified drilling or labor contract. Revenues from bonuses are recognized when earned.

It is typical, in our dayrate drilling contracts, to receive compensation for mobilization, equipment modification, or other activities prior to the commencement of the contract. These payments take either the form of a lump-sum payment or other daily compensation. We defer pre-contract compensation and related costs over the term of the initial contract period to which the compensation and costs relate. Upon completion of our drilling contracts, any demobilization revenues received are recognized as income, as are any related expenses.

Deferred revenues under drilling contracts totaled $303 million at December 31, 2013 as compared to $252 million at December 31, 2012. Such amounts are included in either “Other current liabilities” or “Other liabilities” in our Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $157 million at December 31, 2013 as compared to $150 million at December 31, 2012, and are included in either “Other current assets” or “Other assets” in our Consolidated Balance Sheets based upon our expected time of recognition.

We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.

Income Taxes

Income taxes are based on the laws and rates in effect in the countries in which operations are conducted or in which we or our subsidiaries are considered resident for income tax purposes. Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings except for distributions upon which incremental income and withholding taxes would not be material. In certain circumstances, we expect that, due to changing demands of the offshore drilling markets and the ability to redeploy our offshore drilling units, certain of such units will not reside in a location long enough to give rise to future tax consequences. As a result, no deferred tax asset or liability has been recognized in these circumstances. Should our expectations change regarding the length of time an offshore drilling unit will be used in a given location, we will adjust deferred taxes accordingly.

We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., UK or jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service (“IRS”) or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

Net Income per Share

Our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the “two-class” method. The “two-class” method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the “two-class” method also includes the dilutive effect of potential shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.

Share-Based Compensation Plans

We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Certain Significant Estimates

The preparation of financial statements in conformity GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.

Reclassifications

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

Note 2 – Consolidated Joint Ventures

We maintain a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell plc (“Shell”) that own and operate the two Bully-class drillships. We have determined that we are the primary beneficiary. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.

In January 2011, the Bully joint ventures issued notes to the joint venture partners totaling $70 million. The interest rate on these notes was 10%, payable semi-annually in arrears and in kind on June 30 and December 31 commencing in June 2011. The purpose of these notes was to provide additional liquidity to the joint ventures in connection with the shipyard construction of the Bully vessels.

In April 2011, the Bully joint venture partners entered into a subscription agreement, pursuant to which each partner was issued equity in each of the Bully joint ventures in exchange for the cancellation of all outstanding joint venture partner notes. The subscription agreement converted all joint venture partner notes into equity of the respective joint venture. The total capital contributed as a result of these agreements was $146 million, which included $142 million in outstanding notes, plus accrued interest. Our portion of the capital contribution, totaling $73 million, was eliminated in consolidation.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In April 2011, the Bully joint venture partners also entered into capital contribution agreements whereby capital calls up to a total of $360 million could be made for funds needed to complete the construction of the drillships. All contributions under these agreements have been made, with the final contribution made in the first quarter of 2012.

During 2013, the Bully joint ventures approved and paid dividends totaling $211 million, of which $105 million was paid to our joint venture partner.

The combined carrying amount of the Bully-class drillships at both December 31, 2013 and 2012 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. During 2012, these rigs commenced the operating phases of their contracts. Cash held by the Bully joint ventures totaled approximately $50 million at December 31, 2013. Operational results for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Operating revenues	$355,115	$237,123
Net income	$145,447	$71,629

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted net income per share for Noble-UK:

	Year Ended December 31,
	2013	2012	2011
Allocation of income from continuing operations Basic
Net income attributable to Noble Corporation	$782,697	$522,344	$370,898
Earnings allocated to unvested share-based payment awards	(9,271)	(5,309)	(3,727)

Net income to common shareholders—basic	$773,426	$517,035	$367,171

Diluted
Net income attributable to Noble Corporation	$782,697	$522,344	$370,898
Earnings allocated to unvested share-based payment awards	(9,261)	(5,302)	(3,719)

Net income to common shareholders—diluted	$773,436	$517,042	$367,179

Weighted average shares outstanding—basic	253,288	252,435	251,405
Incremental shares issuable from assumed exercise of stock options	259	356	584

Weighted average shares outstanding—diluted	253,547	252,791	251,989

Weighted average unvested share-based payment awards	3,036	2,592	2,552

Earnings per share
Basic	$3.05	$2.05	$1.46
Diluted	$3.05	$2.05	$1.46
Dividends per share	$0.76	$0.54	$0.60

Only those items having a dilutive impact on our basic net income per share are included in diluted net income per share. For the years ended December 31, 2013, 2012 and 2011, approximately 1 million shares underlying stock options were excluded from the diluted net income per share calculation as such stock options were not dilutive.

Note 4 – Receivables from Customers

At December 31, 2013, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 – Property and Equipment

Property and equipment, at cost, as of December 31, 2013 and 2012 for Noble-UK consisted of the following:

	2013	2012
Drilling equipment and facilities	$17,130,986	$14,043,717
Construction in progress	1,854,434	2,733,296
Other	213,347	194,653

Property and equipment, at cost	$19,198,767	$16,971,666

Capital expenditures, including capitalized interest, totaled $2.5 billion and $1.7 billion for the years ended December 31, 2013 and 2012, respectively. Capitalized interest was $115 million for the year ended December 31, 2013 as compared to $136 million for the year ended December 31, 2012.

Note 6 – Debt

Long-term debt consists of the following at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Senior unsecured notes:
5.875% Senior Notes due 2013	$—	$299,985
7.375% Senior Notes due 2014	249,964	249,799
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,967	299,952
2.50% Senior Notes due 2017	299,886	299,852
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	499,022	498,900
4.625% Senior Notes due 2021	399,576	399,527
3.95% Senior Notes due 2022	399,178	399,095
6.20% Senior Notes due 2040	399,893	399,891
6.05% Senior Notes due 2041	397,646	397,613
5.25% Senior Notes due 2042	498,283	498,257

Total senior unsecured notes	3,995,110	4,294,566
Commercial paper program	1,561,141	339,809

Total long-term debt	$5,556,251	$4,634,375

Credit Facilities and Commercial Paper Program

Noble currently has three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (together, the “Credit Facilities”). During 2013, we undertook a series of transactions related to our Credit Facilities, which are summarized by the following:

•	in August 2013, we entered into a $600 million 364-day unsecured revolving credit agreement;

•	in November 2013, we increased our commercial paper program by $900 million. As a result, we are able to issue up to an aggregate of $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. Commercial paper issued reduces availability under our Credit Facilities; and

•	in December 2013, we extended the maturity date of the $800 million credit facility maturing in 2015 for a one-year period to February 11, 2016. During the extended period, availability under this credit facility will be reduced by $36 million.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In addition to the above transactions, we continue to maintain a $1.5 billion credit facility that matures in 2017.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit does not increase our borrowings outstanding under the Credit Facilities, but it does reduce the amount available. At December 31, 2013, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

During the second quarter of 2013, we repaid our $300 million 5.875% Senior Notes using proceeds from our commercial paper program.

In February 2012, we issued, through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), $1.2 billion aggregate principal amount of senior notes in three separate tranches, comprising of $300 million of 2.50% Senior Notes due 2017, $400 million of 3.95% Senior Notes due 2022, and $500 million of 5.25% Senior Notes due 2042. The weighted average coupon of all three tranches is 4.13%. The net proceeds of approximately $1.19 billion, after expenses, were primarily used to repay the then outstanding balance on our Credit Facilities.

Our $250 million 7.375% Senior Notes mature during the first quarter of 2014. We anticipate using availability under our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we continue to report the balance as long-term at December 31, 2013.

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, NHIL and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2013, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the Credit Facilities as of December 31, 2013.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At December 31, 2013, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during 2014.

Joint Venture Debt

In the first quarter of 2011, the joint venture credit facilities, which had a combined outstanding balance of $693 million, were repaid in full through contributions to the joint ventures from Noble and Shell. Shell contributed $361 million in equity to fund their portion of the repayment of joint venture credit facilities and related interest rate swaps, which were settled concurrently with the repayment and termination of the joint venture credit facilities.

Other

At December 31, 2013, we had letters of credit of $314 million and performance and temporary import bonds totaling $131 million supported by surety bonds outstanding. Certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

2014(1)(2)	2015	2016	2017	2018	Thereafter	Total
$1,811,105	$350,000	$299,967	$299,886	$—	$2,795,293	$5,556,251

(1)	In March 2014, our $250 million 7.375% senior notes mature. We anticipate using availability on our Credit Facilities or commercial paper program to repay the outstanding balance; therefore, we have shown the entire balance as long-term on our December 31, 2013 Consolidated Balance Sheet.
(2)	Amounts outstanding under our commercial paper program mature during 2014. As amounts issued under the commercial paper program are supported by the unused committed capacity under our Credit Facilities, they are classified as long-term on our Consolidated Balance Sheet at December 31, 2013

Fair Value of Financial Instruments

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement).

The following table presents the estimated fair value of our long-term debt as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
5.875% Senior Notes due 2013	$—	$—	$299,985	$305,594
7.375% Senior Notes due 2014	249,964	253,634	249,799	269,008
3.45% Senior Notes due 2015	350,000	363,019	350,000	368,824
3.05% Senior Notes due 2016	299,967	309,878	299,952	316,268
2.50% Senior Notes due 2017	299,886	302,891	299,852	309,846
7.50% Senior Notes due 2019	201,695	232,839	201,695	249,358
4.90% Senior Notes due 2020	499,022	528,597	498,900	562,530
4.625% Senior Notes due 2021	399,576	413,868	399,527	442,776
3.95% Senior Notes due 2022	399,178	390,520	399,095	422,227
6.20% Senior Notes due 2040	399,893	421,720	399,891	477,327
6.05% Senior Notes due 2041	397,646	417,312	397,613	468,256
5.25% Senior Notes due 2042	498,283	476,873	498,257	533,422

Total senior unsecured notes	3,995,110	4,111,151	4,294,566	4,725,436
Commercial paper program	1,561,141	1,561,141	339,809	339,809

Total long-term debt	$5,556,251	$5,672,292	$4,634,375	$5,065,245

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7 – Equity

Share Capital

The following table provides a detail of Noble-UK’s share capital as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Shares outstanding and trading	253,448	252,759
Treasury shares	—	589

Total shares outstanding	253,448	253,348
Treasury shares held for share-based compensation plans	—	12,802

Total shares authorized for issuance	253,448	266,150

Repurchased treasury shares are recorded at cost, and relate to shares surrendered by employees for taxes payable upon the vesting of restricted stock.

In November 2013, concurrent with our change in place of incorporation, 0.8 million repurchased shares held in treasury were cancelled. Additionally, in December 2013, as part of the capital reduction in connection with our change in place of incorporation, 12.0 million treasury shares held by a wholly-owned subsidiary were cancelled.

Our Board of Directors may increase our share capital through the issuance of up to approximately 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments. As of December 31, 2013, we had $128 million of dividends payable outstanding on this obligation. Any additional issuances of shares would further increase our obligation. Our Board of Directors has the authority to accelerate the payment of any installment, or portions thereof, at its sole discretion at any time prior to payment of the final installment.

Our most recent quarterly dividend payment to shareholders, totaling approximately $97 million (or $0.375 per share), was declared on January 30, 2014 and paid on February 20, 2014 to holders of record on February 10, 2014. This payment represented the third tranche ($0.25 per share) of our previously approved annual dividend payment to shareholders, and includes an increase of $0.125 per share that was approved by the Board of Directors in January 2014. Including the increase approved in January 2014, our current dividend is $1.50 per share on an annualized basis.

Share Repurchases

Under UK law, the company is only permitted to purchase its own shares by way of an “off market purchase” in a plan approved by shareholders. Prior to our redomiciliation to the UK, a resolution was adopted authorizing the repurchase of 6,769,891 shares during the five-year period commencing on the date of the redomiciliation. This number of shares corresponds to the number of shares that Noble-Swiss had authority to repurchase at the time of the redomiciliation. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases for each of the three years ended December 31 are as follows:

	Total Number		Average
Year Ended	of Shares		Price Paid
December 31,	Purchased (1)	Total Cost	per Share
2013	190,187	$7,653	$40.24
2012	302,150	10,516	34.80
2011	261,721	10,233	39.10

(1)	Includes shares surrendered by employees for taxes payable upon the vesting of restricted stock.

Share-Based Compensation Plans

Stock Plans

The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. The 1991 Plan limits the total number of shares issuable under the plan to 50.1 million. As of December 31, 2013, we had 6.4 million shares remaining available for grants to employees under the 1991 Plan.

Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. The 1992 Plan limits the total number of shares issuable under the plan to 2.0 million. As of December 31, 2013, we had 0.5 million shares remaining available for award to non-employee directors under the 1992 Plan.

Stock Options

In general, options have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2013, 2012 and 2011 and the changes during the year ended on those dates is presented below:

	2013		2012		2011
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,027,089	$32.44	2,498,662	$29.22	2,767,486	$26.22
Granted	—	—	358,772	36.04	322,567	37.71
Exercised (1)	(212,017)	26.66	(645,731)	20.97	(506,149)	17.89
Forfeited	(6,085)	31.35	(184,614)	35.92	(85,242)	31.33

Outstanding at end of year (2)	1,808,987	33.13	2,027,089	32.44	2,498,662	29.22

Exercisable at end of year (2)	1,510,929	$32.47	1,453,945	$30.70	2,004,370	$27.55

(1)	The intrinsic value of options exercised during the year ended December 31, 2013 was $6 million.
(2)	The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 was $9 million.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table summarizes additional information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
	Number of	Weighted	Weighted		Weighted
	Shares	Average	Average		Average
	Underlying	Remaining	Exercise	Number	Exercise
	Options	Life (Years)	Price	Exercisable	Price
$16.06 to $26.46	579,471	2.54	$24.30	579,471	$24.30
$26.47 to $35.79	269,300	3.66	32.63	239,431	32.88
$35.80 to $43.01	960,216	6.30	38.59	692,027	39.18

Total	1,808,987	4.70	$33.13	1,510,929	$32.47

No stock options were granted during the year ended December 31, 2013. Fair value information and related valuation assumptions for stock options granted during the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Weighted average fair value per option granted	$13.41	$13.20
Valuation assumptions:
Expected option term (years)	6	6
Expected volatility	43.0%	38.6%
Historical dividend yield	1.4%	1.5%
Risk-free interest rate	1.1%	2.6%

The fair value of each option is estimated on the date of grant using a Black-Scholes pricing model. Assumptions used in the valuation are shown in the table above. The expected term of options granted represents the period of time that the options are expected to be outstanding and is derived from historical exercise behavior, current trends and values derived from lattice-based models. Expected volatilities are based on implied volatilities of traded options on our shares, historical volatility of our shares, and other factors. The expected dividend yield is based on historical yields on the date of grant. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status of our non-vested stock options at December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-Vested Options at January 1, 2013	573,144	$13.44
Vested	(275,086)	13.78

Non-Vested Options at December 31, 2013	298,058	$13.13

At December 31, 2013, there was $2 million of total unrecognized compensation cost remaining for option grants awarded under the 1991 Plan. We attribute the service period to the vesting period and the unrecognized compensation is expected to be recognized over a weighted-average period of 0.82 years. Compensation cost recognized during the years ended December 31, 2013, 2012 and 2011 related to stock options totaled $3 million, $4 million and $3 million, respectively.

We issue new shares to meet the share requirements upon exercise of stock options. We have historically repurchased shares in the open market from time to time, which minimizes the dilutive effect of share-based compensation.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Restricted Stock Units (“RSU’s”)

We have awarded both time-vested restricted stock units (“TVRSU’s”) and market based performance-vested restricted stock units (“PVRSU’s”) under the 1991 Plan. The TVRSU’s generally vest over a three year period. The number of PVRSU’s which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria are strictly market based criteria as defined by FASB standards.

The TVRSU is valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized over the service period. The shares and related nominal value are recorded when the restricted stock unit vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.

The market based PVRSU is valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSU’s include historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

	2013	2012	2011
Valuation assumptions:
Expected volatility	34.8%	41.4%	57.7%
Expected dividend yield	0.5%	0.6%	0.6%
Risk-free interest rate	0.4%	0.3%	1.3%

Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

A summary of the RSU awards for each of the years in the period ended December 31 is as follows:

	2013	2012	2011
TVRSU
Units awarded (maximum available)	1,033,009	932,274	660,124
Weighted-average share price at award date	$41.32	$36.53	$37.68
Weighted-average vesting period (years)	3.0	3.0	3.0
PVRSU
Units awarded (maximum available)	565,650	481,206	508,206
Weighted-average share price at award date	$41.42	$36.90	$37.60
Three-year performance period ended December 31	2015	2014	2013
Weighted-average award-date fair value	$24.97	$20.05	$16.77

We award unrestricted shares under the 1992 Plan. During the years ended December 31, 2013, 2012 and 2011, we awarded 57,095, 65,329 and 69,711 unrestricted shares to non-employee directors, resulting in related compensation cost of $2 million, $2 million and $3 million, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A summary of the status of non-vested RSU’s at December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

		Weighted		Weighted
		Average		Average
	TVRSU’s	Award-Date	PVRSU’s	Award-Date
	Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested RSU’s at January 1, 2013	1,355,721	$37.13	1,151,338	$18.32
Awarded	1,033,009	41.32	565,650	24.97
Vested	(609,843)	37.58	—	—
Forfeited	(126,527)	39.45	(319,851)	18.12

Non-vested RSU’s at December 31, 2013	1,652,360	$39.40	1,397,137	$21.06

(1)	The number of PVRSU’s shown equals the units that would vest if the “maximum” level of performance is achieved. The minimum number of units is zero and the “target” level of performance is 67 percent of the amounts shown.

At December 31, 2013 there was $39 million of total unrecognized compensation cost related to the TVRSU’s which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total award-date fair value of TVRSU’s vested during the year ended December 31, 2013 was $23 million.

At December 31, 2013, there was $12 million of total unrecognized compensation cost related to the PVRSU’s which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total potential compensation for PVRSU’s is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2013, 285,656 PVRSU’s for the 2010-2012 performance period were forfeited. In January 2014, 218,195 PVRSU’s for the 2011-2013 performance period were forfeited.

Share-based amortization recognized during the years ended December 31, 2013, 2012 and 2011 related to all restricted stock totaled $44 million ($36 million net of income tax), $36 million ($31 million net of income tax) and $32 million ($28 million net of income tax), respectively. Capitalized share-based amortization totaled approximately $1 million for each year in 2013, 2012 and 2011, respectively.

Note 8 – Accumulated Other Comprehensive Loss

The following tables set forth the components of “Accumulated other comprehensive loss” (“AOCL”) for the years ended December 31, 2013 and 2012 and changes in AOCL by component for the year ended December 31, 2013. All amounts within the tables are shown net of tax.

	Defined
	Benefit	Foreign
	Pension	Currency
	Items(1)	Items	Total
Balance at December 31, 2012	$(95,071)	$(20,378)	$(115,449)

Activity during period:
Other comprehensive loss before reclassifications	—	(3,188)	(3,188)
Amounts reclassified from AOCL	36,473	—	36,473

Net current period other comprehensive income/(loss)	36,473	(3,188)	33,285

Balance at December 31, 2013	$(58,598)	$(23,566)	$(82,164)

(1)	Defined benefit pension items relate to actuarial losses and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statement of Income through either “contract drilling services” or “general and administrative”. See Note 13 for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 9 – Loss on Impairment

During 2013, we determined that our FPSO, Noble Seillean, was partially impaired as a result of our annual impairment test and the current market outlook for this unit. We estimated the fair value of this unit by considering both income and market-based valuation approaches utilizing statistics for comparable rigs (Level 2 fair value measurement). Based on these estimates, we recognized a charge of $40 million for the year ended December 31, 2013.

In 2012, we determined that our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for that rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $13 million for the year ended December 31, 2012. During the current year, we recorded an additional impairment charge of approximately $4 million on these rigs arising from the potential disposition of these assets to an unrelated third party. In January 2014, we completed the sale of the submersibles for a total sales price of $7 million.

In addition, during the prior year we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on a signed letter of intent to sell the assets (Level 2 fair value measurement). Based on these estimates, we recognized a charge of approximately $7 million for the year ended December 31, 2012.

Note 10 – Gain on Disposal of Assets, net

During the third quarter of 2013, we completed the sale of the Noble Lewis Dugger for $61 million to an unrelated third party in Mexico. In connection with the sale, we recorded a pre-tax gain of approximately $36 million.

Note 11 – Gain on Contract Settlements/Extinguishments, Net

During the third quarter of 2013, we received $45 million related to the settlement of all claims against the former shareholders of FDR Holdings, Ltd., which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement.

During the second quarter of 2012, we received approximately $5 million from the settlement of a claim relating to the Noble David Tinsley, which had experienced a “punch-through” while being positioned on location in 2009. We had originally recorded a $17 million charge during 2009 related to this incident. Additionally, during the second quarter of 2012, we settled an action against certain vendors for damages sustained during Hurricane Ike. We recognized a net gain of approximately $28 million related to this settlement. We also resolved all outstanding matters with Anadarko Petroleum Company (“Anadarko”) related to the previously disclosed force majeure action, Hurricane Ike matters and receivables relating to the Noble Amos Runner.

In January 2011, we announced the signing of a Memorandum of Understanding (“MOU”) with Petróleo Brasileiro S.A. (“Petrobras”) regarding operations in Brazil. Under the terms of the MOU, we agreed to substitute the Noble Phoenix, then under contract with Shell in Southeast Asia, for the Noble Muravlenko. In connection with the cancellation of the contract on the Noble Phoenix, we recognized a non-cash gain of approximately $52.5 million during the first quarter of 2011, which represented the unamortized fair value of the in-place contract at acquisition. As a result of the substitution, we reached a decision not to proceed with the previously announced reliability upgrade to the Noble Muravlenko that was scheduled to take place in 2013, and therefore, incurred a non-cash charge of approximately $32.6 million related to the termination of outstanding shipyard contracts. The substitution was completed during the fourth quarter of 2012.

In February 2011, the outstanding balances of the Bully joint venture credit facilities, which totaled $693 million, were repaid in full and the credit facilities terminated using a portion of the proceeds from our February 2011 debt offering and equity contributions from our joint venture partner. In addition, the related interest rate swaps were settled and terminated concurrent with the repayment and termination of the credit facilities. As a result of these transactions, we recognized a gain of approximately $1.3 million during the first quarter of 2011.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12 – Income Taxes

Noble-UK is a company which is tax resident in the UK and, as such, will be subject to UK corporation tax on its taxable profits and gains. A UK tax exemption is available in respect of qualifying dividends income and capital gains related to the sale of qualifying participations. We operate in various countries throughout the world, including the United States. The income of the non-UK subsidiaries is not expected to be subject to UK corporation tax. Prior to the redomiciliation, Noble-Swiss was the group holding company and was exempt from Swiss cantonal and communal income tax on its worldwide income, and was also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying participations. It is expected that the participation relief will result in a full exemption of participation income from Swiss federal income tax. We do not expect the redomiciliation from Switzerland to the UK to have a material impact on our effective tax rate.

Consequently, we have taken account of those tax exemptions and provided for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries have a taxable presence for income tax purposes.

The components of the net deferred taxes are as follows:

	2013	2012
Deferred tax assets
United States
Deferred pension plan amounts	$8,859	$14,382
Accrued expenses not currently deductible	31,769	20,431
Other	14,542	259
Non-U.S.
Net operating loss carry forwards	33,021	43,314
Deferred pension plan amounts	2,130	3,832
Other	300	3,631

Deferred tax assets	90,621	85,849
Less: valuation allowance	(16,847)	—

Net deferred tax assets	$73,774	$85,849

Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$(275,073)	$(254,724)
Other	(6,002)	(2,102)
Non-U.S.
Excess of net book basis over remaining tax basis	(1,034)	(38,726)
Other	(2,452)	—

Deferred tax liabilities	$(284,561)	$(295,552)

Net deferred tax liabilities	$(210,787)	$(209,703)

Income before income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
United States	$253,770	$209,662	$142,922
Non-U.S.	764,242	493,563	293,328

Total	$1,018,012	$703,225	$436,250

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The income tax provision consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current—United States	$88,956	$88,183	$68,254
Current—Non-U.S.	94,605	79,024	86,696
Deferred—United States	(11,531)	(21,228)	(39,167)
Deferred—Non-U.S.	(4,424)	1,109	(43,158)

Total	$167,606	$147,088	$72,625

The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties:

	2013	2012	2011
Gross balance at January 1,	$115,009	$108,036	$128,581
Additions based on tax positions related to current year	2,318	3,704	5,130
Additions for tax positions of prior years	18,906	16,432	5,718
Reductions for tax positions of prior years	(7,910)	(7,917)	(2,354)
Expiration of statutes (1)	(2,633)	(1,903)	(28,846)
Tax settlements	(9,721)	(3,343)	(193)

Gross balance at December 31,	115,969	115,009	108,036
Related tax benefits	(2,038)	(9,981)	(8,127)

Net reserve at December 31,	$113,931	$105,028	$99,909

(1)	$(15.7) million relate to transactions recorded directly to equity for the years ended December 31, 2011. There were no transactions recorded directly to equity for the years ended December 31, 2013 and 2012.

The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2013	2012
Reserve for uncertain tax positions, excluding interest and penalties	$113,931	$105,028
Interest and penalties included in “Other liabilities”	13,190	19,944

Reserve for uncertain tax positions, including interest and penalties	$127,121	$124,972

If these reserves of $127 million are not realized, the provision for income taxes will be reduced by $127 million.

We include, as a component of our “Income tax provision”, potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax benefit of $7 million in 2013, an income tax expense of $5 million in 2012 and an income tax benefit of $5 million in 2011.

It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may increase or decrease in the next twelve months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Brazil, India, Mexico, Nigeria, Norway, Qatar, Saudi Arabia, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2009 and non-U.S. income tax examinations for years before 2003.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. The income of our non-UK subsidiaries is not subject to UK income tax. Earnings are taxable in the United Kingdom at the UK statutory rate of 23.25 percent. Ongoing consultative process in the United Kingdom and a possible change in law could materially impact our tax rate on operations in the United Kingdom continental shelf. A reconciliation of tax rates outside of the United Kingdom and the Cayman Islands to our Noble-UK effective rate is shown below:

	Year Ended December 31,
	2013	2012	2011
Effect of:
Tax rates which are different than the UK and Cayman Island rates	17.1%	20.7%	18.9%
Reserve for (resolution of) tax authority audits	-0.6%	0.2%	-2.2%

Total	16.5%	20.9%	16.7%

We generated and fully utilized U.S. foreign tax credits of $15 million, $22 million and $21 million in 2013, 2012 and 2011, respectively.

Deferred income taxes have not been provided on approximately $80 million of undistributed earnings of our subsidiaries. We consider such earnings to be permanently reinvested. If such earnings were to be distributed, we may be subject to additional income taxes of approximately $20 to $25 million.

Note 13 – Employee Benefit Plans

Defined Benefit Plans

We have two U.S. noncontributory defined benefit pension plans: one which covers certain salaried employees and one which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Corporation Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credit balances available to us under the plan, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.

Each of Noble Drilling (Land Support) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble-UK, maintains a pension plan which covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation near retirement, as defined by the plans.

A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at beginning of year	$151,781	$225,885	$111,164	$192,042
Service cost	5,496	10,724	4,461	9,612
Interest cost	5,085	9,049	5,372	8,719
Actuarial loss (gain)	(4,584)	(17,652)	28,442	19,115
Plan amendments	(227)	—	—	—
Benefits paid	(2,558)	(4,068)	(2,442)	(3,603)
Plan participants’ contributions	956	—	747	—
Foreign exchange rate changes	5,642	—	4,037	—

Benefit obligation at end of year	$161,591	$223,938	$151,781	$225,885

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$151,819	$167,170	$143,110	$140,828
Actual return on plan assets	8,470	31,518	935	19,251
Employer contributions	9,365	6,391	5,647	10,694
Benefits and expenses paid	(2,558)	(4,068)	(2,442)	(3,603)
Plan participants’ contributions	956	—	747	—
Foreign exchange rate changes	6,205	—	3,822	—

Fair value of plan assets at end of year	$174,257	$201,011	$151,819	$167,170

The funded status of the plans is as follows:

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$12,666	$(22,927)	$38	$(58,715)

Amounts recognized in the Consolidated Balance Sheets consist of:

	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$13,586	$6,132	$3,486	$—
Other liabilities (current)	—	(2,120)	—	(1,988)
Other liabilities (noncurrent)	(920)	(26,939)	(3,448)	(56,727)

Net amount recognized	$12,666	$(22,927)	$38	$(58,715)

Amounts recognized in AOCL consist of:

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$30,902	$45,338	$40,288	$89,046
Prior service cost	(232)	905	—	1,131
Deferred income tax asset	(2,130)	(16,185)	(3,832)	(31,562)

Accumulated other comprehensive loss	$28,540	$30,058	$36,456	$58,615

Pension cost includes the following components:

	Year Ended December 31,
	2013		2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service Cost	$5,496	$10,724	$4,461	$9,612	$4,545	$8,608
Interest Cost	5,085	9,049	5,372	8,719	5,586	8,570
Return on plan assets	(5,836)	(13,102)	(5,344)	(11,171)	(5,647)	(11,072)
Amortization of prior service cost	—	227	—	227	483	227
Amortization of transition obligation	—	—	—	—	74	—
Recognized net actuarial loss	1,670	7,639	803	7,356	—	3,374

Net pension expense	$6,415	$14,537	$5,292	$14,743	$5,041	$9,707

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The estimated prior service cost, transition obligation and net actuarial loss that will be amortized from AOCL into net periodic pension cost in 2014 are $0 million, $0 million and $1.3 million, respectively, for non-U.S. plans and $0.2 million, $0 million and $2.6 million, respectively, for U.S. plans.

Defined Benefit Plans—Disaggregated Plan Information

Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$161,591	$223,938	$151,781	$225,885
Accumulated benefit obligation	154,140	185,383	146,612	185,961
Fair value of plan assets	174,257	201,011	151,819	167,170

The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2013 and 2012. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$6,740	$200,472	$87,455	$225,885
Fair value of plan assets	5,820	171,413	84,007	167,170

The PBO for the unfunded excess benefit plan was $13 million at December 31, 2013 as compared to $14 million in 2012, and is included under “U.S.” in the above tables.

The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2013 and 2012. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$6,493	$11,997	$6,481	$185,961
Fair value of plan assets	5,820	—	5,074	167,170

The ABO for the unfunded excess benefit plan was $12 million at December 31, 2013 as compared to $13 million in 2012, and is included under “U.S.” in the above tables.

Defined Benefit Plans—Key Assumptions

The key assumptions for the plans are summarized below:

	Year Ended December 31,
	2013		2012
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	3.9%-4.7%	3.9%-5.1%	3.6%-4.5%	3.1%-4.2%
Rate of compensation increase	3.6%-4.5%	5.0%	3.6%-4.1%	5.0%

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Year Ended December 31,
	2013		2012		2011
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	2.5%-4.5%	3.1%-4.2%	4.7%-5.0%	4.3%-4.7%	5.3%-5.4%	5.0%-5.8%
Expected long-term return on assets	2.3%-5.7%	7.8%	3.9%-5.4%	7.8%	2.2%-6.3%	7.8%
Rate of compensation increase	3.6%-4.1%	5.0%	2.3%-4.4%	5.0%	3.9%-4.6%	5.0%

The discount rate used to calculate the net present value of future benefit obligations for our U.S. plan is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. We have determined that the timing and amount of expected cash outflows on our plan reasonably match this index. For non-U.S. plans, the discount rates used to calculate the net present value of future benefit obligations are determined by using a yield curve of high quality bond portfolios with an average maturity approximating that of the liabilities.

We employ third-party consultants for our U.S. and non-U.S. plans that use a portfolio return model to assess the initial reasonableness of the expected long-term rate of return on plan assets. To develop the expected long-term rate of return on assets, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio.

Defined Benefit Plans—Plan Assets

Non-U.S. Plans

Both the Noble Enterprises Limited and Noble Drilling (Nederland) B.V. pension plans have a targeted asset allocation of 100 percent debt securities. The investment objective for the Noble Enterprises Limited U.S. Dollar plan assets is to earn a favorable return against the Citigroup World Governmental Bond Index for all maturities greater than one year. The investment objective for both the Noble Enterprises Limited (“NEL”) and the Noble Drilling (Nederland) B.V. (“NDNBV”) Euro plan assets is to earn a favorable return against the Barclays Capital Euro Aggregate Unhedged index and the Customized Benchmark for Long Duration Fund for all maturities greater than one year. We evaluate the performance of these plans on an annual basis.

The Noble Drilling (Land Support) Limited pension plan has a target asset allocation of 70 percent equity securities and 30 percent debt securities. The investment objective of the plan, as adopted by the plan’s trustees, is to achieve a favorable return against a benchmark of blended United Kingdom market indices. By achieving this objective, the trustees believe the plan will be able to avoid significant volatility in the contribution rate and provide sufficient plan assets to cover the plan’s benefit obligations were the plan to be liquidated. To achieve these objectives, the trustees have given the plan’s investment managers full discretion in the day-to-day management of the plan’s assets. The plan’s assets are invested with two investment managers. The performance objective communicated to one of these investment managers is to exceed a blend of FTSE A Over 15 Year Gilts index and iBoxx Sterling Non Gilts index by 1.25 percent per annum. The performance objective communicated to the other investment manager is to exceed a blend of FTSE’s All Share index, North America index, Europe index and Pacific Basin index by 1.00 to 2.00 percent per annum. This investment manager is prohibited by the trustees from investing in real estate. The trustees meet with the investment managers periodically to review and discuss their investment performance.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The actual fair values of Non-U.S. pension plans as of December 31, 2013 and 2012 are as follows:

		December 31, 2013
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$207	$207	$—	$—
Equity securities:
International companies	$54,722	$54,722	$—	$—
Fixed income securities:
Corporate bonds	$41,767	$—	$41,767	$—
Other	77,561	—	—	77,561

Total	$174,257	$54,929	$41,767	$77,561

		December 31, 2012
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$7,158	$7,158	$—	$—
Equity securities:
International companies	$45,560	$45,560	$—	$—
Fixed income securities:
Corporate bonds	$22,189	$—	$22,189	$—
Other	76,912	—	—	76,912

Total	$151,819	$52,718	$22,189	$76,912

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

At December 31, 2013, assets of both NEL and NDNBV are invested in instruments that are similar in form to a guaranteed insurance contract. There are no observable market values for these assets (Level 3); however, the amounts listed as plan assets were materially similar to the anticipated benefit obligations that were anticipated under the plan. Amounts were therefore calculated using actuarial assumptions completed by third-party consultants employed by Noble. The following table details the activity related to these investments during the year.

Market
Value
Balance as of December 31, 2012	$76,912
Assets sold/benefits paid	(776)
Gain on exchange rate	3,478
Loss on investment	(2,053)

Balance as of December 31, 2013	$77,561

U.S. Plans

The Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.

The Company’s overall investment strategy, or target range, is to achieve a mix of approximately 67 percent in equity securities, 32 percent in debt securities and 1 percent in cash holdings. Actual results may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.

The performance objective of the Trust is to outperform the return of the Total Index Composite as constructed to reflect the target allocation weightings for each asset class. This objective should be met over a market cycle, which is defined as a period not less than three years or more than five years. U.S. equity securities (common stock, convertible preferred stock and convertible bonds) should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Non-U.S. equity securities (common stock, convertible preferred stock and convertible bonds), either from developed or emerging markets, should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Fixed income debt securities should achieve a total return (after fees) that exceeds the total return of an appropriate market index over a full market cycle of three to five years. Cash equivalent and short-term investments should achieve relative performance better than the 90-day Treasury bills. When mutual funds are used by the Trust, those mutual funds should achieve a total return that equals or exceeds the total return of each fund’s appropriate Lipper or Morningstar peer category over a full market cycle of three to five years. Lipper and Morningstar are independent mutual fund rating and information services.

For investments in equity securities, no individual options or financial futures contracts are purchased unless approved in writing by the Trust’s governing committee. In addition, no private placements or purchases of venture capital are allowed. The target amount in international equities is 20 percent of plan assets and may not exceed 23 percent of plan assets. Of the international equities amount, no more than 30 percent can be related to any particular country. The Trust’s equity managers vote all proxies in the best interest of the Trust without regards to social issues. The Trust’s governing committee reserves the right to comment on and exercise control over the response to any individual proxy solicitation.

For fixed income debt securities, corporate bonds purchased are primarily limited to investment grade securities as established by Moody’s or Standard & Poor’s. The total fixed income exposure from any single non-government or government agency issuer shall not exceed 10 percent of the Trust’s fixed income holdings. The average duration of the total portfolio shall not exceed the Barclays Capital Aggregate Bond Index by 1.5 years. All interest and principal receipts are swept, as received, into an alternative cash management vehicle until reallocated in accordance with the Trust’s core allocation.

For investments in mutual funds, the assets of the Trust are subject to the guidelines and limits imposed by such mutual fund’s prospectus and the other governing documentation at the fund level.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

For investments in cash equivalent and short-term investments, the Trust utilizes a money market mutual fund which invests in U.S. government and agency obligations, repurchase agreements collateralized by U.S. government or agency securities, commercial paper, bankers’ acceptances, certificate of deposits, delayed delivery transactions, reverse repurchase agreements, time deposits and Euro obligations. Bankers’ acceptances shall be made in larger banks (ranked by assets) rated “Aa” or better by Moody’s and in conformance with all FDIC regulations concerning capital requirements.

Equity securities include our shares in the amounts of $4 million (2.1 percent of total U.S. plan assets) and $4 million (2.3 percent of total U.S. plan assets) at December 31, 2013 and 2012, respectively.

The actual fair values of U.S. pension plan assets as of December 31, 2013 and 2012 are as follows:

		December 31, 2013
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$2,184	$2,184	$—	$—
Equity securities:
United States	$104,899	$80,714	$24,185	$—
International	33,012	33,012	—	—
Fixed income securities:
Corporate bonds	$60,916	$60,916	$—	$—

Total	$201,011	$176,826	$24,185	$—

		December 31, 2012
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash	$1,609	$1,609	$—	$—
Equity securities:
United States	$79,264	$60,112	$19,152	$—
International	34,466	34,466	—	—
Fixed income securities:
Corporate bonds	$51,831	$51,831	$—	$—

Total	$167,170	$148,018	$19,152	$—

While the underlying investments related to the equity securities are traded in active markets, which is a Level 1 measurement, the funds we own the investments through are not themselves actively traded, and therefore are being presented as a Level 2 measurement at both December 31, 2013 and 2012.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

As of December 31, 2013, no single security made up more than 10 percent of total assets of either the U.S. or the Non-U.S. plans.

Defined Benefit Plans—Cash Flows

In 2013, we made total contributions of $9 million and $6 million to our non-U.S. and U.S. pension plans, respectively. In 2012, we made total contributions of $6 million and $11 million to our non-U.S. and U.S. pension plans, respectively. In 2011, we made total contributions of $6 million and $5 million to our non-U.S. and U.S. pension plans, respectively. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2014, subject to applicable law, to be $11 million and $2 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

The following table summarizes our estimated benefit payments at December 31, 2013:

		Payments by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Estimated benefit payments
Non U.S. plan	$40,007	$2,585	$2,792	$2,997	$3,308	$3,327	$24,998
U.S. plan	108,134	7,086	6,203	8,272	8,001	9,112	69,460

Total estimated benefit payments	$148,141	$9,671	$8,995	$11,269	$11,309	$12,439	$94,458

Other Benefit Plans

We sponsor the Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which certain highly compensated employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The Restoration Plan has no assets, and amounts withheld for the Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2013 and 2012, our liability for the Restoration Plan was $8 million and $7 million, respectively, and is included in “Accrued payroll and related costs.”

In 2005 we enacted a profit sharing plan, the Noble Drilling Corporation Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after five years of service, or three years beginning in 2007. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $5 million, $4 million and $2 million in 2013, 2012 and 2011, respectively.

We sponsor a 401(k) savings plan and other retirement, health and welfare plans for the benefit of our employees. The cost of maintaining these plans aggregated $94 million, $84 million and $61 million in 2013, 2012 and 2011, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

Note 14 – Derivative Instruments and Hedging Activities

We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor were we a party to leveraged derivatives. During the period, we maintained certain foreign currency forward contracts that did not qualify under the FASB standards for hedge accounting treatment and therefore, changes in fair values were recognized as either income or loss in our consolidated income statement.

For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. For interest rate swaps, we evaluate all material terms between the swap and the underlying debt obligation, known in FASB standards as the “long-haul method”. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. During 2011, we recognized a loss of $1.2 million in other income due to interest rate swap hedge ineffectiveness. No income or loss was recognized during 2013 and 2012 due to hedge ineffectiveness.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we have historically maintained short-term forward contracts settling monthly in their respective local currencies. During 2013, we entered into forward contracts of approximately $128 million, all of which settled during the year. At both December 31, 2013 and 2012, we had no outstanding derivative contracts.

Our two joint ventures had maintained interest rate swaps which were classified as cash flow hedges. The purpose of these hedges was to satisfy bank covenants of the then outstanding credit facilities and to limit exposure to changes in interest rates. In February 2011, the outstanding balances of the joint venture credit facilities and the related interest rate swaps were settled and terminated. As a result of these transactions, we recognized a gain of $1 million during the year ended December 31, 2011.

The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL in the Consolidated Balance Sheets and related activity is as follows:

	2012	2011
Net unrealized gain (loss) at beginning of period	$(3,061)	$1,970
Activity during period:
Settlement of foreign currency forward contracts during the period	3,061	(1,604)
Settlement of interest rate swaps during the period	—	(366)
Net unrealized loss on outstanding foreign currency forward contracts	—	(3,061)

Net unrealized loss at end of period	$—	$(3,061)

Foreign Currency Forward Contracts

The Bully 2 joint venture maintained foreign currency forward contracts to help mitigate the risk of currency fluctuation of the Singapore Dollar for the construction of the Noble Bully II drillship. These contracts were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair values were recognized as either income or loss in our Consolidated Income Statement. These contracts are referred to as non-designated derivatives in the tables to follow, and all were settled during the first quarter of 2011. For the year ended December 31, 2011, we recognized a loss of $0.5 million related to these foreign currency forward contracts.

Financial Statement Presentation

To supplement the fair value disclosures in Note 15, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the years ended December 31, 2013 and 2012:

	Gain/(loss) recognized through AOCL		Gain reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2013	2012	2013	2012	2013	2012
Cash flow hedges
Foreign currency forward contracts	$(2,526)	$—	$2,526	$3,061	$—	$—

During the year ended December 31, 2011, in connection with the settlement of our interest rate swaps, $1 million was reclassified from AOCL to “gain on contract extinguishments, net”.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

For cash flow presentation purposes, cash outflows of $29 million were recognized in the financing activities section related to the settlement of interest rate swaps in 2011. All other amounts are recognized through changes in operating activities and are recognized through changes in other assets and liabilities.

Note 15 – Financial Instruments and Credit Risk

The following table presents the carrying amount and estimated fair value as of December 31, 2013 and 2012 of our financial instruments recognized at fair value on a recurring basis:

December 31, 2013
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets—
Marketable securities	$7,230	$7,230	$—	$—

December 31, 2012
Estimated Fair Value
Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets—
Marketable securities	$5,816	$5,816	$—	$—

The derivative instruments have been valued using actively quoted prices and quotes obtained from the counterparties to the derivative agreements. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.

Concentration of Credit Risk

The market for our services is the offshore oil and gas industry, and our customers consist primarily of government-owned oil companies, major integrated oil companies and independent oil and gas producers. We perform ongoing credit evaluations of our customers and do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers’ expenditures and budgets occur. These fluctuations can impact our results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our net cash provided by operating activities.

Revenues from Shell and its affiliates accounted for approximately 41 percent, 32 percent and 24 percent of our consolidated operating revenues in 2013, 2012 and 2011, respectively. Revenues from Petrobras accounted for approximately 12 percent, 14 percent and 18 percent of our consolidated operating revenues in 2013, 2012 and 2011, respectively. Revenues from Pemex accounted for approximately 15 percent of our consolidated operating revenues in 2011. Pemex did not account for more than 10 percent of our total operating revenues in either 2013 or 2012. No other customer accounted for more than 10 percent of our consolidated operating revenues in 2013, 2012 and 2011.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 – Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), which entered into an assignment agreement with BP for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and ExxonMobil informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig was ready to operate under the drilling contract. The rig operated under farmout arrangements from March 2011 to the conclusion of the contract in the second quarter of 2012. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. BP and ExxonMobil have asserted counterclaims against us for alleged costs and damages incurred in connection with the assignment agreement. The arbitration process is proceeding, and we intend to vigorously pursue these claims. As a result of the uncertainties noted above, we have not recognized any revenue during the assignment period and the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved should the arbitration panel ultimately rule in our favor.

In August 2007, we entered into a drilling contract with Marathon Oil Company (“Marathon”) for the Noble Jim Day to operate in the U.S. Gulf of Mexico. On January 1, 2011, Marathon provided notice that it was terminating the contract. Marathon’s stated reason for the termination was that the rig had not been accepted by Marathon by December 31, 2010, and Marathon also maintained that a force majeure condition existed under the contract. The contract contained a provision allowing Marathon to terminate if the rig had not commenced operations by December 31, 2010. We believe the rig was ready to commence operations and should have been accepted by Marathon. In March 2011, we filed suit in Texas State District Court against Marathon seeking damages for its actions. The contract term was for four years, and we contracted the rig for much of the original term with other customers. In December 2013, we amicably settled the lawsuit with Marathon.

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies to be remediated, including issues relating to the main propulsion and safety management systems. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and commenced an ongoing dialogue with the agency to keep it apprised of our progress. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard then began its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer, Kulluk and other rigs, and with the garbage log for the Kulluk. The Coast Guard referred the Noble Discoverer and Kulluk matters to the U.S. Department of Justice (“DOJ”) for further investigation. We are cooperating with the DOJ and Coast Guard in connection with their investigation, and are maintaining a dialogue with the DOJ. We cannot predict when the DOJ and Coast Guard will conclude the investigation and cannot provide any assurances with respect to the outcome. We expect the DOJ to seek criminal sanctions, including monetary penalties, against us, as well as potentially seek oversight of our operational compliance programs. Based on information obtained to date, we believe it is probable that we will have to pay some amount in fines and penalties to resolve this matter. However, at this time we cannot appropriately estimate the potential liability that may result and we have not made any accrual in our consolidated financial statements at December 31, 2013 related to the matter.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At December 31, 2013, there were approximately 34 of these lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to defend vigorously against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. The IRS has completed its examination of our tax reporting for the taxable year ended December 31, 2008. In June 2013, the IRS examination team notified us that they were no longer proposing any adjustments with respect to our tax reporting for the taxable year ended December 31, 2008. We are due a refund for the 2008 tax year. In November 2013, the congressional Joint Committee on Taxation completed its review of this refund with no exception to the conclusions reached by the IRS. The IRS began its examination of our tax reporting for the taxable year ended December 31, 2009. We believe that we have accurately reported all amounts in our 2009 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.

During the second quarter of 2013, we reached an agreement with the tax authorities in Mexico resolving certain previously disclosed tax assessments. This settlement removed potential contingent tax exposure of $502 million for periods prior to 2007, which includes the assessments for years 2002 through 2005 of approximately $348 million, as well as settlement for 2006. The settlement of these assessments did not have a material impact on our consolidated financial statements.

Audit claims of approximately $320 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $2.0 billion at December 31, 2013.

We have entered into agreements with certain of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble-UK (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.

Nigerian Operations

During the fourth quarter of 2007, our Nigerian subsidiary received letters from the Nigerian Maritime Administration and Safety Agency, or NIMASA, seeking to collect a 2 percent surcharge on contract amounts under contracts performed by “vessels,” within the meaning of Nigeria’s cabotage laws, engaged in the Nigerian coastal shipping trade. Although we do not believe that these laws apply to our ownership of drilling rigs, NIMASA is seeking to apply a provision of the Nigerian cabotage laws (which became effective on May 1, 2004) to our offshore drilling rigs by considering these rigs to be “vessels” within the meaning of those laws and therefore subject to the surcharge, which is imposed only upon “vessels.” Our offshore drilling rigs are not engaged in the Nigerian coastal shipping trade and are not in our view “vessels” within the meaning of Nigeria’s cabotage laws. In January 2008, we filed an originating summons against NIMASA and the Minister of Transportation in the Federal High Court of Lagos, Nigeria seeking, among other things, a declaration that our drilling operations do not constitute “coastal trade” or “cabotage” within the meaning of Nigeria’s cabotage laws and that our offshore drilling rigs are not “vessels” within the meaning of those laws. In February 2009, NIMASA filed suit against us in the Federal High Court of Nigeria seeking collection of the cabotage surcharge with respect to one of our rigs. In August 2009, the court issued a favorable ruling in response to our originating summons stating that drilling operations do not fall within the cabotage laws and that drilling rigs are not vessels for purposes of those laws. The court also issued an injunction against the defendants prohibiting their interference with our drilling rigs or drilling operations. NIMASA appealed the court’s ruling on procedural grounds, and the court dismissed NIMASA’s lawsuit filed against us in February 2009. In December 2013, the court of appeals ruled in favor of NIMASA and quashed the High Court’s decision in our favor, although there is no adverse ruling against us with respect to the merits. We intend to appeal this latest decision and take further appropriate legal action to resist the application of Nigeria’s cabotage laws to our drilling rigs. The outcome of any such legal action and the extent to which we may ultimately be responsible for the surcharge is uncertain. If it is ultimately determined that offshore drilling rigs constitute vessels within the meaning of the Nigerian cabotage laws, we may be required to pay the surcharge and comply with other aspects of the Nigerian cabotage laws, which could adversely affect future operations in Nigerian waters and require us to incur additional costs of compliance.

Under the Nigerian Industrial Training Fund Act of 2004, as amended (“the Act”), Nigerian companies with five or more employees must contribute annually 1 percent of their payroll to the Industrial Training Fund, or ITF, established under the Act to be used for the training of Nigerian nationals with a view towards generating a pool of indigenously trained manpower. We have not paid this amount on our expatriate workers employed by our non-Nigerian employment entity in the past as we did not believe the contribution obligation was applicable to them. In October 2012, we received a demand from the ITF for payments going back to 2004 and associated penalties in respect of these expatriate employees. In February 2013, the ITF filed suit seeking payment of these amounts. We do not believe that we owe the amount claimed. We have had discussions with the ITF to resolve the issue and do not believe the resolution of this matter will have a material adverse effect on our financial position or cash flows.

In 2007, we began, and voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) and the DOJ, to advise them of an internal investigation of the legality under the United States Foreign Corrupt Practices Act (“FCPA”) and local laws of certain reimbursement payments made by our Nigerian affiliate to our customs agents in Nigeria. In 2010, we finalized settlements of this matter with each of the SEC and the DOJ. Pursuant to these settlements, we agreed to pay fines and penalties to the DOJ and the SEC and to certain undertakings, including refraining from violating the FCPA and other anti-corruption laws, self-reporting any violations of the FCPA or such laws to the DOJ and reporting to the DOJ on an annual basis our progress on anti-corruption compliance matters. There are no remaining obligations under either settlement.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17 – Segment and Related Information

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

The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies (see Note 1). We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the years ended December 31, 2013, 2012 and 2011 is shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-UK.

	Contract
	Drilling
	Services	Other	Total
2013
Revenues from external customers	$4,179,246	$55,044	$4,234,290
Depreciation and amortization	865,126	14,296	879,422
Segment operating income	1,121,326	232	1,121,558
Interest expense, net of amount capitalized	(695)	(105,605)	(106,300)
Income tax (provision)/ benefit	(183,945)	16,339	(167,606)
Segment profit/ (loss)	864,810	(82,113)	782,697
Total assets (at end of period)	15,495,071	722,886	16,217,957
2012
Revenues from external customers	$3,462,583	$84,429	$3,547,012
Depreciation and amortization	745,027	13,594	758,621
Segment operating income	772,007	11,793	783,800
Interest expense, net of amount capitalized	(394)	(85,369)	(85,763)
Income tax (provision)/ benefit	(163,346)	16,258	(147,088)
Segment profit/ (loss)	580,468	(58,124)	522,344
Total assets (at end of period)	13,971,189	636,585	14,607,774
2011
Revenues from external customers	$2,634,911	$60,921	$2,695,832
Depreciation and amortization	647,142	11,498	658,640
Segment operating income	477,920	12,573	490,493
Interest expense, net of amount capitalized	(1,959)	(53,768)	(55,727)
Income tax (provision)/ benefit	(80,317)	7,692	(72,625)
Segment profit/ (loss)	406,112	(35,214)	370,898

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2013	2012	2011	2013	2012
United States	$1,338,634	$1,061,255	$524,750	$5,525,839	$5,259,294
Australia	133,214	42,353	—	624,238	635,171
Benin	50,821	—	—	803,788	—
Brazil	839,993	714,798	572,015	3,921,306	3,851,387
Cameroon	55,803	—	17,029	48,973	9,220
Canada	36,965	38,709	39,186	13,672	13,952
China (1)	—	—	—	—	552,721
Denmark	22,850	14,119	—	—	21,999
Egypt	33,685	103,380	11,261	—	—
India	103,282	58,355	102,432	188,609	216,686
Israel	21,109	118,485	25,566	—	203,442
Malaysia	33,841	—	—	23,002	—
Malta	7,453	35,776	44,713	454,951	165,297
Mexico	367,734	329,896	402,129	439,098	537,931
New Zealand	11,995	9,563	68,153	663,165	—
Nigeria	107,739	149,082	58,501	31,701	65,340
Oman	12,051	35,400	4,607	47,664	72,637
Qatar	139,891	78,047	132,917	119,156	94,151
Saudi Arabia	246,083	220,657	96,655	584,230	654,551
Singapore (1)	—	—	—	618,341	586,510
South Korea (1)	—	—	—	894,347	858,909
Switzerland (2)	—	—	—	32,162	37,432
The Netherlands	179,718	210,598	220,489	339,560	95,465
United Arab Emirates	118,290	79,945	84,253	443,166	190,440
United Kingdom	333,697	207,667	164,559	400,989	350,333
Other	39,442	38,927	126,617	—	134,906

Total	$4,234,290	$3,547,012	$2,695,832	$16,217,957	$14,607,774

(1)	China, Singapore and South Korea consist primarily of asset values for newbuild rigs under construction in shipyards.
(2)	Switzerland assets consist of general corporate assets, which generate no external revenue for the Company.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 18 – Supplemental Cash Flow Information (Noble-UK)

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2013	2012	2011
Accounts receivable	$(165,233)	$(143,010)	$(283,268)
Other current assets	(47,848)	(43,246)	(51,409)
Other assets	34,757	(385)	(23,821)
Accounts payable	50,731	28,565	(12,502)
Other current liabilities	61,644	108,385	72,861
Other liabilities	2,731	80,431	87,737

	$(63,218)	$30,740	$(210,402)

Additional cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
Cash paid during the period for:
Interest, net of amounts capitalized	$81,897	$56,144	$46,180
Income taxes (net of refunds)	$219,088	$148,612	$128,162

Note 19- Supplemental Cash Flow Information (Noble-Cayman)

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2013	2012	2011
Accounts receivable	$(165,233)	$(143,010)	$(283,268)
Other current assets	(48,186)	(44,632)	(49,044)
Other assets	35,103	(385)	(26,800)
Accounts payable	49,980	28,289	(12,524)
Other current liabilities	62,516	108,425	67,238
Other liabilities	2,728	80,432	87,711

	$(63,092)	$29,119	$(216,687)

Additional cash flow information is as follows:

	Year Ended December 31,
	2013	2012	2011
Cash paid during the period for:
Interest, net of amounts capitalized	$81,897	$56,144	$46,180
Income taxes (net of refunds)	$216,391	$148,612	$128,162

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 20 – Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of December 31, 2013 as follows:

Notes	Issuer (Co-Issuer(s))	Guarantor(s)
$250 million 7.375% Senior Notes due 2014	NHIL	Noble-Cayman
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NDC;	Noble-Cayman;
	Noble Drilling Services 6 LLC (“NDS6”)	Noble Holding (U.S.) Corporation (“NHC”);
Noble Drilling Holding LLC (“NDH”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

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

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$402	$—	$4	$—	$109,975	$—	$110,382
Accounts receivable	—	34,038	3,325	—	—	911,706	—	949,069
Taxes receivable	—	52,307	—	—	—	87,722	—	140,029
Short-term notes receivable from affiliates	—	1,456,245	—	139,195	19,500	166,760	(1,781,700)	—
Accounts receivable from affiliates	1,244,019	108,208	1,137,137	210,868	27,537	6,302,784	(9,030,553)	—
Prepaid expenses and other current assets	—	6,336	204	—	—	177,808	—	184,348

Total current assets	1,244,020	1,657,536	1,140,666	350,067	47,037	7,756,755	(10,812,253)	1,383,828

Property and equipment, at cost	—	2,340,216	75,856	—	—	16,744,278	—	19,160,350
Accumulated depreciation	—	(310,171)	(60,950)	—	—	(4,260,557)	—	(4,631,678)

Property and equipment, net	—	2,030,045	14,906	—	—	12,483,721	—	14,528,672

Notes receivable from affiliates	3,304,753	124,216	—	2,367,555	5,000	1,390,500	(7,192,024)	—
Investments in affiliates	8,601,712	9,502,970	2,523,808	9,456,735	5,440,004	—	(35,525,229)	—
Other assets	6,256	6,332	173	22,681	639	232,933	—	269,014

Total assets	$13,156,741	$13,321,099	$3,679,553	$12,197,038	$5,492,680	$21,863,909	$(53,529,506)	$16,181,514

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$191,806	$114,149	$—	$750,000	$725,745	$(1,781,700)	$—
Accounts payable	—	5,310	452	—	—	340,148	—	345,910
Accrued payroll and related costs	—	8,582	9,141	—	—	125,623	—	143,346
Accounts payable to affiliates	1,104,410	4,685,825	292,354	216,866	21,173	2,709,925	(9,030,553)	—
Taxes payable	—	827	9	—	—	119,752	—	120,588
Other current liabilities	412	22,106	240	62,431	4,412	210,571	—	300,172

Total current liabilities	1,104,822	4,914,456	416,345	279,297	775,585	4,231,764	(10,812,253)	910,016

Long-term debt	1,561,141	—	—	3,793,414	201,696	—	—	5,556,251
Notes payable to affiliates	2,042,808	534,683	—	975,000	260,216	3,379,317	(7,192,024)	—
Deferred income taxes	—	—	3,275	—	—	222,180	—	225,455
Other liabilities	19,931	24,502	—	—	—	289,875	—	334,308

Total liabilities	4,728,702	5,473,641	419,620	5,047,711	1,237,497	8,123,136	(18,004,277)	7,026,030

Commitments and contingencies
Total shareholder equity	8,428,039	7,847,458	3,259,933	7,149,327	4,255,183	12,502,531	(35,014,432)	8,428,039
Noncontrolling interests	—	—	—	—	—	1,238,242	(510,797)	727,445

Total equity	8,428,039	7,847,458	3,259,933	7,149,327	4,255,183	13,740,773	(35,525,229)	9,155,484

Total liabilities and equity	$13,156,741	$13,321,099	$3,679,553	$12,197,038	$5,492,680	$21,863,909	$(53,529,506)	$16,181,514

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,003	$904	$—	$2	$—	$275,466	$—	$277,375
Accounts receivable	—	14,885	3,335	—	—	725,453	—	743,673
Taxes receivable	—	8,341	—	—	—	103,969	—	112,310
Short-term notes receivable from affiliates	—	119,476	—	—	586,769	252,138	(958,383)	—
Accounts receivable from affiliates	664,375	140,014	1,015,204	526,483	38,895	5,855,066	(8,240,037)	—
Prepaid expenses and other current assets	235	1,035	205	—	—	162,406	—	163,881

Total current assets	665,613	284,655	1,018,744	526,485	625,664	7,374,498	(9,198,420)	1,297,239

Property and equipment, at cost	—	2,735,223	76,428	—	—	14,123,496	—	16,935,147
Accumulated depreciation	—	(283,028)	(58,411)	—	—	(3,597,079)	—	(3,938,518)

Property and equipment, net	—	2,452,195	18,017	—	—	10,526,417	—	12,996,629

Notes receivable from affiliates	3,816,463	1,206,000	—	3,524,814	479,107	2,171,875	(11,198,259)	—
Investments in affiliates	7,770,066	9,170,923	3,386,879	7,413,361	1,977,906	—	(29,719,135)	—
Other assets	5,798	320	543	25,895	759	243,243	—	276,558

Total assets	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$90,314	$51,054	$110,770	$—	$—	$706,245	$(958,383)	$—
Accounts payable	—	6,522	1,183	—	—	341,889	—	349,594
Accrued payroll and related costs	—	6,176	7,611	—	—	110,149	—	123,936
Accounts payable to affiliates	900,063	4,806,235	5,444	165,065	77,075	2,286,155	(8,240,037)	—
Taxes payable	—	9,152	—	—	—	121,692	—	130,844
Other current liabilities	1,594	—	240	62,430	4,412	158,259	—	226,935

Total current liabilities	991,971	4,879,139	125,248	227,495	81,487	3,724,389	(9,198,420)	831,309

Long-term debt	639,794	—	—	3,792,886	201,695	—	—	4,634,375
Notes payable to affiliates	2,840,287	648,475	—	975,000	1,342,000	5,392,497	(11,198,259)	—
Deferred income taxes	—	—	15,731	—	—	210,314	—	226,045
Other liabilities	19,930	17,815	—	—	—	309,870	—	347,615

Total liabilities	4,491,982	5,545,429	140,979	4,995,381	1,625,182	9,637,070	(20,396,679)	6,039,344

Commitments and contingencies
Total shareholder equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	9,509,343	(29,314,639)	7,765,958
Noncontrolling interests	—	—	—	—	—	1,169,620	(404,496)	765,124

Total equity	7,765,958	7,568,664	4,283,204	6,495,174	1,458,254	10,678,963	(29,719,135)	8,531,082

Total liabilities and equity	$12,257,940	$13,114,093	$4,424,183	$11,490,555	$3,083,436	$20,316,033	$(50,115,814)	$14,570,426

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$240,631	$20,183	$—	$—	$3,886,617	$(77,361)	$4,070,070
Reimbursables	—	8,498	—	—	—	103,376	—	111,874
Labor contract drilling services	—	—	—	—	—	52,241	—	52,241
Other	—	—	—	—	—	105	—	105

Total operating revenues	—	249,129	20,183	—	—	4,042,339	(77,361)	4,234,290

Operating costs and expenses
Contract drilling services	24,039	92,554	7,930	110,138	—	1,847,324	(77,361)	2,004,624
Reimbursables	—	6,850	—	—	—	78,698	—	85,548
Labor contract drilling services	—	—	—	—	—	36,604	—	36,604
Depreciation and amortization	—	62,778	4,539	—	—	809,933	—	877,250
General and administrative	7,380	7,396	340	36,050	1	13,692	—	64,859
Loss on impairment	—	—	—	—	—	43,688	—	43,688
Gain on disposal of assets, net	—	—	—	—	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	(45,000)	—	—	—	—	(1,800)	—	(46,800)

Total operating costs and expenses	(13,581)	169,578	12,809	146,188	1	2,792,493	(77,361)	3,030,127

Operating income (loss)	13,581	79,551	7,374	(146,188)	(1)	1,249,846	—	1,204,163
Other income (expense)
Equity earnings in affiliates, net of tax	975,619	365,919	106,038	1,072,304	(1,073,596)	—	(1,446,284)	—
Interest expense, net of amounts capitalized	(127,995)	(24,237)	(2,346)	(139,784)	(45,897)	(1,850,077)	2,084,036	(106,300)
Interest income and other, net	6,609	262,717	(99)	154,442	1,569,003	93,490	(2,084,036)	2,126

Income before income taxes	867,814	683,950	110,967	940,774	449,509	(506,741)	(1,446,284)	1,099,989
Income tax provision	—	(37,487)	—	—	—	(126,979)	—	(164,466)

Net Income	867,814	646,463	110,967	940,774	449,509	(633,720)	(1,446,284)	935,523
Net income attributable to noncontrolling interests	—	—	—	—	—	(114,314)	46,605	(67,709)

Net income attributable to Noble Corporation	867,814	646,463	110,967	940,774	449,509	(748,034)	(1,399,679)	867,814

Other comprehensive income, net	33,285	—	—	—	—	33,285	(33,285)	33,285

Comprehensive income attributable to Noble Corporation	$901,099	$646,463	$110,967	$940,774	$449,509	$(714,749)	$(1,432,964)	$901,099

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2012

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$161,577	$20,033	$—	$—	$3,246,332	$(78,580)	$3,349,362
Reimbursables	—	6,637	—	—	—	108,858	—	115,495
Labor contract drilling services	—	—	—	—	—	81,890	—	81,890
Other	—	—	—	—	—	1,196	(931)	265

Total operating revenues	—	168,214	20,033	—	—	3,438,276	(79,511)	3,547,012

Operating costs and expenses
Contract drilling services	2,646	63,025	7,476	82,736	—	1,684,593	(79,511)	1,760,965
Reimbursables	—	5,886	—	—	—	88,210	—	94,096
Labor contract drilling services	—	—	—	—	—	46,895	—	46,895
Depreciation and amortization	—	60,738	4,526	—	—	691,425	—	756,689
General and administrative	3,036	7,786	—	35,606	1	12,937	—	59,366
Loss on impairment	—	—	—	—	—	20,384	—	20,384
Gain on contract settlements/extinguishments, net	—	(4,869)	—	—	—	(28,386)	—	(33,255)

Total operating costs and expenses	5,682	132,566	12,002	118,342	1	2,516,058	(79,511)	2,705,140

Operating income (loss)	(5,682)	35,648	8,031	(118,342)	(1)	922,218	—	841,872
Other income (expense)
Equity earnings in affiliates, net of tax	684,446	472,509	110,820	807,590	(184,163)	—	(1,891,202)	—
Interest expense, net of amounts capitalized	(105,147)	(44,055)	(3,892)	(120,361)	(43,090)	(663,076)	893,858	(85,763)
Interest income and other, net	7,306	40,845	8	135,001	594,328	121,065	(893,858)	4,695

Income before income taxes	580,923	504,947	114,967	703,888	367,074	380,207	(1,891,202)	760,804
Income tax provision	—	(46,644)	—	—	—	(99,444)	—	(146,088)

Net Income	580,923	458,303	114,967	703,888	367,074	280,763	(1,891,202)	614,716
Net income attributable to noncontrolling interests	—	—	—	—	—	(68,969)	35,176	(33,793)

Net income attributable to Noble Corporation	580,923	458,303	114,967	703,888	367,074	211,794	(1,856,026)	580,923

Other comprehensive loss, net	(41,128)	—	—	—	—	(41,128)	41,128	(41,128)

Comprehensive income attributable to Noble Corporation	$539,795	$458,303	$114,967	$703,888	$367,074	$170,666	$(1,814,898)	$539,795

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2011

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$134,602	$19,913	$—	$—	$2,466,701	$(64,458)	$2,556,758
Reimbursables	—	4,351	12	—	—	74,832	—	79,195
Labor contract drilling services	—	4	—	—	—	59,000	—	59,004
Other	—	—	—	—	—	875	—	875

Total operating revenues	—	138,957	19,925	—	—	2,601,408	(64,458)	2,695,832

Operating costs and expenses
Contract drilling services	3,038	46,305	7,478	59,865	—	1,319,187	(64,458)	1,371,415
Reimbursables	—	4,125	—	—	—	54,314	—	58,439
Labor contract drilling services	—	—	—	—	—	33,885	—	33,885
Depreciation and amortization	—	50,462	3,767	—	—	602,976	—	657,205
General and administrative	1,242	5,025	1	33,355	1	17,163	—	56,787
Gain on contract settlements/extinguishments, net	—	—	—	—	—	(21,202)	—	(21,202)

Total operating costs and expenses	4,280	105,917	11,246	93,220	1	2,006,323	(64,458)	2,156,529

Operating income (loss)	(4,280)	33,040	8,679	(93,220)	(1)	595,085	—	539,303
Other income (expense)
Equity earnings in affiliates, net of tax	488,735	296,751	64,626	579,730	328,443	—	(1,758,285)	—
Interest expense, net of amounts capitalized	(69,180)	(61,271)	(6,110)	(88,396)	(29,050)	(38,778)	237,058	(55,727)
Interest income and other, net	6,768	26,291	(11)	63,607	8,709	134,174	(237,058)	2,480

Income before income taxes	422,043	294,811	67,184	461,721	308,101	690,481	(1,758,285)	486,056
Income tax provision	—	(14,933)	—	—	—	(56,353)	—	(71,286)

Net Income	422,043	279,878	67,184	461,721	308,101	634,128	(1,758,285)	414,770
Net loss attributable to noncontrolling interests	—	—	—	—	—	(15,808)	23,081	7,273

Net income attributable to Noble Corporation	422,043	279,878	67,184	461,721	308,101	618,320	(1,735,204)	422,043

Other comprehensive loss, net	(24,101)	—	—	—	—	(24,101)	24,101	(24,101)
Noncontrolling portion of gain on interest rate swaps	183	—	—	—	—	183	(183)	183

Comprehensive income attributable to Noble Corporation	$398,125	$279,878	$67,184	$461,721	$308,101	$594,402	$(1,711,286)	$398,125

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(117,993)	$290,552	$(1,799)	$(128,315)	$1,523,225	$202,960	$—	$1,768,630

Cash flows from investing activities
New construction and capital expenditures	—	(1,594,449)	(751)	—	—	(949,004)	—	(2,544,204)
Proceeds from disposal of assets	—	—	—	—	—	61,000	—	61,000
Notes receivable from affiliates	—	—	—	—	—	294,798	(294,798)	—

Net cash from investing activities	—	(1,594,449)	(751)	—	—	(593,206)	(294,798)	(2,483,204)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	1,221,333	—	—	—	—	—	—	1,221,333
Repayment of long-term debt	(300,000)	—	—	—	—	—	—	(300,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	(105,388)	—	(105,388)
Financing cost on credit facilities	(2,484)	—	—	—	—	—	—	(2,484)
Distributions to parent company, net	(265,880)	—	—	—	—	—	—	(265,880)
Advances (to) from affiliates	(241,180)	1,303,395	2,550	128,317	(1,523,225)	330,143	—	—
Notes payable to affiliates	(294,798)	—	—	—	—	—	294,798	—

Net cash from financing activities	116,991	1,303,395	2,550	128,317	(1,523,225)	224,755	294,798	547,581

Net change in cash and cash equivalents	(1,002)	(502)	—	2	—	(165,491)	—	(166,993)
Cash and cash equivalents, beginning of period	1,003	904	—	2	—	275,466	—	277,375

Cash and cash equivalents, end of period	$1	$402	$—	$4	$—	$109,975	$—	$110,382

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(86,784)	$35,177	$9,950	$(96,642)	$551,358	$1,007,568	$—	$1,420,627

Cash flows from investing activities
New construction and capital expenditures	—	(682,477)	(2,106)	—	—	(1,103,971)	—	(1,788,554)
Notes receivable from affiliates	—	—	—	(1,188,287)	—	—	1,188,287	—

Net cash from investing activities	—	(682,477)	(2,106)	(1,188,287)	—	(1,103,971)	1,188,287	(1,788,554)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(635,192)	—	—	—	—	—	—	(635,192)
Proceeds from issuance of senior notes, net	—	—	—	1,186,636	—	—	—	1,186,636
Contributions from noncontrolling interests	—	—	—	—	—	40,000	—	40,000
Financing cost on credit facilities	(5,221)	—	—	—	—	—	—	(5,221)
Distributions to parent company, net	(175,977)	—	—	—	—	—	—	(175,977)
Advances (to) from affiliates	(284,256)	647,819	(7,844)	98,295	(551,358)	97,344	—	—
Notes payable to affiliates	1,188,287	—	—	—	—	—	(1,188,287)	—

Net cash from financing activities	87,641	647,819	(7,844)	1,284,931	(551,358)	137,344	(1,188,287)	410,246

Net change in cash and cash equivalents	857	519	—	2	—	40,941	—	42,319
Cash and cash equivalents, beginning of period	146	385	—	—	—	234,525	—	235,056

Cash and cash equivalents, end of period	$1,003	$904	$—	$2	$—	$275,466	$—	$277,375

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

(in thousands)

	Noble- Cayman	NHC and NDH Combined	NDC	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(48,906)	$17,107	$(5,616)	$(109,171)	$(20,222)	$937,295	$—	$770,487

Cash flows from investing activities
New construction and capital expenditures	—	(1,495,056)	(1,380)	—	—	(1,038,460)	—	(2,534,896)
Notes receivable from affiliates	20,000	—	—	(1,096,927)	—	172,302	904,625	—
Refund from contract extinguishments	—	—	—	—	—	18,642	—	18,642

Net cash from investing activities	20,000	(1,495,056)	(1,380)	(1,096,927)	—	(847,516)	904,625	(2,516,254)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	935,000	—	—	—	—	—	—	935,000
Proceeds from issuance of senior notes, net	—	—	—	1,087,833	—	—	—	1,087,833
Contributions from noncontrolling interests	—	—	—	—	—	536,000	—	536,000
Payments of joint venture debt	—	—	—	—	—	(693,494)	—	(693,494)
Settlement of interest rate swaps	—	—	—	—	—	(29,032)	—	(29,032)
Financing cost on credit facilities	(2,835)	—	—	—	—	—	—	(2,835)
Distributions to parent company, net	(186,048)	—	—	—	—	—	—	(186,048)
Advances (to) from affiliates	(597,305)	1,495,688	41,996	118,265	20,222	(1,078,866)	—	—
Notes payable to affiliates	(119,802)	(17,500)	(35,000)	—	—	1,076,927	(904,625)	—

Net cash from financing activities	29,010	1,478,188	6,996	1,206,098	20,222	(188,465)	(904,625)	1,647,424

Net change in cash and cash equivalents	104	239	—	—	—	(98,686)	—	(98,343)
Cash and cash equivalents, beginning of period	42	146	—	—	—	333,211	—	333,399

Cash and cash equivalents, end of period	$146	$385	$—	$—	$—	$234,525	$—	$235,056

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 21 – Unaudited Interim Financial Data

Unaudited interim consolidated financial information for Noble-UK for the years ended December 31, 2013 and 2012 is as follows:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2013
Operating revenues	$970,975	$1,017,385	$1,078,881	$1,167,049
Operating income	229,791	253,860	378,381	259,526
Net Income attributable to Noble Corporation	150,060	176,620	281,957	174,060
Net income per share attributable to Noble Corporation (1)
Basic	0.59	0.69	1.10	0.68
Diluted	0.59	0.69	1.10	0.68

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2012
Operating revenues	$797,690	$898,923	$884,032	$966,367
Operating income	143,643	244,495	178,924	216,738
Net Income attributable to Noble Corporation	120,175	159,818	114,774	127,577
Net income per share attributable to Noble Corporation (1)
Basic	0.47	0.63	0.45	0.50
Diluted	0.47	0.63	0.45	0.50

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income per share may not equal the total computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of December 31, 2013. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2013. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Noble-UK and Noble-Cayman is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the U.S. Securities Exchange Act of 1934, as amended.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified. There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the management of Noble-UK and Noble-Cayman assessment, both Noble-UK and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2013 as stated in their report, which is provided in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The sections entitled “Election of Directors”, “Additional Information Regarding the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Other Matters” appearing in the proxy statement for the 2014 annual general meeting of shareholders (the “2014 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.

Executive Officers of the Registrant

The following table sets forth certain information as of February 28, 2014 with respect to our executive officers:

Name	Age	Position
David W. Williams	56	Chairman, President and Chief Executive Officer
Julie J. Robertson	58	Executive Vice President and Corporate Secretary
Randall D. Stilley	60	Executive Vice President
James A. MacLennan	54	Senior Vice President and Chief Financial Officer
William E. Turcotte	50	Senior Vice President and General Counsel
Roger B. Hunt	64	Senior Vice President – Marketing and Contracts
Lee M. Ahlstrom	46	Senior Vice President – Strategic Development
Scott W. Marks	54	Senior Vice President – Engineering
Bernie G. Wolford	54	Senior Vice President – Operations
Dennis J. Lubojacky	61	Vice President and Controller

David W. Williams was named Chairman, President and Chief Executive Officer effective January 2, 2008. Mr. Williams served as Senior Vice President—Business Development of Noble Drilling Services Inc. from September 2006 to January 2007, as Senior Vice President—Operations of Noble Drilling Services Inc. from January to April 2007, and as Senior Vice President and Chief Operating Officer of Noble from April 2007 to January 2, 2008. Prior to September 2006, Mr. Williams served for more than five years as Executive Vice President of Diamond Offshore Drilling, Inc., an offshore oil and gas drilling contractor.

Julie J. Robertson was named Executive Vice President effective February 10, 2006. In this role, Ms. Robertson is responsible for overseeing human resources, procurement and supply chain, learning and development, health, safety and environmental functions, and information technology. Ms. Robertson served as Senior Vice President—Administration from July 2001 to February 10, 2006. Ms. Robertson has served continuously as Corporate Secretary since December 1993. Ms. Robertson served as Vice President—Administration of Noble Drilling from 1996 to July 2001. In 1994, Ms. Robertson became Vice President—Administration of Noble Drilling Services Inc. From 1989 to 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.

Randall D. Stilley was named Executive Vice President of Noble Drilling Services, Inc. effective February 4, 2014 and was selected to serve as President and Chief Executive Officer of Paragon Offshore Limited, the standard specification offshore drilling company to be created upon separation from Noble. From May 2011 to February 2014, Mr. Stilley served as an independent business consultant and managed private investments. Mr. Stilley previously served as President and Chief Executive Officer of Seahawk Drilling, Inc. from August 2009 to May 2011 and Chief Executive Officer of the mat-supported jackup rig business at Pride International Inc. from September 2008 to August 2009. Seahawk Drilling filed for reorganization under Chapter 11 of the United States Bankruptcy Code in 2011. From October 2004 to June 2008, Mr. Stilley served as President and Chief Executive Officer of Hercules Offshore, Inc. Prior to that, Mr. Stilley was Chief Executive Officer of Seitel, Inc., an oilfield services company, President of the Oilfield Services Division at Weatherford International, Inc., and served in a variety of positions at Halliburton Company. He is a registered professional engineer in the state of Texas and a member of the Society of Petroleum Engineers. Mr. Stilley holds a Bachelor of Science degree in Aerospace Engineering from the University of Texas at Austin.

James A. MacLennan was named Senior Vice President and Chief Financial Officer effective January 9, 2012. Prior to joining Noble, Mr. MacLennan served as Chief Financial Officer and Corporate Secretary of Ennis Traffic Safety Solutions, a leading producer of pavement marking materials, from January 2011 to December 2011. From June 2010 to January 2011, Mr. MacLennan did not hold a principal employment. Mr. MacLennan served as Executive Vice President and Chief Financial Officer of Lodgian, Inc., a publicly-traded independent owner and operator of hotels in the United States from March 2006 until Lodgian was acquired by and merged into Lone Star Funds in May 2010. Prior to joining Lodgian, Mr. MacLennan was Chief Financial Officer and Treasurer of Theragenics Corporation, a New York Stock Exchange-listed company that manufactures medical devices. Previously, Mr. MacLennan was Executive Vice President and Chief Financial Officer of Lanier Worldwide, Inc., a publicly-traded technical products company. Mr. MacLennan spent much of his early career in financial positions of increasing responsibility in the oil and gas industry, most notably with Exxon Corporation and later with Noble Corporation. Mr. MacLennan is a Chartered Accountant.

William E. Turcotte was named Senior Vice President and General Counsel effective December 16, 2008. Prior to joining Noble, Mr. Turcotte served as Senior Vice President, General Counsel and Corporate Secretary of Cornell Companies, Inc., a private corrections company, since March 2007. He served as Vice President, Associate General Counsel and Assistant Secretary of Transocean, Inc., an offshore oil and gas drilling contractor, from October 2005 to March 2007 and as Associate General Counsel and Assistant Secretary from January 2000 to October 2005. From 1992 to 2000, Mr. Turcotte served in various legal positions with Schlumberger Limited in Houston, Caracas and Paris. Mr. Turcotte was in private practice prior to joining Schlumberger.

Roger B. Hunt was named Senior Vice President – Marketing and Contracts effective July 20, 2009. Prior to joining Noble, Mr. Hunt served as Senior Vice President—Marketing at GlobalSantaFe Corporation, an offshore oil and gas drilling contractor, from 1997 to 2007. In that capacity, Mr. Hunt was responsible for marketing and pricing strategy, sales and contract activities for the company’s fleet of 57 offshore drilling units. Mr. Hunt did not hold a principal employment from December 2007 to July 2009.

Lee M. Ahlstrom was named Senior Vice President – Strategic Development effective May 5, 2011. Mr. Ahlstrom served as Vice President of Investor Relations and Planning from May 2006 to May 2011. Prior to joining Noble, Mr. Ahlstrom served as Director of Investor Relations at Burlington Resources, held various management positions at UNOCAL Corporation and served as an Engagement Manager with McKinsey & Company.

Scott W. Marks was named Senior Vice President – Engineering effective January 2007. Mr. Marks served as Vice President – Project Management and Construction from August 2006 to January 2007, as Vice President – Support Engineering from September 2005 to August 2006 and as Director of Engineering from January 2003 to September 2005. Mr. Marks has been with Noble since 1991, serving as a Project Manager and as a Drilling Superintendent prior to 2003.

Bernie G. Wolford was named Senior Vice President – Operations effective February 6, 2012. Mr. Wolford served as Vice President—Operational Excellence from March 2010 to February 2012. From January 2003 until March 2010, Mr. Wolford was self-employed. During that time, he provided consulting services to Noble as a contractor on the construction of the Noble Dave Beard from March 2009 to December 2009. He also supported the operations of Mass Technology Corp., an independent downstream refining and storage company, as a significant shareholder of that company, from February 2007 to February 2009. Mr. Wolford began his career in the offshore drilling industry with Transworld Drilling in 1981, which was acquired by Noble in 1991. From 1981 through December 2002, he served in various roles in engineering, project management and operations with Transworld and Noble.

Dennis J. Lubojacky was named Vice President and Controller effective April 27, 2012. In this position, Mr. Lubojacky also serves as principal accounting officer of Noble-UK. Since February 2010, Mr. Lubojacky has also served as Vice President and Chief Financial Officer of Noble-Cayman. Mr. Lubojacky has also served as Vice President and Controller of a subsidiary of Noble-UK from July 2007 through October 2011 and from January 2012 until his new appointment. Mr. Lubojacky served as principal financial officer and principal accounting officer of Noble Corporation from October 2011 through January 2012. From April 2006 to June 2007, he served as Controller and Chief Accounting Officer of TODCO, a public oil and gas contract drilling company. Mr. Lubojacky is a Certified Public Accountant.

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website at http://www.noblecorp.com in the “Governance” area. Changes to and waivers granted with respect to our Code of Business Conduct and Ethics related to the officers identified above, and our other executive officers and directors, that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website.

Item 11.	Executive Compensation.

The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2014 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2014 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The sections entitled “Additional Information Regarding the Board of Directors—Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2014 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.

The section entitled “Auditors” appearing in the 2014 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 50 and is incorporated herein by reference.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Corporation plc, a company registered under the laws of England and Wales

Date: February 28, 2014	By:	/s/ DAVID W. WILLIAMS
David W. Williams
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS	Chairman, President and	February 28, 2014
David W. Williams	Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES A. MACLENNAN	Senior Vice President and	February 28, 2014
James A. MacLennan	Chief Financial Officer
(Principal Financial Officer)

/s/ DENNIS J. LUBOJACKY	Vice President and Controller	February 28, 2014
Dennis J. Lubojacky	(Principal Accounting Officer)

/s/ ASHLEY ALMANZA	Director	February 28, 2014
Ashley Almanza

/s/ MICHAEL A. CAWLEY	Director	February 28, 2014
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN	Director	February 28, 2014
Lawrence J. Chazen

/s/ JULIE H. EDWARDS	Director	February 28, 2014
Julie H. Edwards

/s/ GORDON T. HALL	Director	February 28, 2014
Gordon T. Hall

/s/ JON A. MARSHALL	Director	February 28, 2014
Jon A. Marshall

/s/ MARY P. RICCIARDELLO	Director	February 28, 2014
Mary P. Ricciardello

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Corporation, a Cayman Islands company

Date: February 28, 2014	By:	/s/ DAVID W. WILLIAMS
David W. Williams
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS	President, Chief Executive Officer and	February 28, 2014
David W. Williams	Director (Principal Executive Officer)

/s/ DENNIS J. LUBOJACKY	Vice President, Chief Financial	February 28, 2014
Dennis J. Lubojacky	Officer and Director
(Principal Financial and Accounting Officer)

/s/ DAVID M.J. DUJACQUIER	Director	February 28, 2014
David M.J. Dujacquier

/s/ ALAN P. DUNCAN	Director	February 28, 2014
Alan P. Duncan

/s/ ALAN R. HAY	Director	February 28, 2014
Alan R. Hay

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”)(filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble-Swiss, Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-UK (filed as Exhibit 3.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3	Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

4.4	Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to Noble-Cayman’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.5	Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.6	Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.7	Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JP Morgan Chase Bank, National Association, as trustee, relating to 5.875% senior notes due 2013 of Noble Corporation (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.9	Second Supplemental Indenture, dated as of October 1, 2009, among Noble-Cayman, as Issuer, Noble Drilling Corporation, as Guarantor, Noble Holding International Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble-Cayman’s 5.875% Senior Notes due 2013) (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.10	Revolving Credit Agreement dated as of February 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 17, 2011 and incorporated herein by reference).

4.11	First Amendment to Revolving Credit Agreement dated as of March 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.2 to Noble-Swiss’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

4.12	Second Amendment to Revolving Credit Agreement dated as of January 11, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.12 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

4.13	Third Amendment to Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.14	Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.15	First Supplemental Indenture, dated as of November 21, 2008, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.375% senior notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.16	Second Supplemental Indenture, dated as of July 26, 2010, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.45% senior notes due 2015 of Noble Holding International Limited, 4.90% senior notes due 2020 of Noble Holding International Limited, and 6.20% senior notes due 2040 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.17	Third Supplemental Indenture, dated as of February 3, 2011, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.05% senior notes due 2016 of Noble Holding International Limited, 4.625% senior notes due 2021 of Noble Holding International Limited, and 6.05% senior notes due 2041 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 3, 2011 and incorporated herein by reference).

4.18	Fourth Supplemental Indenture, dated as of February 10, 2012, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 2.5% senior notes due 2017 of Noble Holding International Limited, 3.95% senior notes due 2022 of Noble Holding International Limited, and 5.25% senior notes due 2042 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 13, 2012 and incorporated herein by reference).

4.19	Revolving Credit Agreement dated as of June 8, 2012 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents; and Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.20	First Amendment to Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.21	Guaranty Agreement dated as of June 8, 2012, between Noble Drilling Corporation, a Delaware corporation, and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.22	Guaranty Agreement dated as of June 8, 2012, between Noble Holding International Limited, a Cayman Islands company, and Wells Fargo Bank, National Association (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.23	364-Day Revolving Credit Agreement dated as of August 22, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender; Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents; and BNP Paribas, Credit Agricole Corporate & Investment Bank, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, HSBC Bank USA, N.A., SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Co-Documentation agents (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

4.24	First Amendment to 364-Day Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.3 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.25	Guaranty Agreement dated as of August 22, 2013 between Noble Drilling Corporation, a Delaware corporation, and JPMorgan Chase Bank, N.A. (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

4.26	Guaranty Agreement dated as of August 22, 2013 between Noble Holding International Limited, a Cayman Islands company, and JPMorgan Chase Bank, N.A. (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

10.1*	Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference).

10.2*	Amendment, effective as of May 1, 2002, to the Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.3*	Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4*	Amendment to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.29 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.5*	Amended and Restated Noble Corporation Equity Compensation Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.5 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.6*	Noble Corporation Equity Compensation Plan for Non-Employee Directors, effective as of November 20, 2013 (filed as Exhibit 10.7 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.7*	Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.8*	Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.9*	Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10*	Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11*	Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.12*	Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.13*	Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

10.14*	Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.15*	Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.16*	Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17*	Amendment No. 1 to Noble Drilling Corporation Retirement Restoration Plan dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.18*	Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.19*	Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2007 and incorporated herein by reference).

10.20*	Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21*	Third Amendment to Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.22*	Fourth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective February 1, 2013 (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on February 5, 2013 and incorporated herein by reference).

10.23*	Fifth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective as of November 20, 2013 (filed as Exhibit 10.6 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.24*	Sixth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective as of January 30, 2014.

10.25*	Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010 (filed as Exhibit 10.18 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.26*	Third Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of February 3, 2012 (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.27*	Amended and Restated 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on April 30, 2012 and incorporated herein by reference).

10.28*	Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of November 20, 2013 (filed as Exhibit 10.5 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.29*	Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of January 30, 2014.

10.30*	Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.31*	Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.23 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.32*	Amendment No. 2 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective November 1, 2013.

10.33*	Noble Corporation Summary of Directors’ Compensation.

10.34*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.35*	Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.36*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.37*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.7 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.38*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 4.12 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.39*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.40*	Form of Noble Corporation Time-Vested Restricted Stock Unit Award under the Noble Corporation 1991 Stock Option and Restricted Stock Plan.

10.41*	Noble Corporation 2012 Short Term Incentive Plan (filed as Exhibit 10.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.42*	Noble Corporation 2013 Short Term Incentive Plan (filed as Exhibit 10.41 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.43*	Noble Corporation 2013 Short Term Incentive Plan, effective as of November 20, 2013 (filed as Exhibit 10.8 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.44*	Form of Restated Employment Agreement and Guaranty Agreement (2009 Form) (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.45*	Form of Restated Employment Agreement and Guaranty Agreement (2011 Form) (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.46*	Form of Restated Employment Agreement and Guaranty Agreement (2012 Form) (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.47*	Form of Commercial Paper Dealer Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, Noble Holding International Limited, a Cayman Islands company, Noble Drilling Corporation, a Delaware corporation, and certain investment banks (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.48*	Form of Issuing and Paying Agent Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, and the Issuing and Paying Agent (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.49*	Form of Indemnity Agreement (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

21.1	Subsidiaries of Noble-UK and Noble-Cayman.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James A. MacLennan pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive data files

*	Management contract or compensatory plan or arrangement.
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.