Form 10-K/A
period 2013-12-31
Noble Corp plc; NOBLE CORP
filed 2014-04-30
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding and trading at April 25, 2014: Noble Corporation plc – 254,232,771

Number of shares outstanding: Noble Corporation – 261,245,693

This Form 10-K/A is a combined annual report being filed separately by two registrants: Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and its wholly-owned subsidiary Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Noble-Cayman meets the conditions set forth in General Instructions I(1) of Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format contemplated by paragraphs (a) and (c) of General Instruction I(2) of Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the Securities and Exchange Commission on February 28, 2014 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 28, 2014.

This Amendment No. 1 to the combined Annual Report on Form 10-K/A is separately filed by Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-UK and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-UK (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-UK.

This report should be read in its entirety as it pertains to each Registrant. References in this Amendment No. 1 to the Annual Report on Form 10-K/A to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-UK and its consolidated subsidiaries, including Noble-Cayman after November 20, 2013 and to Noble Corporation, a Swiss corporation (“Noble-Swiss”), and its consolidated subsidiaries for periods through November 20, 2013. Noble-UK became a successor registrant to Noble-Swiss under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to Rule 12g-3 of the Exchange Act as a result of the consummation of the Transaction described in Part I, Item 1 of the Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors of the Registrant

The following table sets forth certain information as of April 30, 2014 with respect to our executive officers and directors:

Name	Age	Position
David W. Williams	56	Chairman of the Board, President and Chief Executive Officer
Julie J. Robertson	58	Executive Vice President and Corporate Secretary
Randall D. Stilley	60	Executive Vice President
James A. MacLennan	54	Senior Vice President and Chief Financial Officer
William E. Turcotte	50	Senior Vice President and General Counsel
Roger B. Hunt	64	Senior Vice President – Marketing and Contracts
Lee M. Ahlstrom	46	Senior Vice President – Strategic Development
Scott W. Marks	54	Senior Vice President – Engineering
Bernie G. Wolford	54	Senior Vice President – Operations
Dennis J. Lubojacky	61	Vice President and Controller
Ashley Almanza	51	Director
Michael A. Cawley	66	Director
Lawrence J. Chazen	73	Director
Julie H. Edwards	55	Director
Gordon T. Hall	55	Director
Jon A. Marshall	62	Director
Mary P. Ricciardello	58	Director
Scott D. Josey	56	Director Nominee

Noble’s corporate governance guidelines provide that a person is eligible to be elected as a director of Noble until the annual general meeting next succeeding his 72nd birthday. As a result, Mr. Chazen, age 73, is not eligible to stand for re-election at the 2014 annual general meeting. Noble’s Board has nominated Scott D. Josey for election as a director at the 2014 annual general meeting.

David W. Williams was named Chairman of the Board, President and Chief Executive Officer effective January 2, 2008. Mr. Williams served as Senior Vice President—Business Development of Noble Drilling Services Inc. from September 2006 to January 2007, as Senior Vice President—Operations of Noble Drilling Services Inc. from January to April 2007, and as Senior Vice President and Chief Operating Officer of Noble from April 2007 to January 2, 2008. Prior to September 2006, Mr. Williams served for more than five years as Executive Vice President of Diamond Offshore Drilling, Inc., an offshore oil and gas drilling contractor. Mr. Williams brings to our Board extensive experience in senior management positions in the offshore drilling sector and knowledge of Noble and the industry by virtue of his position as President and Chief Executive Officer of Noble.

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

Ashley Almanza became a director in 2013. Mr. Almanza has served as a Director and Chief Executive Officer of G4S plc, a global integrated security company, since June 2013. Mr. Almanza also serves as a Director of Schroders PLC, a global asset management company headquartered in London, and has served in such capacity since August 2011. Mr. Almanza also served as Executive Director and Chief Financial Officer of BG Group PLC, a global oil and gas company headquartered in the United Kingdom, from August 2002 to March 2011, and as an Executive Vice President from October 2009 to December 2012. Mr. Almanza brings to our Board experience and knowledge gained as an executive officer in the energy industry, as well as extensive accounting and financial expertise.

Michael A. Cawley became a director in 1985. Mr. Cawley served as President and Chief Executive Officer of The Samuel Roberts Noble Foundation, Inc., a not-for-profit corporation (the “Noble Foundation”), from February 1992 until his retirement in January 2012, after serving as Executive Vice President of the Noble Foundation since January 1991. Mr. Cawley also served as a trustee of the Noble Foundation from 1988 until his retirement in January 2012. The Noble Foundation is engaged in agricultural research, education, demonstration and consultation; plant biology and applied biotechnology; and assistance through granting to selected non-profit organizations. For more than five years prior to 1991, Mr. Cawley was the President of Thompson & Cawley, a professional corporation, attorneys at law. Mr. Cawley is a director of Noble Energy, Inc. and also serves as a director of numerous non-profit organizations. Mr. Cawley brings to our Board experience in, and knowledge of, both the drilling industry and broader energy industry and knowledge of Noble by virtue of his 28 plus years’ experience as a director of Noble and his other energy industry and legal experience.

Lawrence J. Chazen became a director in 1994. Mr. Chazen has served since 1977 as Chief Executive Officer of Lawrence J. Chazen, Inc., a California registered investment adviser engaged in providing financial advisory services. Mr. Chazen brings to our Board a strong financial background, knowledge of the drilling industry and a history with Noble as a director for over 15 years.

Julie H. Edwards became a director in 2006. Ms. Edwards served as Senior Vice President of Corporate Development of Southern Union Company from November 2006 to January 2007, and immediately prior to that served as its Senior Vice President and Chief Financial Officer from July 2005 to November 2006. Southern Union is primarily engaged in the transportation and distribution of natural gas. Prior to joining Southern Union, Ms. Edwards served as Executive Vice President – Finance and Administration and Chief Financial Officer for Frontier Oil Corporation in Houston since 2000. She joined Frontier Oil in 1991 as Vice President – Secretary and Treasurer after serving as Vice President of Corporate Finance for Smith Barney, Harris, Upham & Co., Inc., New York and Houston, from 1988 to 1991, after joining the company as an associate in 1985. Ms. Edwards has not held a principal employment since retiring from Southern Union. Ms. Edwards is also a director of ONEOK, Inc. and ONEOK Partners GP, L.L.C. Ms. Edwards served as a director of the NATCO Group, Inc. from 2004 until its merger with Cameron International Corporation in 2009. Ms. Edwards brings to our Board experience in finance and senior management positions for multiple energy companies and experience as a director of several public companies.

Gordon T. Hall became a director in 2009. Mr. Hall serves as Vice Chairman of the Board of Exterran Holdings, Inc., a natural gas compression and production services company, and served as Chairman of the Board from 2007 through 2013. He previously served as Chairman of the Board of Hanover Compressor Company from May 2005 until its merger with Universal Compression Holdings, Inc. to create Exterran in August 2007. Mr. Hall retired as Managing Director from Credit Suisse, a brokerage services and investment banking firm, where he was employed from 1987 through 2002. While at Credit Suisse, Mr. Hall served as Senior Oil Field Services Analyst and Co-Head of the Global Energy Group. Mr. Hall has been self-employed since leaving his position with Credit Suisse. Mr. Hall was a director of Hydril Company, an oil and gas service company specializing in pressure control equipment and premium connections for tubing and casing, until its merger with Tenaris S.A. in May 2007 and was a director of Grant Prideco, Inc., a drilling technology and manufacturing company, until its acquisition by National Oilwell Varco, Inc. in April 2008. Mr. Hall serves as a director of several private companies and several non-profit organizations. Mr. Hall brings to our Board financial and analytical expertise and investment banking experience, with a focus on the energy sector, and experience as a director of multiple public energy companies.

Jon A. Marshall became a director in 2009. Mr. Marshall served as President and Chief Operating Officer of Transocean Inc. from November 2007 to May 2008, and immediately prior to that served as Chief Executive Officer of GlobalSantaFe Corporation from May 2003 until November 2007, when GlobalSantaFe merged with Transocean. Transocean is an offshore drilling contractor. Mr. Marshall has not held a principal employment since leaving his position with Transocean. Mr. Marshall is a director of Cobalt International Energy, Inc. and also serves as a director of several private companies and several non-profit organizations. Mr. Marshall brings to our Board experience in executive positions and experience as a director for public offshore drilling companies.

Mary P. Ricciardello became a director in 2003. Ms. Ricciardello served as Senior Vice President and Chief Accounting Officer of Reliant Energy, Inc. from January 2001 to August 2002, and immediately prior to that served as its Senior Vice President and Comptroller from September 1999 to January 2001 and as its Vice President and Comptroller from 1996 to September 1999. Ms. Ricciardello also served as Senior Vice President and Chief Accounting Officer of Reliant Resources, Inc. from May 2001 to August 2002. Reliant principally provides electricity and energy services to retail and wholesale customers. Ms. Ricciardello’s current principal occupation is as a certified public accountant, and she has not held a principal employment since leaving her positions with Reliant Energy, Inc. and Reliant Resources, Inc. in August 2002. Ms. Ricciardello is also a director of Devon Energy Corporation and Midstates Petroleum Company, Inc., an independent exploration and production company, and has been appointed to serve as a director of EnLink Midstream Partners, LP and its general partner, EnLink Midstream GP, LLC. Ms. Ricciardello also serves as a director of several non-profit organizations. Ms. Ricciardello also served as a director of U.S. Concrete, Inc. from 2003 until August 2010. Ms. Ricciardello brings to our Board extensive accounting experience and experience from service on the boards of multiple public companies.

Scott D. Josey is the chairman, chief executive officer and president of Sequitur Energy Resources, LLC, which acquires and develops oil and gas assets in the continental United States, and served as the chairman of the board and chief executive officer of Mariner Energy from August 2001 until November 2010, when it merged with Apache Corporation. Previously, he served as vice president of Enron North America and co-managed its Energy Capital Resources group, provided investment banking services to the oil and gas industry and portfolio management services to institutional investors as a cofounder of Sagestone Capital Partners, and was a director with Enron Capital & Trade Resources Corp. in its energy investment group. From 1982 to 1993, he worked in all phases of drilling, production, pipeline, corporate planning and commercial activities at Texas Oil and Gas Corp. He previously served on the boards of Apache Corporation and Northern Tier Energy GP, LLC. Mr. Josey brings to our Board experience and knowledge gained as an executive officer in the energy industry, investment banking experience, with a focus on the energy sector, and experience as a director of multiple public energy companies.

Code of Business Conduct and Ethics

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

Board Committees and Meetings and Other Governance Matters

The Company has standing audit, compensation, nominating and corporate governance, and health, safety, environment and engineering committees of our Board. Each of these committees operates under a written charter that has been adopted by the respective committee and by our Board. The charters are published under the governance section of the Company’s website at www.noblecorp.com and are available in print to any shareholders who request them.

The current members of the committees, number of meetings held by each committee during 2013, and a description of the functions performed by each committee are set forth below:

Audit Committee (10 meetings). The current members of the audit committee are Mary P. Ricciardello, Chair, Ashley Almanza and Lawrence J. Chazen. The primary responsibilities of the audit committee are the appointment, compensation, retention and oversight of the Company’s auditors (including review and approval of the terms of engagement and fees), to review with the auditors the Company’s financial reports (and other financial information) provided to the SEC and the investing public, to prepare and approve an annual report for inclusion in the Company’s proxy statement, and to assist our Board with oversight of the following: integrity of the Company’s financial statements; compliance by the Company with standards of business ethics and legal and regulatory requirements; qualifications and independence of the Company’s independent auditors (including both our independent registered public accounting firm and our statutory auditors); and performance of the Company’s independent auditors and internal auditors. Our Board has determined that Ms. Ricciardello is an “audit committee financial expert” as that term is defined under the applicable SEC rules and regulations.

Compensation Committee (6 meetings). The current members of the compensation committee are Michael A. Cawley, Chair, Julie H. Edwards, Gordon T. Hall and Jon A. Marshall. The primary responsibilities of the compensation committee are to discharge our Board’s responsibilities relating to compensation of directors and executive officers, to assist our Board in reviewing and administering compensation, benefits, incentive and equity-based compensation plans, and to prepare an annual disclosure under the caption “Compensation Committee Report” for inclusion in the Company’s proxy statement for its annual general meeting of shareholders.

Nominating and Corporate Governance Committee (6 meetings). The current members of the nominating and corporate governance committee are Gordon T. Hall, Chair, Lawrence J. Chazen, Julie H. Edwards and Mary P. Ricciardello. The primary responsibilities of the nominating and corporate governance committee are to assist our Board in reviewing, evaluating, selecting and recommending director nominees when one or more directors are to be appointed, elected or re-elected to our Board; to monitor, develop and recommend to our Board a set of principles, policies and practices relating to corporate governance; and to oversee the process by which our Board, our Chief Executive Officer and executive management are evaluated.

The nominating and corporate governance committee believes that directors should possess the highest personal and professional ethics, character, integrity and values; an inquisitive and objective perspective; practical wisdom; and mature judgment. Directors must be willing to devote sufficient time to discharging their duties and responsibilities effectively, and they should be committed to serving on our Board for an extended period of time. The nominating and corporate governance committee considers diversity in identifying nominees for director and endeavors to have a Board representing diverse experience in areas that will contribute to our Board’s ability to perform its roles relating to oversight of the Company’s business, strategy and risk exposure worldwide. Without limiting the generality of the preceding sentence, the nominating and corporate governance committee takes into account, among other things, the diversity of business, leadership and personal experience of Board candidates and determines how that experience will serve the best interests of the Company.

The nominating and corporate governance committee’s process for identifying candidates includes seeking recommendations from one or more of the following: current and retired directors and executive officers of the Company; a firm (or firms) that specializes in identifying director candidates (which firm may earn a fee for its services paid by the Company); persons known to directors of the Company in accounting, legal and other professional service organizations or educational institutions; and, subject to compliance with applicable procedures, shareholders of the Company. The nominating and corporate governance committee’s process for evaluating candidates includes investigation of the person’s specific experiences and skills, time availability in light of commitments, potential conflicts of interest, and independence from management and the Company. Candidates recommended by a shareholder are evaluated in the same manner as are other candidates. We did not receive any recommendations from shareholders of the Company for director nominees for the annual general meeting.

Health, Safety, Environment and Engineering Committee (5 meetings). The current members of the health, safety, environment and engineering committee are Jon A. Marshall, Chair, Ashley Almanza and Michael A. Cawley. The primary responsibilities of the health, safety, environment and engineering committee are to assist our Board with its oversight of material engineering projects and health, safety and environmental matters. The committee provides oversight of the risk associated with material engineering projects, as well as the management of such projects. It also assists with the oversight of the Company’s identification, management and mitigation of risk in the areas of health, safety and the environment and the Company’s policies and management systems with respect to these matters.

Under the Company’s policy on director attendance at annual general meetings of shareholders, all directors are expected to attend each annual general meeting, and any director who should become unable to attend the annual general meeting is responsible for notifying the Chairman of the Board in advance of the meeting. In 2013, all directors attended the annual general meeting of shareholders held on April 26, 2013.

In 2013, our Board held 6 meetings. In 2013, each director except Mr. Almanza attended at least 75% of the aggregate of (1) the total number of meetings of our Board and (2) the total number of meetings of committees of our Board on which such director served (during the periods that such director served). Mr. Almanza was elected to our Board in April of 2013 and attended our April meetings as a guest. Due to the timing of his election, for the remainder of 2013, there were only two regularly scheduled Board meetings, and Mr. Almanza attended one of these meetings in July 2013. He was unable to attend the October 2013 Board and associated committee meetings due to an unavoidable, last minute scheduling conflict. His 2013 combined Board and committee attendance was 60 percent but would have been 90 percent if not for the scheduling conflict at the October meeting.

Our Articles of Association provide that our Board will select from among its members one Chairman, and since January 2008, David W. Williams has held both the positions of Chairman and Chief Executive Officer of the Company. For much of our corporate history, our Chief Executive Officer has also served as Chairman. Our Board believes this leadership structure has served the Company and our shareholders well and is commonly used by other companies whose securities are publicly traded in the United States.

Our Articles of Association and corporate governance guidelines provide our Board the flexibility either to combine or to separate the positions of Chairman and Chief Executive Officer. Our Board believes it is in the best interests of the Company and our shareholders for our Board to have the flexibility to determine the best director to serve as Chairman, whether such director is an independent director or our Chief Executive Officer. At the current time, our Board believes that the Company and our shareholders are best served by having the Chief Executive Officer also serve as Chairman. The Chief Executive Officer bears the primary responsibility for managing our day-to-day business, and our Board believes that he is the person who is best suited to chair Board meetings and ensure that key business issues and shareholder interests are brought to the attention of our Board.

Our Board believes that the Company and our shareholders are best served when directors are free to exercise their respective independent judgment to determine what leadership structure works best for us based upon the then current facts and circumstances. Although our Board may determine to separate the positions of Chairman and Chief Executive Officer in the future should circumstances change, for the foreseeable future we believe that combining these positions in an individual with extensive experience in the drilling industry, together with a lead director and Board committees chaired by independent directors as described below, is the right leadership structure for our Board.

In addition to Mr. Williams, our Board has seven members, all of whom are independent under the NYSE corporate governance rules as described under “Certain Relationships and Related Transactions, and Director Independence – Board Independence.” Pursuant to our corporate governance guidelines, our non-management directors meet in executive sessions without our Chief Executive Officer or any other management present in connection with each regularly scheduled meeting of our Board. In accordance with our corporate governance guidelines, our non-management directors have chosen Mr. Hall to serve as lead director and to preside at regularly scheduled executive sessions of our Board and at any other Board meeting held without the Chairman present. The lead director is also responsible for approving meeting agendas and meeting schedules for our Board, acting as an available conduit for the communication of information from the non-management directors to our Chief Executive Officer and coordinating with the CEO the development of the CEO’s annual goals and objectives.

In addition, each of our Board’s standing committees (the audit committee, the compensation committee, the nominating and corporate governance committee, and the health, safety, environment and engineering committee) is composed of independent directors and each has a non-management, independent Board member acting as chair. In February 2014, Ms. Ricciardello was appointed to serve on the board of directors and the audit committee of EnLink Midstream Partners, LP, and its general partner, EnLink Midstream GP, LLC. She will not serve as the chairperson on either audit committee. Our Board considered that this appointment would result in Ms. Ricciardello serving on the audit committees of more than three public companies and determined that such simultaneous service would not impair her ability to effectively serve on our audit committee.

To provide ongoing reviews of the effectiveness of our Board, including the effectiveness of our Board leadership structure, our corporate governance guidelines provide for annual assessments by Board members of the effectiveness of our Board and of our Board committees on which such members serve.

Consistent with our Articles of Association and corporate governance guidelines, our Board is responsible for determining the ultimate direction of our business, determining the principles of our business strategy and policies and promoting the long-term interests of the Company. Our Board possesses and exercises oversight authority over our business and, subject to our governing documents and applicable law, generally delegates day-to-day management of the Company to our Chief Executive Officer and our executive management. Viewed from this perspective, our Board generally oversees risk management, and the Chief Executive Officer and other members of executive management generally manage the material risks that we face.

Pursuant to the requirements of laws, rules and regulations that apply to companies whose securities are publicly traded in the United States, as described above, our audit committee assists our Board in oversight of the integrity of the Company’s financial statements, our compliance with standards of business ethics and legal and regulatory requirements and various matters relating to our publicly available financial information and our internal and independent auditors. Our audit committee also discusses policies with respect to risk assessment and risk management with our management team. Certain risks associated with the performance of our executive management fall within the authority of our nominating and corporate governance committee, which is responsible for evaluating potential conflicts of interest and independence of directors and Board candidates, monitoring and developing corporate governance principles and overseeing the process by which our Board, our Chief Executive Officer and our executive management are evaluated. Risks associated with retaining executive management fall within the scope of the authority of our compensation committee, which assists our Board in reviewing and administering compensation, benefits, incentive and equity-based compensation plans.

Responsibility for risk oversight that does not specifically fall within the scope of authority of our standing Board committees rests with our entire Board. Our Board also provides overall risk management oversight rather than a single committee. Our Board has the responsibility for confirming the risk tolerance of the Company and monitoring and assessing any potential material risks identified by its committees, or otherwise ensuring management has an effective and ongoing program in place for monitoring and assessing, and, to the extent appropriate, mitigating such risks to be within the risk tolerance of the Company. Risks falling within this area include but are not limited to general business and industry risks, operating risks, financial risks and compliance risks that we face. We have not concentrated within our executive management responsibility for all risk management in a single risk management officer within our executive management, but rather we rely on a management steering committee to administer an enterprise risk management (ERM) system that is designed to ensure that the most significant risks to the Company, on a consolidated basis, are being identified, managed and monitored appropriately, and that due care is exercised in considering such risks in the management of the Company. Through the ERM system, the steering committee:

•	monitors the universe of risks that we face;

•	assesses processes and participants for identifying risk;

•	determines the Company’s risk tolerance and approves mitigation strategies and responsibilities;

•	attempts to ensure top risk areas are addressed and managed where possible;

•	works with any committee, Board member or their designees to assist in evaluation of risks that may be of concern to the Board or a committee of the Board; and

•	makes regular reports to our Board on management’s assessment of exposure to risk and steps management has taken to monitor and deal with such exposure.

Our Board monitors the ERM system and other risk management information provided to it at least quarterly and provides feedback to management from time to time that may be used to better align risk management practices, strategies and systems with the risk philosophy and risk tolerances of the Company.

Shareholder Communications with Directors

Our Board has approved the following process for shareholders and other security holders of the Company and interested parties to send communications to our Board. To contact all directors on our Board, all directors on a Board committee, an individual director, or the non-management directors of our Board as a group, the shareholder, other security holder or interested party can:

•	mail Noble Corporation plc, Attention: Corporate Secretary, at Devonshire House, 1 Mayfair Place, London W1J 8AJ, England;

•	e-mail nobleboard@noblecorp.com; or

•	telephone the NobleLine (anonymous and available 24 hours a day, seven days a week) at 1-877-285-4162 or +1-704-544-2879.

All communications received in the mail are opened by the office of the Company’s Secretary for the purpose of determining whether the contents represent a message to our Board. All communications received electronically are processed under the oversight of our Board by the Company’s general counsel or chief compliance officer. Complaints or concerns relating to the Company’s accounting, internal accounting controls, or auditing matters are referred to the audit committee of our Board. Complaints or concerns relating to other corporate matters, which are not addressed to a specific director, are referred to the appropriate functional manager within the Company for review and response. Complaints or concerns relating to corporate matters other than the specific items referred to the audit committee as described above, which are addressed to a specific director, committee of our Board, or group of directors, are promptly relayed to such persons.

Director Education

We provide our directors with information and materials that are designed to assist them in performing their duties as directors. We provide directors with periodic training on certain policies, standards and procedures of the Company, including guidance and advice on compliance therewith. We provide director manuals, periodic presentations on new developments in relevant areas, such as legal and accounting matters, as well as opportunities to attend director education programs at the Company’s expense. Our director manual contains important information about the Company and the responsibilities of our directors, including: our Articles of Association; guidelines for assignments regarding standing committees of our Board; the charter for each of our Board committees; a summary of laws and regulations regarding compliance with insider reporting and trading; corporate directors’ guidebooks published by such organizations as the American Bar Association Section of Business Law, National Association of Corporate Directors, and American Society of Corporate Secretaries; a statement of the Company paradigms and code of business conduct and ethics that govern how we conduct our business; and our safety policy and quality policy and objectives.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10 percent of the shares, to file with the SEC initial reports of ownership and reports of changes in ownership of such shares. Directors, officers and beneficial owners of more than 10 percent of the shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the year ended December 31, 2013, our directors, officers and beneficial owners of more than 10 percent of the shares complied with all applicable Section 16(a) filing requirements with the exception of one late Form 4 filed by Michael A. Cawley with respect to exercise of an option for 7,000 shares in December 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Noble’s commitment to good corporate governance and a compensation program that aligns pay and performance is evidenced by the existing features of, and recent changes to, our executive compensation program described below.

2013-2014 Operational and Financial Highlights

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

During 2013 and early 2014, the Company achieved numerous financial, operational and strategic milestones. Operational and strategic milestones included the following:

•	The Company continued its capital expansion program. Three of its ultra-deepwater newbuild drillships and three of its high-specification jackup rigs were delivered from the shipyard and began operating for customers. The Company announced long-term contracts for its remaining two newbuild drillships and secured commitments on two of the four remaining jackups under construction. It also announced the construction of an additional high-specification jackup that will operate under a four-year contract with Statoil ASA;

•	The Company announced the proposed spin-off of many of its standard specification assets in a transaction expected to be completed by the end of 2014;

•	In early 2014, the Company increased its cash dividend to shareholders by 50%; and

•	The Company announced and completed the transaction resulting in the change in place of incorporation of the Company from Switzerland to the United Kingdom.

Key financial highlights for 2013 as compared to 2012 included the following:

•	Revenues increased by 19%;

•	EPS increased by 49%; and

•	Operating cash flows increased by 30%.

Pay-for-Performance and CEO Compensation

A substantial portion of the compensation granted to our Chief Executive Officer (“CEO”) and reported in the Summary Compensation Table represents long-term incentives for future performance, not current cash compensation. This long-term incentive pay may not be realized at all or for many years, and the value of this pay, if or when realized, may differ significantly from the amounts shown in the Summary Compensation Table depending on how the Company and industry actually perform. Some components of this compensation, such as performance-vested restricted stock units (“PVRSU’s”), are subject to forfeiture if performance goals are not obtained. All or a substantial portion of these awards may be forfeited depending on Company performance. For example, in 2012, despite very strong financial results versus 2011, our named executive officers forfeited 100% of the PVRSU awards for the 2010-2012 performance cycle. In 2013, total shareholder return (“TSR”) resulted in the vesting of 45.34% of the maximum PVRSU awards for the 2011-2013 performance cycle.

The table below illustrates the difference between cash and equity compensation shown in the Summary Compensation Table and the actual cash and equity pay realized by our CEO for the years presented below:

Year	CEO Reported Cash and Equity Pay[1]	CEO Realized Cash and Equity Pay[2]	Realized Pay vs. Reported Pay
2013	$9,804,568	$7,121,890	73%
2012	$7,847,331	$3,930,979	50%
2011	$7,531,363	$5,436,833	72%

[1]	Reported Pay includes Salary, Bonus, Stock Awards, Option Awards, and Non-Equity Incentive Plan Compensation with respect to the years presented based on the current reporting rules for the Summary Compensation Table.
[2]	Realized Pay is cash and equity compensation actually received by the CEO during the respective year, comprising salary, cash bonus attributable to the year, net spread on stock option exercises, and market value at vesting of previously granted restricted stock units. PVRSU’s that vest are included in the year during which the performance period ends. For example, Realized Pay for 2013 includes PVRSU’s that vested for the 2011-2013 performance period, and Realized Pay for 2011 includes PVRSU’s that vested for the 2009-2011 performance period. Realized Pay excludes the value of new/unvested restricted stock unit grants, deferred compensation accruals, change in pension value, all other compensation and other amounts that will not actually be received until a later date.

In addition, a substantial portion of the target compensation set for our CEO is performance-based and/or tied to the price of the Company’s shares. As a result, the value of these components may not be realized at all or for many years, and the value of this pay, if or when realized, may differ significantly from target amounts.

The table below illustrates the difference between target and actual CEO cash and equity compensation (salary, bonus, non-equity incentive plan compensation and equity incentive pay) for 2013:

Element	2013 Target Cash and Equity Compensation	2013 Actual Cash and Equity Compensation
Salary	$1,050,000	$1,045,833
Annual Bonus (STIP)
Percent of Salary	100%	143%
Dollar Amount	$1,050,000	$1,500,000
Long-term Equity Incentives (“LTI”)[1,2]
Time-vested RSU’s	$3,250,000	$2,514,259
PVRSU’s (2011-2013)	$3,250,000	2,061,798

Total LTI	$6,500,000	$4,576,057

Total Cash and Equity Compensation	$8,600,000	$7,121,890

[1]	Target LTI compensation represents value of LTI awards granted in 2013 based on the market value of the Company’s shares on the grant date. PVRSU awards are presented at target value at the February 2013 grant date for the 2013-2015 performance period.
[2]	Actual LTI compensation for 2013 comprises net spread on stock option exercises, and market value at vesting of previously granted restricted stock units. PVRSU’s presented are for the 2011-2013 performance period, which vested in January 2014.

Shareholder Outreach Effort

In accordance with the requirements of the SEC, at the 2013 annual general meeting, our shareholders approved, in an advisory vote, the compensation of our named executive officers for 2012, with 94% of votes cast being in favor of the proposal. Since 2011, and through 2013, we conducted an extensive shareholder outreach effort regarding executive compensation matters through a wide-ranging dialogue between management and numerous shareholders. This dialogue was interactive and generally involved personal phone discussions with members of senior management. The outreach effort generally targeted our largest 40 shareholders representing over 60% of the Company’s outstanding shares. We also took into consideration certain proxy advisory services’ reports regarding our compensation program. We and our shareholders share a desire to closely link pay and performance.

We reviewed all shareholder feedback throughout the process, and the compensation committee considered such feedback in evaluating changes to our compensation program. In doing so, we engaged a number of our largest shareholders on multiple occasions to discuss proposed changes to the Company’s compensation program, including the program changes set forth below. We are committed to continued engagement between shareholders and the Company to fully understand and consider shareholders’ input and concerns.

Compensation Program Changes and Highlights

The compensation committee took several key actions effective in 2013 consistent with the Company’s compensation philosophy and strong commitment to pay-for-performance and corporate governance.

Modification of Peer Group. During our dialogue with shareholders, some shareholders provided feedback on the inclusion of several peers that were previously included in our Company-selected peer group. As part of our commitment to aligning pay with performance, and in connection with shareholder feedback received, the following changes were made to the Peer Group, effective in 2013:

•	Removed from Peer Group: Baker Hughes Inc., Halliburton Company, Nabors Industries Ltd., Schlumberger Ltd. and Seadrill Limited.

•	Added to Peer Group: Cameron International Corp, Helmerich & Payne, Inc., Oil States International, Inc., Patterson-UTI Energy, Inc. and Superior Energy Services, Inc.

These changes resulted from feedback received from shareholders and a thorough review of the 2012 Peer Group, with a focus on size as measured by revenue and market capitalization, scope and type of operations, sources for executive talent, best pay practices and availability of pay data. As of December 31, 2013, we rank at the 43rd percentile and 57th percentile of the 2013 Peer Group based on revenues and market capitalization, respectively. For more information on our peer groups, see “Peer Groups and Benchmarking” below.

Changes to 2013 Short-Term Incentive Plan (“STIP”). In response to feedback we received from shareholders, we amended our STIP effective in 2013, with the principal changes as follows:

•	the discretionary bonus was eliminated, and all amounts paid under the STIP are now performance-based;

•	the aggregate funding of the STIP is determined based on EBITDA performance relative to target; and

•	individual payouts are performance based, based on EBITDA and safety, achievement of specific company, team and individual objectives, and key accomplishments.

For a detailed discussion of our STIP, see “Short-Term Incentive Plan” below.

Changes to Long-Term Incentive Plan (“LTIP”). Several shareholders also commented on the structure of our LTIP. Beginning with awards granted in 2013, our equity awards under our LTIP were revised as follows:

•	stock option awards were eliminated; and

•	the portion of PVRSU’s for senior executives was increased to comprise 50% of the equity award, and the remaining 50% was in the form of time-vested restricted stock units (“time-vested RSU’s”).

In early 2014, our LTIP was amended to explicitly prohibit repricing and cash buyouts of stock options and stock appreciation rights. Prior to this change, our 1992 Plan, which governs awards to non-executive directors, was silent on such actions, and our 1991 Plan, which governs awards to employees, including our named executive officers, was silent on cash buyouts of stock options and stock appreciation rights. Even prior to such amendments, the Company did not reprice stock options or buy options out for cash.

Share Ownership Policy. In early 2014, we adopted a share ownership policy that includes minimum share ownership requirements for all of our directors and officers, including the named executive officers. The share ownership policy prohibits sales of Company shares unless such ownership requirements are satisfied. For more information, see “Share Ownership Policy” below.

The compensation committee reviewed and considered shareholder feedback regarding whether TSR or financial performance metrics were most appropriate for performance awards, as shareholders expressed differing opinions on this matter. Ultimately, the committee determined that TSR was, at this time, the appropriate performance measure for the long-term compensation component of the program. The committee will continue to review performance metrics for future awards. For a detailed discussion of our LTIP, see “Long-Term Incentives” below.

Other Program Highlights. In addition to the changes outlined above, as part of our commitment to corporate governance and a compensation program that aligns pay and performance, our compensation program includes the following features:

•	the majority of potential compensation for our named executive officers is performance-based and/or tied to the price of the Company’s shares;

•	50% of equity awards to our named executive officers are performance-based, in the form of PVRSU’s; and

•	beginning in 2012, the change-in-control excise tax payment was eliminated for all future executive officers.

When used in this Compensation Discussion and Analysis section, the term “named executive officers” means those persons listed in the Summary Compensation Table.

Details of Our Compensation Program

Compensation Philosophy

Our executive compensation program reflects the Company’s philosophy that executive compensation should be structured so as to closely align each executive’s interests with the interests of our shareholders, emphasizing equity-based incentives and performance-based pay. The primary objectives of the Company’s compensation program are to:

•	motivate our executives to achieve key operating, safety and financial performance goals that enhance long-term shareholder value;

•	reward performance in achieving targets without subjecting the Company to excessive or unnecessary risk; and

•	establish and maintain a competitive executive compensation program that enables the Company to attract, motivate and retain experienced and highly capable executives who will contribute to the long-term success of the Company.

Consistent with this philosophy, we seek to provide a total compensation package for the named executive officers that is competitive with those of the companies in the Peer Group for a given year. A substantial portion of total compensation is subject to Company, individual and share price performance and is at risk of forfeiture.

In designing these compensation packages, the compensation committee annually reviews each compensation component and compares its use and level to various internal and external performance standards and market reference points.

Our compensation program for our named executive officers consists of the following components:

•	Base pay. This fixed cash component of compensation is generally used to attract and retain executives, with target salary levels set to be competitive with our Peer Group.

•	Annual incentive compensation. This performance-based component of compensation is funded based on EBITDA performance relative to target and paid as an annual cash bonus pursuant to the STIP. The STIP encourages and rewards achievement of annual financial, safety and operating goals, as well as achievement of company, team and individual objectives.

•	Equity awards under our LTIP. Equity awards under our long-term incentive plan currently consist of the following:

•	Performance-based awards. This component of compensation consists of PVRSU’s, based upon the Company’s cumulative total shareholder return relative to our Peer Group over a three-year period.

•	Time-vested awards. This component of compensation, consisting of time-vested restricted stock unit awards, facilitates retention, aligns executives’ interest with the interests of our shareholders and allows executives to become stakeholders in the Company.

•	Other benefits. The retirement and other benefits are described below.

Board Process and Independent Review of Compensation Program

The compensation committee of our Board is responsible for determining the compensation of our directors and executive officers and for establishing, implementing and monitoring adherence to our executive compensation philosophy. The compensation committee provides oversight on behalf of our Board in reviewing and administering the compensation programs, benefits, incentive and equity-based compensation plans. The compensation committee operates independently of management and receives compensation advice and data from outside independent advisors.

The compensation committee charter authorizes the committee to retain and terminate, as the committee deems necessary, independent advisors to provide advice and evaluation of the compensation of directors or executive officers, or other matters relating to compensation, benefits, incentive and equity-based compensation plans and corporate performance. The compensation committee is further authorized to approve the fees and retention terms of any independent advisor that it retains. The compensation committee has engaged Mercer (US) Inc., an independent consulting firm, (“Mercer”) to serve as the committee’s compensation consultant. In 2013, we paid Mercer and its affiliates approximately $334,000 in aggregate fees for determining or recommending the amount or form of executive and director compensation and approximately $644,000 in aggregate fees for additional services, including salary surveys and actuarial services, a significant portion of which related to our proposed transaction to spin-off certain standard specification assets. The decision to engage Mercer to provide such other services was made by management.

The compensation consultant reports to and acts at the direction of the compensation committee and is independent of management, provides comparative market data regarding executive and director compensation to assist in establishing reference points for the principal components of compensation and provides information regarding compensation trends in the general marketplace, compensation practices of the Peer Group described below, and regulatory and compliance developments. The compensation consultant regularly participates in the meetings of the compensation committee and meets privately with the committee at each committee meeting.

In determining compensation for our CEO, the compensation committee evaluates and assesses his performance related to leadership, financial and operating results, board relations, achievement of team and individual objectives and other considerations. The compensation consultant provides market information and perspectives on market-based adjustments, which are included in the committee’s decision making process. The compensation committee may incorporate these considerations, as well as compensation market information, into its adjustment decisions.

In determining compensation for executive officers other than our CEO, our CEO works with the compensation consultant and our Executive Vice President to review compensation market information and prior compensation decisions and to recommend compensation adjustments to the compensation committee. Our CEO and Executive Vice President may attend compensation committee meetings at the request of the committee, except when the compensation of such individuals is being discussed. The compensation committee reviews and approves all compensation for the named executive officers.

Frequency of Shareholder Advisory Votes

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and in accordance with the requirements of SEC rules, at the 2013 annual general meeting, our shareholders approved, in an advisory vote, the compensation of our named executive officers, with 94% of votes cast being in favor of the proposal. At the 2011 annual general meeting, our shareholders voted, in an advisory vote, to hold an annual advisory vote on the compensation of our named executive officers. After considering the results of the shareholder advisory vote and other factors, our Board determined that the Company will hold an annual advisory vote on the compensation of our named executive officers until (a) the next required vote on the frequency of shareholder votes on the compensation of our named executive officers or (b) the Board otherwise determines that a different frequency for such advisory votes is in the best interests of our shareholders.

Peer Groups and Benchmarking

We compete for talent with employers across many different sectors around the world, but our primary competitive market consists of offshore drilling companies and oilfield service companies. In making compensation decisions for our named executive officers, each element of their total direct compensation is compared against published compensation data and data provided by the compensation consultant. Data from peer groups play an important role in the process used by the compensation committee to determine the design, components and award levels in our executive pay program. The compensation committee conducts a review of the compensation program on an annual basis to ensure that our compensation program works as designed and intended and in light of current market conditions. The following peer groups have been used or are currently being used by the Company for the purposes indicated below:

	Composition	Uses
2013 Peer Group

Atwood Oceanics, Inc.

Cameron International Corp*

Diamond Offshore Drilling, Inc.

Ensco plc.

FMC Technologies Inc.

Helmerich & Payne, Inc.*

National Oilwell Varco, Inc.

Oceaneering International, Inc.

Oil States International, Inc.*

Patterson-UTI Energy, Inc.*

Rowan Companies, Inc.

Superior Energy Services, Inc.*

Transocean Ltd.

Weatherford International Ltd.

*added in 2013 as described below

- Benchmark for comparing each component of compensation program in 2013 and 2014 - PVRSU performance achievement for awards made in 2013 and 2014

	Composition	Uses
2012 Peer Group

Atwood Oceanics, Inc.

Baker Hughes Inc.**

Diamond Offshore Drilling, Inc.

Ensco plc.

FMC Technologies Inc.

Halliburton Company**

Nabors Industries Ltd.**

National Oilwell Varco, Inc.

Oceaneering International, Inc.

Rowan Companies, Inc.

Schlumberger Ltd.**

Seadrill Limited**

Transocean Ltd.

Weatherford International Ltd.

**removed in 2013 as described below

- Benchmark for comparing each component of compensation program in 2012 - PVRSU performance achievement for awards made prior to 2013

Driller Group	Atwood Oceanics Inc. Diamond Offshore Drilling, Inc. ENSCO plc. Nabors Industries Ltd. Rowan Companies, Inc. Transocean, Ltd.

-        Performance bonus portion of the STIP through 2012, where certain performance measures, such as safety and cash operating margin, are more appropriately evaluated against drilling companies

-        PVRSU measurement for awards granted prior to 2010

References to the “Peer Group” mean the 2013 Peer Group or 2012 Peer Group, as the context requires.

The compensation committee conducted an extensive review of the 2012 Peer Group and made the following changes to define the 2013 Peer Group, effective in 2013. The following companies were removed from the Peer Group: Baker Hughes Inc., Halliburton Company, Nabors Industries Ltd., Schlumberger Ltd. and Seadrill Limited. The following companies were added to the Peer Group: Cameron International Corp, Helmerich & Payne, Inc., Oil States International, Inc., Patterson-UTI Energy, Inc. and Superior Energy Services, Inc. These changes resulted from feedback received from shareholders and a thorough review of the 2012 Peer Group, with a focus on size as measured by revenue and market capitalization, scope and type of operations, sources for executive talent, best pay practices and availability of pay data. We believe that the 2013 Peer Group best reflects the group of companies with which we most closely compete operationally and for executive talent. As of December 31, 2013, we rank at the 43rd percentile and 57th percentile of the 2013 Peer Group based on revenues and market capitalization, respectively.

For performance-based restricted stock granted prior to 2010, we measure achievement of performance goals against the metrics in effect when those awards were made. For more details, see “How Amounts for Compensation Components are Determined – Long-Term Incentives.”

The compensation committee benchmarks compensation of the named executive officers to the compensation of individuals in like positions in the companies included in the Peer Group. The compensation committee does not benchmark executive compensation to specific levels or percentiles of the Peer Group, but instead endeavors to be competitive with the Peer Group with respect to the various components and the aggregate level of compensation of officers in comparable positions. The compensation committee believes that this approach gives the committee the flexibility to respond to individual circumstances and offer competitive compensation packages to our executives.

How Amounts for Compensation Components are Determined

Base Salary. Base salary levels of the named executive officers were determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the named executive officer’s experience, leadership, prior contribution to the Company’s success, the Company’s overall annual budget for merit increases and the named executive officer’s individual performance in the prior year. The compensation committee conducts an annual review of the base salaries of named executive officers by taking into account these factors. In February 2013, the compensation committee reviewed base salaries for the named executive officers as part of the committee’s regularly scheduled review of salaries, and determined to adjust base salaries at that time for our named executive officers. Base salaries for 2013 for our named executive officers were as follows: Mr. Williams – $1,050,000; Ms. Robertson – $575,000; Mr. MacLennan – $440,000; Mr. Hunt – $435,000; and Mr. Wolford – $400,000. For the named executive officers serving the Company at December 31, 2013, base salary for 2013 averaged at the 45th percentile of the market of like positions within the 2013 Peer Group.

In February 2014, the compensation committee reviewed base salaries for the named executive officers as part of the committee’s regularly scheduled review of salaries and determined base salaries at that time for our named executive officers. The decision was based on Company performance in 2013 and the evaluation of market data. As a result, base salaries for 2014 for our named executive officers are as follows: Mr. Williams – $1,050,000; Ms. Robertson – $595,000; Mr. MacLennan – $475,000; and Mr. Wolford – $425,000. Mr. Hunt retired from the Company effective March 4, 2014.

Short-Term Incentive Plan. The STIP gives participants, including the named executive officers, the opportunity to earn annual cash bonuses in relation to specified target award levels defined as a percentage of their base salaries. Plan award sizes were developed considering market data and internal equity. For each of the named executive officers, the combination of base salary plus target award averaged at the 45th percentile of the market of like positions within the 2013 Peer Group.

The success of the Company is tied to the achievement of key performance goals that include annual company and business unit financial and operating objectives, as well as individual and team performance. In addition, our business requires the successful ongoing planning and execution of a complex capital expansion program to meet the needs of our customers, and the successful management and execution of strategic initiatives.

In late 2012, the compensation committee reviewed and amended the STIP, effective for the 2013 plan year. The changes to the STIP are summarized as follows:

•	the discretionary bonus was eliminated, and all amounts paid under the STIP are now performance-based;

•	the aggregate funding of the STIP is determined based on EBITDA performance relative to target;

•	individual payouts are performance based and based on EBITDA and safety, and achievement of specific company, team and individual objectives; and

•	the potential upside adjustments for performance relative to drilling peers were eliminated, and largely duplicative division goals were eliminated for corporate employees.

The material provisions of the 2013 STIP are as follows:

Purpose	To tie annual cash bonuses directly to specific annual financial and operating goals, accomplishment of team and individual objectives, and other key accomplishments

Plan funding	The aggregate funding of the 2013 STIP is determined based on EBITDA performance relative to target

Target awards	For our named executive officers, 65 percent of base salary to 100 percent of base salary, with the latter target award set only for our CEO. For 2014, 65 percent of base salary to 110 percent of base salary, with the latter target award set only for our CEO.

Potential range of awards	For our named executive officers, zero to 200 percent of base salary for our CEO and from zero to 130 percent of base salary for the named executive officer with the lowest target award. For 2014, zero to 220 percent of base salary for our CEO and from zero to 130 percent of base salary for the named executive officer with the lowest target award.

Components	(1) Performance (EBITDA and safety results) (50%) and (2) Achievement of Goals (50%)

Performance Component. The Performance Component comprises 50% of the total target STIP award and is calculated by measuring actual performance against the performance goals set annually by the compensation committee. The weighted percentage of corporate goal achievement of 145 percent corresponds to an applicable multiplier under the STIP of 1.45, which resulted in a calculated performance bonus for the named executive officers equal to 1.45 times their target performance bonus.

While individual Performance Components are calculated based on EBITDA and safety, the overall funding of the 2013 STIP is based solely on EBITDA performance relative to target, plus up to a 20% additional amount to be determined by the Committee. Based on EBITDA performance, the STIP funded at 115% of target funding. The Committee included a portion, but not all, of the additional amount permitted under the STIP to fund the STIP at 132% of target funding. As a result of this performance-based STIP funding mechanism, the maximum performance bonus for our named executive officers was reduced from the calculated amount of 145% of target to the funded amount of 132% of target.

The calculation of the Performance Component for corporate personnel, including the named executive officers, is set forth in the following table.

Components of Performance Bonus	How Determined	Weighting (A)	2013 Results	Adjustment Factor (B)	Component Payout (A)*(B)
EBITDA	EBITDA relative to target	0.65	Actual EBITDA of $2.007 billion was 102.3% of the EBITDA target of $1.962 billion	1.15	0.75

Safety results	Lost time incident rate (LTIR) versus International Association of Drilling Contractors (IADC) average	0.35	LTIR of 0.05 compared to IADC average of 0.17	2.00	0.70
				Goal Achievement	1.45
				Performance Component (as funded)	1.32

The performance bonuses for the 2013 plan year paid to the named executive officers who were eligible to receive a STIP award are included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Achievement of Goals Component. Fifty percent (50%) of the total target STIP award is based on the achievement of specific individual, team and company goals (the “Goals Component”). The compensation committee approved specific goals relating to our financial results, newbuild program, strategic initiatives, operational performance and safety results to be considered for our CEO when determining the Goals Component of his STIP. The compensation committee reviewed these objectives in light of his and the company’s overall performance during 2013 and awarded Mr. Williams an aggregate bonus under the STIP, consisting of the Performance Component and Goals Component, of $1,500,000. The compensation committee also reviewed the Goals Component of the other named executive officers in light of his or her and the Company’s 2013 performance. The Goals Component of the STIP for the 2013 plan year paid to the named executive officers is included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

For the 2013 plan year, the compensation committee approved total STIP payouts applicable to the other named executive officers. The total STIP payout for our Chief Executive Officer was recommended by the compensation committee for approval by the full Board.

Long-Term Incentives. We think it is important to reward executive officers and key employees who experienced superior performance in their current position, as well as the likelihood of high-level performance in the future, with equity compensation, in keeping with our overall compensation philosophy to align executives’ and employees’ interests with the interests of our shareholders. The amount of long-term incentive compensation is determined annually based on the analysis of competitive data. The table below sets forth the components of the 2012, 2013 and 2014 awards:

Year	PVRSU’s	Time- vested RSU’s	Stock Options
2012	40%	40%	20%
2013	50%	50%	N/A
2014	50%	50%	N/A

PVRSU’s. PVRSU’s vest based on the achievement of specified corporate performance criteria over a three-year performance cycle (currently cumulative TSR). The number of PVRSU’s awarded to a participant equals the number of units that would vest if the maximum level of performance for a given performance cycle is achieved. The number of such units that vests is determined after the end of the applicable performance period. Any PVRSU’s that do not vest are forfeited. Upon satisfaction of the performance criteria and vesting, PVRSU’s convert into unrestricted shares. Holders of PVRSU’s are entitled to receive dividend equivalents. The market price of our shares at the time of award, the difficulty in achieving the performance targets and the accounting valuation of the award are used to calculate the number of PVRSU’s awarded.

In setting the target number of PVRSU’s, the compensation committee takes into consideration market data, the award’s impact on total compensation, the performance of the executive during the last completed year, and the potential for further contributions by the executive in the future.

The compensation committee approved the target award levels in the tables below because it believes that if the Company performs at or above the 51st percentile relative to the companies in the Peer Group, compensation levels should be commensurate with this performance. If the Company performs below this level, our compensation levels should be lower than the 50th percentile. The maximum number of PVRSU’s that can be awarded is 200% of the target award level.

To determine the number of PVRSU’s that will vest, the percentile ranking of TSR for our shares is computed relative to the companies in the Peer Group at the end of the performance cycle. Then, the Peer Group percentile ranking is cross-referenced in the table below to determine the percentage of PVRSU’s that will vest. The performance thresholds in the below table are applicable for the 2011-2013 performance cycle (vested in early 2014), the 2012-2014 performance cycle (vests in early 2015), the 2013-2015 performance cycle (vests in early 2016) and the 2014-2016 performance cycle (vests in early 2017).

TSR Relative to the Peer Group	Percentage of Maximum PVRSU’s Vesting (1)
90%ile and greater (maximum)	100%
75%ile (above target)	75%
51%ile (target)	50%
25%ile (threshold)	25%
Below 25%ile (below threshold)	0%

(1)	Values between those listed are interpolated on a linear basis. Each percentage represents a percentage of the total number of restricted stock units awarded for the maximum level of performance for the performance cycle.

In the past three years, our named executive officers have forfeited a substantial portion of performance-based restricted shares and units. The following table describes performance-vested restricted shares and units that have recently vested and been forfeited in the years below. The performance awards for these cycles were measured against the performance thresholds in place at the time the awards were granted.

Performance Cycle	Vesting Date	Performance Measure	Percent Vested	Percent Forfeited
2009-2011	February 2012	TSR relative to (1) Dow Jones U.S. Oil Equipment & Services Index and (2) Driller Group (substituting Helmerich & Payne, Inc. for Atwood Oceanics Inc.)	21.35%	78.65%

2010-2012	February 2013	TSR relative to 2012 Peer Group (as comprised at YE 2012)	0%	100%

2011-2013	February 2014	TSR relative to 2012 Peer Group (as comprised at YE 2012)	45.34%	54.66%

Time-Vested RSU’s. Time-vested RSU’s vest one-third per year over three years commencing one year from the award date. Upon vesting, these units convert automatically into unrestricted shares. Holders of time-vested RSU’s are entitled to receive dividend equivalents on the restricted stock units. Our compensation committee believes that time-vested RSU’s remain an important element of compensation as they promote retention, reward individual and team achievement and align executives with the interests of shareholders.

Stock Options. Nonqualified stock options granted prior to 2013 vest one-third per year over three years commencing one year from the grant date and expire 10 years after the grant date. All options granted have an exercise price equal to the grant date fair market value of our shares, and the number of options granted is based on the Black-Scholes option pricing model. In considering feedback from shareholders, and with a goal of balancing the need to have a performance-based program while considering the need for retention in our highly competitive sector, the compensation committee determined that an equal balance of PVRSU’s and time-vested RSU’s was appropriate. Beginning in 2013, stock options are no longer granted.

The total value of long-term incentive awards is developed considering our objectives for this component of total compensation relative to the pay of the companies in the Peer Group and is set to be competitive with the Peer Group. Our CEO recommends for consideration and approval by the compensation committee the total value of awards for all positions other than his own. The compensation committee determines the total award value of awards for our CEO and, based in part on the CEO’s recommendations, the other positions.

Awards granted under the 1991 Plan that have not vested may be subject to accelerated vesting upon the occurrence of certain events. The vesting of awards are subject to acceleration upon the death, Disability or Retirement of the employee or a Change in Control of the Company (as set forth, and as such terms are defined, in the 1991 Plan, the grant agreements relating to such awards or the change of control employment agreements).

Retirement and Other Benefits

We offer retirement programs that are intended to supplement the personal savings and social security for covered officers and other employees. The programs include the Noble Drilling Corporation 401(k) Savings Plan, the Noble Drilling Corporation 401(k) Savings Restoration Plan, the Noble Drilling Corporation Salaried Employees’ Retirement Plan, the Noble Drilling Corporation Retirement Restoration Plan, and the Noble Drilling Corporation Profit Sharing Plan. The Company believes that these retirement programs assist the Company in maintaining a competitive position in attracting and retaining officers and other employees. A description of these plans, including eligibility and limits, is set forth in the following table.

Plan	Description and Eligibility	Benefits and Vesting
401(k) Savings Plan	Qualified plan that enables qualified employees, including the named executive officers, to save for retirement through a tax-advantaged combination of employee and Company contributions.	Matched at the rate of $0.70 to $1.00 per $1.00 (up to 6% of base pay) depending on years of service. Fully vested after three years of service or upon retirement, death or disability.

401(k) Savings Restoration Plan	Unfunded, nonqualified employee benefit plans under which highly compensated employees may defer compensation in excess of 401(k) plan limits.	Matching and vesting provisions mirror 401(k) Savings Plan to the extent an employee is prohibited from participating in the 401(k) Savings Plan

Profit Sharing Plan	Qualified defined contribution plan. Availably to employees hired after August 1, 2004 who do not participates in the Salaried Employees’ Retirement Plan.	Company made annual discretionary contribution of 3.0% of base pay for 2013. Fully vested after three years of service or upon retirement, death or disability.

Retirement Plan and Retirement Restoration Plan	Qualified defined benefit pension plan. Availably to participants originally hired on or before July 31, 2004.	Benefits are determined by years of service and average monthly compensation. Eligible compensation in excess of IRS annual compensation limit for a given year is considered in the Retirement Restoration Plan.

For additional information regarding these plans, please see the description following the tables captioned “Nonqualified Deferred Compensation” and “Pension Benefits.”

Other Benefits. The Company provides named executive officers with perquisites and other personal benefits that the Company and the compensation committee believe are reasonable and consistent with its overall compensation program. Attributed costs of perquisites for the named executive officers for the year ended December 31, 2013 are included in the All Other Compensation column of the Summary Compensation Table.

The Company provides healthcare, life and disability insurance, and other employee benefit programs to its employees, including its named executive officers, which the Company believes assists in maintaining a competitive position in terms of attracting and retaining officers and other employees. These employee benefits plans are provided on a non-discriminatory basis to all employees.

Expatriate Benefits for Employees in the United Kingdom

In connection with the Company’s change in place of incorporation from Switzerland to the United Kingdom in 2013, Mr. Williams, Ms. Robertson and Mr. MacLennan were relocated from Geneva, Switzerland to London, England and received certain relocation benefits. These relocation benefits were benchmarked against our peers and we believe are customary for expatriates in this market and appropriate and necessary to maintain our management team, including the named executive officers. We provided similar relocation benefits to our other expatriate employees, including non-executive employees, who relocated to Geneva, and subsequently, to London. The relocation package includes (i) a lump sum relocation allowance of one month’s base salary; (ii) temporary housing for up to six months; and (iii) standard outbound services, including “house hunting” trips and shipment of personal effects.

All of the named executive officers located in our Geneva office (prior to our 2013 change in place of incorporation) and in our London office (following our 2013 change in place of incorporation) receive the following expatriate benefits:

•	a housing allowance of between CHF 16,150 and CHF 19,475 per month (between GBP 15,600 and GBP 18,525 per month);

•	a car allowance of CHF 1,500 per month (GBP 1,140);

•	a foreign service premium of 16 percent of base pay;

•	a resident area allowance of ten percent of base pay;

•	reimbursement or payment of school fees for eligible dependents to age 19, or through high school equivalency; and

•	an annual home leave allowance equivalent to an advance purchase business class round-trip ticket for the employee, spouse and eligible dependents back to their point of origin.

The housing and car allowances, foreign service premium and resident area premium are provided for five years from the date of such individual’s most recent relocation. We also provide tax equalization for the employees, including the named executive officers, for five years so that their overall tax liability will be equal to their “stay at home” U.S. tax liability with respect to their base salary, annual bonus, foreign service premium, resident area allowance and incentive plan awards.

Share Ownership Policy

In early 2014, we adopted a share ownership policy that includes minimum share ownership requirements for all of our directors and officers, including the named executive officers. The share ownership policy prohibits sales of Company shares unless such ownership requirements are satisfied. The Company’s share ownership guidelines for our executives are set forth below.

Position	Minimum Ownership (Multiple of Base Salary)
Chief Executive Officer	5.0 times
Executive Vice President and Senior Vice Presidents	4.0 times

The Company’s share ownership policy for our outside directors is six times their annual retainer, or $300,000.

Securities Trading Policy

The Company’s Policy on Trading in Company stock prohibits hedging or short sale transactions or buy or sell puts or calls involving Company securities, and prohibits purchases of Company securities on margin.

Determination of Timing of Equity-Based Awards

The Company’s practice has been to award restricted shares or restricted stock units to new executives contemporaneously with their hire date and annually to current executives at regularly-scheduled meetings of the compensation committee following the public release of the immediately preceding quarter’s financial results and any other material nonpublic information.

Change of Control Arrangements

Certain of the named executive officers serving at December 31, 2013 are parties to change of control employment agreements which we have offered to certain senior executives since 1998. These agreements become effective only upon a change of control (within the meaning set forth in the agreement). If a defined change of control occurs and the employment of the named executive officer is terminated either by us (for reasons other than death, disability or cause) or by the officer (for good reason or upon the officer’s determination to leave without any reason during the 30-day period immediately following the first anniversary of the change of control), which requirements can be referred to as a “double trigger”, the executive officer will receive payments and benefits set forth in the agreement. The terms of the agreements are summarized in this annual report under the caption “Potential Payments on Termination or Change of Control—Change of Control Employment Agreements.” We believe a “double trigger” requirement, rather than a “single trigger” requirement (which would be satisfied simply if a change of control occurs), increases shareholder value because it prevents an immediate unintended windfall to the named executive officers in the event of a friendly (non-hostile) change of control.

In October 2011, the Board of Directors approved a new form of change of control employment agreement for executive officers. The terms of the new form of employment agreement are substantially the same as the prior agreements described below, except the new form only provides benefits in the event of certain terminations by us for reasons other than death, disability or “cause” or by the officer for “good reason” and does not provide for an Excise Tax Payment. Mr. MacLennan is party to a change of control employment agreement in the form approved in October 2011. In February 2012, the Board of Directors approved further changes to the form of change of control agreement and the 1991 Plan to revise the definition of change in control such that the percentage of our shares that must be acquired by an individual, entity or group to trigger a change in control was increased from 15% to 25%. Mr. Wolford is party to this new form of employment agreement.

Also in October 2011, the compensation committee approved new forms of equity award agreements for executive officers under the 1991 Plan such that the definition of change of control in these agreements would be consistent with the definition of change of control in the award agreements for all employees.

Impact of Accounting and Tax Treatments of Compensation

In recent years the compensation committee has increased the proportion of annual long-term incentive compensation to our named executive officers represented in the form of restricted shares or restricted stock units as compared to nonqualified stock options. This compensation committee action reflects, among other things, the changes in accounting standards modifying the accounting treatment of nonqualified stock options. The compensation committee intends to continually monitor these issues regarding tax and accounting regulations, overall effectiveness of the programs and best practices.

The compensation committee intends to retain flexibility to design compensation programs, even where compensation payable under such programs may not be fully deductible, if such programs effectively recognize a full range of criteria important to the Company’s success and result in a gain to the Company that would outweigh the limited negative tax effect.

Conclusion

We believe our compensation program’s components and levels are appropriate for our industry and provide a direct link to enhancing shareholder value and advancing the core principles of our compensation philosophy and objectives to ensure the long-term success of the Company. We will continue to monitor current trends and issues in our industry, as well as the effectiveness of our program with respect to our named executive officers, to properly consider whether to modify our program where and when appropriate.

The following compensation committee report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules, except for the required disclosure herein, or to the liabilities of Section 18 of the Exchange Act, and such information shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

COMPENSATION COMMITTEE REPORT

To the Shareholders of Noble Corporation plc:

The compensation committee of the Board has reviewed and discussed with management of the Company the Compensation Discussion and Analysis included herein. Based on such review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

COMPENSATION COMMITTEE

Michael A. Cawley, Chair

Julie H. Edwards

Gordon T. Hall

Jon A. Marshall

The following table sets forth the compensation of the person who served as our Chief Executive Officer during 2013, the persons who served as our principal financial officer during 2013, and the other executive officers of the Company who we have determined are our named executive officers for 2013 pursuant to the applicable rules of the SEC (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)		Total
David W. Williams	2013	$1,045,833	$—	$7,258,735	$—	$1,500,000	$139,106	$1,840,708	(5)	$11,784,382
Chairman, President and	2012	$1,000,000	$125,000	$5,149,791	$1,197,540	$375,000	$781,341	$1,655,449	(5)	$10,284,121
Chief Executive Officer	2011	$1,000,000	$300,000	$4,785,892	$1,195,471	$250,000	$470,598	$1,736,781	(5)	$9,738,742

Julie J. Robertson	2013	$571,667	$—	$2,568,495	$—	$650,000	$-229,860	$1,190,135	(6)	$4,750,437
Executive Vice President and Corporate Secretary	2012	$531,667	$82,250	$1,974,074	$459,065	$160,500	$995,128	$1,059,256	(6)	$5,261,940
	2011	$495,000	$121,000	$1,834,579	$458,264	$99,000	$817,611	$1,080,066	(6)	$4,905,520

James A. MacLennan	2013	$434,583	$—	$1,898,461	$—	$420,000	$59,324	$1,258,510	(7)	$4,070,878
Senior Vice President and Chief Financial Officer (7)	2012	$366,667	$43,621	$2,692,784	$778,530	$82,757	$44,643	$1,220,306	(7)	$5,229,308

Roger B. Hunt(8)	2013	$433,750	$—	$1,563,444	$—	$425,000	$—	$668,670	(9)	$3,090,864
Senior Vice President – Marketing and Contracts	2012	$417,167	$57,375	$1,201,603	$279,424	$110,250	—	$819,826	(9)	$2,885,645
	2011	$386,000	$82,450	$1,276,246	$318,793	$67,550	—	$665,437	(9)	$2,796,476

Bernie G. Wolford	2013	$395,833	$—	$1,898,461	$—	$375,000	$113,666	$539,650	(10)	$3,322,610
Senior Vice President – Operations

(1)	The Discretionary Bonuses awarded under the applicable STIP are disclosed in the Bonus column. The cash Performance Bonuses awarded under the STIP are disclosed in the Non-Equity Incentive Plan Compensation column.

(2)	Represents the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. A description of the assumptions made in our valuation of restricted shares and stock option awards is set forth in Note 7 to our audited consolidated financial statements in the 2013 Form 10-K. The maximum value of the performance-based restricted stock awards, calculated as the maximum number of shares that may be issued multiplied by the market price of the shares on the grant date is as follows: Mr. Williams – $6,581,804; Ms. Robertson – $2,328,964; Mr. MacLennan – $1,721,415; Mr. Hunt – $1,417,641; and Mr. Wolford – $1,721,415.

(3)	The amounts in this column represent the aggregate change in the actuarial present value of each named executive officer’s accumulated benefit under the Noble Drilling Corporation Salaried Employees’ Retirement Plan and the Noble Drilling Corporation Retirement Restoration Plan for the year. Does not include any amounts that are above-market or preferential earnings on deferred compensation.

(4)	The amount in All Other Compensation includes foreign service employment benefits paid in connection with the relocation of each named executive officer to our principal executive offices in London, England as follows:

	Year	Relocation Allowance	Housing /Auto Allowance*	Foreign Service Premium	Resident Area Allowance	Reimbursement of School Fees*	Moving Expenses	Foreign Tax Payment*
David W. Williams	2013	$87,500	$296,841	$167,333	$95,833	$—	$50,002	$657,610
	2012	—	$270,199	$160,004	$91,671	—	—	$820,079
	2011	—	$289,765	$160,008	$82,500	—	—	$837,372

Julie J. Robertson	2013	$47,917	$270,038	$91,467	$52,375	$—	$22,378	$505,215
	2012	—	$251,842	$85,070	$48,708	—	—	$538,981
	2011	—	$270,079	$79,200	$40,832	—	—	$537,777

James A. MacLennan	2013	$36,667	$250,714	$69,533	$40,333	$—	$48,709	$680,142
	2012	$43,720	$227,366	$58,667	$36,673	—	$159,633	$448,555

Roger B. Hunt	2013	$—	$116,707	$40,400	$21,625	$6,084	$40,698	$314,023
	2012	—	$235,967	$66,746	$38,216	$31,832	—	$350,535
	2011	—	$243,831	$61,752	$31,856	$16,597	—	$229,318

Bernie G. Wolford	2013	$—	$106,075	$34,000	$19,583	$6,584	$10,628	$260,208

*

Under the tax equalization policy, the executive is responsible for funding the theoretical U.S. tax liability, which is effected through regular payroll deductions we generally refer to as “Hypothetical Tax Deductions.” Hypothetical Tax Deductions are based on an estimate of the executive’s anticipated U.S. theoretical tax liability. When an executive’s actual U.S. tax return is prepared, the corresponding tax equalization calculation reconciles the amount of Hypothetical Tax Deductions withheld during the year to the executive’s final theoretical U.S. liability. If the Hypothetical Tax Deductions are not sufficient to satisfy the tax liability, any difference is paid by the executive to the Company. Any Hypothetical Tax Deductions in excess of the actual tax liability are refunded to the executive. Foreign Tax Payments above represent actual U.K. and Swiss taxes remitted, less the executive’s Hypothetical Tax Deductions for such year.

(5)	In addition to the foreign service employment benefits described above, the amount in All Other Compensation includes Company contributions to the Noble Drilling Corporation 401(k) Savings Plan, dividends and returns of capital paid by the Company on restricted stock units ($442,768 for 2013, $285,563 for 2012 and $344,653 for 2011), an annual home leave allowance, and premiums paid by the Company for life, AD&D and business travel and accident insurance and for tax preparation services.

(6)	In addition to the foreign service employment benefits described above, the amount in All Other Compensation includes Company contributions to the Noble Drilling Corporation 401(k) Savings Plan, dividends and returns of capital paid by the Company on restricted stock units ($164,386 for 2013, $103,322 for 2012 and $124,818 for 2011), an annual home leave allowance, and premiums paid by the Company for life, AD&D and business travel and accident insurance and for tax preparation services.

(7)	Mr. MacLennan was appointed Senior Vice President, Chief Financial Officer and Controller effective January 9, 2012. In addition to the foreign service employment benefits described above, the amount in All Other Compensation includes Company contributions to the Noble Drilling Corporation 401(k) Savings and the Noble Drilling Corporation Retirement Restoration Plan during 2013, dividends and returns of capital paid by the Company on restricted stock units ($104,210 for 2013 and $52,138 for 2012), a sign-on bonus ($175,000 for 2012), an annual home leave allowance, and premiums paid by the Company for life and AD&D and for tax preparation services.

(8)	Mr. Hunt retired from the Company effective March 4, 2014.

(9)	In addition to the foreign service employment benefits described above, the amount in All Other Compensation includes Company contributions to the Noble Drilling Corporation 401(k) Savings Plan, a contribution to the Profit Sharing Plan, dividends and returns of capital paid by the Company on restricted stock units ($104,214 for 2013, $67,090 for 2012, and $54,982 for 2011), an annual home leave allowance, and premiums paid by the Company for life, AD&D and business travel and accident insurance and for tax preparation services.

(10)	The amount in All Other Compensation includes Company contributions to the Noble Drilling Corporation 401(k) Savings Plan, dividends and returns of capital paid by the Company on restricted stock units ($79,050), an annual home leave allowance, and premiums paid by the Company for life, AD&D and business travel and accident insurance and for tax preparation services.

The following table sets forth certain information about grants of plan-based awards during the year ended December 31, 2013 to each of the named executive officers.

GRANTS OF PLAN–BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards (5)
		Thresh- old ($)	Target ($)	Maximum ($)	Thresh- old (#)	Target (#)	Maximum (#)
David W. Williams	February 1, 2013	$525,000	$1,050,000	$2,100,000	39,726	79,452	158,904	79,452	—	—	$7,258,735

Julie J. Robertson	February 1, 2013	$230,000	$460,000	$920,000	14,057	28,114	56,228	28,114	—	—	$2,568,495

James A MacLennan	February 1, 2013	$154,000	$308,000	$616,000	10,390	20,780	41,560	20,780	—	—	$1,898,461

Roger B. Hunt	February 1, 2013	$152,250	$304,500	$609,000	8,557	17,113	34,226	17,113	—	—	$1,563,444

Bernie G. Wolford	February 1, 2013	$140,000	$280,000	$560,000	10,390	20,780	41,560	20,780	—	—	$1,898,461

(1)	Represents the dollar value of the applicable range (threshold, target and maximum amounts) of Performance Bonuses awarded under the STIP. The Performance Bonus awarded to the named executive officers under the STIP is set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	Represents performance-vested restricted stock units awarded during the year ended December 31, 2013 under the 1991 Plan.

(3)	Represents time-vested restricted stock units awarded during the year ended December 31, 2013 under the 1991 Plan.

(4)	Represents nonqualified stock options granted during the year ended December 31, 2013 under the 1991 Plan.

(5)	Represents the aggregate grant date fair value of the award computed in accordance with FASB ASC Topic 718 based on the maximum future payouts under the equity incentive plan awards.

For a description of the material terms of the awards reported in the Grants of Plan-Based Awards table, including performance-based conditions and vesting schedules applicable to such awards, see “Compensation Discussion and Analysis – How Amounts for Compensation Components are Determined.”

The following table sets forth certain information about outstanding equity awards at December 31, 2013 held by the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
David W. Williams	29,767	59,535	(5)	$36.815	February 3, 2022	144,128	(8)	$5,400,476	219,231	(13)	$8,214,586
	60,377	30,189	(6)	$37.71	February 4, 2021
	69,449	—		$39.46	February 6, 2020
	101,092	—		$24.66	February 25, 2019
	51,426	—		$43.01	February 7, 2018
	27,460	—		$35.79	February 13, 2017
	100,000	—		$31.505	September 20, 2016

Julie J. Robertson	11,411	22,822	(5)	$36.815	February 3, 2022	52,907	(9)	$1,982,425	81,695	(14)	$3,061,112
	23,144	11,573	(6)	$37.71	February 4, 2021
	20,713	—		$39.46	February 6, 2020
	39,058	—		$24.66	February 25, 2019
	21,713	—		$43.01	February 7, 2018
	22,884	—		$35.79	February 13, 2017
	23,752	—		$37.925	February 2, 2016
	34,000	—		$26.46	April 27, 2015
	17,996	—		$18.78	April 20, 2014

James A. MacLennan	6,945	13,892	(5)	$36.815	February 3, 2022	63,623	(10)	$2,383,954	36,748	(15)	$1,376,948
	14,934	29,869	(7)	$30.58	January 9, 2022

Roger B. Hunt	6,945	13,892	(5)	$36.815	February 3, 2022	32,912	(11)	$1,233,213	52,106	(16)	$1,952,412
	16,100	8,051	(6)	$37.71	February 4, 2021
	12,184	—		$39.46	February 6, 2020

Bernie G. Wolford	5,457	10,915	(5)	$36.815	February 3, 2022	29,809	(12)	$1,116,943	36,893	(17)	$1,382,381
	3,018	1,510	(6)	$37.71	February 4, 2021

(1)	For each named executive officer, represents nonqualified stock options granted under the 1991 Plan.

(2)	Except as otherwise noted, the numbers in this column represent time-vested restricted stock units awarded under the 1991 Plan.

(3)	The market value was computed by multiplying the closing market price of the shares at December 31, 2013 ($37.47 per share) by the number of units that have not vested.

(4)	The numbers in this column represent performance-vested restricted stock units and are calculated based on the assumption that the applicable target performance goal is achieved.

(5)	One-third of the options granted are exercisable on each of February 3, 2013, February 3, 2014, and February 3, 2015.

(6)	One-third of the options granted are exercisable on each of February 4, 2012, February 4, 2013, and February 4, 2014.

(7)	One-third of the options granted are exercisable on each of January 9, 2013, January 9, 2014, and January 9, 2015.

(8)	Of these units, 26,484 vested on February 1, 2014, 21,730 vested on February 3, 2014, 21,215 vested on February 4, 2014, 26,484 will vest on February 1, 2015, 21,731 will vest on February 3, 2015 and 26,484 will vest on February 1, 2016.

(9)	Of these units, 9,371 vested on February 1, 2014, 8,330 vested on February 3, 2014, 8,133 vested on February 4, 2014, 9,371 will vest on February 1, 2015, 8,330 will vest on February 3, 2015 and 9,372 will vest on February 1, 2016.

(10)	Of these units, 16,351 vested on January 9, 2014, 6,926 vested on February 1, 2014, 5,070 vested on February 3, 2014, 16,351 will vest on January 9, 2015, 6,927 will vest on February 1, 2015, 5,071 will vest on February 3, 2015 and 6,927 will vest on February 1, 2016.

(11)	Of these units, 5,704 vested on February 1, 2014, 5,070 vested on February 3, 2014, 5,658 vested on February 4, 2014, 5,704 will vest on February 1, 2015, 5,071 will vest on February 3, 2015 and 5,705 will vest on February 1, 2016.

(12)	Of these units, 6,926 vested on February 1, 2014, 3,984 vested on February 3, 2014, 1,061 vested on February 4, 2014, 6,927 will vest on February 1, 2015, 3,984 will vest on February 3, 2015 and 6,927 will vest on February 1, 2016.

(13)	Includes 79,452, 68,435, and 71,344 performance-vested restricted stock units that will vest, if at all, based on the applicable performance measures over the 2013-2015, 2012-2014, and 2011-2013 performance cycles; 64,694 performance-vested restricted stock units awarded in 2011 for the 2011-2013 performance cycle vested and the remaining units were forfeited subsequent to December 31, 2013.

(14)	Includes 28,114, 26,233, and 27,348 performance-vested restricted stock units that will vest, if at all, based on the applicable performance measures over the 2013-2015, 2012-2014, and 2011-2013 performance cycles; 24,799 performance-vested restricted stock units awarded in 2011 for the 2011-2013 performance cycle vested and the remaining units were forfeited subsequent to December 31, 2013.

(15)	Includes 20,780 and 15,968 performance-vested restricted stock units that will vest, if at all, based on the applicable performance measures over the 2013-2015 and 2012-2014 performance cycles.

(16)	Includes 17,113, 15,968, and 19,025 performance-vested restricted stock units that will vest, if at all, based on the applicable performance measures over the 2013-2015, 2012-2014, and 2011-2013 performance cycles; 17,251 performance-vested restricted stock unit awarded in 2011 for the 2011-2013 performance cycle vested and the remaining units were forfeited subsequent to December 31, 2013.

(17)	Includes 20,780, 12,546, and 3,567 performance-vested restricted stock units that will vest, if at all, based on the applicable performance measures over the 2013-2015, 2012-2014, and 2011-2013 performance cycles; 3,234 performance-vested restricted stock units awarded in 2011 for the 2011-2013 performance cycle vested and the remaining units were forfeited subsequent to December 31, 2013.

The following table sets forth certain information about the amounts received upon the exercise of options or the vesting of restricted shares during the year ended December 31, 2013 for each of the named executive officers on an aggregated basis.

OPTION EXERCISES AND STOCK VESTED

	Option Awards (1)		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
David W. Williams	—	—	62,205	$2,514,259
Julie J. Robertson	—	—	22,207	$899,448
James A. MacLennan	—	—	21,420	$797,215
Roger B. Hunt	—	—	14,106	$571,798
Bernie G. Wolford	—	—	7,493	$296,126

(1)	Represents non-qualified stock option grants and restricted share unit awards under the 1991 Plan for each named executive officer.

(2)	The value is based on the difference in the market price of the shares at the time of exercise and the exercise price of the options.

(3)	The value is based on the average of the high and low stock price on the vesting date multiplied by the aggregate number of shares that vested on such date.

The following table sets forth certain information about retirement payments and benefits under Noble Drilling Corporation defined benefit plans for each of the named executive officers.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (1)(2)	Payments During Last Fiscal Year ($)
David W. Williams	Salaried Employees’ Retirement Plan	7.281	$194,614	—
	Retirement Restoration Plan	7.281	$1,879,577	—

Julie J. Robertson	Salaried Employees’ Retirement Plan	25.000	$694,505	—
	Retirement Restoration Plan	25.000	$3,272,720	—

James A. MacLennan	Salaried Employees’ Retirement Plan	1.978	$47,651	—
	Retirement Restoration Plan	1.978	$56,316	—

Roger B. Hunt (3)	Salaried Employees’ Retirement Plan	—	—	—
	Retirement Restoration Plan	—	—	—

Bernie G. Wolford	Salaried Employees’ Retirement Plan	15.752	$316,283	—
	Retirement Restoration Plan	15.752	$215,725	—

(1)	Computed as of December 31, 2013, which is the same pension plan measurement date used for financial statement reporting purposes for our audited consolidated financial statements and notes thereto included in the 2013 Form 10-K.

(2)	For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of 65, as defined in the Noble Drilling Corporation Salaried Employees’ Retirement Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 7 to our audited consolidated financial statements in the 2013 Form 10-K.

(3)	Not a participant in the Noble Drilling Corporation Salaried Employees’ Retirement Plan or the Noble Drilling Corporation Retirement Restoration Plan during 2013.

Under the Noble Drilling Corporation Salaried Employees’ Retirement Plan, the normal retirement date is the date that the participant attains the age of 65. The plan covers salaried employees, but excludes certain categories of salaried employees including any employees hired after July 31, 2004. A participant’s date of hire is the date such participant first performs an hour of service for the Company or its subsidiaries, regardless of any subsequent periods of employment or periods of separation from employment with the Company or its subsidiaries. David W. Williams was employed by a subsidiary of the Company from May to December 1994. Under the plan, Mr. Williams became a participant of the plan effective January 1, 2008, upon completion of a requisite period of employment. Mr. MacLennan and Mr. Wolford are also eligible to participate in the plan as a result of their prior service with the Company.

A participant who is employed by the Company or any of its affiliated companies on or after his or her normal retirement date (the date that the participant attains the age of 65) is eligible for a normal retirement pension upon the earlier of his or her required beginning date or the date of termination of his or her employment for any reason other than death or transfer to the employment of another of the Company’s affiliated companies. Required beginning date is defined in the plan generally to mean the April 1 of the calendar year following the later of the calendar year in which a participant attains the age of 70 1/2 years or the calendar year in which the participant commences a period of severance, which (with certain exceptions) commences with the date a participant ceases to be employed by the Company or any of its affiliated companies for reasons of retirement, death, being discharged, or voluntarily ceasing employment, or with the first anniversary of the date of his or her absence for any other reason.

The normal retirement pension accrued under the plan is in the form of an annuity which provides for a payment of a level monthly retirement income to the participant for life, and in the event the participant dies prior to receiving 120 monthly payments, the same monthly amount will continue to be paid to the participant’s designated beneficiary until the total number of monthly payments equals 120. Participants may elect to receive, in lieu of one of the other optional forms of payment provided in the plan, each such option being the actuarial equivalent of the normal form. These optional forms of payment include a single lump-sum (if the present value of the participant’s vested accrued benefit under the plan does not exceed $10,000), a single life annuity, and several forms of joint and survivor elections.

The benefit under the plan is equal to:

•	one percent of the participant’s average monthly compensation multiplied times the number of years of benefit service (maximum 30 years), plus

•	six-tenths of one percent of the participant’s average monthly compensation in excess of one-twelfth of his or her average amount of earnings which may be considered wages under section 3121(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which a participant attains (or will attain) social security retirement age, multiplied by the number of years of benefit service (maximum 30 years).

The average monthly compensation is defined in the plan generally to mean the participant’s average monthly rate of compensation from the Company for the 60 consecutive calendar months that give the highest average monthly rate of compensation for the participant. In the plan, compensation is defined (with certain exceptions) to mean the total taxable income of a participant during a given calendar month, including basic compensation, bonuses, commissions and overtime pay, but excluding extraordinary payments and special payments (such as moving expenses, benefits provided under any employee benefit program, and stock options and stock appreciation rights). Compensation includes salary reduction contributions by the participant under any plan maintained by the Company or any of its affiliated companies. Compensation may not exceed the annual compensation limit as specified by the U.S. Internal Revenue Service (the “IRS”) for the given plan year. Any compensation in excess of this limit is taken into account in computing the benefits payable under the Noble Drilling Corporation Retirement Restoration Plan. The Company has not granted extra years of credited service under the restoration plan to any of the named executive officers.

Early retirement can be elected at the time after which the participant has attained the age of 55 and has completed at least five years of service (or for a participant on or before January 1, 1986, when he or she has completed 20 years of covered employment). A participant will be eligible to commence early retirement benefits upon the termination of his or her employment with the Company or its subsidiaries prior to the date that the participant attains the age of 65 for any reason other than death or transfer to employment with another of the Company’s subsidiaries. The formula used in determining an early retirement benefit reduces the accrued monthly retirement income by multiplying the amount of the accrued monthly retirement income by a percentage applicable to the participant’s age as of the date such income commences being paid.

If a participant’s employment terminates for any reason other than retirement, death or transfer to the employment of another of the Company’s subsidiaries and the participant has completed at least five years of service, the participant is eligible for a deferred vested pension. The deferred vested pension for the participant is the monthly retirement income commencing on the first day of the month coinciding with or next following his or her normal retirement date. If the participant has attained the age of 55 and has completed at least five years of service or if the actuarial present value of the participant’s accrued benefit is more than $1,000 but less than $10,000, the participant may elect to receive a monthly retirement income that is computed in the same manner as the monthly retirement income for a participant eligible for an early retirement pension. If the participant dies before benefits are payable under the plan, the surviving spouse or, if the participant is not survived by a spouse, the beneficiary designated by the participant, is eligible to receive a monthly retirement income for life, commencing on the first day of the month next following the date of the participant’s death. The monthly income payable to the surviving spouse or the designated beneficiary shall be the monthly income for life that is the actuarial equivalent of the participant’s accrued benefit under the plan.

The Noble Drilling Corporation Retirement Restoration Plan is an unfunded, nonqualified plan that provides the benefits under the Noble Drilling Corporation Salaried Employees’ Retirement Plan’s benefit formula that cannot be provided by the Noble Drilling Corporation Salaried Employees’ Retirement Plan because of the annual compensation and annual benefit limitations applicable to the Noble Drilling Corporation Salaried Employees’ Retirement Plan under the Code. A participant’s benefit under the Noble Drilling Corporation Retirement Restoration Plan that was accrued and vested on December 31, 2004, will be paid to such participant (or, in the event of his or her death, to his or her designated beneficiary) at the time benefits commence being paid to or with respect to such participant under the Noble Drilling Corporation Salaried Employees’ Retirement Plan, and will be paid in a single lump sum payment, in installments over a period of up to five years, or in a form of payment provided for under the Noble Drilling Corporation Salaried Employees’ Retirement Plan (such form of distribution to be determined by the committee appointed to administer the plan). A participant’s benefit under the Noble Drilling Corporation Retirement Restoration Plan that accrued or became vested after December 31, 2004, will be paid to such participant (or in the event of his or her death, to his or her designated beneficiary) in a single lump sum payment following such participant’s separation from service with the Company and its subsidiaries. Messrs. Williams, MacLennan and Wolford and Ms. Robertson participate in the Noble Drilling Corporation Retirement Restoration Plan.

The following table sets forth for the named executive officers certain information as of December 31, 2013 and for the year then ended about the Noble Drilling Corporation 401(k) Savings Restoration Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($) (1)	Company Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
David W. Williams	$20,833	—	$37,078	—	$223,201
Julie J. Robertson	—	—	$306,759	—	$2,024,741
James A. MacLennan	$99,249	—	$20,869	—	$168,987
Roger B. Hunt (3)	—	—	—	—	—
Bernie G. Wolford	$50,844	—	$26,465	—	$130,325

(1)	The Executive Contributions reported in this column are also included in the Salary column of the Summary Compensation Table.

(2)	The Company Contributions reported in this column are also included in the All Other Compensation column of the Summary Compensation table.

(3)	Not a participant in the Noble Drilling Corporation 401(k) Savings Restoration Plan in 2013.

The Noble Drilling Corporation 401(k) Savings Restoration Plan (which applies to compensation deferred by a participant that was vested prior to January 1, 2005) and the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan (which applies to employer matching contributions and to compensation that was either deferred by a participant or became vested on or after January 1, 2005) are nonqualified, unfunded employee benefit plans under which certain highly compensated employees of the Company and its subsidiaries may elect to defer compensation in excess of amounts deferrable under the Noble Drilling Corporation 401(k) Savings Plan and, subject to certain limitations specified in the plan, receive employer matching contributions in cash. The employer matching amount is determined in the same manner as are employer matching contributions under the Noble Drilling Corporation 401(k) Savings Plan.

Compensation considered for deferral under these nonqualified plans consists of cash compensation payable by an employer, defined in the plan to mean certain subsidiaries of the Company, to a participant in the plan for personal services rendered to such employer prior to reduction for any pre-tax contributions made by such employer and prior to reduction for any compensation reduction amounts elected by the participant for benefits, but excluding bonuses, allowances, commissions, deferred compensation payments and any other extraordinary compensation. For each plan year, participants are able to defer up to 19 percent of their basic compensation for the plan year, all or any portion of any bonus otherwise payable by an employer for the plan year, and for plan years commencing prior to January 1, 2009, the applicable 401(k) amount. The applicable 401(k) amount is defined to mean, for a participant for a plan year, an amount equal to the participant’s basic compensation for such plan year, multiplied by the contribution percentage that is in effect for such participant under the Noble Drilling Corporation 401(k) Savings Plan for the plan year, reduced by the lesser of (i) the applicable dollar amount set forth in Section 402(g)(1)(B) of the Code for such year or (ii) the dollar amount of any Noble Drilling Corporation 401(k) Savings Plan contribution limitation for such year imposed by the committee.

A participant’s benefit under these nonqualified plans normally will be distributed to such participant (or in the event of his or her death, to his or her designated beneficiary) in a single lump sum payment or in approximately equal annual installments over a period of five years following such participant’s separation from service with the Company and its subsidiaries. Mr. Williams, Ms. Robertson, Mr. MacLennan and Mr. Wolford are participants in the Noble Drilling Corporation 401(k) Savings Restoration Plan and in the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE OF CONTROL

Change of Control Employment Agreements

The Company has guaranteed the performance of a change of control employment agreement entered into by a subsidiary of the Company with each executive officer as of December 31, 2008 and December 9, 2009 (when the original agreements were amended and restated). These change of control employment agreements become effective upon a change of control of the Company (as described below) or a termination of employment in connection with or in anticipation of such a change of control, and remain effective for three years thereafter.

The agreement provides that if the officer’s employment is terminated within three years after a change of control or prior to but in anticipation of a change of control, either (1) by us for reasons other than death, disability or “cause” (as defined in the agreement) or (2) by the officer for “good reason” (which term includes a material diminution of responsibilities or compensation and which allows us a cure period following notice of the good reason) or upon the officer’s determination to leave without any reason during the 30-day period immediately following the first anniversary of the change of control, the officer will receive or be entitled to the following benefits:

•	a lump sum amount equal to the sum of (i) the prorated portion of the officer’s highest bonus paid in the last three years before the change of control (the “Highest Bonus”), (ii) an amount equal to 18 times the highest monthly COBRA premium (within the meaning of Code Section 4980B) during the 12-month period preceding the termination of the officer’s employment, and (iii) any accrued vacation pay, in each case to the extent not theretofore paid (collectively, the “Accrued Obligations”);

•	a lump sum payment equal to three times the sum of the officer’s annual base salary (based on the highest monthly salary paid in the 12 months prior to the change of control) and the officer’s Highest Bonus (the “Severance Amount”);

•	welfare benefits for an 18-month period to the officer and the officer’s family at least equal to those that would have been provided had the officer’s employment been continued. If, however, the officer becomes reemployed with another employer and is eligible to receive welfare benefits under another employer provided plan, the welfare benefits provided by the Company and its affiliates would be secondary to those provided by the new employer (“Welfare Benefit Continuation”);

•	a lump sum amount equal to the excess of (i) the actuarial equivalent of the benefit under the qualified and nonqualified defined benefit retirement plans of the Company and its affiliated companies in which the officer would have been eligible to participate had the officer’s employment continued for three years after termination over (ii) the actuarial equivalent of the officer’s actual benefit under such plans (the “Supplemental Retirement Amount”);

•	in certain circumstances, an additional payment in an amount such that after the payment of all income and excise taxes, the officer will be in the same after-tax position as if no excise tax under Section 4999 (the so-called Parachute Payment excise tax) of the Code, if any, had been imposed (the “Excise Tax Payment”), although the Excise Tax Payment has been eliminated for all future executive officers; provided, however, that the total payment due to the officer will be reduced such that no portion of the payment would be subject to excise tax if the making of the Excise Tax Payment would not result in a better after-tax position to the officer of at least $50,000 as compared to the making of such reduction;

•	outplacement services for six months (not to exceed $50,000); and

•	the 100 percent vesting of all benefits under the 1991 Plan and any other similar plan to the extent such vesting is permitted under the Code.

A “change of control” is defined in the agreement to mean:

•	the acquisition by any individual, entity or group of 15 percent or more of the Company’s outstanding shares, but excluding any acquisition directly from the Company or by the Company, or any acquisition by any corporation under a reorganization, merger, amalgamation or consolidation if the conditions described below in the third bullet point of this definition are satisfied;

•	individuals who constitute the incumbent board of directors (as defined in the agreement) of the Company cease for any reason to constitute a majority of the board of directors;

•	consummation of a reorganization, merger, amalgamation or consolidation of the Company, unless following such a reorganization, merger, amalgamation or consolidation (i) more than 50 percent of the then outstanding shares of common stock (or equivalent security) of the company resulting from such transaction and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors are then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such transaction, (ii) no person, other than the Company or any person beneficially owning immediately prior to such transaction 15 percent or more of the outstanding shares, beneficially owns 15 percent or more of the then outstanding shares of common stock (or equivalent security) of the company resulting from such transaction or the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors, and (iii) a majority of the members of the board of directors of the company resulting from such transaction were members of the incumbent board of directors of the Company at the time of the execution of the initial agreement providing for such transaction;

•	consummation of a sale or other disposition of all or substantially all of the assets of the Company, other than to a company, for which following such sale or other disposition, (i) more than 50 percent of the then outstanding shares of common stock (or equivalent security) of such company and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors are then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such sale or other disposition of assets, (ii) no person, other than the Company or any person beneficially owning immediately prior to such transaction 15 percent or more of the outstanding shares, beneficially owns 15 percent or more of the then outstanding shares of common stock (or equivalent security) of such company or the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors, and (iii) a majority of the members of the board of directors of such company were members of the incumbent board of directors of the Company at the time of the execution of the initial agreement providing for such sale or other disposition of assets; or

•	approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

However, a “change of control” will not occur as a result of a transaction if (i) the Company becomes a direct or indirect wholly owned subsidiary of a holding company and (ii) either (A) the shareholdings for such holding company immediately following such transaction are the same as the shareholdings immediately prior to such transaction or (B) the shares of the Company’s voting securities outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the outstanding voting securities of such holding company immediately after giving effect to such transaction.

Under the agreement, “cause” means (i) the willful and continued failure by the officer to substantially perform his duties or (ii) the willful engaging by the officer in illegal conduct or gross misconduct that is materially detrimental to the Company or its affiliates.

Payments to “specified employees” under Code Section 409A may be delayed until six months after the termination of the officer’s employment.

The agreement contains a confidentiality provision obligating the officer to hold in strict confidence and not to disclose or reveal, directly or indirectly, to any person, or use for the officer’s own personal benefit or for the benefit of anyone else, any trade secrets, confidential dealings or other confidential or proprietary information belonging to or concerning the Company or any of its affiliated companies, with certain exceptions set forth expressly in the provision. Any term or condition of the agreement may be waived at any time by the party entitled to have the benefit thereof (whether the subsidiary of the Company party to the agreement or the officer) if evidenced by a writing signed by such party.

The agreement provides that payments thereunder do not reduce any amounts otherwise payable to the officer, or in any way diminish the officer’s rights as an employee, under any employee benefit plan, program or arrangement or other contract or agreement of the Company or any of its affiliated companies providing benefits to the officer.

Assuming a change of control had taken place on December 31, 2013 and the employment of the named executive officer was terminated either (1) by us for reasons other than death, disability or cause or (2) by the officer for good reason, the following table sets forth the estimated amounts of payments and benefits under the agreement for each of the indicated named executive officers.

Payment or Benefit	David W. Williams	Julie J. Robertson	James A. MacLennan	Roger B. Hunt	Bernie G. Wolford
Accrued Obligations	$1,534,624	$673,529	$427,418	$459,624	$409,624
Severance Amount	$7,650,000	$3,675,000	$2,580,000	$2,580,000	$2,325,000
Welfare Benefit Continuation	$60,684	$34,745	$21,751	$48,393	$47,599
Supplemental Retirement Amount	$893,836	$478,350	$214,165	—	$530,356
Excise Tax Payment	—	—	—	—	—
Outplacement Services (1)	$50,000	$50,000	$50,000	$50,000	$50,000
Accelerated Vesting of Options and Restricted Stock Units (2) (3)	$13,654,057	$5,058,485	$3,975,799	$3,194,724	$2,506,473

(1)	Represents an estimate of the costs to the Company of outplacement services for six months.

(2)	The total number of restricted stock units held at December 31, 2013 (the last trading day of 2013), and the aggregate value of accelerated vesting thereof at December 31, 2013 (computed by multiplying $37.47, the closing market price of the shares at December 31, 2013, by the total number of restricted stock units held), were as follows: Mr. Williams – 363,359 units valued at $13,615,062; Ms. Robertson – 134,602 units valued at $5,043,537; Mr. MacLennan – 100,371 units valued at $3,760,902; Mr. Hunt – 85,018 units valued at $3,185,625; and Mr. Wolford – 66,702 units valued at $2,499,324. These amounts include units that partially vested subsequent to December 31, 2013 with respect to the 2011-2013 performance cycle.

(3)	The total number of unvested options held at December 31, 2013, and the aggregate value of the accelerated vesting thereof at December 31, 2013 (computed by multiplying $37.47, the closing market price of shares at December 31, 2013, by the total number of shares subject to the options and subtracting the aggregate exercise price for the options) were as follows: Mr. Williams – 89,724 options valued at $38,995; Ms. Robertson – 34,395 options valued at $14,948; Mr. MacLennan – 43,761 options valued at $214,897; Mr. Hunt – 21,943 options valued at $9,099; and Mr. Wolford – 12,425 options valued at $7,149.

The agreement provides that if the officer’s employment is terminated within three years after a change of control by reason of disability or death, the agreement will terminate without further obligation to the officer or the officer’s estate, other than for the payment of Accrued Obligations, the Severance Amount, the Supplemental Retirement Amount and the timely provision of the Welfare Benefit Continuation. If the officer’s employment is terminated for cause within the three years after a change of control, the agreement will terminate without further obligation to the officer other than for payment of the officer’s base salary through the date of termination, to the extent unpaid, and the timely payment when otherwise due of any compensation previously deferred by the officer. If the officer voluntarily terminates the officer’s employment within the three years after a change of control (other than during the 30-day period following the first anniversary of a change of control), excluding a termination for good reason, the agreement will terminate without further obligation to the officer other than for payment of the officer’s base salary through the date of termination, to the extent unpaid, the payment of the Accrued Obligations, and the timely payment when otherwise due of any compensation previously deferred by the officer.

In October 2011, the compensation committee approved a new form of change of control employment agreement for executive officers. The terms of the new form of employment agreement are substantially the same as the agreements described above, except the new form only provides benefits in the event of certain terminations by us for reasons other than death, disability or “cause” or by the officer for “good reason” and does not provide for an Excise Tax Payment. Mr. MacLennan, whose employment commenced on January 9, 2012, is party to a change of control employment agreement in the form approved in October 2011. In February 2012, the form of change of control employment agreement was further amended to revise the definition of change in control such that the percentage of our outstanding registered shares or combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors that must be acquired by an individual, entity or group to trigger a change in control was increased from 15% to 25%. Mr. Wolford is party to a change of control employment agreement in the form approved in February 2012. None of the other named executive officers are party to these new forms of employment agreement.

The 1991 Plan

The 1991 Plan was amended in 2009, among other things, to allow for the award of restricted stock units and incorporate the definition of change of control in the change of control employment agreements to which our named executive officers are party which are described above under “Change of Control Employment Agreements.” In 2010, 2011 and 2012, we granted nonqualified stock options and awarded time-vested and performance-vested restricted stock units under the 1991 Plan to our named executive officers.

In February 2012, the 1991 Plan was amended to revise the definition of change in control such that the percentage of our outstanding registered shares or combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors that must be acquired by an individual, entity or group to trigger a change in control was increased from 15% to 25%.

Nonqualified Stock Options

Our nonqualified stock option agreements provide that if a termination of employment occurs after the date upon which the option first becomes exercisable and before the date that is 10 years from the date of the option grant by reason of the officer’s death, disability or retirement, then the option, including any then unvested shares all of which shall be automatically accelerated, may be exercised at any time within five years after such termination of employment but not after the expiration of the 10-year period. If a named executive officer terminated employment on December 31, 2013 due to disability, death or retirement, all the named executive officer’s then outstanding nonqualified stock options granted by us in 2012 and 2011 would have become fully exercisable. Under the 1991 Plan, retirement means a termination of employment with the Company or an affiliate of the Company on a voluntary basis by a person if immediately prior to such termination of employment, the sum of the age of such person and the number of such person’s years of continuous service with the Company or one or more of its affiliates is equal to or greater than 60.

Assuming that the named executive officer’s employment terminated on December 31, 2013 due to disability, death or retirement, the following table sets forth certain information about unexercisable options subject to accelerated vesting for the indicated named executive officers.

Name	Number of Shares Underlying Unexercisable Options Subject to Acceleration of Vesting	Aggregate Value of Acceleration of Vesting
David W. Williams	89,724	$38,995
Julie J. Robertson	34,395	$14,948
James A. MacLennan	43,761	$214,897
Roger B. Hunt	21,943	$9,099
Bernie G. Wolford	12,425	$7,149

Restricted Stock Units

We granted time-vested and performance-vested restricted stock units in 2011, 2012 and 2013, some of which continue to be subject to vesting restrictions.

Assuming that either the named executive officer’s employment terminated on December 31, 2013 due to disability, death or retirement or, in the event of the restricted stock units, a change of control had taken place on that date, the following table sets forth certain information about time-vested restricted stock units subject to accelerated vesting for the indicated named executive officers.

Name	Number of Time-Vested Restricted Stock Units Subject to Acceleration of Vesting	Aggregate Value of Acceleration of Vesting
David W. Williams	144,128	$5,400,476
Julie J. Robertson	52,907	$1,982,425
James A. MacLennan	63,623	$2,383,954
Roger B. Hunt	32,912	$1,233,213
Bernie G. Wolford	29,809	$1,116,943

Our performance-vested restricted stock unit agreements provide for the vesting of 50 percent of the awards for each of the 2011-2013, 2012-2014 and 2013-2015 cycles upon the occurrence of a change of control of the Company (whether with or without termination of employment of the officer by the Company or an affiliate). The agreements also provide for pro rata vesting upon the occurrence of the death, disability or retirement of the officer, based on months of service completed in the performance period; however, such vesting is also subject to the actual performance achieved and may not result in an award. The agreements define a change of control as set out in the 1991 Plan, provided the change of control also satisfies the requirements of Code Section 409A. Assuming that a change of control had taken place on December 31, 2013, the following table sets forth certain information about restricted stock units subject to accelerated vesting for the indicated named executive officers. The amounts in the table below include the restricted stock units that were awarded with respect to the 2011-2013 cycle that partially vested subsequent to December 31, 2013.

Name	Number of Performance-Vested Restricted Stock Units Subject to Acceleration of Vesting	Aggregate Value of Acceleration of Vesting
David W. Williams	219,231	$8,214,586
Julie J. Robertson	81,695	$3,061,112
James A. MacLennan	36,748	$1,376,948
Roger B. Hunt	52,106	$1,952,412
Bernie G. Wolford	36,893	$1,382,381

DIRECTOR COMPENSATION

The compensation committee of our Board sets the compensation of our directors. In determining the appropriate level of compensation for our directors, the compensation committee considers the commitment required from our directors in performing their duties on behalf of the Company, as well as comparative information the committee obtains from compensation consulting firms and from other sources. Set forth below is a description of the compensation of our directors.

Annual Retainers and Other Fees and Expenses

We pay our non-employee directors an annual retainer of $50,000. Under the Noble Corporation Equity Compensation Plan for Non-Employee Directors, non-employee directors may elect to receive up to all of the retainer in shares. The number of shares to be issued under the plan in any particular quarter is generally determined using the average of the daily closing prices of the shares for the last 15 consecutive trading days of the previous quarter. No options are issuable under the plan, and there is no “exercise price” applicable to shares delivered under the plan.

In addition, we pay our non-employee directors a Board meeting fee of $2,000. We pay each member of our audit committee a committee fee of $2,500 per meeting and each member of our other committees a committee meeting fee of $2,000 per meeting. The chair of the audit committee receives an annual retainer of $25,000, the chair of the compensation committee receives an annual retainer of $20,000 and the chair of each other standing Board committee receives an annual retainer of $15,000. The lead director also receives an annual fee of $20,000. We also reimburse directors for travel, lodging and related expenses they may incur in attending Board and committee meetings, and related activities in connection with the duties as director.

Non-Employee Director Stock Options and Restricted Shares

Under the Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Nonemployee Directors (the “1992 Plan”) each annually-determined award of a variable number of restricted shares or unrestricted shares is made on a date selected by the Board, or if no such date is selected by the Board, the date on which the Board action approving such award is taken.

On July 26, 2013, an annual award of 7,357 unrestricted shares under the 1992 Plan was made to each non-employee director serving on that date.

On January 29, 2014, an annual award of 7,248 unrestricted shares under the 1992 Plan was made to each non-employee director serving on that date, other than Mr. Chazen, who will retire at the 2014 annual general meeting of shareholders.

The following table shows the compensation of our directors for the year ended December 31, 2013.

Director Compensation for 2013

Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ashley Almanza	$33,000	$284,753	—	—	—	—	$317,753
Michael A. Cawley	$113,500	$284,753	—	—	—	—	$398,253
Lawrence J. Chazen	$96,500	$284,753	—	—	—	—	$381,253
Julie H. Edwards	$86,000	$284,753	—	—	—	—	$370,753
Gordon T. Hall	$106,000	$284,753	—	—	—	—	$390,753
Jack E. Little	$58,000	—	—	—	—	—	$58,000
Jon A. Marshall	$99,000	$284,753	—	—	—	—	$383,753
Mary P. Ricciardello	$119,000	$284,753	—	—	—	—	$403,753

(1)	The total number of options to purchase shares outstanding as of December 31, 2013 under the 1992 Plan was as follows: Mr. Almanza – none; Mr. Cawley – 23,000 options; Mr. Chazen – 4,000 options; Ms. Edwards – 20,000 options; Mr. Hall – none; Mr. Little – 23,000 options; Mr. Marshall – none; and Ms. Ricciardello – 28,000 options.

(2)	Includes the portion of the $50,000 annual retainer paid to our directors in shares under the Noble Corporation Equity Compensation Plan for Non-Employee Directors.

(3)	The value is based on the average of the high and low stock price on the vesting date multiplied by the aggregate number of shares that vested on that date.

REPORT OF THE AUDIT COMMITTEE

To the Shareholders of

Noble Corporation plc:

The board of directors (the “Board”) of Noble Corporation plc (the “Company”) maintains an audit committee composed of three non-management directors. The Board has determined that the audit committee’s current membership satisfies the rules of the U.S. Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) that govern audit committees, including the requirements for audit committee member independence set out in Section 303A.02 of the NYSE’s corporate governance standards and Rule 10A-3 under the United States Securities Exchange Act of 1934.

The audit committee oversees the Company’s financial reporting process on behalf of the entire Board. Management has the primary responsibility for the Company’s financial statements and the reporting process, including the systems of internal controls. The primary responsibilities of the audit committee are to select and retain the Company’s auditors (including review and approval of the terms of engagement and fees), to review with the auditors the Company’s financial reports (and other financial information) provided to the SEC and the investing public, to prepare and publish this report, and to assist the Board with oversight of the following:

•	integrity of the Company’s financial statements,

•	compliance by the Company with standards of business ethics and legal and regulatory requirements,

•	qualifications and independence of the Company’s independent auditors and

•	performance of the Company’s independent auditors and internal auditors.

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management of the Company.

The audit committee reviewed and discussed with the independent auditors all communications required by generally accepted auditing standards, including those described in Public Company Accounting Oversight Board AS 16. In addition, the audit committee has discussed with the Company’s independent auditors the auditors’ independence from management and the Company, including the matters in the written disclosures below and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regulating the independent auditor’s communications with the audit committee concerning independence.

The audit committee discussed with the independent auditors the overall scope and plans for their audit. The audit committee meets with the independent auditors, with and without management present, to discuss the results of their examination, their evaluation of the Company’s internal controls and the overall quality of the Company’s financial reporting. The audit committee held 10 meetings during 2013 and met again on January 22, 2014, January 29, 2014 and February 27, 2014.

Summary

In reliance on the reviews and discussions referred to above, the audit committee recommended to the Board (and the Board has approved) that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 for filing with the SEC. The audit committee also determined that the provision of services other than audit services rendered by PricewaterhouseCoopers LLP was compatible with maintaining PricewaterhouseCoopers LLP’s independence.

February 27, 2014	AUDIT COMMITTEE

Mary P. Ricciardello, Chair

Ashley Almanza

Lawrence J. Chazen

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2013 information regarding securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,808,987	$33.13	7,078,590
Equity compensation plans not approved by security holders	N/A	N/A	221,953	(1)
Total	1,808,987	$33.13	7,300,543

(1)	Consists of shares issuable under the Noble Drilling Corporation 401(k) Savings Restoration Plan and the Noble Corporation Equity Compensation Plan for Non-Employee Directors.

A description of the material features of the Noble Drilling Corporation 401(k) Savings Restoration Plan and the Noble Corporation Equity Compensation Plan for Non-Employee Directors is set forth in this annual report.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 25, 2014, we had 254,232,771 shares outstanding, excluding shares held in treasury. The following table sets forth, as of April 25, 2014, (1) the beneficial ownership of shares by each of our directors, each nominee for director, each “named executive officer” listed in the Summary Compensation Table appearing in this annual report, and all current directors and executive officers as a group, and (2) information about the only persons who were known to the Company to be the beneficial owners of more than five percent of the outstanding shares.

	Shares Beneficially Owned (1)
Name	Number of Shares		Percent of Class (2)
Directors
Ashley Almanza	9,969		—
Michael A. Cawley	98,448	(3)	—
Lawrence J. Chazen	67,291	(3)	—
Julie H. Edwards	80,334	(3)	—
Gordon T. Hall	42,363	(3)	—
Jon A. Marshall	39,889	(3)	—
Mary P. Ricciardello	99,060	(3)	—
David W. Williams	869,809	(3)	—

Named Executive Officers (excluding any Director listed above) and Group
Julie J. Robertson	832,524	(3)	—
James A. MacLennan	97,526	(3)	—
Roger B. Hunt(4)	117,346	(3)	—
Bernie G. Wolford	37,951	(3)	—
All current directors and executive officers as a group (16 persons)	2,667,960	(5)	1.0%

Fir Tree Inc.	25,029,558	(6)	9.9%
Franklin Resources, Inc.	17,786,593	(7)	6.7%
The Vanguard Group	16,942,995	(8)	6.7%

(1)	Unless otherwise indicated, the beneficial owner has sole voting and investment power over all shares listed. Unless otherwise indicated, the address of each beneficial owner is Devonshire House, 1 Mayfair Place, London, England, W1J 8AJ.
(2)	The percent of class shown is less than one percent unless otherwise indicated.
(3)	Includes shares not outstanding but subject to options exercisable at April 25, 2014 or within 60 days thereafter, as follows: Mr. Cawley – 8,000 shares; Mr. Chazen – 4,000 shares; Ms. Edwards – 20,000 shares; Ms. Ricciardello – 8,000 shares; Mr. Williams – 499,527 shares; Ms. Robertson – 219,659 shares; Mr. MacLennan – 43,759 shares; Mr. Wolford – 15,442 shares; and Mr. Hunt – 57,172 shares.
(4)	Mr. Hunt retired from the Company effective March 4, 2014.
(5)	Includes 946,987 shares not outstanding but subject to options exercisable at April 25, 2014 or within 60 days thereafter.
(6)	Based solely on a Schedule 13G/A filed with the SEC on February 13, 2014 by Fir Tree Inc. The address for Fir Tree Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.
(7)	Based solely on a Schedule 13G filed with the SEC on February 13, 2014 by Franklin Resources, Inc. The filing is made jointly with Charles B. Johnson and Rupert H. Johnson, Jr. The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, California 94403.
(8)	Based solely on a Schedule 13G filed with the SEC on February 12, 2014 by the Vanguard Group. The address for the Vanguard Group is 100 Vanguard Blvd. Malvem, PA 19355.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Relating to Transactions with Related Persons

Transactions with related persons are reviewed, approved or ratified in accordance with the policies and procedures set forth in our code of business conduct and ethics and our administrative policy manual (and, in the case of the Board, the Company’s Articles of Association and the provisions of U.K. company law), the procedures described below for director and officer questionnaires, and the other procedures described below.

Our code of business conduct and ethics provides that certain conflicts of interest are prohibited as a matter of Company policy. Under such code of business conduct and ethics, any employee, officer or director who becomes aware of a conflict, potential conflict or an uncertainty as to whether a conflict exists should bring the matter to the attention of a supervisor, manager or other appropriate personnel. Any actual or potential conflict of interest of this nature must be disclosed to the Board or a committee of the Board. Our Board and senior management review all reported relationships and transactions in which the Company and any director, officer or family member of a director or officer are participants to determine whether an actual or potential conflict of interest exists. Our Board may approve or ratify any such relationship or transaction if our Board determines that such relationship or transaction is in the Company’s best interests (or not inconsistent with the Company’s best interests) and the best interests of our shareholders. U.K. company law and our Articles of Association also contain specific provisions relating to the approval and authorisation of conflicts of interests by members of our Board, in addition to our code of business conduct and ethics. A conflict of interest exists when an individual’s personal interest is adverse to or otherwise in conflict with the interests of the Company. Our code of business conduct and ethics sets forth several examples of how conflicts of interest may arise, including when:

•	an employee, officer or director or a member of his or her family receives improper personal benefits because of such employee’s, officer’s or director’s position in the Company;

•	a loan by the Company to, or a guarantee by the Company of an obligation of, an employee or his or her family member is made;

•	an employee works for or has any direct or indirect business connection with any of our competitors, customers or suppliers; or

•	Company assets and properties are used for personal gain or Company business opportunities are usurped for personal gain.

In addition, our administrative policy manual, which applies to all our employees, defines some additional examples of what the Company considers to be a conflict of interest, including when:

•	subject to certain limited exceptions, an employee or contractor or any member of his or her immediate family has an interest in any business entity that deals with the Company where there is an opportunity for preferential treatment to be given or received;

•	an employee or contractor serves as an officer, a director, or in any management capacity of another business entity directly or indirectly related to the contract drilling or energy services industries without specific authority from our Board;

•	an employee or contractor or any member of his or her immediate family buys, sells or leases any kind of property, facilities or equipment from or to the Company or any of its subsidiaries or to any business entity or individual who is or is seeking to become a contractor, supplier or customer of the Company, without specific authority from our Board; or

•	subject to certain limited exceptions, an employee or contractor or any member of his or her immediate family accepts gifts, payments, extravagant entertainment, services or loans in any form from anyone soliciting business, or who may already have established business relations, with the Company.

Each year we require all our directors, nominees for director and executive officers to complete and sign a questionnaire in connection with our annual general meeting of shareholders. The purpose of the questionnaire is to obtain information, including information regarding transactions with related persons, for inclusion in our proxy statement or annual report.

In addition, we review SEC filings made by beneficial owners of more than five percent of any class of our voting securities to determine whether information relating to transactions with such persons needs to be included in our proxy statement or annual report.

Board Independence

Our Board has determined that (a) each of Mr. Almanza, Mr. Cawley, Ms. Edwards, Mr. Hall, Mr. Little, Mr. Marshall, Ms. Ricciardello, Mr. Chazen and Mr. Josey qualifies as an “independent” director under the NYSE corporate governance rules, (b) each of Mr. Almanza, Mr. Chazen and Ms. Ricciardello, constituting all the members of the audit committee, qualifies as “independent” under Rule 10A-3 of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (c) each of Mr. Cawley, Ms. Edwards, Mr. Hall and Mr. Marshall, constituting all the members of the compensation committee, qualifies as (i) “independent” under Rule 10C-1(b)(1) under the Exchange Act, and the applicable rules of the NYSE and (ii) a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act. Independent non-management directors comprise in full the membership of each committee described above under “Board Committees and Meetings.”

In order for a director to be considered independent under the NYSE rules, our Board must affirmatively determine that the director has no material relationship with the Company other than in his or her capacity as a director of the Company. The Company’s corporate governance guidelines provide that a director will not be independent if, within the preceding three years,

•	the director was employed by the Company;

•	an immediate family member of the director was an executive officer of the Company;

•	the director or an immediate family member of the director received more than $120,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such service is not contingent in any way on continued service);

•	the director was affiliated with or employed by, or an immediate family member of the director was affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company; or an immediate family member of the director was employed by a present or former internal or external auditor of the Company and personally worked on the Company’s audit;

•	the director or an immediate family member of the director was employed as an executive officer of another company where any of the Company’s present executives served on that company’s compensation committee at the same time; or

•	the director is an executive officer or an employee, or an immediate family member of the director is an executive officer, of a company that made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or two percent of such other company’s consolidated gross revenues.

The following will not be considered by our Board to be a material relationship that would impair a director’s independence: If a director is an executive officer of, or beneficially owns in excess of 10 percent equity interest in, another company

•	that does business with the Company, and the amount of the annual payments to the Company is less than five percent of the annual consolidated gross revenues of the Company;

•	that does business with the Company, and the amount of the annual payments by the Company to such other company is less than five percent of the annual consolidated gross revenues of the Company; or

•	to which the Company was indebted at the end of its last fiscal year in an aggregate amount that is less than five percent of the consolidated assets of the Company.

For relationships not covered by the guidelines in the immediately preceding paragraph, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, is made by our directors who satisfy the independence guidelines described above. These independence guidelines used by our Board are set forth in our corporate governance guidelines, which are published under the governance section of our website at www.noblecorp.com.

In addition, in order to determine the independence under the NYSE rules of any director who will serve on the compensation committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:

•	the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the listed company to such director; and

•	whether such director is affiliated with the Company, one of our subsidiaries or an affiliate of one of our subsidiaries.

In accordance with the Company’s corporate governance guidelines, the non-management directors have chosen a lead director to preside at regularly scheduled executive sessions of our Board held without management present. Mr. Hall currently serves as lead director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees paid to PricewaterhouseCoopers LLP for services rendered during each of the two years in the period ended December 31, 2013 (in thousands):

	2013	2012
Audit Fees (1)	$5,603	$5,175
Audit-Related Fees (2)	2,160	121
Tax Compliance Fees	1,724	2,110
Tax Consulting Fees	476	2,154

Total	$9,963	$9,560

(1)	Represents fees for professional services rendered for the audit of the Company’s annual financial statements for 2013 and 2012 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for each of those years. Fees for 2013 also include approximately $0.9 million for audit services performed in connection with the migration of the parent company of the Noble group to the United Kingdom.

(2)	Represents fees for professional services rendered for benefit plan audits for 2013 and 2012. Fees for 2013 also include approximately $2 million for audit-related services performed in connection with our proposed separation and spin-off of Paragon Offshore Limited.

Pre-Approval Policies and Procedures

In January 2004, the audit committee adopted a pre-approval policy framework for audit and non-audit services, which established that the audit committee may adopt a pre-approval policy framework each year under which specified audit services, audit-related services, tax services and other services may be performed without further specific engagement pre-approval. On January 29, 2014 and February 1, 2013, the audit committee readopted such policy framework for 2014 and 2013, respectively. Under the policy framework, all tax services provided by the independent auditor must be separately pre-approved by the audit committee. Requests or applications to provide services that do require further, separate approval by the audit committee are required to be submitted to the audit committee by both the independent auditors and the chief accounting officer, chief financial officer or controller of the Company, and must include a joint statement that, in their view, the nature or type of service is not a prohibited non-audit service under the SEC’s rules on auditor independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 of the Annual Report on Form 10-K filed on February 28, 2014.

(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto included in the Annual Report on Form 10-K filed on February 28, 2014.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Corporation plc, a company registered under the laws of England and Wales

Date: April 30, 2014	By:	/s/ DAVID W. WILLIAMS
David W. Williams
Chairman, President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Corporation, a Cayman Islands company

Date: April 30, 2014	By:	/s/ DAVID W. WILLIAMS
David W. Williams
President, Chief Executive Officer and Director

INDEX TO EXHIBITS

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”)(filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble-Swiss, Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-UK (filed as Exhibit 3.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee (filed as Exhibit 4.1 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.2	Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, National Association (formerly Chase Bank of Texas, National Association), as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3	Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

4.4	Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, National Association, as trustee, relating to 7.50% senior notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to Noble-Cayman’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.5	Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.6	Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble Drilling Corporation 7.50% Senior Notes due 2019) (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.7	Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, National Association, as trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.8	First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JP Morgan Chase Bank, National Association, as trustee, relating to 5.875% senior notes due 2013 of Noble Corporation (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.9	Second Supplemental Indenture, dated as of October 1, 2009, among Noble-Cayman, as Issuer, Noble Drilling Corporation, as Guarantor, Noble Holding International Limited, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to Noble-Cayman’s 5.875% Senior Notes due 2013) (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.10	Revolving Credit Agreement dated as of February 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 17, 2011 and incorporated herein by reference).

4.11	First Amendment to Revolving Credit Agreement dated as of March 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.2 to Noble-Swiss’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

4.12	Second Amendment to Revolving Credit Agreement dated as of January 11, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.12 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

4.13	Third Amendment to Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.14	Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.15	First Supplemental Indenture, dated as of November 21, 2008, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.375% senior notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.16	Second Supplemental Indenture, dated as of July 26, 2010, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.45% senior notes due 2015 of Noble Holding International Limited, 4.90% senior notes due 2020 of Noble Holding International Limited, and 6.20% senior notes due 2040 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.17	Third Supplemental Indenture, dated as of February 3, 2011, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.05% senior notes due 2016 of Noble Holding International Limited, 4.625% senior notes due 2021 of Noble Holding International Limited, and 6.05% senior notes due 2041 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 3, 2011 and incorporated herein by reference).

4.18	Fourth Supplemental Indenture, dated as of February 10, 2012, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 2.5% senior notes due 2017 of Noble Holding International Limited, 3.95% senior notes due 2022 of Noble Holding International Limited, and 5.25% senior notes due 2042 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 13, 2012 and incorporated herein by reference).

4.19	Revolving Credit Agreement dated as of June 8, 2012 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents; and Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.20	First Amendment to Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.21	Guaranty Agreement dated as of June 8, 2012, between Noble Drilling Corporation, a Delaware corporation, and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.22	Guaranty Agreement dated as of June 8, 2012, between Noble Holding International Limited, a Cayman Islands company, and Wells Fargo Bank, National Association (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.23	364-Day Revolving Credit Agreement dated as of August 22, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender; Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents; and BNP Paribas, Credit Agricole Corporate & Investment Bank, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, HSBC Bank USA, N.A., SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Co-Documentation agents (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

4.24	First Amendment to 364-Day Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.3 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.25	Guaranty Agreement dated as of August 22, 2013 between Noble Drilling Corporation, a Delaware corporation, and JPMorgan Chase Bank, N.A. (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

4.26	Guaranty Agreement dated as of August 22, 2013 between Noble Holding International Limited, a Cayman Islands company, and JPMorgan Chase Bank, N.A. (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

10.1*	Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference).

10.2*	Amendment, effective as of May 1, 2002, to the Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.3*	Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4*	Amendment to the Noble Corporation Equity Compensation Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.29 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.5*	Amended and Restated Noble Corporation Equity Compensation Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.5 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.6*	Noble Corporation Equity Compensation Plan for Non-Employee Directors, effective as of November 20, 2013 (filed as Exhibit 10.7 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.7*	Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.8*	Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.9*	Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated February 25, 2003 (filed as Exhibit 10.30 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10*	Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 9, 2005 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11*	Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.12*	Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.13*	Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

10.14*	Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.15*	Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.16*	Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17*	Amendment No. 1 to Noble Drilling Corporation Retirement Restoration Plan dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.18*	Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.19*	Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2007 and incorporated herein by reference).

10.20*	Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21*	Third Amendment to Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective March 27, 2009 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.22*	Fourth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors effective February 1, 2013 (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on February 5, 2013 and incorporated herein by reference).

10.23*	Fifth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective as of November 20, 2013 (filed as Exhibit 10.6 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.24*	Sixth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective as of January 30, 2014 (filed as Exhibit 10.24 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.25*	Composite copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan dated as of February 6, 2010 (filed as Exhibit 10.18 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.26*	Third Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of February 3, 2012 (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.27*	Amended and Restated 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on April 30, 2012 and incorporated herein by reference).

10.28*	Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of November 20, 2013 (filed as Exhibit 10.5 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.29*	Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of January 30, 2014 (filed as Exhibit 10.29 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.30*	Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.31*	Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective May 1, 2010 (filed as Exhibit 10.23 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.32*	Amendment No. 2 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan effective November 1, 2013 (filed as Exhibit 10.32 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.33*	Noble Corporation Summary of Directors’ Compensation (filed as Exhibit 10.33 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.34*	Form of Noble Corporation Performance-Vested Restricted Stock Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.35*	Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.36*	Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Cayman’s Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.37*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.7 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.38*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 4.12 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.39*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.39 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.40*	Form of Noble Corporation Time-Vested Restricted Stock Unit Award under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.40 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.41*	Noble Corporation 2012 Short Term Incentive Plan (filed as Exhibit 10.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.42*	Noble Corporation 2013 Short Term Incentive Plan (filed as Exhibit 10.41 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.43*	Noble Corporation 2013 Short Term Incentive Plan, effective as of November 20, 2013 (filed as Exhibit 10.8 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.44*	Form of Restated Employment Agreement and Guaranty Agreement (2009 Form) (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.45*	Form of Restated Employment Agreement and Guaranty Agreement (2011 Form) (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.46*	Form of Restated Employment Agreement and Guaranty Agreement (2012 Form) (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.47*	Form of Commercial Paper Dealer Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, Noble Holding International Limited, a Cayman Islands company, Noble Drilling Corporation, a Delaware corporation, and certain investment banks (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.48*	Form of Issuing and Paying Agent Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, and the Issuing and Paying Agent (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.49*	Form of Indemnity Agreement (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

21.1	Subsidiaries of Noble-UK and Noble-Cayman (filed as Exhibit 21.1 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

23.2	Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.2 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James A. MacLennan pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Interactive data files (filed with Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

*	Management contract or compensatory plan or arrangement.
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.