Form 10-Q
period 2014-03-31
Noble Corp plc; NOBLE CORP
filed 2014-05-12
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Devonshire House, 1 Mayfair Place, London, England, W1J8AJ
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at April 25, 2014: Noble Corporation plc — 254,232,771

Number of shares outstanding at April 25, 2014: Noble Corporation — 261,245,693

Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a company registered under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-UK and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-UK (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-UK. Since Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies as stated in General Instructions H(2). Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following items of Part II of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).

This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and related Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-UK and its consolidated subsidiaries, including Noble-Cayman.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$114,735	$114,458
Accounts receivable	877,127	949,069
Taxes receivable	135,733	140,269
Prepaid expenses and other current assets	243,941	187,139

Total current assets	1,371,536	1,390,935

Property and equipment, at cost	19,691,578	19,198,767
Accumulated depreciation	(4,866,009)	(4,640,677)

Property and equipment, net	14,825,569	14,558,090

Other assets	247,392	268,932

Total assets	$16,444,497	$16,217,957

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$323,593	$347,214
Accrued payroll and related costs	117,153	151,161
Taxes payable	173,397	125,119
Dividends payable	64,580	128,249
Other current liabilities	215,792	300,172

Total current liabilities	894,515	1,051,915

Long-term debt	5,728,782	5,556,251
Deferred income taxes	221,380	225,455
Other liabilities	317,108	334,308

Total liabilities	7,161,785	7,167,929

Commitments and contingencies
Shareholders’ equity
Shares; 254,194 and 253,448 shares outstanding	2,542	2,534
Additional paid-in capital	814,868	810,286
Retained earnings	7,815,082	7,591,927
Accumulated other comprehensive loss	(74,446)	(82,164)

Total shareholders’ equity	8,558,046	8,322,583
Noncontrolling interests	724,666	727,445

Total equity	9,282,712	9,050,028

Total liabilities and equity	$16,444,497	$16,217,957

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating revenues
Contract drilling services	$1,206,304	$928,737
Reimbursables	36,653	21,174
Labor contract drilling services	8,212	21,054
Other	1	10

	1,251,170	970,975

Operating costs and expenses
Contract drilling services	561,131	480,126
Reimbursables	30,606	14,922
Labor contract drilling services	6,226	12,249
Depreciation and amortization	245,905	206,156
General and administrative	25,637	25,569
Non-recurring spin-off related costs	12,405	3,962
Gain on contract extinguishment	—	(1,800)

	881,910	741,184

Operating income	369,260	229,791
Other income (expense)
Interest expense, net of amount capitalized	(40,392)	(27,301)
Interest income and other, net	(1,190)	(425)

Income before income taxes	327,678	202,065
Income tax provision	(54,436)	(34,352)

Net income	273,242	167,713
Net income attributable to noncontrolling interests	(16,916)	(17,653)

Net income attributable to Noble Corporation	$256,326	$150,060

Net income per share
Basic	$0.99	$0.59
Diluted	$0.99	$0.59

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$273,242	$167,713
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,009	2,657
Foreign currency forward contracts	5,946	(1,202)
Amortization of deferred pension plan amounts (net of tax provision of $252 in 2014 and $730 in 2013)	763	1,642

Other comprehensive income, net	7,718	3,097
Net comprehensive income attributable to noncontrolling interests	(16,916)	(17,653)

Comprehensive income attributable to Noble Corporation	$264,044	$153,157

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$273,242	$167,713
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	245,905	206,156
Deferred income taxes	(3,255)	(2,735)
Amortization of share-based compensation	13,022	10,155
Net change in other assets and liabilities	(23,118)	(178,737)

Net cash from operating activities	505,796	202,552

Cash flows from investing activities
Capital expenditures	(517,283)	(371,990)
Change in accrued capital expenditures	(43,505)	(66,312)

Net cash from investing activities	(560,788)	(438,302)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	422,402	209,680
Repayment of long-term debt	(250,000)	—
Dividends paid to noncontrolling interests	(19,695)	—
Financing costs on credit facilities	(381)	(1,895)
Dividend payments	(96,840)	(33,335)
Employee stock transactions	(217)	473
Repurchases of employee shares surrendered for taxes	—	(6,737)

Net cash from financing activities	55,269	168,186

Net change in cash and cash equivalents	277	(67,564)
Cash and cash equivalents, beginning of period	114,458	282,092

Cash and cash equivalents, end of period	$114,735	$214,528

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$(115,449)	$765,124	$8,488,290
Employee related equity activity
Amortization of share-based compensation	—	—	10,155	—	—	—	—	10,155
Issuance of share-based compensation shares	592	1,663	(1,649)	—	—	—	—	14
Exercise of stock options	74	207	1,702	—	—	—	—	1,909
Tax benefit of stock options exercised	—	—	(1,450)	—	—	—	—	(1,450)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(6,737)	—	—	(6,737)
Net income	—	—	—	150,060	—	—	17,653	167,713
Dividends	—	—	—	(306)	—	—	—	(306)
Other comprehensive income, net	—	—	—	—	—	3,097	—	3,097

Balance at March 31, 2013	254,014	$712,000	$92,289	$7,215,777	$(27,806)	$(112,352)	$782,777	$8,662,685

Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$—	$(82,164)	$727,445	$9,050,028
Employee related equity activity
Amortization of share-based compensation	—	—	13,022	—	—	—	—	13,022
Issuance of share-based compensation shares	675	6	(8,215)	—	—	—	—	(8,209)
Exercise of stock options	71	2	1,396	—	—	—	—	1,398
Tax benefit of stock options exercised	—	—	(1,621)	—	—	—	—	(1,621)
Net income	—	—	—	256,326	—	—	16,916	273,242
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(19,695)	(19,695)
Dividends	—	—	—	(33,171)	—	—	—	(33,171)
Other comprehensive income, net	—	—	—	—	—	7,718	—	7,718

Balance at March 31, 2014	254,194	$2,542	$814,868	$7,815,082	$—	$(74,446)	$724,666	$9,282,712

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$111,795	$110,382
Accounts receivable	877,127	949,069
Taxes receivable	135,457	140,029
Prepaid expenses and other current assets	241,863	184,348

Total current assets	1,366,242	1,383,828

Property and equipment, at cost	19,653,161	19,160,350
Accumulated depreciation	(4,856,414)	(4,631,678)

Property and equipment, net	14,796,747	14,528,672

Other assets	247,469	269,014

Total assets	$16,410,458	$16,181,514

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$314,943	$345,910
Accrued payroll and related costs	110,637	143,346
Taxes payable	168,803	120,588
Other current liabilities	215,792	300,172

Total current liabilities	810,175	910,016

Long-term debt	5,728,782	5,556,251
Deferred income taxes	221,380	225,455
Other liabilities	317,110	334,308

Total liabilities	7,077,447	7,026,030

Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	506,369	497,316
Retained earnings	8,150,297	7,986,762
Accumulated other comprehensive loss	(74,446)	(82,164)

Total shareholder equity	8,608,345	8,428,039
Noncontrolling interests	724,666	727,445

Total equity	9,333,011	9,155,484

Total liabilities and equity	$16,410,458	$16,181,514

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating revenues
Contract drilling services	$1,206,304	$928,737
Reimbursables	36,653	21,174
Labor contract drilling services	8,212	21,054
Other	1	10

	1,251,170	970,975

Operating costs and expenses
Contract drilling services	558,828	476,561
Reimbursables	30,606	14,922
Labor contract drilling services	6,226	12,249
Depreciation and amortization	245,310	205,751
General and administrative	11,932	14,843
Gain on contract extinguishment	—	(1,800)

	852,902	722,526

Operating income	398,268	248,449
Other income (expense)
Interest expense, net of amount capitalized	(40,392)	(27,301)
Interest income and other, net	(1,317)	63

Income before income taxes	356,559	221,211
Income tax provision	(54,328)	(34,014)

Net income	302,231	187,197
Net income attributable to noncontrolling interests	(16,916)	(17,653)

Net income attributable to Noble Corporation	$285,315	$169,544

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$302,231	$187,197
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,009	2,657
Foreign currency forward contracts	5,946	(1,202)
Amortization of deferred pension plan amounts (net of tax provision of $252 in 2014 and $730 in 2013)	763	1,642

Other comprehensive income, net	7,718	3,097
Net comprehensive income attributable to noncontrolling interests	(16,916)	(17,653)

Comprehensive income attributable to Noble Corporation	$293,033	$172,641

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$302,231	$187,197
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	245,310	205,751
Deferred income taxes	(3,255)	(2,735)
Capital contribution by parent—share-based compensation	9,053	5,960
Net change in other assets and liabilities	(21,684)	(181,915)

Net cash from operating activities	531,655	214,258

Cash flows from investing activities
Capital expenditures	(517,283)	(371,953)
Change in accrued capital expenditures	(43,505)	(66,312)

Net cash from investing activities	(560,788)	(438,265)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	422,402	209,680
Repayment of long-term debt	(250,000)	—
Dividends paid to noncontrolling interests	(19,695)	—
Financing costs on credit facilities	(381)	(1,895)
Distributions to parent company, net	(121,780)	(53,110)

Net cash from financing activities	30,546	154,675

Net change in cash and cash equivalents	1,413	(69,332)
Cash and cash equivalents, beginning of period	110,382	277,375

Cash and cash equivalents, end of period	$111,795	$208,043

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$(115,449)	$765,124	$8,531,082
Net income	—	—	—	169,544	—	17,653	187,197
Capital contributions by parent— share-based compensation	—	—	5,960	—	—	—	5,960
Distributions to parent	—	—	—	(53,110)	—	—	(53,110)
Other comprehensive income, net	—	—	—	—	3,097	—	3,097

Balance at March 31, 2013	261,246	$26,125	$476,414	$7,501,262	$(112,352)	$782,777	$8,674,226

Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$(82,164)	$727,445	$9,155,484
Net income	—	—	—	285,315	—	16,916	302,231
Capital contributions by parent— share-based compensation	—	—	9,053	—	—	—	9,053
Distributions to parent	—	—	—	(121,780)	—	—	(121,780)
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,695)	(19,695)
Other comprehensive income, net	—	—	—	—	7,718	—	7,718

Balance at March 31, 2014	261,246	$26,125	$506,369	$8,150,297	$(74,446)	$724,666	$9,333,011

See accompanying notes to the unaudited consolidated financial statements.

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

Noble-UK is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit. Currently, our fleet consists of 14 semisubmersibles, 14 drillships and 49 jackups, including five units under construction as follows:

•	two dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	three high-specification, heavy-duty, harsh environment jackups.

Our fleet is located in the United States, Mexico, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Noble Corporation, a Cayman Islands company (“Noble-Cayman”), is a direct, wholly-owned subsidiary of Noble-UK, our publicly-traded parent company. Noble-UK’s principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries.

The accompanying unaudited consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2013 Consolidated Balance Sheets presented herein are derived from the December 31, 2013 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the three months ended March 31, 2014, the Bully joint ventures approved and paid dividends totaling $39 million, of which $20 million was paid to our joint venture partner. No dividends were approved or paid during the three months ended March 31, 2013.

The combined carrying amount of the Bully-class drillships at both March 31, 2014 and December 31, 2013 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. During 2012, these rigs commenced the operating phases of their contracts. Cash held by the Bully joint ventures totaled approximately $32 million at March 31, 2014 as compared to approximately $50 million at December 31, 2013. Operational results for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended
	March 31,
	2014	2013
Operating revenues	$87,186	$90,295
Net income	$37,720	$37,498

Note 3 — Share Data

Share capital

As of March 31, 2014, Noble-UK had approximately 254.2 million shares outstanding and trading as compared to approximately 253.4 million shares outstanding and trading at December 31, 2013. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share to be paid in four equal installments. As of March 31, 2014, we had $65 million of dividends payable outstanding on this obligation. In April 2014, our Board of Directors declared an additional dividend of $0.125 per share in accordance with our current dividend policy. The total estimated payment related to the $0.375 per share dividend is approximately $97 million and is scheduled to be paid in May 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended
	March 31,
	2014	2013
Allocation of net income
Basic
Net income attributable to Noble Corporation	$256,326	$150,060
Earnings allocated to unvested share-based payment awards	(4,274)	(1,667)

Net income to common shareholders - basic	$252,052	$148,393

Diluted
Net income attributable to Noble Corporation	$256,326	$150,060
Earnings allocated to unvested share-based payment awards	(4,272)	(1,664)

Net income to common shareholders - diluted	$252,054	$148,396

Weighted average shares outstanding - basic	253,940	253,073
Incremental shares issuable from assumed exercise of stock options	135	268

Weighted average shares outstanding - diluted	254,075	253,341

Weighted average unvested share-based payment awards	4,188	2,844

Earnings per share
Basic	$0.99	$0.59
Diluted	$0.99	$0.59
Dividends per share	$0.38	$0.13

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2014 and 2013, approximately 1 million shares underlying stock options were excluded from the diluted earnings per share as such stock options were not dilutive.

Note 4 — Receivables from Customers

At March 31, 2014, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. This matter is currently proceeding through the Mexican judicial system. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 5 — Property and Equipment

Property and equipment, at cost, as of March 31, 2014 and December 31, 2013 for Noble-UK consisted of the following:

	March 31,	December 31,
	2014	2013
Drilling equipment and facilities	$17,765,708	$17,130,986
Construction in progress	1,703,940	1,854,434
Other	221,930	213,347

Property and equipment, at cost	$19,691,578	$19,198,767

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Capital expenditures, including capitalized interest, totaled $517 million and $372 million for the three months ended March 31, 2014 and 2013, respectively. Capitalized interest was $14 million for the three months ended March 31, 2014 as compared to $30 million for the three months ended March 31, 2013.

Note 6 — Debt

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Senior unsecured notes:
7.375% Senior Notes due 2014	$—	$249,964
3.45% Senior Notes due 2015	350,000	350,000
3.05% Senior Notes due 2016	299,970	299,967
2.50% Senior Notes due 2017	299,895	299,886
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	499,054	499,022
4.625% Senior Notes due 2021	399,588	399,576
3.95% Senior Notes due 2022	399,199	399,178
6.20% Senior Notes due 2040	399,894	399,893
6.05% Senior Notes due 2041	397,655	397,646
5.25% Senior Notes due 2042	498,289	498,283

Total senior unsecured notes	3,745,239	3,995,110
Commercial paper program	1,983,543	1,561,141

Total long-term debt	$5,728,782	$5,556,251

Credit Facilities and Commercial Paper Program

We currently have three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (together referred to as the “Credit Facilities”). We have established a commercial paper program, which allows us to issue up to $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under our Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit under the Credit Facilities reduces the amount available for borrowing. At March 31, 2014, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

In March 2014, we repaid our $250 million 7.375% Senior Notes using issuances under our commercial paper program.

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2014, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the Credit Facilities as of March 31, 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2014, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2014.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement).

The following table presents the estimated fair value of our long-term debt as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
7.375% Senior Notes due 2014	$—	$—	$249,964	$253,634
3.45% Senior Notes due 2015	350,000	361,307	350,000	363,019
3.05% Senior Notes due 2016	299,970	310,359	299,967	309,878
2.50% Senior Notes due 2017	299,895	306,056	299,886	302,891
7.50% Senior Notes due 2019	201,695	236,566	201,695	232,839
4.90% Senior Notes due 2020	499,054	535,805	499,022	528,597
4.625% Senior Notes due 2021	399,588	419,976	399,576	413,868
3.95% Senior Notes due 2022	399,199	396,059	399,178	390,520
6.20% Senior Notes due 2040	399,894	435,821	399,893	421,720
6.05% Senior Notes due 2041	397,655	427,624	397,646	417,312
5.25% Senior Notes due 2042	498,289	488,115	498,283	476,873

Total senior unsecured notes	3,745,239	3,917,688	3,995,110	4,111,151
Commercial paper program	1,983,543	1,983,543	1,561,141	1,561,141

Total long-term debt	$5,728,782	$5,901,231	$5,556,251	$5,672,292

Note 7 — Income Taxes

At December 31, 2013, the reserves for uncertain tax positions totaled $127 million (net of related tax benefits of $2 million). At March 31, 2014, the reserves for uncertain tax positions totaled $116 million (net of related tax benefits of $2 million). If the March 31, 2014 reserves are not realized, the provision for income taxes would be reduced by $116 million.

It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may increase or decrease in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended March 31,
	2014		2013
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,420	$2,541	$1,379	$2,681
Interest cost	1,456	2,714	1,282	2,262
Return on plan assets	(1,835)	(3,846)	(1,471)	(3,276)
Amortization of prior service cost	(5)	56	—	57
Recognized net actuarial loss	313	651	405	1,910

Net pension expense	$1,349	$2,116	$1,595	$3,634

During the three months ended March 31, 2014 and 2013, we made contributions to our pension plans totaling $0.7 million and $3 million, respectively.

Note 9 — Derivative Instruments and Hedging Activities

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

Cash Flow Hedges

Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts during the first quarter of each year, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2014 represent approximately 52 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $284 million at March 31, 2014. Total unrealized gains related to these forward contracts were approximately $6 million as of March 31, 2014 and was recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

The balance of the net unrealized gain/(loss) related to our cash flow hedges included in AOCL and related activity is as follows:

	Three Months Ended
	March 31,
	2014	2013
Net unrealized gain/(loss) at beginning of period	$—	$—
Activity during period:
Net unrealized gain/(loss) on outstanding foreign currency forward contracts	5,946	(1,202)

Net unrealized gain/(loss) at end of period	$5,946	$(1,202)

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Financial Statement Presentation

The following table, together with Note 10, summarizes the financial statement presentation and fair value of our derivative positions as of March 31, 2014 and December 31, 2013:

		Estimated fair value
	Balance sheet classification	March 31, 2014	December 31, 2013
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$5,946	$—

To supplement the fair value disclosures in Note 10, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended March 31, 2014 and 2013:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2014	2013	2014	2013	2014	2013
Cash flow hedges
Foreign currency forward contracts	$4,752	$(1,316)	$1,194	$114	$—	$—

Note 10 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

March 31, 2014
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$8,110	$8,110	$—	$—
Foreign currency forward contracts	5,946	—	5,946	—

December 31, 2013
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$7,230	$7,230	$—	$—

The foreign currency forward contracts have been valued using actively quoted prices and quotes obtained from the counterparties to the contracts. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11 — Accumulated Other Comprehensive Loss

The following table sets forth the changes in the accumulated balances for each component of AOCL, net of tax.

	Gains /	Defined
	(Losses) on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at December 31, 2012	$—	$(95,071)	$(20,378)	$(115,449)

Activity during period:
Other comprehensive income (loss) before reclassifications	(1,316)	—	2,657	1,341
Amounts reclassified from AOCL	114	1,642	—	1,756

Net other comprehensive income (loss)	(1,202)	1,642	2,657	3,097

Balance at March 31, 2013	$(1,202)	$(93,429)	$(17,721)	$(112,352)

Balance at December 31, 2013	$—	$(58,598)	$(23,566)	$(82,164)

Activity during period:
Other comprehensive income before reclassifications	4,752	—	1,009	5,761
Amounts reclassified from AOCL	1,194	763	—	1,957

Net other comprehensive income	5,946	763	1,009	7,718

Balance at March 31, 2014	$5,946	$(57,835)	$(22,557)	$(74,446)

(1)	Gains on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “other income” on our Consolidated Statement of Income. See Note 9 for additional information.
(2)	Defined benefit pension items relate to actuarial losses and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statement of Income through either “contract drilling services” or “general and administrative”. See Note 8 for additional information.

Note 12 — Commitments and Contingencies

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies to be remediated, including issues relating to the main propulsion and safety management system. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and worked with the agency to keep it apprised of our progress. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard then began its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer and Kulluk and other matters. The Coast Guard referred the Noble Discoverer and Kulluk matters to the U.S. Department of Justice (“DOJ”) for further investigation. We are cooperating with the DOJ in connection with their investigation, which relates to the items described above, hazardous condition allegations with respect to the Noble Discoverer and other matters. We cannot predict when the DOJ will conclude the investigation and cannot provide any assurances with respect to the outcome. The DOJ is seeking criminal sanctions, including monetary penalties, against us, as well as some form of ongoing assurance of our operational compliance programs, and we are maintaining a dialogue with the DOJ. We believe it is probable that we will have to pay some amount in fines and penalties to resolve this matter and have reserved $7 million.

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

Under the Nigerian Industrial Training Fund Act of 2004, as amended (“the Act”), Nigerian companies with five or more employees must contribute annually 1 percent of their payroll to the Industrial Training Fund, or ITF, established under the Act to be used for the training of Nigerian nationals with a view towards generating a pool of indigenously trained manpower. We have not paid this amount on our expatriate workers employed by our non-Nigerian employment entity in the past as we did not believe the contribution obligation was applicable to them. In October 2012, we received a demand from the ITF for payments going back to 2004 and associated penalties in respect of these expatriate employees. In February 2013, the ITF filed suit seeking payment of these amounts. We do not believe that we owe the amount claimed. We have had discussions with the ITF to resolve the issue and do not believe the resolution of this matter will have a material adverse effect on our financial position, results of operations or cash flows.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2014, there were 37 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including a certain dispute with a customer over receivables discussed in Note 4, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. During 2013, the IRS completed its examination of our tax reporting for the taxable year ended December 31, 2008 and concluded that we were entitled to a refund. The congressional Joint Committee on Taxation took no exception to the conclusions reached by the IRS, and the refund, plus interest, was received in March 2014. The IRS also completed its examination of our tax reporting for the taxable year ended December 31, 2009, and informed us that it made no changes to our reported tax. During the first quarter of 2014, the IRS began its examination of our tax reporting for the taxable years ended December 31, 2010 and 2011. We believe that we have accurately reported all amounts in our 2010 and 2011 tax returns. Furthermore, we are currently contesting several non-U.S. tax assessments and may contest future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.

Audit claims of approximately $335 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Jim Thompson, Noble Amos Runner and Noble Driller for “total loss only” when caused by a named windstorm. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. Our rigs located in the Mexico portion of the Gulf of Mexico remain covered by commercial insurance for windstorm damage. In addition, we maintain a physical damage deductible on our rigs of $25 million per occurrence. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $1.7 billion at March 31, 2014.

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

Note 13 — Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. Our contract drilling services segment conducts contract drilling operations in the United States, Mexico, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia.

We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the three months ended March 31, 2014 and 2013 is shown in the following table. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-UK.

	Three Months Ended March 31,
	2014			2013
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$1,242,438	$8,732	$1,251,170	$949,458	$21,517	$970,975
Depreciation and amortization	241,574	4,331	245,905	202,619	3,537	206,156
Segment operating income/ (loss)	383,867	(14,607)	369,260	228,987	804	229,791
Interest expense, net of amount capitalized	(73)	(40,319)	(40,392)	(120)	(27,181)	(27,301)
Income tax (provision)/ benefit	(63,656)	9,220	(54,436)	(38,897)	4,545	(34,352)
Segment profit/ (loss)	302,611	(46,285)	256,326	172,248	(22,188)	150,060
Total assets (at end of period)	15,648,678	795,819	16,444,497	14,212,435	677,523	14,889,958

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14 — Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 15 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Three months ended		Three months ended
	March 31,		March 31,
	2014	2013	2014	2013
Accounts receivable	$91,226	$(125,192)	$91,226	$(125,192)
Other current assets	(46,320)	(47,920)	(46,997)	(49,017)
Other assets	19,801	1,101	19,805	1,099
Accounts payable	(5,350)	12,901	(12,696)	12,970
Other current liabilities	(70,001)	(18,947)	(60,550)	(21,095)
Other liabilities	(12,474)	(680)	(12,472)	(680)

	$(23,118)	$(178,737)	$(21,684)	$(181,915)

Note 16 — Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman or one or more subsidiaries of Noble-Cayman are a co-issuer, guarantor or otherwise obligated as of March 31, 2014 with respect to the following securities as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$350 million 3.845% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NDC;	Noble-Cayman;
	Noble Drilling Services 6 LLC (“NDS6”)	Noble Holding (U.S.) Corporation (“NHC”);
Noble Drilling Holding LLC (“NDH”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC and NDH combined, NDC, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$124	$—	$5	$—	$111,661	$—	$111,795
Accounts receivable	—	53,786	3,331	—	—	820,010	—	877,127
Taxes receivable	—	37,956	—	—	—	97,501	—	135,457
Short-term notes receivable from affiliates	—	1,456,245	—	—	19,500	166,760	(1,642,505)	—
Accounts receivable from affiliates	1,163,230	122,759	791,922	82,362	22,967	6,153,853	(8,337,093)	—
Prepaid expenses and other current assets	—	2,822	172	13	—	238,856	—	241,863

Total current assets	1,163,235	1,673,692	795,425	82,380	42,467	7,588,641	(9,979,598)	1,366,242

Property and equipment, at cost	—	2,249,576	76,132	—	—	17,327,453	—	19,653,161
Accumulated depreciation	—	(231,409)	(62,039)	—	—	(4,562,966)	—	(4,856,414)

Property and equipment, net	—	2,018,167	14,093	—	—	12,764,487	—	14,796,747

Notes receivable from affiliates	3,304,753	124,215	223,059	1,980,391	5,000	1,322,500	(6,959,918)	—
Investments in affiliates	8,977,664	9,645,314	2,061,305	10,107,669	5,612,195	—	(36,404,147)	—
Other assets	4,589	6,872	115	21,967	607	213,319	—	247,469

Total assets	$13,450,241	$13,468,260	$3,093,997	$12,192,407	$5,660,269	$21,888,947	$(53,343,663)	$16,410,458

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$52,611	$114,149	$—	$750,000	$725,745	$(1,642,505)	$—
Accounts payable	—	4,704	677	—	—	309,562	—	314,943
Accrued payroll and related costs	—	5,316	782	—	—	104,539	—	110,637
Accounts payable to affiliates	1,068,444	4,848,721	4,904	243,031	20,596	2,151,397	(8,337,093)	—
Taxes payable	—	18,125	9	—	—	150,669	—	168,803
Other current liabilities	915	22,833	200	16,359	630	174,855	—	215,792

Total current liabilities	1,069,359	4,952,310	120,721	259,390	771,226	3,616,767	(9,979,598)	810,175

Long-term debt	1,983,543	—	—	3,543,544	201,695	—	—	5,728,782
Notes payable to affiliates	1,769,064	421,263	—	975,000	192,216	3,602,375	(6,959,918)	—
Deferred income taxes	—	—	4,245	—	—	217,135	—	221,380
Other liabilities	19,930	32,151	—	—	—	265,029	—	317,110

Total liabilities	4,841,896	5,405,724	124,966	4,777,934	1,165,137	7,701,306	(16,939,516)	7,077,447

Commitments and contingencies
Total shareholder equity	8,608,345	8,062,536	2,969,031	7,414,473	4,495,132	12,939,108	(35,880,280)	8,608,345
Noncontrolling interests	—	—	—	—	—	1,248,533	(523,867)	724,666

Total equity	8,608,345	8,062,536	2,969,031	7,414,473	4,495,132	14,187,641	(36,404,147)	9,333,011

Total liabilities and equity	$13,450,241	$13,468,260	$3,093,997	$12,192,407	$5,660,269	$21,888,947	$(53,343,663)	$16,410,458

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

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$85,582	$5,667	$—	$—	$1,157,987	$(42,932)	$1,206,304
Reimbursables	—	767	81	—	—	35,805	—	36,653
Labor contract drilling services	—	—	—	—	—	8,212	—	8,212
Other	—	—	—	—	—	1	—	1

Total operating revenues	—	86,349	5,748	—	—	1,202,005	(42,932)	1,251,170

Operating costs and expenses
Contract drilling services	10,071	42,103	2,449	26,116	—	521,021	(42,932)	558,828
Reimbursables	—	909	78	—	—	29,619	—	30,606
Labor contract drilling services	—	—	—	—	—	6,226	—	6,226
Depreciation and amortization	—	15,952	1,131	—	—	228,227	—	245,310
General and administrative	573	1,847	1	6,961	—	2,550	—	11,932

Total operating costs and expenses	10,644	60,811	3,659	33,077	—	787,643	(42,932)	852,902

Operating income (loss)	(10,644)	25,538	2,089	(33,077)	—	414,362	—	398,268
Other income (expense)
Equity earnings in affiliates, net of tax	320,213	179,887	69,071	318,759	172,191	—	(1,060,121)	—
Interest expense, net of amounts capitalized	(25,884)	(6,050)	(493)	(46,493)	(7,949)	(12,360)	58,837	(40,392)
Interest income and other, net	1,630	13,680	66	25,957	313	15,874	(58,837)	(1,317)

Income before income taxes	285,315	213,055	70,733	265,146	164,555	417,876	(1,060,121)	356,559
Income tax provision	—	(31,201)	—	—	—	(23,127)	—	(54,328)

Net Income	285,315	181,854	70,733	265,146	164,555	394,749	(1,060,121)	302,231
Net income attributable to noncontrolling interests	—	—	—	—	—	(29,986)	13,070	(16,916)

Net income attributable to Noble Corporation	285,315	181,854	70,733	265,146	164,555	364,763	(1,047,051)	285,315

Other comprehensive income, net	7,718	—	—	—	—	7,718	(7,718)	7,718

Comprehensive income attributable to Noble Corporation	$293,033	$181,854	$70,733	$265,146	$164,555	$372,481	$(1,054,769)	$293,033

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$46,957	$4,991	$—	$—	$897,239	$(20,450)	$928,737
Reimbursables	—	586	—	—	—	20,588	—	21,174
Labor contract drilling services	—	—	—	—	—	21,054	—	21,054
Other	—	—	—	—	—	10	—	10

Total operating revenues	—	47,543	4,991	—	—	938,891	(20,450)	970,975

Operating costs and expenses
Contract drilling services	919	16,425	1,785	24,213	—	453,669	(20,450)	476,561
Reimbursables	—	334	—	—	—	14,588	—	14,922
Labor contract drilling services	—	—	—	—	—	12,249	—	12,249
Depreciation and amortization	—	14,862	1,101	—	—	189,788	—	205,751
General and administrative	625	1,892	1	8,713	—	3,612	—	14,843
Gain on contract extinguishment	—	—	—	—	—	(1,800)	—	(1,800)

Total operating costs and expenses	1,544	33,513	2,887	32,926	—	672,106	(20,450)	722,526

Operating income (loss)	(1,544)	14,030	2,104	(32,926)	—	266,785	—	248,449
Other income (expense)
Equity earnings in affiliates, net of tax	202,765	96,943	7,453	225,457	116,028	—	(648,646)	—
Interest expense, net of amounts capitalized	(33,307)	(7,562)	(833)	(34,560)	(11,721)	(23,334)	84,016	(27,301)
Interest income and other, net	1,630	10,814	7	39,761	6,305	25,562	(84,016)	63

Income before income taxes	169,544	114,225	8,731	197,732	110,612	269,013	(648,646)	221,211
Income tax provision	—	(4,556)	—	—	—	(29,458)	—	(34,014)

Net Income	169,544	109,669	8,731	197,732	110,612	239,555	(648,646)	187,197
Net income attributable to noncontrolling interests	—	—	—	—	—	(27,538)	9,885	(17,653)

Net income attributable to Noble Corporation	169,544	109,669	8,731	197,732	110,612	212,017	(638,761)	169,544

Other comprehensive income, net	3,097	—	—	—	—	3,097	(3,097)	3,097

Comprehensive income attributable to Noble Corporation	$172,641	$109,669	$8,731	$197,732	$110,612	$215,114	$(641,858)	$172,641

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(23,676)	$37,298	$(4,327)	$(98,984)	$(11,386)	$632,730	$—	$531,655

Cash flows from investing activities
New construction and capital expenditures	—	(331,096)	(173)	—	—	(229,519)	—	(560,788)
Notes receivable from affiliates	—	—	—	273,744	—	—	(273,744)	—

Net cash from investing activities	—	(331,096)	(173)	273,744	—	(229,519)	(273,744)	(560,788)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	422,402	—	—	—	—	—	—	422,402
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,695)	—	(19,695)
Financing costs on credit facilities	(381)	—	—	—	—	—	—	(381)
Distributions to parent company, net	(121,780)	—	—	—	—	—	—	(121,780)
Advances (to) from affiliates	(2,817)	293,520	4,500	75,241	11,386	(381,830)	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	—	273,744	—

Net cash from financing activities	23,680	293,520	4,500	(174,759)	11,386	(401,525)	273,744	30,546

Net change in cash and cash equivalents	4	(278)	—	1	—	1,686	—	1,413
Cash and cash equivalents, beginning of period	1	402	—	4	—	109,975	—	110,382

Cash and cash equivalents, end of period	$5	$124	$—	$5	$—	$111,661	$—	$111,795

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-	NHC and NDH				Subsidiaries	Consolidating
	Cayman	Combined	NDC	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(24,033)	$21,420	$2,894	$(72,200)	$(9,167)	$295,344	$—	$214,258

Cash flows from investing activities
New construction and capital expenditures	—	(168,711)	(18)	—	—	(269,536)	—	(438,265)

Net cash from investing activities	—	(168,711)	(18)	—	—	(269,536)	—	(438,265)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	209,680	—	—	—	—	—	—	209,680
Financing costs on credit facilities	(1,895)	—	—	—	—	—	—	(1,895)
Distributions to parent company, net	(53,110)	—	—	—	—	—	—	(53,110)
Advances (to) from affiliates	(131,640)	146,864	(2,876)	72,200	9,167	(93,715)	—	—

Net cash from financing activities	23,035	146,864	(2,876)	72,200	9,167	(93,715)	—	154,675

Net change in cash and cash equivalents	(998)	(427)	—	—	—	(67,907)	—	(69,332)
Cash and cash equivalents, beginning of period	1,003	904	—	2	—	275,466	—	277,375

Cash and cash equivalents, end of period	$5	$477	$—	$2	$—	$207,559	$—	$208,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2014, and our results of operations for the three months ended March 31, 2014 and 2013. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed by Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, a potential Separation, including any related spin-off or distribution to shareholders, of our standard specification business (including form, timing and fleet composition), repayment of debt, borrowings under our credit facilities or other instruments, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

Noble-UK is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of mobile offshore drilling units located worldwide. We also own one floating production storage and offloading unit (“FPSO”). Currently, our fleet consists of 14 semisubmersibles, 14 drillships and 49 jackups, including five units under construction as follows:

•	two dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	three high-specification, heavy-duty, harsh environment jackups.

Our fleet is located in the United States, Mexico, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The short-term business environment for offshore drillers during the first three months of 2014 has been challenging. While the price of Brent Crude, a key factor in determining customer activity levels, remained generally steady throughout the period, there has been a decrease in contractual activity particularly for ultra-deepwater and deepwater rigs with delays in ultra-deepwater projects as operators evaluate development costs. Many analysts project a decrease in the rate of global offshore exploration and development spending increases relative to previous years. In addition, supply has increased due to a significant number of newbuild units that are forecast to enter the market over the next 12 months. While we believe the short-term outlook has downside risks, we continue to have confidence in the long-term fundamentals for the industry. These fundamental factors include stable crude oil prices, strong exploration results, geographic expansion of deepwater drilling activities, a growing backlog of multi-year field development programs and greater access by our customers to promising offshore regions, as evidenced by the Australian government releasing 30 oil and gas blocks for bidding and energy reform legislation in Mexico that could potentially lead to an increase in drilling activity in Mexican waters.

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

We have actively expanded our offshore deepwater drilling and high specification jackup capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue to evaluate opportunities to enhance our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex programs required by our customers. During the first quarter of 2014, we continued to execute our newbuild program, completing the following milestones:

•	we commenced operations on the Noble Regina Allen, a high-specification, heavy duty, harsh environment jackup, under an 18-month contract in the North Sea in the first quarter of 2014;

•	we commenced operations on the Noble Houston Colbert, a high-specification, heavy duty, harsh environment jackup, under a 10-month contract in Argentina in the first quarter of 2014;

•	we completed construction of the Noble Sam Turner, a high-specification, heavy duty, harsh environment jackup, which was delivered from the shipyard during the first quarter of 2014 and is scheduled to complete acceptance testing and begin operations under a two-year contract in the North Sea in the third quarter of 2014;

•	we continued construction of two dynamically positioned, ultra-deepwater, harsh environment drillships at Hyundai Heavy Industries Co. Ltd.;

•	we continued construction of two high-specification, heavy duty, harsh environment jackups; and

•	we continued construction of one ultra-high specification jackup.

Subsequent to March 31, 2014, the newbuild drillship, Noble Sam Croft, was delivered from the shipyard. This unit is currently mobilizing and undergoing final commissioning and customer acceptance testing before commencing its contract in the U.S. Gulf of Mexico during the third quarter of 2014.

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

The Separation of the standard specification business will be effected through the distribution of 100 percent of the shares of Paragon Offshore to Noble-UK shareholders during the third quarter of 2014 in a spin-off that would be tax-free to shareholders. The Separation is subject to approval by our shareholders, which is being sought at the annual general meeting scheduled to be held during the second quarter of 2014, as well as final approval by our Board of Directors of the actual dividend and other customary matters. We have received a private letter ruling from the U.S. Internal Revenue Service stating that the Separation is expected to qualify as a tax-free transaction under sections 368(a)(1)(D) and 355, and related provisions, of the Internal Revenue Code of 1986, as amended. We expect that Paragon Offshore would use the net proceeds from the issuance of debt securities and borrowings under its credit facilities to repay its indebtedness to Noble. We expect that, in turn, Noble would use such proceeds to repay outstanding third-party debt of Noble-Cayman and its subsidiaries. There can be no assurance that our proposed plan will lead to Separation of Paragon Offshore as described herein or to any other transaction, or that if any transaction is pursued, that it will be consummated.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of March 31, 2014, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2014 (1)	2015	2016	2017	2018-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6)	$10,954	$2,227	$2,812	$1,978	$1,243	$2,694
Jackups (3)	3,375	1,283	1,005	420	230	437

Total (4)	$14,329	$3,510	$3,817	$2,398	$1,473	$3,131

Percent of Available Days Committed (5)
Semisubmersibles/Drillships		74%	62%	41%	24%	9%
Jackups		74%	39%	11%	4%	1%

Total		73%	47%	22%	11%	4%

(1)	Represents a nine-month period beginning April 1, 2014.

(2)	Our drilling contracts with Petróleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on reaching targets for downtime experienced for our rigs operating offshore Brazil. Our backlog includes an amount equal to 50 percent of potential performance bonuses for such rigs, or $83 million.

The drilling contracts with Royal Dutch Shell, PLC (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Max Smith, Noble Don Taylor and the Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contract. Our backlog includes an amount equal to 25 percent of potential performance bonuses for these rigs, or $173 million.

(3)	Petróleos Mexicanos (“Pemex”) has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At March 31, 2014, we had 10 rigs contracted to Pemex in Mexico, and our backlog includes approximately $388 million related to such contracts.
(4)	Some of our drilling contracts provide the customer with certain early termination rights.
(5)	Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul, repairs or maintenance. Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2014 through 2016.
(6)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of March 31, 2014, the combined amount of backlog for these rigs totals $1.9 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs was $944 million.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, we estimate Shell, Freeport-McMoRan Copper & Gold and Petrobras represented approximately 51 percent, 9 percent and 9 percent, respectively, of our backlog.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

Net income attributable to Noble-UK for the three months ended March 31, 2014 (the “Current Quarter”) was $256 million, or $0.99 per diluted share, on operating revenues of $1.3 billion, compared to net income for the three months ended March 31, 2013 (the “Comparable Quarter”) of $150 million, or $0.59 per diluted share, on operating revenues of $971 million.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2014 and 2013, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended March 31, 2014 and 2013 was $29 million and $19 million higher than operating income for Noble-UK for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,			March 31,
	2014	2013	2014	2013	% Change	2014	2013	% Change
Jackups	86%	93%	3,413	3,598	-5%	$124,962	$105,559	18%
Semisubmersibles	79%	84%	993	1,053	-6%	392,620	321,037	22%
Drillships	92%	83%	990	669	48%	393,892	315,216	25%
Other	0%	0%	—	—	0%	—	—	0%

Total	84%	86%	5,396	5,320	1%	$223,559	$174,578	28%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Operating revenues:
Contract drilling services	$1,206,304	$928,737	$277,567	30%
Reimbursables (1)	36,133	20,711	15,422	74%
Other	1	10	(9)	-90%

	$1,242,438	$949,458	$292,980	31%

Operating costs and expenses:
Contract drilling services	$561,131	$480,126	$81,005	17%
Reimbursables (1)	30,118	14,469	15,649	108%
Depreciation and amortization	241,574	202,619	38,955	19%
General and administrative	25,428	25,057	371	1%
Non-recurring spin-off related costs	320	—	320	**
Gain on contract extinguishment	—	(1,800)	1,800	-100%

	858,571	720,471	138,100	19%

Operating income	$383,867	$228,987	$154,880	68%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues—Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by increases in both average dayrates and operating days. The 28 percent increase in average dayrates increased revenue by approximately $265 million while the 1 percent increase in operating days increased revenues by $13 million.

The increase in contract drilling services revenues relates to our drillships, semisubmersibles and jackups, which generated approximately $179 million, $52 million and $47 million more revenue, respectively, in the Current Quarter.

The increase in drillship revenues was driven by a 48 percent increase in operating days and a 25 percent increase in average dayrates, resulting in a $101 million and a $78 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the Noble Don Taylor, Noble Globetrotter II and Noble Bob Douglas, which commenced their contracts in August 2013, September 2013 and December 2013, respectively. Additionally, the Noble Roger Eason returned to full operations during the Current Quarter, after receiving a reduced rate while in the shipyard to undergo its reliability upgrade project during the Comparable Quarter.

The 22 percent increase in average dayrates on our semisubmersibles resulted in a $71 million increase in revenues from the Comparable Quarter. The increase in average dayrates is due to favorable dayrate changes on new contracts across the semisubmersible fleet. The 6 percent decline in operating days resulted in a $19 million decline in revenues driven by the Noble Homer Ferrington, which was uncontracted in the Current Quarter but experienced full utilization during the Comparable Quarter.

The 18 percent increase in jackup average dayrates resulted in a $66 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from favorable dayrate changes on new contracts across the jackup fleet, as well as the newbuild jackups operating at favorable dayrates. The 5 percent decline in operating days resulted in a $19 million decline in revenues driven by the Noble Gus Androes and Noble Charlie Yester, which were off contract in the Current Quarter but experienced full utilization during the Comparable Quarter and increased downtime on the Noble Percy Johns and Noble John Sandifer during the Current Quarter. These decreases were partially offset by the contract commencements of the Noble Mick O’Brien, Noble Regina Allen and Noble Houston Colbert in November 2013, January 2014 and March 2014, respectively. Additionally, the Noble Lewis Dugger, which was sold in July 2013, was fully utilized during the Comparable Quarter.

Operating Costs and Expenses—Contract drilling services operating costs and expenses increased $81 million for the Current Quarter as compared to the Comparable Quarter. A portion of the increase is due to the crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $73 million in expense in the Current Quarter. The remaining change was primarily driven by a $14 million increase in labor costs and a $7 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs. These increases were partially offset by a $13 million decrease in maintenance and rig-related expense.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the Noble Don Taylor, Noble Globetrotter II, Noble Mick O’Brien, Noble Bob Douglas, Noble Regina Allen and Noble Houston Colbert.

Other

The following table sets forth the operating results for our other services for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Operating revenues:
Labor contract drilling services	$8,212	$21,054	$(12,842)	-61%
Reimbursables (1)	520	463	57	12%

	$8,732	$21,517	$(12,785)	-59%

Operating costs and expenses:
Labor contract drilling services	$6,226	$12,249	$(6,023)	-49%
Reimbursables (1)	488	453	35	8%
Depreciation and amortization	4,331	3,537	794	22%
General and administrative	209	512	(303)	-59%
Non-recurring spin-off related costs	12,085	3,962	8,123	205%

	23,339	20,713	2,626	13%

Operating (loss)/income	$(14,607)	$804	$(15,411)	-1917%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses—The decrease in both revenue and expense primarily relates to the cancellation of a project with our customer, Shell, for one of its rigs that was operating under a labor contract in Alaska. The project was cancelled on March 31, 2013.

Other Income and Expenses

Non-recurring spin-off related costs—Non-recurring spin-off related costs increased $8 million in the Current Quarter from the Comparable Quarter for professional fees and other costs incurred related to the proposed Separation of most of our standard specification assets.

Interest Expense, net of amount capitalized—Interest expense, net of amount capitalized, increased $13 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of a reduction in capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the completion of construction on three of our newbuild drillships and three of our newbuild jackups, coupled with increased borrowings outstanding under our credit facilities and commercial paper program. During the Current Quarter, we capitalized approximately 26 percent of total interest charges versus approximately 52 percent during the Comparable Quarter.

Income Tax Provision—Our income tax provision increased $20 million in the Current Quarter driven by higher pre-tax income. This was partially offset by a lower effective tax rate in the Current Quarter. The 62 percent increase in pre-tax earnings generated a $21 million increase in tax expense while the 2 percent decline in the effective tax rate during the Current Quarter decreased the income tax provision by $1 million. The favorable change in the effective tax rate was a result of certain discrete benefits recognized during the Current Quarter.

Liquidity and Capital Resources

Overview

Net cash from operating activities for the Current Quarter was $506 million and $203 million in the Comparable Quarter. The increase in net cash from operating activities in the Current Quarter was primarily attributable to a significant increase in net income. We had working capital of $477 million and $339 million at March 31, 2014 and December 31, 2013, respectively. Our total debt as a percentage of total debt plus equity increased slightly to 38.2 percent at March 31, 2014 from 38.0 percent at December 31, 2013, primarily as a result of an increase in indebtedness outstanding on our commercial paper program during the Current Quarter.

Our principal sources of capital in the Current Quarter were cash generated from operating activities noted above and borrowings through our commercial paper program. Cash generated during the Current Quarter was primarily used to fund our capital expenditure program.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	non-recurring spin-off related costs;

•	payments of dividends; and

•	repayment of maturing debt.

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

At March 31, 2014, we had a total contract drilling services backlog of approximately $14.3 billion. Our backlog as of March 31, 2014 reflects a commitment of 73 percent of available days for the remainder of 2014 and 47 percent of available days for 2015. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Our primary use of available liquidity during 2014 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $517 million and $372 million for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, we had five rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first three months of 2014 totaled $326 million, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Sam Croft**	$16.1
Noble Tom Madden	15.3
Jackups
Noble Tom Prosser	3.4
Noble Sam Hartley	2.8
Noble Jackup VII (CJ70-Mariner)	1.4
Recently completed construction projects
Noble Sam Turner	135.8
Noble Houston Colbert	134.3
Noble Globetrotter II	11.0
Noble Bob Douglas	4.0
Noble Regina Allen	1.0
Noble Don Taylor	0.7
Noble Mick O’Brien	0.3
Other	0.1

Total Newbuild Capital Expenditures	$326.2

**	This unit was delivered from the shipyard subsequent to March 31, 2014.

In addition to the newbuild expenditures noted above, capital expenditures during the first three months of 2014 consisted of the following:

•	$177 million for major projects, subsea related expenditures and upgrades and replacements to drilling equipment; and

•	$14 million in capitalized interest.

Our total capital expenditure estimate for 2014 is approximately $2.6 billion. In addition, we anticipate incurring capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of March 31, 2014, we had outstanding commitments, including shipyard and purchase commitments, for approximately $1.7 billion, of which we expect to spend approximately $1.3 billion within the next twelve months.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $97 million (or $0.375 per share), was declared on January 30, 2014 and paid on February 20, 2014 to holders of record on February 10, 2014. This payment includes the third tranche ($0.25 per share) of our previously approved annual dividend payment to shareholders, and an increase of $0.125 per share that was approved by the Board of Directors in January 2014. Under our current dividend policy, we expect to pay a dividend of $1.50 per share on an annualized basis.

In April 2014, our Board of Directors approved the payment of our quarterly dividend to shareholders. This payment represents the final tranche ($0.25 per share) of our previously approved annual dividend payment to shareholders, as well as an additional $0.125 per share declared by the Board of Directors in accordance with the current dividend policy.

The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK and such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The amount of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (together referred to as the “Credit Facilities”). We have established a commercial paper program, which allows us to issue up to $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. Outstanding commercial paper reduces availability under our Credit Facilities. Our total debt related to the Credit Facilities and commercial paper program was $2.0 billion at March 31, 2014 as compared to $1.6 billion at December 31, 2013. At March 31, 2014, we had approximately $900 million of available capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit under the Credit Facilities reduces the amount available for borrowing. At March 31, 2014, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $3.7 billion at March 31, 2014 as compared to $4.0 billion at December 31, 2013. The decrease in senior unsecured notes outstanding is a result of the maturity of our $250 million 7.375% Senior Notes during March 2014, which was repaid using issuances under our commercial paper program.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Drilling Corporation (“NDC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2014, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the Credit Facilities as of March 31, 2014.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At March 31, 2014, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2014.

Other

At March 31, 2014, we had letters of credit of $323 million and performance and temporary import bonds totaling $116 million supported by surety bonds outstanding. Certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At March 31, 2014, we had $2.0 million in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $20 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $5.9 billion and $5.7 billion at March 31, 2014 and December 31, 2013, respectively. The increase in fair value was primarily a result of increased indebtedness outstanding under our commercial paper program coupled with changes in interest rates and market perceptions of our credit risk, partially offset by the repayment of our $250 million fixed rate senior note.

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

Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts during the first quarter of each year, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2014 represent approximately 52 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $284 million at March 31, 2014. Total unrealized gain related to these forward contracts was approximately $6 million as of March 31, 2014 and was recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $28 million.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Services Inc. Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for all employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.

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

Changes in market asset values related to the pension plans noted above could have a material impact upon our Consolidated Statement of Comprehensive Income and could result in material cash expenditures in future periods.

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of March 31, 2014. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2014. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 4 and 12 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Risk Factors Relating to Our Business

The risk factor below updates and supplements the risk described under “Risk Factors Relating to Our Business” in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, and should be considered together with the risk factors described in that report.

Possible changes in tax laws could affect us and our shareholders.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United Kingdom, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated. For example, the recently published draft legislation by the UK government could restrict deductions on certain related party transactions, such as those relating to the bareboat charter agreements used in connection with our UK continental shelf operations. If enacted, the proposed legislation is expected to become effective retroactively to April 1, 2014 and would result in an increase in the effective tax rate on our consolidated operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the company is only permitted to purchase its own shares by way of an “off market purchase” in a plan approved by shareholders. Prior to our redomiciliation to the UK, a resolution was adopted by the Board of Directors authorizing the repurchase of 6,769,891 shares during the five-year period commencing on the date of the redomiciliation. This number of shares corresponds to the number of shares that Noble Corporation, a Swiss corporation, had authority to repurchase at the time of the redomiciliation. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares. During the three months ended March 31, 2014, there were no repurchases by Noble-UK of its shares.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation plc, a company registered under the laws of England and Wales

/s/ David W. Williams	May 12, 2014
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ James A. MacLennan
James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	May 12, 2014
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”)(filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1	Articles of Association of Noble-UK (filed as Exhibit 3.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

10.1*	Sixth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective as of January 30, 2014 (filed as exhibit 10.24 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.2*	Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of January 30, 2014 (filed as exhibit 10.29 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-UK.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.