Form 10-Q
period 2014-06-30
Noble Corp plc; NOBLE CORP
filed 2014-08-08
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at July 31, 2014: Noble Corporation plc — 254,260,645

Number of shares outstanding at July 31, 2014: Noble Corporation — 261,245,693

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$140,537	$114,458
Accounts receivable	889,942	949,069
Taxes receivable	148,345	140,269
Prepaid expenses and other current assets	233,252	187,139

Total current assets	1,412,076	1,390,935

Property and equipment, at cost	20,391,892	19,198,767
Accumulated depreciation	(5,118,363)	(4,640,677)

Property and equipment, net	15,273,529	14,558,090

Other assets	304,295	268,932

Total assets	$16,989,900	$16,217,957

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$365,961	$347,214
Accrued payroll and related costs	148,447	151,161
Taxes payable	127,739	125,119
Dividends payable	—	128,249
Other current liabilities	258,667	300,172

Total current liabilities	900,814	1,051,915

Long-term debt	6,013,946	5,556,251
Deferred income taxes	233,419	225,455
Other liabilities	338,888	334,308

Total liabilities	7,487,067	7,167,929

Commitments and contingencies
Shareholders’ equity
Shares; 254,258 and 253,448 shares outstanding	2,543	2,534
Additional paid-in capital	828,879	810,286
Retained earnings	8,017,321	7,591,927
Accumulated other comprehensive loss	(71,264)	(82,164)

Total shareholders’ equity	8,777,479	8,322,583
Noncontrolling interests	725,354	727,445

Total equity	9,502,833	9,050,028

Total liabilities and equity	$16,989,900	$16,217,957

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues
Contract drilling services	$1,200,406	$975,455	$2,406,710	$1,904,192
Reimbursables	31,811	28,260	68,464	49,434
Labor contract drilling services	8,146	13,603	16,358	34,657
Other	—	67	1	77

	1,240,363	1,017,385	2,491,533	1,988,360

Operating costs and expenses
Contract drilling services	577,134	487,971	1,138,265	968,097
Reimbursables	22,460	22,701	53,066	37,623
Labor contract drilling services	6,261	9,349	12,487	21,598
Depreciation and amortization	254,394	212,589	500,299	418,745
General and administrative	27,080	26,850	52,717	52,419
Non-recurring spin-off related costs	6,458	4,065	18,863	8,027
Gain on contract extinguishment	—	—	—	(1,800)

	893,787	763,525	1,775,697	1,504,709

Operating income	346,576	253,860	715,836	483,651
Other income (expense)
Interest expense, net of amount capitalized	(36,351)	(24,665)	(76,743)	(51,966)
Interest income and other, net	(328)	955	(1,518)	530

Income before income taxes	309,897	230,150	637,575	432,215
Income tax provision	(52,435)	(36,824)	(106,871)	(71,176)

Net income	257,462	193,326	530,704	361,039
Net income attributable to noncontrolling interests	(22,903)	(16,706)	(39,819)	(34,359)

Net income attributable to Noble Corporation	$234,559	$176,620	$490,885	$326,680

Net income per share
Basic	$0.91	$0.69	$1.90	$1.28
Diluted	$0.91	$0.69	$1.90	$1.27

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$257,462	$193,326	$530,704	$361,039
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,711	(2,180)	2,720	477
Foreign currency forward contracts	706	(3,529)	6,652	(4,731)
Amortization of deferred pension plan amounts (net of tax provision of $253 and $730 for the three months ended June 30, 2014 and 2013, respectively, and $505 and $1,460 for the six months ended June 30, 2014 and 2013, respectively)	765	1,632	1,528	3,274

Other comprehensive income (loss), net	3,182	(4,077)	10,900	(980)
Net comprehensive income attributable to noncontrolling interests	(22,903)	(16,706)	(39,819)	(34,359)

Comprehensive income attributable to Noble Corporation	$237,741	$172,543	$501,785	$325,700

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$530,704	$361,039
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	500,299	418,745
Deferred income taxes	10,127	(7,505)
Amortization of share-based compensation	26,517	20,335
Net change in other assets and liabilities	(35,824)	(146,549)

Net cash from operating activities	1,031,823	646,065

Cash flows from investing activities
Capital expenditures	(1,216,404)	(1,244,311)
Change in accrued capital expenditures	(11,813)	(39,047)

Net cash from investing activities	(1,228,217)	(1,283,358)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	707,472	941,653
Repayment of long-term debt	(250,000)	(300,000)
Dividends paid to noncontrolling interests	(41,910)	(46,649)
Financing costs on credit facilities	(386)	(1,912)
Dividend payments	(193,740)	(66,672)
Employee stock transactions	1,037	2,065
Repurchases of employee shares surrendered for taxes	—	(7,077)

Net cash from financing activities	222,473	521,408

Net change in cash and cash equivalents	26,079	(115,885)
Cash and cash equivalents, beginning of period	114,458	282,092

Cash and cash equivalents, end of period	$140,537	$166,207

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

						Accumulated
			Additional			Other
	Shares		Paid-in	Retained	Treasury	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Shares	Loss	Interests	Equity
Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$(115,449)	$765,124	$8,488,290
Employee related equity activity
Amortization of share-based compensation	—	—	20,335	—	—	—	—	20,335
Issuance of share-based compensation shares	601	1,688	(1,671)	—	—	—	—	17
Exercise of stock options	131	365	3,161	—	—	—	—	3,526
Tax benefit of stock options exercised	—	—	(1,478)	—	—	—	—	(1,478)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(7,077)	—	—	(7,077)
Net income	—	—	—	326,680	—	—	34,359	361,039
Dividends	—	—	—	(256,723)	—	—	—	(256,723)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(46,649)	(46,649)
Other comprehensive income (loss), net	—	—	—	—	—	(980)	—	(980)

Balance at June 30, 2013	254,080	$712,183	$103,878	$7,135,980	$(28,146)	$(116,429)	$752,834	$8,560,300

Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$—	$(82,164)	$727,445	$9,050,028
Employee related equity activity
Amortization of share-based compensation	—	—	26,517	—	—	—	—	26,517
Issuance of share-based compensation shares	683	6	(8,952)	—	—	—	—	(8,946)
Exercise of stock options	127	3	2,548	—	—	—	—	2,551
Tax benefit of stock options exercised	—	—	(1,520)	—	—	—	—	(1,520)
Net income	—	—	—	490,885	—	—	39,819	530,704
Dividends	—	—	—	(65,491)	—	—	—	(65,491)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(41,910)	(41,910)
Other comprehensive income (loss), net	—	—	—	—	—	10,900	—	10,900

Balance at June 30, 2014	254,258	$2,543	$828,879	$8,017,321	$—	$(71,264)	$725,354	$9,502,833

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$137,710	$110,382
Accounts receivable	889,942	949,069
Taxes receivable	148,159	140,029
Prepaid expenses and other current assets	231,704	184,348

Total current assets	1,407,515	1,383,828

Property and equipment, at cost	20,353,341	19,160,350
Accumulated depreciation	(5,108,147)	(4,631,678)

Property and equipment, net	15,245,194	14,528,672

Other assets	304,366	269,014

Total assets	$16,957,075	$16,181,514

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$352,233	$345,910
Accrued payroll and related costs	142,552	143,346
Taxes payable	124,631	120,588
Other current liabilities	258,667	300,172

Total current liabilities	878,083	910,016

Long-term debt	6,013,946	5,556,251
Deferred income taxes	233,419	225,455
Other liabilities	338,888	334,308

Total liabilities	7,464,336	7,026,030

Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	516,108	497,316
Retained earnings	8,296,416	7,986,762
Accumulated other comprehensive loss	(71,264)	(82,164)

Total shareholder equity	8,767,385	8,428,039
Noncontrolling interests	725,354	727,445

Total equity	9,492,739	9,155,484

Total liabilities and equity	$16,957,075	$16,181,514

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues
Contract drilling services	$1,200,406	$975,455	$2,406,710	$1,904,192
Reimbursables	31,811	28,260	68,464	49,434
Labor contract drilling services	8,146	13,603	16,358	34,657
Other	—	67	1	77

	1,240,363	1,017,385	2,491,533	1,988,360

Operating costs and expenses
Contract drilling services	569,438	485,445	1,128,266	962,006
Reimbursables	22,460	22,701	53,066	37,623
Labor contract drilling services	6,261	9,402	12,487	21,651
Depreciation and amortization	253,774	212,232	499,084	417,983
General and administrative	11,489	15,588	23,421	30,431
Gain on contract extinguishment	—	—	—	(1,800)

	863,422	745,368	1,716,324	1,467,894

Operating income	376,941	272,017	775,209	520,466
Other income (expense)
Interest expense, net of amount capitalized	(36,351)	(24,665)	(76,743)	(51,966)
Interest income and other, net	(215)	705	(1,532)	768

Income before income taxes	340,375	248,057	696,934	469,268
Income tax provision	(52,233)	(35,730)	(106,561)	(69,744)

Net income	288,142	212,327	590,373	399,524
Net income attributable to noncontrolling interests	(22,903)	(16,706)	(39,819)	(34,359)

Net income attributable to Noble Corporation	$265,239	$195,621	$550,554	$365,165

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$288,142	$212,327	$590,373	$399,524
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,711	(2,180)	2,720	477
Foreign currency forward contracts	706	(3,529)	6,652	(4,731)
Amortization of deferred pension plan amounts (net of tax provision of $253 and $730 for the three months ended June 30, 2014 and 2013, respectively, and $505 and $1,460 for the six months ended June 30, 2014 and 2013, respectively)	765	1,632	1,528	3,274

Other comprehensive income (loss), net	3,182	(4,077)	10,900	(980)
Net comprehensive income attributable to noncontrolling interests	(22,903)	(16,706)	(39,819)	(34,359)

Comprehensive income attributable to Noble Corporation	$268,421	$191,544	$561,454	$364,185

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$590,373	$399,524
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	499,084	417,983
Deferred income taxes	10,127	(7,505)
Capital contribution by parent—share-based compensation	18,792	12,183
Net change in other assets and liabilities	(37,241)	(146,377)

Net cash from operating activities	1,081,135	675,808

Cash flows from investing activities
Capital expenditures	(1,216,270)	(1,244,239)
Change in accrued capital expenditures	(11,813)	(39,047)

Net cash from investing activities	(1,228,083)	(1,283,286)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	707,472	941,653
Repayment of long-term debt	(250,000)	(300,000)
Dividends paid to noncontrolling interests	(41,910)	(46,649)
Financing costs on credit facilities	(386)	(1,912)
Distributions to parent company, net	(240,900)	(100,960)

Net cash from financing activities	174,276	492,132

Net change in cash and cash equivalents	27,328	(115,346)
Cash and cash equivalents, beginning of period	110,382	277,375

Cash and cash equivalents, end of period	$137,710	$162,029

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$(115,449)	$765,124	$8,531,082
Net income	—	—	—	365,165	—	34,359	399,524
Capital contributions by parent — share-based compensation	—	—	12,183	—	—	—	12,183
Distributions to parent	—	—	—	(100,960)	—	—	(100,960)
Dividends paid to noncontrolling interests	—	—	—	—	—	(46,649)	(46,649)
Other comprehensive income (loss), net	—	—	—	—	(980)	—	(980)

Balance at June 30, 2013	261,246	$26,125	$482,637	$7,649,033	$(116,429)	$752,834	$8,794,200

Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$(82,164)	$727,445	$9,155,484
Net income	—	—	—	550,554	—	39,819	590,373
Capital contributions by parent — share-based compensation	—	—	18,792	—	—	—	18,792
Distributions to parent	—	—	—	(240,900)	—	—	(240,900)
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,910)	(41,910)
Other comprehensive income (loss), net	—	—	—	—	10,900	—	10,900

Balance at June 30, 2014	261,246	$26,125	$516,108	$8,296,416	$(71,264)	$725,354	$9,492,739

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

We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of mobile offshore drilling units located worldwide, and at June 30, 2014 we were also responsible for the operations on the Hibernia platform offshore Canada. At June 30, 2014, our fleet consisted of 14 semisubmersibles, 14 drillships, 49 jackups and one floating production storage and offloading unit (“FPSO”), including three units under construction as follows:

•	one dynamically positioned, ultra-deepwater, harsh environment drillship; and

•	two high-specification, heavy-duty, harsh environment jackups.

At June 30, 2014, our fleet was located in the United States, Mexico, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Paragon Offshore plc Spin-off Transaction

On August 1, 2014, we completed the previously announced plan to reorganize our business by means of a spin-off of a wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”). The spin-off was accomplished through a pro rata distribution by us of all of the ordinary shares of Paragon Offshore to our shareholders. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Paragon Offshore’s assets and liabilities consist of most of our standard specification drilling units and related assets, liabilities and business. Paragon Offshore’s fleet consists of five drillships, three semisubmersibles, 34 jackups and one FPSO. Paragon Offshore is also responsible for the Hibernia platform operations offshore Canada. In connection with the spin-off, we received approximately $1.7 billion in cash as settlement of intercompany notes issued by Paragon Offshore to Noble as consideration for the business contributed to Paragon Offshore. Noble used these funds to repay outstanding third-party debt of Noble-Cayman and its subsidiaries.

Because the spin-off distribution was completed after June 30, 2014, the accounts of Paragon Offshore and its subsidiaries are reflected as continuing operations in our consolidated financial statements in this report. In subsequent reports, we expect to present the accounts of Paragon Offshore and its subsidiaries as discontinued operations.

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

During the six months ended June 30, 2014, the Bully joint ventures approved and paid dividends totaling $84 million, of which $42 million was paid to our joint venture partner. During the six months ended June 30, 2013, the Bully joint ventures approved and paid dividends totaling $93 million, of which $47 million was paid to our joint venture partner.

The combined carrying amount of the Bully-class drillships at both June 30, 2014 and December 31, 2013 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $43 million at June 30, 2014 as compared to approximately $50 million at December 31, 2013. Operational results for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues	$98,217	$87,478	$185,403	$177,773
Net income	$46,956	$35,914	$84,676	$73,413

Note 3 — Share Data

Share capital

As of June 30, 2014, Noble-UK had approximately 254.3 million shares outstanding and trading as compared to approximately 253.4 million shares outstanding and trading at December 31, 2013. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

In April 2013, our shareholders approved the payment of a dividend aggregating $1.00 per share, which was declared by our Board of Directors and paid in four equal installments. The final payment of this obligation was made in May 2014, and included an additional dividend of $0.125 per share in accordance with our current dividend policy. The aggregate dividend paid in May 2014 was approximately $97 million, or $0.375 per share.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Allocation of net income
Basic
Net income attributable to Noble Corporation	$234,559	$176,620	$490,885	$326,680
Earnings allocated to unvested share-based payment awards	(3,776)	(2,169)	(8,048)	(3,822)

Net income to common shareholders—basic	$230,783	$174,451	$482,837	$322,858

Diluted
Net income attributable to Noble Corporation	$234,559	$176,620	$490,885	$326,680
Earnings allocated to unvested share-based payment awards	(3,774)	(2,167)	(8,046)	(3,819)

Net income to common shareholders—diluted	$230,785	$174,453	$482,839	$322,861

Weighted average shares outstanding—basic	254,238	253,295	254,090	253,184
Incremental shares issuable from assumed exercise of stock options	97	261	116	265

Weighted average shares outstanding—diluted	254,335	253,556	254,206	253,449

Weighted average unvested share-based payment awards	4,156	3,150	4,172	2,998

Earnings per share
Basic	$0.91	$0.69	$1.90	$1.28
Diluted	$0.91	$0.69	$1.90	$1.27
Dividends per share	$0.38	$0.13	$0.75	$0.26

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended June 30, 2014 and 2013, approximately 1 million shares underlying stock options were excluded from the diluted earnings per share as such stock options were not dilutive.

Note 4 — Receivables from Customers

At June 30, 2014, we had a receivable of approximately $14 million related to the Noble Max Smith, which is being disputed by our customer, Petróleos Mexicanos (“Pemex”). This receivable has been classified as long-term and is included in “Other assets” on our Consolidated Balance Sheet. The disputed amount relates to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of this amount. This matter is currently proceeding through the Mexican judicial system. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amount.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 — Property and Equipment

Property and equipment, at cost, as of June 30, 2014 and December 31, 2013 for Noble-UK consisted of the following:

	June 30,	December 31,
	2014	2013
Drilling equipment and facilities	$18,070,733	$17,130,986
Construction in progress	2,068,119	1,854,434
Other	253,040	213,347

Property and equipment, at cost	$20,391,892	$19,198,767

Capital expenditures, including capitalized interest, totaled $1.2 billion for both the six months ended June 30, 2014 and 2013. Capitalized interest was $13 million and $27 million for the three and six months ended June 30, 2014, respectively, as compared to $32 million and $62 million for the three and six months ended June 30, 2013.

Note 6 — Debt

Long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Senior unsecured notes:
7.375% Senior Notes due March 2014	$—	$249,964
3.45% Senior Notes due August 2015	350,000	350,000
3.05% Senior Notes due March 2016	299,974	299,967
2.50% Senior Notes due March 2017	299,903	299,886
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	499,086	499,022
4.625% Senior Notes due March 2021	399,601	399,576
3.95% Senior Notes due March 2022	399,221	399,178
6.20% Senior Notes due August 2040	399,894	399,893
6.05% Senior Notes due March 2041	397,663	397,646
5.25% Senior Notes due March 2042	498,296	498,283

Total senior unsecured notes	3,745,333	3,995,110
Commercial paper program	2,268,613	1,561,141

Total long-term debt	$6,013,946	$5,556,251

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

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit under the Credit Facilities reduces the amount available for borrowing. At June 30, 2014, we had no letters of credit issued under the Credit Facilities.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Senior Unsecured Notes

In March 2014, we repaid our $250 million 7.375% Senior Notes using issuances under our commercial paper program.

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Holding Corporation (“NHC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2014, our ratio of debt to total tangible capitalization was approximately 0.39. We were in compliance with all covenants under the Credit Facilities as of June 30, 2014.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2014, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2014.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement).

The following table presents the estimated fair value of our long-term debt as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
7.375% Senior Notes due March 2014	$—	$—	$249,964	$253,634
3.45% Senior Notes due August 2015	350,000	359,532	350,000	363,019
3.05% Senior Notes due March 2016	299,974	310,058	299,967	309,878
2.50% Senior Notes due March 2017	299,903	307,420	299,886	302,891
7.50% Senior Notes due March 2019	201,695	235,163	201,695	232,839
4.90% Senior Notes due August 2020	499,086	548,520	499,022	528,597
4.625% Senior Notes due March 2021	399,601	429,755	399,576	413,868
3.95% Senior Notes due March 2022	399,221	408,265	399,178	390,520
6.20% Senior Notes due August 2040	399,894	456,520	399,893	421,720
6.05% Senior Notes due March 2041	397,663	452,273	397,646	417,312
5.25% Senior Notes due March 2042	498,296	514,529	498,283	476,873

Total senior unsecured notes	3,745,333	4,022,035	3,995,110	4,111,151
Commercial paper program	2,268,613	2,268,613	1,561,141	1,561,141

Total long-term debt	$6,013,946	$6,290,648	$5,556,251	$5,672,292

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7 — Income Taxes

At June 30, 2014, the reserves for uncertain tax positions totaled $122 million (net of related tax benefits of $2 million). If the June 30, 2014 reserves are not realized, the provision for income taxes would be reduced by $122 million. At December 31, 2013, the reserves for uncertain tax positions totaled $127 million (net of related tax benefits of $2 million).

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

Note 8 — Employee Benefit Plans

Pension costs include the following components:

	Three Months Ended June 30,
	2014		2013
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,433	$2,541	$1,349	$2,681
Interest cost	1,472	2,714	1,252	2,262
Return on plan assets	(1,856)	(3,846)	(1,437)	(3,276)
Amortization of prior service cost	(5)	56	—	57
Recognized net actuarial loss	316	651	395	1,910

Net pension expense	$1,360	$2,116	$1,559	$3,634

	Six Months Ended June 30,
	2014		2013
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$2,853	$5,082	$2,728	$5,362
Interest cost	2,928	5,428	2,534	4,524
Return on plan assets	(3,691)	(7,692)	(2,908)	(6,552)
Amortization of prior service cost	(10)	112	—	114
Recognized net actuarial loss	629	1,302	800	3,820

Net pension expense	$2,709	$4,232	$3,154	$7,268

During the three and six months ended June 30, 2014, we made contributions to our pension plans totaling $6 million and $7 million, respectively.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Cash Flow Hedges

Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2014 represent approximately 35 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $192 million at June 30, 2014. Total unrealized gains related to these forward contracts were approximately $7 million as of June 30, 2014 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

Financial Statement Presentation

The following table, together with Note 10, summarizes the financial statement presentation and fair value of our derivative positions as of June 30, 2014 and December 31, 2013:

		Estimated fair value
	Balance sheet classification	June 30, 2014	December 31, 2013
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$6,652	$—

To supplement the fair value disclosures in Note 10, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the three months ended June 30, 2014 and 2013:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2014	2013	2014	2013	2014	2013
Cash flow hedges
Foreign currency forward contracts	$5,067	$(4,431)	$1,585	$(300)	$—	$—

To supplement the fair value disclosures in Note 10, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the six months ended June 30, 2014 and 2013:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “other income”		Gain/(loss) recognized through “other income”
	2014	2013	2014	2013	2014	2013
Cash flow hedges
Foreign currency forward contracts	$3,873	$(4,545)	$2,779	$(186)	$—	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 10 — Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2014
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$8,590	$8,590	$—	$—
Foreign currency forward contracts	6,652	—	6,652	—

	December 31, 2013
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,230	$7,230	$—	$—

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

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11 — Accumulated Other Comprehensive Loss

The following tables set forth the changes in the accumulated balances for each component of AOCL, net of tax, for the six months ended June 30, 2014 and 2013.

	Gains / (Losses) on Cash Flow Hedges(1)	Defined Benefit Pension Items(2)	Foreign Currency Items	Total
Balance at December 31, 2012	$—	$(95,071)	$(20,378)	$(115,449)

Activity during period:
Other comprehensive income (loss) before reclassifications	(4,917)	—	477	(4,440)
Amounts reclassified from AOCL	186	3,274	—	3,460

Net other comprehensive income (loss)	(4,731)	3,274	477	(980)

Balance at June 30, 2013	$(4,731)	$(91,797)	$(19,901)	$(116,429)

Balance at December 31, 2013	$—	$(58,598)	$(23,566)	$(82,164)

Activity during period:
Other comprehensive income before reclassifications	9,431	—	2,720	12,151
Amounts reclassified from AOCL	(2,779)	1,528	—	(1,251)

Net other comprehensive income	6,652	1,528	2,720	10,900

Balance at June 30, 2014	$6,652	$(57,070)	$(20,846)	$(71,264)

(1)	Gains on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “other income” on our Consolidated Statement of Income. See Note 9 for additional information.
(2)	Defined benefit pension items relate to actuarial losses and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statement of Income through either “contract drilling services” or “general and administrative”. See Note 8 for additional information.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies to be remediated, including issues relating to the main propulsion and safety management system. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and worked with the agency to keep it apprised of our progress. We began an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard then began its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer and Kulluk and other matters. The Coast Guard referred the Noble Discoverer and Kulluk matters to the U.S. Department of Justice (“DOJ”) for further investigation. We are cooperating with the DOJ in connection with their investigation, which relates to the items described above, hazardous condition allegations with respect to the Noble Discoverer and other matters. We cannot predict when the DOJ will conclude the investigation and cannot provide any assurances with respect to the outcome. The DOJ is seeking criminal sanctions, including monetary penalties, against us, as well as some form of ongoing assurance of our operational compliance programs, and we are in settlement discussions with the DOJ. We believe it is probable that we will have to pay some amount in fines and penalties to resolve this matter and have reserved $12 million.

We previously reported on an action taken by the Nigerian Maritime Administration and Safety Agency, or NIMASA, against our previous Nigerian subsidiary (the “Paragon Nigeria Subsidiary”) in connection with Nigeria’s cabotage laws (the “Cabotage Action”) and a separate action taken by the Nigerian Industrial Training Fund against the Paragon Nigeria Subsidiary with respect to expatriate employee surcharges (the “ITF Action”). As a result of the spin-off of Paragon Offshore on August 1, 2014, the Cabotage Action and the ITF Action are, at the date of filing this report, the legal and contractual responsibility of Paragon Offshore and not of us.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2014, there were 37 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

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

Audit claims of approximately $345 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have been notified by Petróleo Brasileiro S.A. (“Petrobras”) that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs that remain in our fleet as a result of the Paragon Offshore spin-off is approximately $36 million. We dispute the validity of the assessment, and we have notified Petrobras of our position. We will, if necessary, vigorously defend our rights.

During June 2014 and July 2014, there were two inadvertent discharges of drilling fluid on the Noble Roger Eason, one of our rigs operating offshore Brazil. We are currently in discussions with the Brazilian government, and have not been assessed any fines. As a result of the spin-off of Paragon Offshore, the Noble Roger Eason is part of Paragon Offshore’s fleet, and this matter is the legal and contractual responsibility of Paragon Offshore.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $1.3 billion at June 30, 2014.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Paragon Offshore plc Spin-off Transaction

Prior to the completion of the spin-off of Paragon Offshore, Noble and Paragon Offshore entered into a Master Separation Agreement (“MSA”) and other agreements to effect the separation and spin-off and govern the relationship between the parties after the spin-off.

MSA

The general terms and conditions relating to the separation and spin-off are set forth in the MSA. The MSA identifies the assets transferred, liabilities assumed and contracts assigned either to Paragon Offshore by us or by Paragon Offshore to us in the separation and describes when and how these transfers, assumptions and assignments will occur. The MSA provides for, among other things, Paragon Offshore’s responsibility for liabilities relating to their business and the responsibility of Noble for liabilities related to our, and in certain limited cases, Paragon Offshore’s business, in each case irrespective of when the liability arose. The MSA also contains indemnification obligations and ongoing commitments by us and Paragon Offshore.

Employee Matters Agreement

The employee matters agreement allocates liabilities and responsibilities between us and Paragon Offshore relating to employment, compensation and benefits and other employment related matters.

Tax Sharing Agreement

The tax sharing agreement provides for the allocation of tax liabilities and benefits between us and Paragon Offshore and governs the parties’ assistance with tax-related claims.

Transition Services Agreements

Under two transition services agreements, we will continue to provide various interim support services to Paragon Offshore, and Paragon Offshore will provide various interim support services to us, including providing operational and administrative support for our remaining Brazilian operations.

Note 13 — Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. As of June 30, 2014, our contract drilling services segment conducts contract drilling operations in the United States, Mexico, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, India, Asia and Australia.

We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for the three and six months ended June 30, 2014 and 2013 is shown in the following tables. The “Other” column includes results of labor contract drilling services in Canada and Alaska, as well as corporate related items. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-UK.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Three Months Ended June 30,
	2014			2013
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$1,229,697	$10,666	$1,240,363	$1,003,522	$13,863	$1,017,385
Depreciation and amortization	249,701	4,693	254,394	209,082	3,507	212,589
Segment operating income/ (loss)	353,095	(6,519)	346,576	257,622	(3,762)	253,860
Interest expense, net of amount capitalized	(84)	(36,267)	(36,351)	(102)	(24,563)	(24,665)
Income tax (provision)/ benefit	(60,031)	7,596	(52,435)	(41,240)	4,416	(36,824)
Segment profit/ (loss)	271,848	(37,289)	234,559	199,811	(23,191)	176,620
Total assets (at end of period)	16,132,649	857,251	16,989,900	14,777,991	688,095	15,466,086

	Six Months Ended June 30,
	2014			2013
	Contract			Contract
	Drilling			Drilling
	Services	Other	Total	Services	Other	Total
Revenues from external customers	$2,472,135	$19,398	$2,491,533	$1,952,980	$35,380	$1,988,360
Depreciation and amortization	491,275	9,024	500,299	411,701	7,044	418,745
Segment operating income/ (loss)	736,962	(21,126)	715,836	486,609	(2,958)	483,651
Interest expense, net of amount capitalized	(157)	(76,586)	(76,743)	(222)	(51,744)	(51,966)
Income tax (provision)/ benefit	(123,687)	16,816	(106,871)	(80,137)	8,961	(71,176)
Segment profit/ (loss)	574,459	(83,574)	490,885	372,059	(45,379)	326,680
Total assets (at end of period)	16,132,649	857,251	16,989,900	14,777,991	688,095	15,466,086

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Six months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Accounts receivable	$67,689	$(90,903)	$67,689	$(90,903)
Other current assets	(47,537)	(68,614)	(48,834)	(70,214)
Other assets	(39,612)	1,191	(39,603)	1,145
Accounts payable	17,497	32,125	5,073	32,222
Other current liabilities	(46,749)	(8,057)	(34,454)	(6,336)
Other liabilities	12,888	(12,291)	12,888	(12,291)

	$(35,824)	$(146,549)	$(37,241)	$(146,377)

Note 16 — Subsequent Events

Paragon Offshore plc Spin-off Transaction

As discussed in Note 1, we completed our spin-off of Paragon Offshore on August 1, 2014. As part of this spin-off, we received approximately $1.7 billion in cash as settlement of intercompany notes issued by Paragon Offshore to Noble as consideration for the business contributed to Paragon Offshore. We used these funds to repay outstanding third-party debt of Noble-Cayman and its subsidiaries.

On July 18, 2014, Paragon Offshore incurred approximately $1.7 billion of debt consisting of:

•	$1.08 billion aggregate principal amount of senior notes in two separate tranches, comprising $500 million of 6.75% Senior Notes due 2022 and $580 million of 7.25% Senior Notes due 2024; and

•	$650 million of a senior secured term credit agreement, at an interest rate of LIBOR plus 2.75%, subject to a LIBOR floor of 1%, which has an initial term of seven years.

Subsequent to the spin-off, we have no obligation for any of Paragon Offshore’s outstanding debt.

UK Bareboat Tax Law

In July 2014, the UK government passed a new law that restricts deductions on certain related party transactions, such as those relating to the bareboat charter agreements used in connection with our UK continental shelf operations. This legislation, which became effective retroactively from April 1, 2014, will result in an increase in the effective tax rate reducing our net income on our consolidated operations and will be shown in our statement of operations beginning in the third quarter of 2014. This new legislation would be applicable to our operations in the UK irrespective of the place of incorporation of Noble-UK.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17 — Information about Noble-Cayman

Guarantees of Registered Securities

In May 2014, as part of the separation of Paragon Offshore, Noble Holding (U.S.) Corporation (“NHC”) assumed all of the obligations of Noble Drilling Corporation (“NDC”) under the Senior Notes due 2019, and NDC was released from all obligations under the Senior Notes due 2019. As such, we are removing NDC from the guarantor financial statements and NHC will no longer be combined with Noble Drilling Holding, LLC (“NDH”), as they are now issuers and guarantors on separate debt instruments. We have recast prior periods presented to conform to the guarantor structure as it exists at June 30, 2014.

Noble-Cayman or one or more subsidiaries of Noble-Cayman are a co-issuer, guarantor or otherwise obligated as of June 30, 2014 with respect to the following securities as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman;
NDH
Noble Drilling Services 6 LLC (“NDS6”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$—	$1,330	$—	$—	$136,375	$—	$137,710
Accounts receivable	—	—	45,464	—	—	844,478	—	889,942
Taxes receivable	—	58,014	299	—	—	89,846	—	148,159
Short-term notes receivable from affiliates	—	—	1,077,965	—	19,500	560,925	(1,658,390)	—
Accounts receivable from affiliates	1,164,153	368,701	161,002	252,598	34,071	4,375,746	(6,356,271)	—
Prepaid expenses and other current assets	—	—	2,373	21	—	229,310	—	231,704

Total current assets	1,164,158	426,715	1,288,433	252,619	53,571	6,236,680	(8,014,661)	1,407,515

Property and equipment, at cost	—	—	2,135,178	—	—	18,218,163	—	20,353,341
Accumulated depreciation	—	—	(246,406)	—	—	(4,861,741)	—	(5,108,147)

Property and equipment, net	—	—	1,888,772	—	—	13,356,422	—	15,245,194

Notes receivable from affiliates	3,304,753	—	879,154	1,980,391	5,000	2,096,075	(8,265,373)	—
Investments in affiliates	9,378,489	1,437,748	6,084,404	10,055,746	6,291,130	—	(33,247,517)	—
Other assets	3,943	—	7,015	21,253	576	271,579	—	304,366

Total assets	$13,851,343	$1,864,463	$10,147,778	$12,310,009	$6,350,277	$21,960,756	$(49,527,551)	$16,957,075

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$760,720	$725,745	$(1,658,390)	$—
Accounts payable	—	—	8,594	—	—	343,639	—	352,233
Accrued payroll and related costs	—	—	7,951	—	—	134,601	—	142,552
Accounts payable to affiliates	1,025,178	61,519	3,278,835	45,051	13,352	1,932,336	(6,356,271)	—
Taxes payable	—	—	—	—	—	124,631	—	124,631
Other current liabilities	1,173	—	32,505	57,053	4,412	163,524	—	258,667

Total current liabilities	1,026,351	233,444	3,327,885	102,104	778,484	3,424,476	(8,014,661)	878,083

Long-term debt	2,268,613	—	—	3,543,638	201,695	—	—	6,013,946
Notes payable to affiliates	1,769,064	—	1,113,363	1,169,180	834,450	3,379,316	(8,265,373)	—
Deferred income taxes	—	—	—	—	—	233,419	—	233,419
Other liabilities	19,930	—	30,999	—	—	287,959	—	338,888

Total liabilities	5,083,958	233,444	4,472,247	4,814,922	1,814,629	7,325,170	(16,280,034)	7,464,336

Commitments and contingencies
Total shareholder equity	8,767,385	1,631,019	5,675,531	7,495,087	4,535,648	13,375,613	(32,712,898)	8,767,385
Noncontrolling interests	—	—	—	—	—	1,259,973	(534,619)	725,354

Total equity	8,767,385	1,631,019	5,675,531	7,495,087	4,535,648	14,635,586	(33,247,517)	9,492,739

Total liabilities and equity	$13,851,343	$1,864,463	$10,147,778	$12,310,009	$6,350,277	$21,960,756	$(49,527,551)	$16,957,075

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$—	$402	$4	$—	$109,975	$—	$110,382
Accounts receivable	—	—	34,038	—	—	915,031	—	949,069
Taxes receivable	—	52,307	—	—	—	87,722	—	140,029
Short-term notes receivable from affiliates	—	—	1,456,245	139,195	19,500	52,611	(1,667,551)	—
Accounts receivable from affiliates	1,244,019	—	108,208	210,868	27,537	6,010,430	(7,601,062)	—
Prepaid expenses and other current assets	—	—	6,336	—	—	178,012	—	184,348

Total current assets	1,244,020	52,307	1,605,229	350,067	47,037	7,353,781	(9,268,613)	1,383,828

Property and equipment, at cost	—	—	2,340,216	—	—	16,820,134	—	19,160,350
Accumulated depreciation	—	—	(310,171)	—	—	(4,321,507)	—	(4,631,678)

Property and equipment, net	—	—	2,030,045	—	—	12,498,627	—	14,528,672

Notes receivable from affiliates	3,304,753	—	124,216	2,367,555	5,000	1,390,500	(7,192,024)	—
Investments in affiliates	8,601,712	2,907,379	6,595,591	9,456,735	5,440,004	—	(33,001,421)	—
Other assets	6,256	—	6,332	22,681	639	233,106	—	269,014

Total assets	$13,156,741	$2,959,686	$10,361,413	$12,197,038	$5,492,680	$21,476,014	$(49,462,058)	$16,181,514

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$52,611	$139,195	$—	$750,000	$725,745	$(1,667,551)	$—
Accounts payable	—	—	5,310	—	—	340,600	—	345,910
Accrued payroll and related costs	—	—	8,582	—	—	134,764	—	143,346
Accounts payable to affiliates	1,104,410	653,049	4,032,776	216,866	21,173	1,572,788	(7,601,062)	—
Taxes payable	—	—	827	—	—	119,761	—	120,588
Other current liabilities	412	—	22,106	62,431	4,412	210,811	—	300,172

Total current liabilities	1,104,822	705,660	4,208,796	279,297	775,585	3,104,469	(9,268,613)	910,016

Long-term debt	1,561,141	—	—	3,793,414	201,696	—	—	5,556,251
Notes payable to affiliates	2,042,808	—	534,683	975,000	260,216	3,379,317	(7,192,024)	—
Deferred income taxes	—	—	—	—	—	225,455	—	225,455
Other liabilities	19,931	—	24,502	—	—	289,875	—	334,308

Total liabilities	4,728,702	705,660	4,767,981	5,047,711	1,237,497	6,999,116	(16,460,637)	7,026,030

Commitments and contingencies
Total shareholder equity	8,428,039	2,254,026	5,593,432	7,149,327	4,255,183	13,238,656	(32,490,624)	8,428,039
Noncontrolling interests	—	—	—	—	—	1,238,242	(510,797)	727,445

Total equity	8,428,039	2,254,026	5,593,432	7,149,327	4,255,183	14,476,898	(33,001,421)	9,155,484

Total liabilities and equity	$13,156,741	$2,959,686	$10,361,413	$12,197,038	$5,492,680	$21,476,014	$(49,462,058)	$16,181,514

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$85,664	$—	$—	$1,147,008	$(32,266)	$1,200,406
Reimbursables	—	—	2,576	—	—	29,235	—	31,811
Labor contract drilling services	—	—	—	—	—	8,146	—	8,146
Other	—	—	—	—	—	—	—	—

Total operating revenues	—	—	88,240	—	—	1,184,389	(32,266)	1,240,363

Operating costs and expenses
Contract drilling services	2,615	13,267	26,516	35,214	—	524,092	(32,266)	569,438
Reimbursables	—	—	1,662	—	—	20,798	—	22,460
Labor contract drilling services	—	—	—	—	—	6,261	—	6,261
Depreciation and amortization	—	—	15,711	—	—	238,063	—	253,774
General and administrative	334	3,156	—	8,263	1	(265)	—	11,489

Total operating costs and expenses	2,949	16,423	43,889	43,477	1	788,949	(32,266)	863,422

Operating income (loss)	(2,949)	(16,423)	44,351	(43,477)	(1)	395,440	—	376,941
Other income (expense)
Equity earnings in affiliates, net of tax	285,396	93,044	116,173	283,077	118,105	—	(895,795)	—
Interest expense, net of amounts capitalized	(22,466)	(736)	(7,151)	(39,998)	(7,955)	(12,452)	54,407	(36,351)
Interest income and other, net	5,258	—	13,069	21,011	317	14,537	(54,407)	(215)

Income before income taxes	265,239	75,885	166,442	220,613	110,466	397,525	(895,795)	340,375
Income tax provision	—	(27,054)	(1,578)	—	(1,547)	(22,054)	—	(52,233)

Net Income	265,239	48,831	164,864	220,613	108,919	375,471	(895,795)	288,142
Net income attributable to noncontrolling interests	—	—	—	—	—	(33,655)	10,752	(22,903)

Net income attributable to Noble Corporation	265,239	48,831	164,864	220,613	108,919	341,816	(885,043)	265,239

Other comprehensive income, net	3,182	—	—	—	—	3,182	(3,182)	3,182

Comprehensive income attributable to Noble Corporation	$268,421	$48,831	$164,864	$220,613	$108,919	$344,998	$(888,225)	$268,421

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$171,246	$—	$—	$2,309,988	$(74,524)	$2,406,710
Reimbursables	—	—	3,343	—	—	65,121	—	68,464
Labor contract drilling services	—	—	—	—	—	16,358	—	16,358
Other	—	—	—	—	—	1	—	1

Total operating revenues	—	—	174,589	—	—	2,391,468	(74,524)	2,491,533

Operating costs and expenses
Contract drilling services	12,686	20,486	61,400	61,330	—	1,046,888	(74,524)	1,128,266
Reimbursables	—	—	2,571	—	—	50,495	—	53,066
Labor contract drilling services	—	—	—	—	—	12,487	—	12,487
Depreciation and amortization	—	—	31,663	—	—	467,421	—	499,084
General and administrative	907	5,003	—	15,224	1	2,286	—	23,421

Total operating costs and expenses	13,593	25,489	95,634	76,554	1	1,579,577	(74,524)	1,716,324

Operating income (loss)	(13,593)	(25,489)	78,955	(76,554)	(1)	811,891	—	775,209
Other income (expense)
Equity earnings in affiliates, net of tax	605,609	163,777	225,327	601,836	290,296	—	(1,886,845)	—
Interest expense, net of amounts capitalized	(48,350)	(963)	(12,974)	(86,491)	(15,904)	(24,746)	112,685	(76,743)
Interest income and other, net	6,888	—	26,749	46,968	630	29,918	(112,685)	(1,532)

Income before income taxes	550,554	137,325	318,057	485,759	275,021	817,063	(1,886,845)	696,934
Income tax provision	—	(57,248)	(2,585)	—	(1,547)	(45,181)	—	(106,561)

Net Income	550,554	80,077	315,472	485,759	273,474	771,882	(1,886,845)	590,373
Net income attributable to noncontrolling interests	—	—	—	—	—	(63,641)	23,822	(39,819)

Net income attributable to Noble Corporation	550,554	80,077	315,472	485,759	273,474	708,241	(1,863,023)	550,554

Other comprehensive income, net	10,900	—	—	—	—	10,900	(10,900)	10,900

Comprehensive income attributable to Noble Corporation	$561,454	$80,077	$315,472	$485,759	$273,474	$719,141	$(1,873,923)	$561,454

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$86,313	$—	$—	$912,063	$(22,921)	$975,455
Reimbursables	—	—	2,735	—	—	25,525	—	28,260
Labor contract drilling services	—	—	—	—	—	13,603	—	13,603
Other	—	—	—	—	—	67	—	67

Total operating revenues	—	—	89,048	—	—	951,258	(22,921)	1,017,385

Operating costs and expenses
Contract drilling services	1,016	5,816	14,062	25,636	—	461,836	(22,921)	485,445
Reimbursables	—	—	2,489	—	—	20,212	—	22,701
Labor contract drilling services	—	—	—	—	—	9,402	—	9,402
Depreciation and amortization	—	—	15,321	—	—	196,911	—	212,232
General and administrative	667	2,122	—	9,403	1	3,395	—	15,588

Total operating costs and expenses	1,683	7,938	31,872	35,039	1	691,756	(22,921)	745,368

Operating income (loss)	(1,683)	(7,938)	57,176	(35,039)	(1)	259,502	—	272,017
Other income (expense)
Equity earnings in affiliates, net of tax	233,129	7,291	98,181	240,658	87,425	—	(666,684)	—
Interest expense, net of amounts capitalized	(37,472)	(233)	(5,205)	(32,705)	(11,669)	(24,093)	86,712	(24,665)
Interest income and other, net	1,647	—	11,037	45,031	6,361	23,341	(86,712)	705

Income before income taxes	195,621	(880)	161,189	217,945	82,116	258,750	(666,684)	248,057
Income tax provision	—	15,766	(1,467)	—	—	(50,029)	—	(35,730)

Net Income	195,621	14,886	159,722	217,945	82,116	208,721	(666,684)	212,327
Net income attributable to noncontrolling interests	—	—	—	—	—	(27,183)	10,477	(16,706)

Net income attributable to Noble Corporation	195,621	14,886	159,722	217,945	82,116	181,538	(656,207)	195,621

Other comprehensive loss, net	(4,077)	—	—	—	—	(4,077)	4,077	(4,077)

Comprehensive income attributable to Noble Corporation	$191,544	$14,886	$159,722	$217,945	$82,116	$177,461	$(652,130)	$191,544

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$133,270	$—	$—	$1,814,293	$(43,371)	$1,904,192
Reimbursables	—	—	3,321	—	—	46,113	—	49,434
Labor contract drilling services	—	—	—	—	—	34,657	—	34,657
Other	—	—	—	—	—	77	—	77

Total operating revenues	—	—	136,591	—	—	1,895,140	(43,371)	1,988,360

Operating costs and expenses
Contract drilling services	1,935	11,260	25,043	49,849	—	917,290	(43,371)	962,006
Reimbursables	—	—	2,823	—	—	34,800	—	37,623
Labor contract drilling services	—	—	—	—	—	21,651	—	21,651
Depreciation and amortization	—	—	30,183	—	—	387,800	—	417,983
General and administrative	1,292	4,014	—	18,116	1	7,008	—	30,431
Gain on contract extinguishments	—	—	—	—	—	(1,800)	—	(1,800)

Total operating costs and expenses	3,227	15,274	58,049	67,965	1	1,366,749	(43,371)	1,467,894

Operating income (loss)	(3,227)	(15,274)	78,542	(67,965)	(1)	528,391	—	520,466
Other income (expense)
Equity earnings in affiliates, net of tax	435,894	16,021	186,394	466,115	203,453	—	(1,307,877)	—
Interest expense, net of amounts capitalized	(70,779)	(617)	(12,383)	(67,265)	(23,390)	(47,427)	169,895	(51,966)
Interest income and other, net	3,277	—	21,851	84,792	12,666	48,077	(169,895)	768

Income before income taxes	365,165	130	274,404	415,677	192,728	529,041	(1,307,877)	469,268
Income tax provision	—	11,868	(2,125)	—	—	(79,487)	—	(69,744)

Net Income	365,165	11,998	272,279	415,677	192,728	449,554	(1,307,877)	399,524
Net income attributable to noncontrolling interests	—	—	—	—	—	(54,721)	20,362	(34,359)

Net income attributable to Noble Corporation	365,165	11,998	272,279	415,677	192,728	394,833	(1,287,515)	365,165

Other comprehensive loss, net	(980)	—	—	—	—	(980)	980	(980)

Comprehensive income attributable to Noble Corporation	$364,185	$11,998	$272,279	$415,677	$192,728	$393,853	$(1,286,535)	$364,185

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(33,190)	$(89,407)	$132,085	$(120,048)	$(16,759)	$1,208,454	$—	$1,081,135

Cash flows from investing activities
New construction and capital expenditures	—	—	(860,876)	—	—	(367,207)	—	(1,228,083)
Notes receivable from affiliates	—	—	—	273,744	—	—	(273,744)	—

Net cash from investing activities	—	—	(860,876)	273,744	—	(367,207)	(273,744)	(1,228,083)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	707,472	—	—	—	—	—	—	707,472
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,910)	—	(41,910)
Financing costs on credit facilities	(386)	—	—	—	—	—	—	(386)
Distributions to parent company, net	(240,900)	—	—	—	—	—	—	(240,900)
Advances (to) from affiliates	(159,248)	89,407	729,719	96,300	16,759	(772,937)	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	—	273,744	—

Net cash from financing activities	33,194	89,407	729,719	(153,700)	16,759	(814,847)	273,744	174,276

Net change in cash and cash equivalents	4	—	928	(4)	—	26,400	—	27,328
Cash and cash equivalents, beginning of period	1	—	402	4	—	109,975	—	110,382

Cash and cash equivalents, end of period	$5	$—	$1,330	$—	$—	$136,375	$—	$137,710

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(60,083)	$(47,456)	$71,577	$(48,774)	$(10,663)	$771,207	$—	$675,808

Cash flows from investing activities
New construction and capital expenditures	—	—	(804,500)	—	—	(478,786)	—	(1,283,286)

Net cash from investing activities	—	—	(804,500)	—	—	(478,786)	—	(1,283,286)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	941,653	—	—	—	—	—	—	941,653
Repayment of long-term debt	(300,000)	—	—	—	—	—	—	(300,000)
Dividends paid to noncontrolling interest	—	—	—	—	—	(46,649)	—	(46,649)
Financing costs on credit facilities	(1,912)	—	—	—	—	—	—	(1,912)
Distributions to parent company, net	(100,960)	—	—	—	—	—	—	(100,960)
Advances (to) from affiliates	(479,696)	47,456	732,263	48,774	10,663	(359,460)	—	—

Net cash from financing activities	59,085	47,456	732,263	48,774	10,663	(406,109)	—	492,132

Net change in cash and cash equivalents	(998)	—	(660)	—	—	(113,688)	—	(115,346)
Cash and cash equivalents, beginning of period	1,003	—	904	2	—	275,466	—	277,375

Cash and cash equivalents, end of period	$5	$—	$244	$2	$—	$161,778	$—	$162,029

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2014, and our results of operations for the three and six months ended June 30, 2014 and 2013. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed by Noble Corporation plc, a company registered under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, repayment of debt, borrowings under our credit facilities or other instruments, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Paragon Offshore plc Spin-off Transaction

On August 1, 2014, we completed the previously announced plan to reorganize our business by means of a spin-off of a wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”). The spin-off was accomplished through a pro rata distribution by us of all of the ordinary shares of Paragon Offshore to our shareholders. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Paragon Offshore’s assets and liabilities consist of most of our standard specification drilling units and related assets, liabilities and business. Paragon Offshore’s fleet consists of five drillships, three semisubmersibles, 34 jackups and one floating production storage and offloading unit (“FPSO”). Paragon Offshore is also responsible for the Hibernia platform operations offshore Canada. In connection with the spin-off, we received approximately $1.7 billion in cash as settlement of intercompany notes issued by Paragon Offshore to Noble as consideration for the business contributed to Paragon Offshore. Noble used these funds to repay outstanding third-party debt of Noble-Cayman and its subsidiaries.

In connection with the separation and spin-off, we entered into a master separation agreement and other agreements described in Note 12 to our financial statements in this report.

Because the spin-off distribution was completed after June 30, 2014, the accounts of Paragon Offshore and its subsidiaries are reflected as continuing operations in our consolidated financial statements in this report and are part of our results of operations discussed throughout this report.

Executive Overview

We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of mobile offshore drilling units located worldwide. As of August 1, 2014, our fleet consists of 15 jackups, 11 semisubmersibles and 9 drillships, including three units under construction as follows:

•	one dynamically positioned, ultra-deepwater, harsh environment drillships; and

•	two high-specification, heavy-duty, harsh environment jackups.

Our fleet is located in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for offshore drillers during the first six months of 2014 has been challenging. While the price of Brent Crude, a key factor in determining customer activity levels, remained strong throughout the period, there has been a decrease in contracting activity particularly for ultra-deepwater and deepwater rigs with delays in projects, as operators evaluate development costs. In addition, supply is expected to increase due to a significant number of newbuild units that are forecast to enter the market over the next 12 months and the number of drilling contracts that will roll over during such period, particularly in the deepwater and ultra-deepwater segments. While we believe the short-term outlook has downside risks, we continue to have confidence in the long-term fundamentals for the industry. These fundamental factors include stable crude oil prices, favorable exploration results, geographic expansion of deepwater drilling activities, a growing backlog of multi-year field development programs and greater access by our customers to promising offshore regions, as evidenced by the Australian government releasing 30 oil and gas blocks for bidding and the energy reform legislation in Mexico that could potentially lead to an increase in drilling activity in Mexican waters.

Results and Strategy

Our goal is to be the preferred offshore drilling contractor for the oil and gas industry based upon the following core principles:

•	operate in a manner that provides a safe working environment for our employees while protecting the environment and our assets;

•	provide an attractive investment vehicle for our shareholders; and

•	deliver superior customer service through a diverse and technically advanced fleet operated by proficient crews.

Our business strategy has also focused on the active expansion of our worldwide deepwater and high specification jackup capabilities through construction, modifications and acquisitions, the deployment of our drilling assets in important oil and gas producing areas throughout the world and the divestiture of our standard specification drilling units.

We have actively expanded our offshore deepwater drilling and high specification jackup capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue to evaluate opportunities to enhance our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex programs required by our customers. During the first six months of 2014, we continued to execute our newbuild program, completing the following milestones:

•	we commenced operations in the first quarter of 2014 on the Noble Regina Allen, a high-specification, heavy duty, harsh environment jackup, under an 18-month contract in the North Sea;

•	we commenced operations in the first quarter of 2014 on the Noble Houston Colbert, a high-specification, heavy duty, harsh environment jackup, under a 22-month contract in Argentina;

•	we completed construction of the Noble Sam Turner, a high-specification, heavy duty, harsh environment jackup, which was delivered from the shipyard during the first quarter of 2014 and is scheduled to complete acceptance testing and begin operations under a two-year contract in the North Sea in the third quarter of 2014;

•	we completed construction of the Noble Sam Croft, a dynamically positioned, ultra-deepwater, harsh environment drillship, which was delivered from the shipyard during the second quarter of 2014 and is scheduled to complete acceptance testing and begin operations under a three-year contract in the U.S. Gulf of Mexico in the third quarter of 2014;

•	we completed construction of the Noble Tom Prosser, a high-specification, heavy duty, harsh environment jackup, which was delivered from the shipyard during the second quarter of 2014. This unit is currently undergoing final commissioning and crew familiarization, and is scheduled to complete acceptance testing and begin operations under an 18-month contract in Australia in the first quarter of 2015;

•	we continued construction of the Noble Tom Madden, a dynamically positioned, ultra-deepwater, harsh environment drillship, which is scheduled to be delivered from the shipyard in the third quarter of 2014. The unit will then mobilize to the U.S. Gulf of Mexico where it is expected to begin operations under a three-year contract in the first quarter of 2015;

•	we continued construction of the Noble Sam Hartley, a high-specification, heavy duty, harsh environment jackup, which is scheduled to be completed in the fourth quarter of 2014; and

•	we continued construction of our CJ70, an ultra-high specification jackup.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and that our newbuild activity will further strengthen our position.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of June 30, 2014, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated and, because the Paragon Offshore spin-off occurred after such date, includes backlog of $2.3 billion associated with the Paragon Offshore fleet:

		Year Ending December 31,
	Total	2014 (1)	2015	2016	2017	2018-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (6)	$10,067	$1,459	$2,659	$1,956	$1,253	$2,740
Jackups (3)	3,286	919	1,204	496	230	437

Total (4)	$13,353	$2,378	$3,863	$2,452	$1,483	$3,177

Percent of Available Days Committed (5)
Semisubmersibles/Drillships		72%	59%	40%	24%	9%
Jackups		76%	46%	13%	4%	1%

Total		74%	50%	23%	11%	9%

(1)	Represents a six-month period beginning July 1, 2014.

(2)	Our drilling contracts with Petróleo Brasileiro S.A. (“Petrobras”) provide an opportunity for us to earn performance bonuses based on reaching targets for downtime experienced for our rigs operating offshore Brazil. Our backlog includes an amount equal to 50 percent of potential performance bonuses for such rigs, or $74 million.

The drilling contracts with Royal Dutch Shell, PLC (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Max Smith, Noble Don Taylor and the Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contract. Our backlog includes an amount equal to 25 percent of potential performance bonuses for these rigs, or $162 million.

(3)	Petróleos Mexicanos (“Pemex”) has the ability to cancel its drilling contracts on 30 days or less notice without Pemex’s making an early termination payment. At June 30, 2014, we had 10 rigs contracted to Pemex in Mexico, and our backlog includes approximately $308 million related to such contracts. All Pemex contracts are with Paragon Offshore.
(4)	Some of our drilling contracts provide the customer with certain early termination rights.
(5)	Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul, repairs or maintenance. Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2014 through 2016.
(6)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of June 30, 2014, the combined amount of backlog for these rigs totals $1.9 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs was $927 million.

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

As of June 30, 2014, we estimate Shell and Freeport-McMoRan Copper & Gold represented approximately 52 percent and 10 percent of our backlog, respectively.

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

Net income attributable to Noble-UK for the three months ended June 30, 2014 (the “Current Quarter”) was $235 million, or $0.91 per diluted share, on operating revenues of $1.24 billion, compared to net income for the three months ended June 30, 2013 (the “Comparable Quarter”) of $177 million, or $0.69 per diluted share, on operating revenues of $1.02 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2014 and 2013, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended June 30, 2014 and 2013 was $30 million and $18 million higher than operating income for Noble-UK for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	June 30,		June 30,			June 30,
	2014	2013	2014	2013	% Change	2014	2013	% Change
Jackups	80%	92%	3,272	3,594	-9%	$130,851	$116,266	13%
Semisubmersibles	73%	76%	924	970	-5%	394,605	370,117	7%
Drillships	92%	78%	1,001	637	57%	407,259	311,490	31%
Other	0%	0%	—	—	0%	—	—	0%

Total	79%	83%	5,197	5,201	0%	$231,003	$187,537	23%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Operating revenues:
Contract drilling services	$1,200,406	$975,455	$224,951	23%
Reimbursables (1)	29,291	28,000	1,291	5%
Other	—	67	(67)	**

	$1,229,697	$1,003,522	$226,175	23%

Operating costs and expenses:
Contract drilling services	$577,134	$487,971	$89,163	18%
Reimbursables (1)	21,481	22,469	(988)	-4%
Depreciation and amortization	249,701	209,082	40,619	19%
General and administrative	26,845	26,378	467	2%
Non-recurring spin-off related costs	1,441	—	1,441	**

	876,602	745,900	130,702	18%

Operating income	$353,095	$257,622	$95,473	37%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter was driven by an increase in average dayrates, partially offset by a slight decrease in operating days. The 23 percent increase in average dayrates increased revenue by approximately $226 million, but the slight decrease in operating days decreased revenues by $1 million.

The increase in contract drilling services revenues relates to our drillships, jackups and semisubmersibles, which generated approximately $209 million, $10 million and $6 million more revenue, respectively, in the Current Quarter.

The increase in drillship revenues was driven by a 57 percent increase in operating days and a 31 percent increase in average dayrates, resulting in a $113 million and a $96 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the Noble Don Taylor, Noble Globetrotter II and Noble Bob Douglas, which commenced their contracts in August 2013, September 2013 and December 2013, respectively. Additionally, the Noble Roger Eason was fully operational during the Current Quarter, after receiving a reduced rate while in the shipyard to undergo its reliability upgrade project during the Comparable Quarter.

The 13 percent increase in jackup average dayrates resulted in a $48 million increase in revenues from the Comparable Quarter. The increase in average dayrates resulted from favorable dayrate changes on new contracts across the jackup fleet, as well as the newbuild jackups operating at favorable dayrates. The 9 percent decline in operating days resulted in a $38 million decline in revenues driven by the Noble Gus Androes, Noble David Tinsley, Noble Gene Rosser and Noble Charlie Yester, which were off contract in the Current Quarter but experienced full utilization during the Comparable Quarter, coupled with increased downtime on the Noble Percy Johns and Noble Scott Marks during the Current Quarter. These decreases were partially offset by the contract commencements of the following newbuilds: Noble Mick O’Brien, Noble Regina Allen and Noble Houston Colbert in November 2013, January 2014 and March 2014, respectively, and the Noble Lewis Dugger, which was sold in July 2013, was fully utilized during the Comparable Quarter.

The 7 percent increase in average dayrates on our semisubmersibles resulted in a $23 million increase in revenues from the Comparable Quarter. The increase in average dayrates is due to favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the return to work of the Noble Paul Romano during the Current Quarter. The 5 percent decline in operating days resulted in a $17 million decline in revenues driven by the Noble Paul Wolff, which completed its contract during the Current Quarter but experienced full utilization during the Comparable Quarter.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $89 million for the Current Quarter as compared to the Comparable Quarter. A significant portion of the increase is due to the crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $70 million in expense in the Current Quarter. The remaining change was primarily driven by a $12 million increase in labor costs and a $9 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs. These increases were partially offset by a $2 million decrease in maintenance and other rig-related expenses.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the Noble Don Taylor, Noble Globetrotter II, Noble Mick O’Brien, Noble Bob Douglas, Noble Regina Allen and Noble Houston Colbert.

Other

The following table sets forth the operating results for our other services for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2014	2013	$	%
Operating revenues:
Labor contract drilling services	$8,146	$13,603	$(5,457)	-40%
Reimbursables (1)	2,520	260	2,260	869%

	$10,666	$13,863	$(3,197)	-23%

Operating costs and expenses:
Labor contract drilling services	$6,261	$9,349	$(3,088)	-33%
Reimbursables (1)	979	232	747	322%
Depreciation and amortization	4,693	3,507	1,186	34%
General and administrative	235	472	(237)	-50%
Non-recurring spin-off related costs	5,017	4,065	952	23%

	17,185	17,625	(440)	-2%

Operating (loss)/income	$(6,519)	$(3,762)	$(2,757)	73%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses. The decrease in both revenue and expense primarily relates to the cancellation of a project with our customer, Shell, for one of its rigs that was operating under a labor contract in Alaska.

Other Income and Expenses

Non-recurring spin-off related costs. Non-recurring spin-off related costs increased $2 million in the Current Quarter from the Comparable Quarter for professional fees and other costs incurred related to the Paragon Offshore spin-off transaction.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $12 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of a reduction in capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the completion of construction on three of our newbuild drillships and three of our newbuild jackups, coupled with increased borrowings outstanding under our credit facilities and commercial paper program. During the Current Quarter, we capitalized approximately 27 percent of total interest charges versus approximately 56 percent during the Comparable Quarter.

Income Tax Provision. Our income tax provision increased $16 million in the Current Quarter driven by higher pre-tax income. The 35 percent increase in pre-tax earnings generated a $13 million increase in income tax expense. Additionally, a 6 percent increase in the effective tax rate during the Current Quarter increased income tax expense by an additional $3 million. The increase in the effective tax rate was a result of a change in the geographic mix of pre-tax earnings.

For the Six Months Ended June 30, 2014 and 2013

Net income attributable to Noble-UK for the six months ended June 30, 2014 (the “Current Period”) was $491 million, or $1.90 per diluted share, on operating revenues of $2.5 billion, compared to net income for the six months ended June 30, 2013 (the “Comparable Period”) of $327 million, or $1.27 per diluted share, on operating revenues of $2.0 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2014 and 2013, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the six months ended June 30, 2014 and 2013 was $59 million and $37 million higher than operating income for Noble-UK for the same period. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,			June 30,
	2014	2013	2014	2013	% Change	2014	2013	% Change
Jackups	83%	92%	6,684	7,192	-7%	$127,844	$110,908	15%
Semisubmersibles	76%	80%	1,917	2,023	-5%	393,577	344,568	14%
Drillships	92%	80%	1,991	1,306	52%	400,612	313,398	28%
Other	0%	0%	—	—	—	—	—	—

Total	82%	84%	10,592	10,521	1%	$227,211	$180,984	26%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Operating revenues:
Contract drilling services	$2,406,710	$1,904,192	$502,518	26%
Reimbursables (1)	65,424	48,711	16,713	34%
Other	1	77	(76)	**

	$2,472,135	$1,952,980	$519,155	27%

Operating costs and expenses:
Contract drilling services	$1,138,265	$968,097	$170,168	18%
Reimbursables (1)	51,599	36,938	14,661	40%
Depreciation and amortization	491,275	411,701	79,574	19%
General and administrative	52,273	51,435	838	2%
Non-recurring spin-off related costs	1,761	—	1,761	**
Gain on contract extinguishments	—	(1,800)	1,800	**

	1,735,173	1,466,371	268,802	18%

Operating income	$736,962	$486,609	$250,353	51%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by increases in both average dayrates and operating days. The 26 percent increase in average dayrates increased revenues by approximately $490 million while the 1 percent increase in operating days increased revenue by $13 million.

The change in contract drilling services revenues relates to our drillships, semisubmersibles and jackups, which generated approximately $389 million, $57 million and $57 million more revenue, respectively, in the Current Period.

The increase in drillship revenues was driven by a 52 percent increase in operating days and a 28 percent increase in average dayrates, resulting in a $215 million and a $174 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the Noble Don Taylor, Noble Globetrotter II and Noble Bob Douglas, which commenced their contracts in August 2013, September 2013 and December 2013, respectively. Additionally, the Noble Roger Eason was fully operational during the Current Period, after receiving a reduced rate while in the shipyard to undergo its reliability upgrade project for a portion of the Comparable Period.

The 14 percent increase in average dayrates on our semisubmersibles resulted in a $94 million increase in revenues from the Comparable Period. The increase in average dayrates is due to favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Paul Romano returning to work during the Current Period. The 5 percent decline in operating days resulted in a $37 million decline in revenues driven by the Noble Paul Wolff and Noble Homer Ferrington, which completed their respective contracts during the Current Period but experienced full utilization during the Comparable Period.

The 15 percent increase in jackup average dayrates resulted in a $113 million increase in revenues from the Comparable Period. The increase in average dayrates resulted from favorable dayrate changes on new contracts across the jackup fleet, as well as the newbuild jackups operating at favorable dayrates. The 7 percent decline in operating days resulted in a $56 million decline in revenues driven by the Noble Gus Androes, Noble Gene Rosser, Noble Charlie Yester and Noble David Tinsley, which were off contract for a portion of the Current Period but experienced full utilization during the Comparable Period and increased downtime on the Noble Percy Johns and Noble Scott Marks during the Current Period. Additionally, the Noble Lewis Dugger, which was sold in July 2013, was fully utilized during the Comparable Period. These decreases were partially offset by the contract commencements of the Noble Mick O’Brien, Noble Regina Allen and Noble Houston Colbert in November 2013, January 2014 and March 2014, respectively.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $170 million for the Current Period as compared to the Comparable Period. A significant portion of the increase was due to the crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $144 million in expenses during the Current Period. The remaining change was primarily driven by a $25 million increase in labor, the majority of which is due to rigs returning to work during the Current Period and a $16 million increase in mobilization due to the amortization of certain rig moves and the demobilization of rigs. These increases were partially offset by a $15 million decrease in maintenance and rig-related expense.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to assets placed in service, including the Noble Don Taylor, Noble Globetrotter II, Noble Mick O’Brien, Noble Bob Douglas, Noble Regina Allen and Noble Houston Colbert.

Other

The following table sets forth the operating results for our other services for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2014	2013	$	%
Operating revenues:
Labor contract drilling services	$16,358	$34,657	$(18,299)	-53%
Reimbursables (1)	3,040	723	2,317	320%

	$19,398	$35,380	$(15,982)	-45%

Operating costs and expenses:
Labor contract drilling services	$12,487	$21,598	$(9,111)	-42%
Reimbursables (1)	1,467	685	782	114%
Depreciation and amortization	9,024	7,044	1,980	28%
General and administrative	444	984	(540)	-55%
Non-recurring spin-off related costs	17,102	8,027	9,075	113%

	40,524	38,338	2,186	6%

Operating income	$(21,126)	$(2,958)	$(18,168)	614%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues and Costs and Expenses. The change in both revenue and expense primarily relates to the cancellation of a project with our customer, Shell, for one of its rigs operating under a labor contract in Alaska during 2013.

Other Income and Expenses

Non-recurring spin-off related costs. Non-recurring spin-off related costs increased $11 million in the Current Period from the Comparable Period for professional fees and other costs incurred related to the Paragon Offshore spin-off transaction.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $25 million in the Current Period as compared to the Comparable Period. The increase is a result of lower capitalized interest in the Current Period as compared to the Comparable Period due primarily to the completion of construction on three of our newbuild drillships and three of our newbuild jackups, coupled with increased borrowings outstanding under our credit facilities and commercial paper program. During the Current Period, we capitalized approximately 26 percent of total interest charges versus approximately 54 percent during the Comparable Period.

Income Tax Provision. Our income tax provision increased $36 million in the Current Period driven by higher pre-tax income. The 48 percent increase in pre-tax earnings generated a $34 million increase in income tax expense. Additionally, a 2 percent increase in the effective tax rate during the Current Period increased income tax expense by an additional $2 million. The increase in the effective tax rate was a result of a change in the geographic mix of pre-tax earnings.

Liquidity and Capital Resources

Overview

Net cash from operating activities for the Current Period was $1.0 billion and $646 million in the Comparable Period. The increase in net cash from operating activities in the Current Period was primarily attributable to a significant increase in net income and favorable collections of accounts receivable. We had working capital of $511 million and $339 million at June 30, 2014 and December 31, 2013, respectively. Our total debt as a percentage of total debt plus equity increased to 38.8 percent at June 30, 2014 from 38.0 percent at December 31, 2013, primarily as a result of an increase in commercial paper outstanding during the Current Period.

Our principal sources of capital in the Current Period were the cash generated from operating activities noted above and borrowings under our commercial paper program. Cash generated during the Current Period was primarily used to fund our capital expenditure program.

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

At June 30, 2014, we had a total contract drilling services backlog of approximately $13.4 billion. Our backlog as of June 30, 2014 reflects a commitment of 74 percent of available days for the remainder of 2014 and 50 percent of available days for 2015. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Our primary use of available liquidity during 2014 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $1.2 billion for the six months ended June 30, 2014 and June 30, 2013, respectively.

At June 30, 2014, we had three rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first six months of 2014 totaled $836 million, as follows (in millions):

Rig type/name
Currently under construction
Drillships
Noble Tom Madden	$32.0
Jackups
Noble Sam Hartley	4.6
Noble Jackup VII (CJ70-Mariner)	4.3
Recently completed construction projects
Noble Sam Croft	353.2
Noble Tom Prosser	141.9
Noble Sam Turner	140.8
Noble Houston Colbert	134.9
Noble Globetrotter II	10.2
Noble Bob Douglas	9.3
Noble Don Taylor	3.2
Noble Regina Allen	1.3
Noble Mick O’Brien	0.5
Other	0.1

Total Newbuild Capital Expenditures	$836.3

In addition to the newbuild expenditures noted above, capital expenditures during the first six months of 2014 consisted of the following:

•	$353 million for major projects, subsea related expenditures and upgrades and replacements to drilling equipment; and

•	$27 million in capitalized interest.

Our total capital expenditure estimate for 2014 is approximately $2.2 billion. In addition, we anticipate incurring capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of June 30, 2014, we had outstanding commitments, including shipyard and purchase commitments, for approximately $1.3 billion, of which we expect to spend approximately $932 million within the next twelve months.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $97 million (or $0.375 per share), was declared on April 25, 2014 and paid on May 15, 2014 to holders of record on May 5, 2014. This payment represents the final tranche ($0.25 per share) of our previously approved annual dividend payment to shareholders, as well as an additional $0.125 per share declared by the Board of Directors in accordance with our current dividend policy.

On July 25, 2014, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.375 per share. The payment is expected to total approximately $97 million, based on the number of shares currently outstanding.

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

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have three separate credit facilities with an aggregate maximum available capacity of $2.9 billion (together referred to as the “Credit Facilities”). We have established a commercial paper program, which allows us to issue up to $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. Outstanding commercial paper reduces availability under our Credit Facilities. Our total debt related to the Credit Facilities and commercial paper program was $2.3 billion at June 30, 2014 as compared to $1.6 billion at December 31, 2013. At June 30, 2014, we had approximately $631 million of available capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit under the Credit Facilities reduces the amount available for borrowing. At June 30, 2014, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $3.7 billion at June 30, 2014 as compared to $4.0 billion at December 31, 2013. The decrease in senior unsecured notes outstanding is a result of the maturity of our $250 million 7.375% Senior Notes during March 2014, which was repaid using issuances under our commercial paper program.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Holding Corporation (“NHC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2014, our ratio of debt to total tangible capitalization was approximately 0.39. We were in compliance with all covenants under the Credit Facilities as of June 30, 2014.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At June 30, 2014, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2014.

Other

At June 30, 2014, we had letters of credit of $201 million and performance and temporary import bonds totaling $110 million supported by surety bonds outstanding. Certain of our subsidiaries issue guarantees to the temporary import status of rigs or equipment imported into certain countries in which we operate. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At June 30, 2014, we had $2.3 billion in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $23 million per year.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $6.3 billion and $5.7 billion at June 30, 2014 and December 31, 2013, respectively. The increase in fair value was primarily a result of increased indebtedness outstanding under our commercial paper program coupled with changes in interest rates, partially offset by the repayment of our $250 million fixed rate senior note.

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

Our North Sea, Mexico and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2014 represent approximately 35 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $192 million at June 30, 2014. Total unrealized gains related to these forward contracts were approximately $7 million as of June 30, 2014 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $19 million.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Services Inc. Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans”.

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

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of June 30, 2014. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2014. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

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

Recent changes in tax laws will, and possible future changes in tax laws or interpretations may, increase our tax rate.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United Kingdom, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated. For example, in July 2014, the UK government issued legislation that restricts deductions on certain related party transactions, such as those relating to the bareboat charter agreements used in connection with our UK continental shelf operations. The legislation, which became effective retroactively to April 1, 2014, will result in an increase in the effective tax rate reducing our net income on our consolidated operations and will be shown in our statement of operations beginning in the third quarter of 2014.

Tax laws and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these laws, treaties or regulations change or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us, resulting in a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the company is only permitted to purchase its own shares by way of an “off market purchase” in a plan approved by shareholders. Prior to our redomiciliation to the UK, a resolution was adopted by the Board of Directors authorizing the repurchase of 6,769,891 shares during the five-year period commencing on the date of the redomiciliation. This number of shares corresponds to the number of shares that Noble Corporation, a Swiss corporation, had authority to repurchase at the time of the redomiciliation. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares. During the six months ended June 30, 2014, there were no repurchases by Noble-UK of its shares.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation plc, a company registered under the laws of England and Wales

/s/ David W. Williams	August 8, 2014
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ James A. MacLennan
James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	August 8, 2014
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”)(filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

2.4	Master Separation Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 2.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

3.1	Articles of Association of Noble-UK (filed as Exhibit 3.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

10.1	Tax Sharing Agreement, dated as of July 31, 2014, between Noble-UK and Paragon Offshore plc. (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.2	Employee Matters Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.3	Transition Services Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.4	Transition Services Agreement (Brazil), dated as of July 31, 2014, among Paragon Offshore do Brasil Limitada, Paragon Offshore (Nederland) B.V., Paragon Offshore plc, Noble-Cayman, Noble Dave Beard Limited and Noble Drilling (Nederland) II B.V. (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-UK.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.