Form 10-Q
period 2014-09-30
Noble Corp plc; NOBLE CORP
filed 2014-11-07
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36211

Noble Corporation plc

(Exact name of registrant as specified in its charter)

England and Wales (Registered Number 08354954)	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at October 31, 2014: Noble Corporation plc — 252,258,871

Number of shares outstanding at October 31, 2014: Noble Corporation — 261,245,693

Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-UK and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-UK (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-UK. Since Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies as stated in General Instructions H(2). Accordingly, Noble-Cayman has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I of Form 10-Q and the following items of Part II of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults upon Senior Securities).

This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and related Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-UK and its consolidated subsidiaries, including Noble-Cayman.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$68,354	$114,458
Accounts receivable	610,134	949,069
Taxes receivable	126,295	140,269
Prepaid expenses and other current assets	226,262	187,139

Total current assets	1,031,045	1,390,935

Property and equipment, at cost	15,304,758	19,198,767
Accumulated depreciation	(2,671,092)	(4,640,677)

Property and equipment, net	12,633,666	14,558,090

Other assets	285,486	268,932

Total assets	$13,950,197	$16,217,957

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$267,811	$347,214
Accrued payroll and related costs	102,533	151,161
Taxes payable	115,192	125,119
Dividends payable	—	128,249
Other current liabilities	170,474	300,172

Total current liabilities	656,010	1,051,915

Long-term debt	4,737,081	5,556,251
Deferred income taxes	165,750	225,455
Other liabilities	289,637	334,308

Total liabilities	5,848,478	7,167,929

Commitments and contingencies

Shareholders’ equity
Shares; 252,258 and 253,448 shares outstanding	2,523	2,534
Additional paid-in capital	787,374	810,286
Retained earnings	6,634,194	7,591,927
Accumulated other comprehensive loss	(45,768)	(82,164)

Total shareholders’ equity	7,378,323	8,322,583

Noncontrolling interests	723,396	727,445

Total equity	8,101,719	9,050,028

Total liabilities and equity	$13,950,197	$16,217,957

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues
Contract drilling services	$810,200	$623,168	$2,360,205	$1,750,627
Reimbursables	18,595	17,319	67,558	45,416
Labor contract drilling services	—	26	—	17,000
Other	1	—	1	11

	828,796	640,513	2,427,764	1,813,054

Operating costs and expenses
Contract drilling services	385,674	283,429	1,109,456	836,825
Reimbursables	13,641	14,812	52,877	36,686
Labor contract drilling services	—	2,084	—	10,966
Depreciation and amortization	161,246	129,843	460,306	370,402
General and administrative	24,602	33,776	77,319	86,196
Loss on impairment	—	3,585	—	3,585
Gain on disposal of assets, net	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	—	(30,618)	—	(30,618)

	585,163	401,265	1,699,958	1,278,396

Operating income	243,633	239,248	727,806	534,658

Other income (expense)
Interest expense, net of amount capitalized	(37,751)	(23,149)	(114,494)	(75,115)
Interest income and other, net	2,760	1,522	131	2,231

Income from continuing operations before income taxes	208,642	217,621	613,443	461,774
Income tax provision	(40,782)	(33,852)	(110,625)	(74,341)

Net income from continuing operations	167,860	183,769	502,818	387,433
Net (loss) income from discontinued operations, net of tax	(20,214)	116,690	175,532	274,065

Net income	147,646	300,459	678,350	661,498
Net income attributable to noncontrolling interests	(20,471)	(18,502)	(60,290)	(52,861)

Net income attributable to Noble Corporation	$127,175	$281,957	$618,060	$608,637

Net income attributable to Noble Corporation
Income from continuing operations	$147,389	$165,267	$442,528	$334,572
(Loss) income from discontinued operations	(20,214)	116,690	175,532	274,065

Net income attributable to Noble Corporation	$127,175	$281,957	$618,060	$608,637

Per share data:
Basic:
Income from continuing operations	$0.57	$0.64	$1.71	$1.30
(Loss) income from discontinued operations	(0.08)	0.46	0.68	1.07

Net income attributable to Noble Corporation	$0.49	$1.10	$2.39	$2.37

Diluted:
Income from continuing operations	$0.57	$0.64	$1.71	$1.30
(Loss) income from discontinued operations	(0.08)	0.46	0.68	1.07

Net income attributable to Noble Corporation	$0.49	$1.10	$2.39	$2.37

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$147,646	$300,459	$678,350	$661,498

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,577)	(1,135)	1,143	(658)
Foreign currency forward contracts	(6,925)	5,320	(273)	589
Net pension plan loss (net of tax benefit of $386 for both the three and nine months ended September 30, 2014)	(1,409)	—	(1,409)	—
Net pension plan curtailment and settlement expense (net of tax provision of $193 for both the three and nine months ended September 30, 2014)	358	—	358	—
Amortization of deferred pension plan amounts (net of tax provision of $253 and $732 for the three months ended September 30, 2014 and 2013, respectively, and $758 and $2,192 for the nine months ended September 30, 2014 and 2013, respectively)	571	1,661	2,099	4,935

Other comprehensive income (loss), net	(8,982)	5,846	1,918	4,866

Spin-off of Paragon Offshore	34,478	—	34,478	—

Net comprehensive income attributable to noncontrolling interests	(20,471)	(18,502)	(60,290)	(52,861)

Comprehensive income attributable to Noble Corporation	$152,671	$287,803	$654,456	$613,503

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$678,350	$661,498
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	696,380	642,456
Loss on impairment	—	3,585
Gain on disposal of assets, net	—	(35,646)
Deferred income taxes	23,380	(41,400)
Amortization of share-based compensation	37,432	33,471
Net change in other assets and liabilities	(47,244)	(102,310)

Net cash from operating activities	1,388,298	1,161,654

Cash flows from investing activities
Capital expenditures	(1,747,495)	(1,724,727)
Change in accrued capital expenditures	(52,466)	(66,946)
Proceeds from disposal of assets	—	61,000

Net cash from investing activities	(1,799,961)	(1,730,673)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(569,489)	973,055
Repayment of long-term debt	(250,000)	(300,000)
Long-term borrowings of Paragon Offshore	1,726,750	—
Financing costs on long-term borrowings of Paragon Offshore	(30,876)	—
Cash balances of Paragon Offshore in Spin-Off	(104,152)	—
Dividends paid to noncontrolling interests	(64,339)	(69,728)
Repurchases of shares	(52,701)	—
Financing costs on credit facilities	(386)	(2,432)
Dividend payments	(290,643)	(130,787)
Employee stock transactions	1,395	2,747
Repurchases of employee shares surrendered for taxes	—	(7,558)

Net cash from financing activities	365,559	465,297

Net change in cash and cash equivalents	(46,104)	(103,722)
Cash and cash equivalents, beginning of period	114,458	282,092

Cash and cash equivalents, end of period	$68,354	$178,370

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value

Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$(115,449)	$765,124	$8,488,290

Employee related equity activity
Amortization of share-based compensation	—	—	33,471	—	—	—	—	33,471
Issuance of share-based compensation shares	659	1,851	(1,834)	—	—	—	—	17
Exercise of stock options	158	440	3,760	—	—	—	—	4,200
Tax benefit of stock options exercised	—	—	(1,470)	—	—	—	—	(1,470)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(7,558)	—	—	(7,558)
Net income	—	—	—	608,637	—	—	52,861	661,498
Dividends	—	—	—	(256,770)	—	—	—	(256,770)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(69,728)	(69,728)
Other comprehensive income, net	—	—	—	—	—	4,866	—	4,866

Balance at September 30, 2013	254,165	$712,421	$117,458	$7,417,890	$(28,627)	$(110,583)	$748,257	$8,856,816

Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$—	$(82,164)	$727,445	$9,050,028

Employee related equity activity
Amortization of share-based compensation	—	—	37,432	—	—	—	—	37,432
Issuance of share-based compensation shares	689	6	(9,049)	—	—	—	—	(9,043)
Exercise of stock options	131	3	2,644	—	—	—	—	2,647
Tax benefit of stock options exercised	—	—	(1,258)	—	—	—	—	(1,258)
Repurchases of shares	(2,010)	(20)	(52,681)	—	—	—	—	(52,701)
Net income	—	—	—	618,060	—	—	60,290	678,350
Dividends	—	—	—	(162,294)	—	—	—	(162,294)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(64,339)	(64,339)
Spin-Off of Paragon Offshore	—	—	—	(1,413,499)	—	34,478	—	(1,379,021)
Other comprehensive income, net	—	—	—	—	—	1,918	—	1,918

Balance at September 30, 2014	252,258	$2,523	$787,374	$6,634,194	$—	$(45,768)	$723,396	$8,101,719

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$65,948	$110,382
Accounts receivable	610,134	949,069
Taxes receivable	126,161	140,029
Prepaid expenses and other current assets	179,638	184,348

Total current assets	981,881	1,383,828

Property and equipment, at cost	15,266,206	19,160,350
Accumulated depreciation	(2,659,887)	(4,631,678)

Property and equipment, net	12,606,319	14,528,672

Other assets	261,989	269,014

Total assets	$13,850,189	$16,181,514

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$235,823	$345,910
Accrued payroll and related costs	94,385	143,346
Taxes payable	112,332	120,588
Other current liabilities	166,305	300,172

Total current liabilities	608,845	910,016

Long-term debt	4,737,081	5,556,251
Deferred income taxes	165,750	225,455
Other liabilities	289,637	334,308

Total liabilities	5,801,313	7,026,030

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	524,031	497,316
Retained earnings	6,821,092	7,986,762
Accumulated other comprehensive loss	(45,768)	(82,164)

Total shareholder equity	7,325,480	8,428,039

Noncontrolling interests	723,396	727,445

Total equity	8,048,876	9,155,484

Total liabilities and equity	$13,850,189	$16,181,514

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues
Contract drilling services	$810,200	$623,170	$2,360,205	$1,750,627
Reimbursables	18,595	17,318	67,558	45,416
Labor contract drilling services	—	27	—	17,000
Other	1	—	1	11

	828,796	640,515	2,427,764	1,813,054

Operating costs and expenses
Contract drilling services	383,911	283,707	1,097,694	831,065
Reimbursables	13,641	14,812	52,877	36,686
Labor contract drilling services	—	2,084	—	10,966
Depreciation and amortization	160,255	129,309	458,100	369,105
General and administrative	13,057	7,251	36,478	37,682
Loss on impairment	—	3,585	—	3,585
Gain on disposal of assets, net	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	—	(30,618)	—	(30,618)

	570,864	374,484	1,645,149	1,222,825

Operating income	257,932	266,031	782,615	590,229

Other income (expense)
Interest expense, net of amount capitalized	(37,751)	(23,149)	(114,494)	(75,115)
Interest income and other, net	3,785	880	1,142	1,827

Income from continuing operations before income taxes	223,966	243,762	669,263	516,941
Income tax provision	(40,674)	(33,508)	(110,207)	(72,567)

Net income from continuing operations	183,292	210,254	559,056	444,374
Net income from discontinued operations, net of tax	10,413	119,102	225,022	284,506

Net income	193,705	329,356	784,078	728,880
Net income attributable to noncontrolling interests	(20,471)	(18,502)	(60,290)	(52,861)

Net income attributable to Noble Corporation	$173,234	$310,854	$723,788	$676,019

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$193,705	$329,356	$784,078	$728,880

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,577)	(1,135)	1,143	(658)
Foreign currency forward contracts	(6,925)	5,320	(273)	589
Net pension plan loss (net of tax benefit of $386 for both the three and nine months ended September 30, 2014)	(1,409)	—	(1,409)	—

Net pension plan curtailment and settlement expense (net of tax provision of $193 for both the three and nine months ended September 30, 2014)	358	—	358	—
Amortization of deferred pension plan amounts (net of tax provision of $253 and $732 for the three months ended September 30, 2014 and 2013, respectively, and $758 and $2,192 for the nine months ended September 30, 2014 and 2013, respectively)	571	1,661	2,099	4,935

Other comprehensive income (loss), net	(8,982)	5,846	1,918	4,866

Spin-off of Paragon Offshore	34,478	—	34,478	—

Net comprehensive income attributable to noncontrolling interests	(20,471)	(18,502)	(60,290)	(52,861)

Comprehensive income attributable to Noble Corporation	$198,730	$316,700	$760,184	$680,885

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$784,078	$728,880
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	694,175	641,159
Loss on impairment	—	3,585
Gain on disposal of assets, net	—	(35,646)
Deferred income taxes	23,380	(41,400)
Capital contribution by parent - share-based compensation	26,715	18,604
Net change in other assets and liabilities	(58,662)	(102,238)

Net cash from operating activities	1,469,686	1,212,944

Cash flows from investing activities
Capital expenditures	(1,747,361)	(1,723,941)
Change in accrued capital expenditures	(52,466)	(66,946)
Proceeds from disposal of assets	—	61,000

Net cash from investing activities	(1,799,827)	(1,729,887)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(569,489)	973,055
Repayment of long-term debt	(250,000)	(300,000)
Long-term borrowings of Paragon Offshore	1,726,750	—
Financing costs on long-term borrowings of Paragon Offshore	(30,876)	—
Cash balances of Paragon Offshore in Spin-Off	(104,152)	—
Dividends paid to noncontrolling interests	(64,339)	(69,728)
Financing costs on credit facilities	(386)	(2,432)
Distributions to parent company, net	(421,801)	(187,610)

Net cash from financing activities	285,707	413,285

Net change in cash and cash equivalents	(44,434)	(103,658)
Cash and cash equivalents, beginning of period	110,382	277,375

Cash and cash equivalents, end of period	$65,948	$173,717

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value

Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$(115,449)	$765,124	$8,531,082
Net income	—	—	—	676,019	—	52,861	728,880
Capital contributions by parent - share-based compensation	—	—	18,604	—	—	—	18,604
Distributions to parent	—	—	—	(187,610)	—	—	(187,610)
Dividends paid to noncontrolling interests	—	—	—	—	—	(69,728)	(69,728)
Other comprehensive income, net	—	—	—	—	4,866	—	4,866

Balance at September 30, 2013	261,246	$26,125	$489,058	$7,873,237	$(110,583)	$748,257	$9,026,094

Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$(82,164)	$727,445	$9,155,484
Net income	—	—	—	723,788	—	60,290	784,078
Capital contributions by parent - share-based compensation	—	—	26,715	—	—	—	26,715
Distributions to parent	—	—	—	(421,801)	—	—	(421,801)
Dividends paid to noncontrolling interests	—	—	—	—	—	(64,339)	(64,339)
Spin-Off of Paragon Offshore	—	—	—	(1,467,657)	34,478	—	(1,433,179)
Other comprehensive income, net	—	—	—	—	1,918	—	1,918

Balance at September 30, 2014	261,246	$26,125	$524,031	$6,821,092	$(45,768)	$723,396	$8,048,876

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 35 mobile offshore drilling units located worldwide. Our fleet consists of 15 jackups, 11 semisubmersibles and nine drillships. At September 30, 2014, we had two high-specification, harsh environment jackups under construction.

At September 30, 2014, our fleet was located in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Paragon Offshore plc Spin-Off Transaction

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-Off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc, a public limited company incorporated under the laws of England and Wales (“Paragon Offshore”), to the holders of Noble’s ordinary shares. The results of operations for Paragon Offshore have been classified as discontinued operations for all periods presented. See Note 2 for additional information. Unless otherwise indicated, the information in our consolidated financial statements relates to our continuing operations after such classification.

Migration to the United Kingdom

On November 20, 2013, pursuant to the Merger Agreement dated as of June 30, 2013 between Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble-UK, Noble-Swiss merged with and into Noble-UK, with Noble-UK as the surviving company (the “Transaction”). In the Transaction, all of the outstanding ordinary shares of Noble-Swiss were cancelled, and Noble-UK issued, through an exchange agent, one ordinary share of Noble-UK in exchange for each ordinary share of Noble-Swiss. The Transaction effectively changed the place of incorporation of our publicly traded parent holding company from Switzerland to the United Kingdom.

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

The accompanying unaudited consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2013 Consolidated Balance Sheets presented herein are derived from the December 31, 2013 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 2 — Spin-Off of Paragon Offshore plc

On August 1, 2014, we completed the Spin-Off through a pro rata distribution by us of all of the ordinary shares of our wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. At the time of the Spin-Off, Paragon Offshore’s assets and liabilities consisted of most of our standard specification drilling units and related assets, liabilities and business, including five drillships, three semisubmersibles, 34 jackups and one floating production storage and offloading unit (“FPSO”). At the Spin-Off, Paragon Offshore also became responsible for the Hibernia platform operations offshore Canada. Prior to the Spin-Off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program.

Prior to the completion of the Spin-Off, Noble and Paragon Offshore entered into a series of agreements to effect the separation and Spin-Off and govern the relationship between the parties after the Spin-Off.

Master Separation Agreement (“MSA”)

The general terms and conditions relating to the separation and Spin-Off are set forth in the MSA. The MSA identifies the assets transferred, liabilities assumed and contracts assigned either to Paragon Offshore by us or by Paragon Offshore to us in the separation and describes when and how these transfers, assumptions and assignments would occur. The MSA provides for, among other things, Paragon Offshore’s responsibility for liabilities relating to its business and the responsibility of Noble for liabilities related to our, and in certain limited cases, Paragon Offshore’s business, in each case irrespective of when the liability arose. The MSA also contains indemnification obligations and ongoing commitments by us and Paragon Offshore.

Employee Matters Agreement (“EMA”)

The EMA allocates liabilities and responsibilities between us and Paragon Offshore relating to employment, compensation and benefits and other employment related matters.

Tax Sharing Agreement

The tax sharing agreement provides for the allocation of tax liabilities and benefits between us and Paragon Offshore and governs the parties’ assistance with tax-related claims.

Transition Services Agreements

Under two transition services agreements, we agreed to continue, for a limited period of time, to provide various interim support services to Paragon Offshore, and Paragon Offshore agreed to provide various interim support services to us, including providing operational and administrative support for our remaining Brazilian operations.

Note 3 — Discontinued Operations

Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-Off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations. The results of discontinued operations for the three and nine months ended September 30, 2014 and 2013 include the historical results of Paragon Offshore through the Spin-Off date, including costs incurred by Noble to complete the Spin-Off. Non-recurring Spin-Off related costs totaled $31 million and $49 million for the three and nine months ended September 30, 2014, respectively, and $2 million and $10 million for the three and nine months ended September 30, 2013, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Prior to the Spin-Off, Paragon Offshore issued approximately $1.7 billion of debt consisting of:

•	$1.08 billion aggregate principal amount of senior notes in two separate tranches, comprising $500 million of 6.75% Senior Notes due 2022 and $580 million of 7.25% Senior Notes due 2024; and

•	$650 million of a senior secured term credit agreement, at an interest rate of LIBOR plus 2.75%, subject to a LIBOR floor of 1%, which has an initial term of seven years.

We allocated interest expense on this debt, which is directly related to Paragon Offshore, to discontinued operations. For both the three and nine months ended September 30, 2014, we allocated approximately $4 million of interest expense related to such debt. No interest was allocated to discontinued operations for the three and nine months ended September 30, 2013.

The following table provides the components of net income from discontinued operations, net of tax:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Contract drilling services	$136,548	$417,948	$993,253	$1,194,684
Reimbursables	2,398	11,923	21,899	33,260
Labor contract drilling services	2,946	8,467	19,304	26,150
Other	1	28	2	94

Revenues from discontinued operations	$141,893	$438,366	$1,034,458	$1,254,188

(Loss) income from discontinued operations:
(Loss) income from discontinued operations before income taxes	$(3,292)	$138,669	$229,482	$326,731
Income tax expense	(16,922)	(21,979)	(53,950)	(52,666)

Net (loss) income from discontinued operations, net of tax	$(20,214)	$116,690	$175,532	$274,065

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The carrying value of the major categories of assets and liabilities of Paragon Offshore immediately preceding the Spin-Off on August 1, 2014, which are excluded from our Consolidated Balance Sheet at September 30, 2014, were as follows:

ASSETS
Current assets
Cash and cash equivalents	$104,152
Accounts receivable	362,100
Prepaid expenses and other current assets	90,089

Total current assets of discontinued operations	556,341

Property and equipment, at cost	5,615,831
Accumulated depreciation	(2,640,943)

Property and equipment, net	2,974,888

Other assets	84,894

Total assets of discontinued operations	$3,616,123

LIABILITIES
Current liabilities
Accounts payable	$132,446
Accrued payroll and related costs	64,580
Other current liabilities	103,769

Total current liabilities of discontinued operations	300,795

Long-term debt	1,726,750
Other liabilities	171,718

Total liabilities of discontinued operations	$2,199,263

The above amounts do not include the impact of the agreements entered into as a result of the Spin-Off, which are discussed further in Note 2.

Note 4 — Consolidated Joint Ventures

We maintain a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell plc (“Shell”), that own and operate the two Bully-class drillships. We have determined that we are the primary beneficiary of the joint ventures. Accordingly, we consolidate the entities in our consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Consolidated Balance Sheets.

During the nine months ended September 30, 2014, the Bully joint ventures approved and paid dividends totaling $129 million, of which approximately $64 million was paid to our joint venture partner. During the nine months ended September 30, 2013, the Bully joint ventures approved and paid dividends totaling $139 million, of which approximately $70 million was paid to our joint venture partner.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The combined carrying amount of the Bully-class drillships at both September 30, 2014 and December 31, 2013 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $49 million at September 30, 2014 as compared to approximately $50 million at December 31, 2013. Operational results for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating revenues	$97,182	$94,847	$282,585	$272,620
Net income	$43,911	$40,214	$128,587	$113,627

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Basic
Income from continuing operations	$147,389	$165,267	$442,528	$334,572
Earnings allocated to unvested share-based payment awards	(2,286)	(1,989)	(7,053)	(3,953)

Income from continuing operations to common shareholders	145,103	163,278	435,475	330,619

(Loss) income from discontinued operations	(20,214)	116,690	175,532	274,065
Earnings allocated to unvested share-based payment awards	314	(1,404)	(2,798)	(3,238)

(Loss) income from discontinued operations, net of tax to common shareholders	(19,900)	115,286	172,734	270,827

Net income attributable to Noble Corporation	127,175	281,957	618,060	608,637
Earnings allocated to unvested share-based payment awards	(1,972)	(3,393)	(9,851)	(7,191)

Net income attributable to Noble Corporation to common shareholders	$125,203	$278,564	$608,209	$601,446

Diluted
Income from continuing operations	147,389	165,267	442,528	334,572
Earnings allocated to unvested share-based payment awards	(2,285)	(1,987)	(7,050)	(3,949)

Income from continuing operations to common shareholders	145,104	163,280	435,478	330,623

(Loss) income from discontinued operations	(20,214)	116,690	175,532	274,065
Earnings allocated to unvested share-based payment awards	313	(1,403)	(2,796)	(3,235)

(Loss) income from discontinued operations, net of tax to common shareholders	(19,901)	115,287	172,736	270,830

Net income attributable to Noble Corporation	127,175	281,957	618,060	608,637
Earnings allocated to unvested share-based payment awards	(1,972)	(3,390)	(9,846)	(7,184)

Net income attributable to Noble Corporation to common shareholders	$125,203	$278,567	$608,214	$601,453

Denominator:
Weighted average shares outstanding - basic	253,842	253,357	254,006	253,242
Incremental shares issuable from assumed exercise of stock options	107	261	114	265

Weighted average shares outstanding - diluted	253,949	253,618	254,120	253,507

Weighted average unvested share-based payment awards	3,999	3,086	4,114	3,028

Earnings per share
Basic
Continuing operations	$0.57	$0.64	$1.71	$1.30
Discontinued operations	(0.08)	0.46	0.68	1.07

Net income attributable to Noble Corporation	$0.49	$1.10	$2.39	$2.37

Diluted
Continuing operations	$0.57	$0.64	$1.71	$1.30
Discontinued operations	(0.08)	0.46	0.68	1.07

Net income attributable to Noble Corporation	$0.49	$1.10	$2.39	$2.37

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended September 30, 2014 and 2013, approximately 1.3 million and 0.9 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 6 — Receivables from Customers

At September 30, 2014, we had a receivable of approximately $14 million related to the Noble Max Smith, which is being disputed by our customer, Petróleos Mexicanos (“Pemex”). This receivable has been classified as long-term and is included in “Other assets” on our Consolidated Balance Sheet. The disputed amount relates to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of this amount. This matter is currently proceeding through the Mexican judicial system. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amount.

Note 7 — Property and Equipment

Property and equipment, at cost, as of September 30, 2014 and December 31, 2013 for Noble-UK consisted of the following:

	September 30, 2014	December 31, 2013
Drilling equipment and facilities	$13,606,398	$17,130,986
Construction in progress	1,479,263	1,854,434
Other	219,097	213,347

Property and equipment, at cost	$15,304,758	$19,198,767

Capital expenditures, including capitalized interest, totaled $1.7 billion for both the nine months ended September 30, 2014 and 2013. Capitalized interest was $11 million and $39 million for the three and nine months ended September 30, 2014, respectively, as compared to $31 million and $92 million for the three and nine months ended September 30, 2013, respectively.

Capital expenditures related to Paragon Offshore for the three and nine months ended September 30, 2014 totaled $15 million and $150 million, respectively. Additionally, a portion of our property and equipment at December 31, 2013 was related to Paragon Offshore.

Note 8 — Debt

Long-term debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Senior unsecured notes:
7.375% Senior Notes due March 2014	$—	$249,964
3.45% Senior Notes due August 2015	350,000	350,000
3.05% Senior Notes due March 2016	299,978	299,967
2.50% Senior Notes due March 2017	299,912	299,886
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	499,118	499,022
4.625% Senior Notes due March 2021	399,614	399,576
3.95% Senior Notes due March 2022	399,242	399,178
6.20% Senior Notes due August 2040	399,894	399,893
6.05% Senior Notes due March 2041	397,672	397,646
5.25% Senior Notes due March 2042	498,303	498,283

Total senior unsecured notes	3,745,428	3,995,110

Commercial paper program	991,653	1,561,141

Total long-term debt	$4,737,081	$5,556,251

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Credit Facilities and Commercial Paper Program

We currently have three credit facilities with an aggregate maximum available capacity of $2.9 billion (together, the “Credit Facilities”). In August 2014, we extended the maturity date of our $600 million senior unsecured 364-day revolving credit facility for a six-month period to February 2015. In addition, we continue to maintain a $1.5 billion credit facility that matures in 2017 and an $800 million credit facility that matures in 2016. In February 2015, availability under the $800 million credit facility will be reduced by $36 million.

We have a commercial paper program, which allows us to issue up to $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under our Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit under the Credit Facilities reduces the amount available for borrowing. At September 30, 2014, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

In March 2014, we repaid our $250 million 7.375% Senior Notes using issuances under our commercial paper program.

Our $350 million 3.45% Senior Notes mature during the third quarter of 2015. We anticipate using availability under our Credit Facilities or commercial paper issuances to repay the outstanding balance; therefore, we continue to report the balance as long-term at September 30, 2014.

Covenants

The Credit Facilities are guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Holding Corporation (“NHC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2014, our ratio of debt to total tangible capitalization was approximately 0.37. We were in compliance with all covenants under the Credit Facilities as of September 30, 2014.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2014, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2014.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in Note 13.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our long-term debt as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
7.375% Senior Notes due March 2014	$—	$—	$249,964	$253,634
3.45% Senior Notes due August 2015	350,000	357,087	350,000	363,019
3.05% Senior Notes due March 2016	299,978	306,752	299,967	309,878
2.50% Senior Notes due March 2017	299,912	303,855	299,886	302,891
7.50% Senior Notes due March 2019	201,695	232,264	201,695	232,839
4.90% Senior Notes due August 2020	499,118	530,788	499,022	528,597
4.625% Senior Notes due March 2021	399,614	413,996	399,576	413,868
3.95% Senior Notes due March 2022	399,242	391,616	399,178	390,520
6.20% Senior Notes due August 2040	399,894	416,991	399,893	421,720
6.05% Senior Notes due March 2041	397,672	408,334	397,646	417,312
5.25% Senior Notes due March 2042	498,303	458,360	498,283	476,873

Total senior unsecured notes	3,745,428	3,820,043	3,995,110	4,111,151

Commercial paper program	991,653	991,653	1,561,141	1,561,141

Total long-term debt	$4,737,081	$4,811,696	$5,556,251	$5,672,292

Note 9 — Equity

Share capital

As of September 30, 2014, Noble-UK had approximately 252.3 million shares outstanding and trading as compared to approximately 253.4 million shares outstanding and trading at December 31, 2013. Repurchased shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

In July 2014, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.375 per share. The aggregate dividend paid in August 2014 was approximately $97 million.

Share repurchases

Under UK law, a company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. Prior to our redomiciliation to the UK, a resolution was adopted by Noble-UK’s sole shareholder authorizing the repurchase of 6,769,891 shares during the five-year period commencing on the date of the redomiciliation. This number of shares corresponds to the number of shares that Noble-Swiss had authority to repurchase at the time of the redomiciliation. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares or cancelled at the company’s election. During the three and nine months ended September 30, 2014, we repurchased and immediately cancelled approximately 2.0 million shares under this plan. At September 30, 2014, approximately 4.8 million shares remained available under this authorization.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share-Based Compensation Plans

Stock Plans

The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. In connection with the Spin-Off, the total number of shares subject to issue under existing awards under the 1991 Plan was increased from 50.1 million to 60.3 million. As of September 30, 2014, we had 6.5 million shares remaining available for grants to employees under the 1991 Plan.

Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. In connection with the Spin-Off, the total number of shares subject to issue under existing awards under the 1992 Plan was increased from 2.0 million to 2.3 million. As of September 30, 2014, we had 0.6 million shares remaining available for award to non-employee directors under the 1992 Plan.

Stock Options

Pursuant to the EMA (see Note 2), we modified the outstanding stock options for our employees in connection with the Spin-Off. We made certain adjustments to the exercise price and number of our stock options to preserve the economic value of the grants immediately prior to the Spin-Off. Each outstanding stock option of Noble, whether or not exercisable, that was held by a current or former Noble employee was adjusted such that the holder received an additional number of stock options of Noble based on a price ratio. The exercise price was adjusted by a factor equal to exercise price of the option prior to the Spin-Off divided by the price ratio. The price ratio was calculated by dividing the average closing price of our stock during the 10 trading-day period prior to the Spin-Off by the average closing price of our stock during the 10 trading-day period subsequent to the Spin-Off. Each outstanding stock option of Noble, whether or not exercisable, that was held by an employee transferring to Paragon Offshore was vested at the Spin-Off date and the exercise price and number of awards were adjusted in the same manner as explained above for Noble employees. At the Spin-Off, we recognized the remaining expense for the accelerated vesting of stock options held by Paragon Offshore employees.

As a result of the Spin-Off, an additional 339,223 stock options were issued to preserve the economic value of the grants immediately prior to the Spin-Off, as discussed above. As no incremental fair value was awarded as a result of the issuance of these additional awards, the modification did not result in additional compensation expense.

The following table presenting a summary of stock option award activity for the nine months ended September 30, 2014 reflects the adjustments discussed above.

Number of Shares Underlying Options
Outstanding at December 31, 2013	1,808,987
Exercised	(131,706)
Forfeited	(17,175)
Spin-Off adjustment	339,223

Outstanding at September 30, 2014	1,999,329

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Restricted Stock Units (“RSUs”)

Pursuant to the EMA (see Note 2), we modified the outstanding RSU awards, both time-vested restricted stock units (“TVRSUs”) and market-based performance-vested restricted stock units (“PVRSUs”), for our employees in connection with the Spin-Off. We made certain adjustments to the number of our share-based compensation awards to preserve the economic value of the grants immediately prior to the Spin-Off. Each outstanding and unvested RSU of Noble that was held by a current or former Noble employee was adjusted such that the holder received an additional number of RSUs of Noble based on a price ratio, which was calculated as noted above in “Stock Options”. Each outstanding and unvested TVRSU of Noble that was held by an employee transferring to Paragon Offshore was cancelled and an equivalent award was granted by Paragon Offshore. Each outstanding and unvested PVRSU of Noble that was held by an employee transferring to Paragon Offshore was continued pro-rata at the time of Spin-Off, subject to the achievement of the performance condition at the end of the performance period. The remaining unvested PVRSUs were cancelled and an equivalent award was granted by Paragon Offshore, except for the 2012 PVRSU grants. For the 2012 PVRSU grants, a bonus will be paid by Paragon Offshore for the cancelled portion of the award should the performance factor be achieved.

As a result of the Spin-Off, an additional 326,853 TVRSUs and 329,937 PVRSUs were issued to preserve the economic value of the grants immediately prior to the Spin-Off, as discussed above. As no incremental fair value was awarded as a result of the issuance of these additional awards, the modification did not result in additional compensation expense.

The following table presenting a summary of RSU award activity for the nine months ended September 30, 2014 reflects the adjustments discussed above.

	TVRSUs Outstanding	PVRSUs Outstanding
Non-vested RSUs at December 31, 2013	1,652,360	1,397,137
Awarded	1,608,613	740,364
Vested	(746,162)	(180,975)
Forfeited	(124,740)	(253,882)
Surrendered in connection with Spin-Off	(816,627)	(89,612)
Spin-Off adjustment	326,853	329,937

Non-vested RSUs at September 30, 2014	1,900,297	1,942,969

Note 10 — Income Taxes

At September 30, 2014, the reserves for uncertain tax positions totaled $101 million (net of related tax benefits of $1 million). If the September 30, 2014 reserves are not realized, the provision for income taxes would be reduced by $101 million. At December 31, 2013, the reserves for uncertain tax positions totaled $127 million (net of related tax benefits of $2 million).

It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may increase or decrease in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation. As a result, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11 — Employee Benefit Plans

Pension costs include the following components for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,016	$2,541	$1,361	$2,681
Interest cost	1,022	2,714	1,259	2,263
Return on plan assets	(1,397)	(3,846)	(1,443)	(3,275)
Amortization of prior service cost	(2)	56	—	57
Recognized net actuarial loss	119	651	426	1,910
Curtailment expense	—	241	—	—
Settlement expense	—	310	—	—

Net pension expense	$758	$2,667	$1,603	$3,636

Included in net pension expense for the three months ended September 30, 2014 and 2013 was approximately $1 million and $2 million, respectively, related to Paragon Offshore that was classified as discontinued operations.

Pension costs include the following components for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Non-U.S.	U.S.	Non-U.S.	U.S.

Service cost	$3,869	$7,623	$4,089	$8,043
Interest cost	3,950	8,142	3,793	6,787
Return on plan assets	(5,088)	(11,538)	(4,351)	(9,827)
Amortization of prior service cost	(12)	168	—	171
Recognized net actuarial loss	748	1,953	1,226	5,730
Curtailment expense	—	241	—	—
Settlement expense	—	310	—	—

Net pension expense	$3,467	$6,899	$4,757	$10,904

Included in net pension expense for the nine months ended September 30, 2014 and 2013 was approximately $4 million and $6 million, respectively, related to Paragon Offshore that was classified as discontinued operations.

As a result of the Spin-Off, employees of Paragon Offshore no longer participated in benefit plans sponsored or maintained by Noble. At the time of the Spin-Off, Noble Enterprises Limited and Noble Drilling (Nederland) B.V. transferred all assets and obligations to Paragon Offshore.

Employees participating in the US Salaried and Hourly defined benefit pension plans that transferred to Paragon Offshore at the time of the Spin-Off terminated under these plans as of July 31, 2014. In connection with the termination of these employees, we recognized a curtailment expense of $0.2 million. These terminated employees may elect to receive their accumulated benefits as a lump sum distribution, which will trigger a settlement expense upon election. Terminated employees must make this election by December 15, 2014. As of September 30, 2014, we have not received any elections from these employees.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Additionally, we recognized a settlement expense of $0.3 million in respect of the US Restoration Plan related to the Spin-Off as of September 30, 2014.

During the three and nine months ended September 30, 2014, we made contributions to our pension plans totaling $0.1 million and $7 million, respectively.

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

Cash Flow Hedges

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2014 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $13 million at September 30, 2014. Total unrealized losses related to these forward contracts were approximately $0.3 million as of September 30, 2014 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

Financial Statement Presentation

The following table, together with Note 13, summarizes the financial statement presentation and fair value of our derivative positions as of September 30, 2014 and December 31, 2013:

		Estimated fair value
	Balance sheet classification	September 30, 2014	December 31, 2013
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$60	$—

Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$333	$—

To supplement the fair value disclosures in Note 13, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the three months ended September 30, 2014 and 2013:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “contract drilling services” expense		Gain/(loss) recognized through “contract drilling services” expense
	2014	2013	2014	2013	2014	2013
Cash flow hedges
Foreign currency forward contracts	$(2,125)	$2,022	$1,852	$(1,433)	$—	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 13, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the nine months ended September 30, 2014 and 2013:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “contract drilling services” expense		Gain/(loss) recognized through “contract drilling services” expense
	2014	2013	2014	2013	2014	2013
Cash flow hedges
Foreign currency forward contracts	$(4,904)	$2,207	$4,631	$(1,618)	$—	$—

Note 13 — Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2014
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$3,332	$3,332	$—	$—
Foreign currency forward contracts	60	—	60	—

Liabilities -
Foreign currency forward contracts	$333	$—	$333	$—

	December 31, 2013
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,230	$7,230	$—	$—

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

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14 — Accumulated Other Comprehensive Loss

The following tables set forth the changes in the accumulated balances for each component of AOCL, net of tax, for the nine months ended September 30, 2014 and 2013.

	Gains / (Losses) on Cash Flow Hedges(1)	Defined Benefit Pension Items(2)	Foreign Currency Items	Total
Balance at December 31, 2012	$—	$(95,071)	$(20,378)	$(115,449)

Activity during period:
Other comprehensive income (loss) before reclassifications	(1,029)	—	(658)	(1,687)
Amounts reclassified from AOCL	1,618	4,935	—	6,553

Net other comprehensive income (loss)	589	4,935	(658)	4,866

Balance at September 30, 2013	$589	$(90,136)	$(21,036)	$(110,583)

Balance at December 31, 2013	$—	$(58,598)	$(23,566)	$(82,164)

Activity during period:
Other comprehensive income before reclassifications	4,358	—	1,143	5,501
Amounts reclassified from AOCL	(4,631)	1,048	—	(3,583)

Net other comprehensive income (loss)	(273)	1,048	1,143	1,918

Spin-Off of Paragon Offshore(3)	—	21,772	12,706	34,478

Balance at September 30, 2014	$(273)	$(35,778)	$(9,717)	$(45,768)

(1)	Gains on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 12 for additional information.
(2)	Defined benefit pension items relate to actuarial losses, the amortization of prior service costs and curtailment and settlement expenses. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Income through either “contract drilling services” or “general and administrative”. See Note 11 for additional information.
(3)	Reclassifications for the Spin-Off of Paragon Offshore represent accumulated balances in AOCL that were transferred as part of the Spin-Off.

Note 15 — Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), which entered into an assignment agreement with British Petroleum plc (“BP”) for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and ExxonMobil informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against both BP and ExxonMobil. We do not believe BP had the right to terminate the assignment agreement and believe the rig was ready to operate under the drilling contract. The rig operated under farmout arrangements from March 2011 to the conclusion of the contract in the second quarter of 2012. We believe we are owed dayrate by either or both of these clients. The operating dayrate was approximately $538,000 per day for the work in Libya. The arbitration process is proceeding, and we intend to vigorously pursue these claims. As a result of the uncertainties noted above, we have not recognized any revenue during the assignment period and the matter could have a material positive effect on our results of operations or cash flows in the period the matter is resolved should the arbitration panel ultimately rule in our favor.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In November 2012, the U.S. Coast Guard in Alaska conducted an inspection of our drillship, the Noble Discoverer, and cited a number of deficiencies to be remediated, including issues relating to the main propulsion and safety management system. We initiated a comprehensive effort to address the deficiencies identified by the Coast Guard and worked with the agency to keep it apprised of our progress. We also conducted an internal investigation in conjunction with the Coast Guard inspection, and the Coast Guard conducted its own investigation. We reported certain potential violations of applicable law to the Coast Guard identified as a result of our internal investigation. These related to what we believe were certain unauthorized disposals of collected deck and sea water from the Noble Discoverer, collected, treated deck water from the Kulluk and potential record-keeping issues with the oil record books for the Noble Discoverer and Kulluk and other matters. The Coast Guard referred the Noble Discoverer and Kulluk matters to the U.S. Department of Justice (“DOJ”) for further investigation. We are cooperating with the DOJ in connection with their investigation, which relates to the items described above, hazardous condition allegations with respect to the Noble Discoverer and other matters. The DOJ is seeking criminal sanctions, including monetary penalties, against us, as well as some form of ongoing assurance of our operational compliance programs, and we are in settlement discussions with the DOJ. We believe it is probable that we will have to pay fines and penalties to resolve this matter and have reserved $12 million. We cannot provide any assurances regarding when the DOJ will conclude the investigation or what the final outcome will be.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2014, there were 42 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Illinois, Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Audit claims of approximately $73 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is R$79 million (approximately $32 million). We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $940 million at September 30, 2014.

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

Note 16 — Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. As of September 30, 2014, our contract drilling services segment conducts contract drilling operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and Australia.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We evaluate the performance of our operating segment based on revenues from external customers and segment profit. Summarized financial information of our reportable segment for continuing operations for the three and nine months ended September 30, 2014 and 2013 is shown in the following tables. The “Other” column includes results of labor contract drilling services in Alaska for 2013, as well as corporate related items for all periods. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. As a result, the summarized financial information for Noble-Cayman is substantially the same as Noble-UK.

	Three Months Ended September 30,
	2014			2013
	Contract Drilling Services	Other	Total	Contract Drilling Services	Other	Total

Revenues from external customers	$828,715	$81	$828,796	$640,487	$26	$640,513
Depreciation and amortization	156,213	5,033	161,246	125,855	3,988	129,843
Segment operating income/ (loss)	249,297	(5,664)	243,633	245,726	(6,478)	239,248
Interest expense, net of amount capitalized	(5)	(37,746)	(37,751)	(318)	(22,831)	(23,149)
Income tax (provision)/ benefit	(49,437)	8,655	(40,782)	(33,957)	105	(33,852)
Segment profit/ (loss)	202,324	(75,149)	127,175	284,883	(2,926)	281,957
Total assets (at end of period)	12,231,090	1,719,107	13,950,197	15,058,076	671,255	15,729,331

	Nine Months Ended September 30,
	2014			2013
	Contract Drilling Services	Other	Total	Contract Drilling Services	Other	Total

Revenues from external customers	$2,425,513	$2,251	$2,427,764	$1,796,054	$17,000	$1,813,054
Depreciation and amortization	446,425	13,881	460,306	359,405	10,997	370,402
Segment operating income/ (loss)	741,227	(13,421)	727,806	541,146	(6,488)	534,658
Interest expense, net of amount capitalized	(162)	(114,332)	(114,494)	(539)	(74,576)	(75,115)
Income tax (provision)/ benefit	(134,310)	23,685	(110,625)	(69,581)	(4,760)	(74,341)
Segment profit/ (loss)	775,479	(157,419)	618,060	665,250	(56,613)	608,637
Total assets (at end of period)	12,231,090	1,719,107	13,950,197	15,058,076	671,255	15,729,331

Note 17 — Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014. This standard was not early adopted in connection with the Spin-Off. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, which amends ASC Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern.” The amendments in this ASU provide guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 18 — Net Change in Other Assets and Liabilities

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows. Amounts for 2014 are shown net of Paragon Offshore, which was distributed to shareholders.

	Noble-UK		Noble-Cayman
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Accounts receivable	$(15,968)	$(92,073)	$(15,968)	$(92,073)
Other current assets	(65,075)	(50,738)	(71,784)	(49,791)
Other assets	(51,887)	(8,129)	(51,871)	(8,133)
Accounts payable	74,349	9,357	33,909	7,830
Other current liabilities	(23,882)	4,042	(4,294)	4,702
Other liabilities	35,219	35,231	51,346	35,227

	$(47,244)	$(102,310)	$(58,662)	$(102,238)

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 19 — Information about Noble-Cayman

Guarantees of Registered Securities

In May 2014, as part of the separation of Paragon Offshore, NHC assumed all of the obligations of Noble Drilling Corporation (“NDC”) under the Senior Notes due 2019, and NDC was released from all obligations under the Senior Notes due 2019. As such, we are removing NDC from the guarantor financial statements and NHC will no longer be combined with Noble Drilling Holding, LLC (“NDH”), as they are now issuers and guarantors on separate debt instruments. We have recast prior periods presented to conform to the guarantor structure as it exists at September 30, 2014.

Noble-Cayman or one or more subsidiaries of Noble-Cayman are a co-issuer, guarantor or otherwise obligated as of September 30, 2014 with respect to the following securities as follows:

Notes	Issuer (Co-Issuer(s))	Guarantor(s)
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman;
NDH
Noble Drilling Services 6 LLC (“NDS6”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$—	$358	$—	$—	$65,585	$—	$65,948
Accounts receivable	—	—	46,320	—	—	563,814	—	610,134
Taxes receivable	—	72,332	513	—	—	53,316	—	126,161
Short-term notes receivable from affiliates	124,418	—	1,077,965	—	333,966	171,925	(1,708,274)	—
Accounts receivable from affiliates	2,092,898	364,033	189,512	169,979	123,742	4,017,720	(6,957,884)	—
Prepaid expenses and other current assets	18,187	—	2,064	19	—	159,368	—	179,638

Total current assets	2,235,508	436,365	1,316,732	169,998	457,708	5,031,728	(8,666,158)	981,881

Property and equipment, at cost	—	—	2,519,562	—	—	12,746,644	—	15,266,206
Accumulated depreciation	—	—	(263,035)	—	—	(2,396,852)	—	(2,659,887)

Property and equipment, net	—	—	2,256,527	—	—	10,349,792	—	12,606,319

Notes receivable from affiliates	3,304,653	—	879,154	1,980,391	5,000	2,096,075	(8,265,273)	—
Investments in affiliates	5,129,070	1,282,802	3,426,000	8,378,227	5,672,872	—	(23,888,971)	—
Other assets	3,312	—	6,664	20,539	546	230,928	—	261,989

Total assets	$10,672,543	$1,719,167	$7,885,077	$10,549,155	$6,136,126	$17,708,523	$(40,820,402)	$13,850,189

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$371,720	$1,164,629	$(1,708,274)	$—
Accounts payable	3,202	—	6,639	—	—	225,982	—	235,823
Accrued payroll and related costs	2	—	8,525	—	—	85,858	—	94,385
Accounts payable to affiliates	543,326	62,561	3,421,407	53,516	18,833	2,858,241	(6,957,884)	—
Taxes payable	—	—	—	—	—	112,332	—	112,332
Other current liabilities	14,346	—	21,625	16,359	630	113,345	—	166,305

Total current liabilities	560,876	234,486	3,458,196	69,875	391,183	4,560,387	(8,666,158)	608,845

Long-term debt	991,652	—	—	3,543,734	201,695	—	—	4,737,081
Notes payable to affiliates	1,769,064	—	1,113,363	1,169,180	834,449	3,379,217	(8,265,273)	—
Deferred income taxes	—	—	—	—	—	165,750	—	165,750
Other liabilities	25,471	—	30,045	—	—	234,121	—	289,637

Total liabilities	3,347,063	234,486	4,601,604	4,782,789	1,427,327	8,339,475	(16,931,431)	5,801,313

Commitments and contingencies

Total shareholder equity	7,325,480	1,484,681	3,283,473	5,766,366	4,708,799	8,231,247	(23,474,566)	7,325,480
Noncontrolling interests	—	—	—	—	—	1,137,801	(414,405)	723,396

Total equity	7,325,480	1,484,681	3,283,473	5,766,366	4,708,799	9,369,048	(23,888,971)	8,048,876

Total liabilities and equity	$10,672,543	$1,719,167	$7,885,077	$10,549,155	$6,136,126	$17,708,523	$(40,820,402)	$13,850,189

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$—	$402	$4	$—	$109,975	$—	$110,382
Accounts receivable	—	—	34,038	—	—	915,031	—	949,069
Taxes receivable	—	52,307	—	—	—	87,722	—	140,029
Short-term notes receivable from affiliates	—	—	1,456,245	139,195	19,500	52,611	(1,667,551)	—
Accounts receivable from affiliates	1,244,019	—	108,208	210,868	27,537	6,010,430	(7,601,062)	—
Prepaid expenses and other current assets	—	—	6,336	—	—	178,012	—	184,348

Total current assets	1,244,020	52,307	1,605,229	350,067	47,037	7,353,781	(9,268,613)	1,383,828

Property and equipment, at cost	—	—	2,340,216	—	—	16,820,134	—	19,160,350
Accumulated depreciation	—	—	(310,171)	—	—	(4,321,507)	—	(4,631,678)

Property and equipment, net	—	—	2,030,045	—	—	12,498,627	—	14,528,672

Notes receivable from affiliates	3,304,753	—	124,216	2,367,555	5,000	1,390,500	(7,192,024)	—
Investments in affiliates	8,601,712	2,907,379	6,595,591	9,456,735	5,440,004	—	(33,001,421)	—
Other assets	6,256	—	6,332	22,681	639	233,106	—	269,014

Total assets	$13,156,741	$2,959,686	$10,361,413	$12,197,038	$5,492,680	$21,476,014	$(49,462,058)	$16,181,514

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$52,611	$139,195	$—	$750,000	$725,745	$(1,667,551)	$—
Accounts payable	—	—	5,310	—	—	340,600	—	345,910
Accrued payroll and related costs	—	—	8,582	—	—	134,764	—	143,346
Accounts payable to affiliates	1,104,410	653,049	4,032,776	216,866	21,173	1,572,788	(7,601,062)	—
Taxes payable	—	—	827	—	—	119,761	—	120,588
Other current liabilities	412	—	22,106	62,431	4,412	210,811	—	300,172

Total current liabilities	1,104,822	705,660	4,208,796	279,297	775,585	3,104,469	(9,268,613)	910,016

Long-term debt	1,561,141	—	—	3,793,414	201,696	—	—	5,556,251
Notes payable to affiliates	2,042,808	—	534,683	975,000	260,216	3,379,317	(7,192,024)	—
Deferred income taxes	—	—	—	—	—	225,455	—	225,455
Other liabilities	19,931	—	24,502	—	—	289,875	—	334,308

Total liabilities	4,728,702	705,660	4,767,981	5,047,711	1,237,497	6,999,116	(16,460,637)	7,026,030

Commitments and contingencies

Total shareholder equity	8,428,039	2,254,026	5,593,432	7,149,327	4,255,183	13,238,656	(32,490,624)	8,428,039
Noncontrolling interests	—	—	—	—	—	1,238,242	(510,797)	727,445

Total equity	8,428,039	2,254,026	5,593,432	7,149,327	4,255,183	14,476,898	(33,001,421)	9,155,484

Total liabilities and equity	$13,156,741	$2,959,686	$10,361,413	$12,197,038	$5,492,680	$21,476,014	$(49,462,058)	$16,181,514

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$81,834	$—	$—	$866,699	$(138,333)	$810,200
Reimbursables	—	—	1,495	—	—	17,100	—	18,595
Other	—	—	—	—	—	1	—	1

Total operating revenues	—	—	83,329	—	—	883,800	(138,333)	828,796

Operating costs and expenses
Contract drilling services	3,571	9,239	27,593	25,489	—	456,352	(138,333)	383,911
Reimbursables	—	—	1,112	—	—	12,529	—	13,641
Depreciation and amortization	—	—	16,922	—	—	143,333	—	160,255
General and administrative	397	2,348	—	6,530	—	3,782	—	13,057

Total operating costs and expenses	3,968	11,587	45,627	32,019	—	615,996	(138,333)	570,864

Operating income (loss)	(3,968)	(11,587)	37,702	(32,019)	—	267,804	—	257,932

Other income (expense)
Income (loss) of unconsolidated affiliates	(2,716,832)	(20,299)	(130,556)	283,190	182,350	—	2,402,147	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	10,413	(3,921)	(10,045)	2,021	124	—	1,408	—

Total income (loss) of unconsolidated affiliates	(2,706,419)	(24,220)	(140,601)	285,211	182,474	—	2,403,555	—
Interest expense, net of amounts capitalized	(22,352)	(1,042)	(8,729)	(40,423)	(10,573)	(3,109,995)	3,155,363	(37,751)
Interest income and other, net	2,905,973	—	208,241	21,240	1,249	22,445	(3,155,363)	3,785

Income from continuing operations before income taxes	173,234	(36,849)	96,613	234,009	173,150	(2,819,746)	2,403,555	223,966
Income tax provision	—	(11,352)	(766)	—	—	(28,556)	—	(40,674)

Net income from continuing operations	173,234	(48,201)	95,847	234,009	173,150	(2,848,302)	2,403,555	183,292
Net income from discontinued operations, net of tax	—	—	—	—	—	10,413	—	10,413

Net Income	173,234	(48,201)	95,847	234,009	173,150	(2,837,889)	2,403,555	193,705
Net income attributable to noncontrolling interests	—	—	—	—	—	(31,612)	11,141	(20,471)

Net income attributable to Noble Corporation	173,234	(48,201)	95,847	234,009	173,150	(2,869,501)	2,414,696	173,234

Other comprehensive loss, net	(8,982)	—	—	—	—	(8,982)	8,982	(8,982)
Spin-Off of Paragon Offshore	34,478	—	—	—	—	34,478	(34,478)	34,478

Comprehensive income attributable to Noble Corporation	$198,730	$(48,201)	$95,847	$234,009	$173,150	$(2,844,005)	$2,389,200	$198,730

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$244,451	$—	$—	$2,328,611	$(212,857)	$2,360,205
Reimbursables	—	—	4,748	—	—	62,810	—	67,558
Other	—	—	—	—	—	1	—	1

Total operating revenues	—	—	249,199	—	—	2,391,422	(212,857)	2,427,764

Operating costs and expenses
Contract drilling services	16,257	29,725	88,683	86,819	—	1,089,067	(212,857)	1,097,694
Reimbursables	—	—	3,605	—	—	49,272	—	52,877
Depreciation and amortization	—	—	47,267	—	—	410,833	—	458,100
General and administrative	1,304	7,351	—	21,754	1	6,068	—	36,478

Total operating costs and expenses	17,561	37,076	139,555	108,573	1	1,555,240	(212,857)	1,645,149

Operating income (loss)	(17,561)	(37,076)	109,644	(108,573)	(1)	836,182	—	782,615

Other income (expense)
Income (loss) of unconsolidated affiliates	(2,325,832)	90,411	(9,789)	703,700	466,521	—	1,074,989	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	225,022	49,146	94,515	183,347	6,249	—	(558,279)	—

Total income (loss) of unconsolidated affiliates	(2,100,810)	139,557	84,726	887,047	472,770	—	516,710	—
Interest expense, net of amounts capitalized	(70,702)	(2,005)	(21,703)	(126,914)	(26,477)	(3,134,741)	3,268,048	(114,494)
Interest income and other, net	2,912,861	—	234,990	68,208	1,879	51,252	(3,268,048)	1,142

Income from continuing operations before income taxes	723,788	100,476	407,657	719,768	448,171	(2,247,307)	516,710	669,263
Income tax provision	—	(49,945)	(2,972)	—	(1,547)	(55,743)	—	(110,207)

Net income from continuing operations	723,788	50,531	404,685	719,768	446,624	(2,303,050)	516,710	559,056
Net income from discontinued operations, net of tax	—	(18,655)	6,634	—	—	237,043	—	225,022

Net Income	723,788	31,876	411,319	719,768	446,624	(2,066,007)	516,710	784,078
Net income attributable to noncontrolling interests	—	—	—	—	—	(95,253)	34,963	(60,290)

Net income attributable to Noble Corporation	723,788	31,876	411,319	719,768	446,624	(2,161,260)	551,673	723,788

Other comprehensive income, net	1,918	—	—	—	—	1,918	(1,918)	1,918
Spin-Off of Paragon Offshore	34,478	—	—	—	—	34,478	(34,478)	34,478

Comprehensive income attributable to Noble Corporation	$760,184	$31,876	$411,319	$719,768	$446,624	$(2,124,864)	$515,277	$760,184

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2013

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$49,887	$—	$—	$596,343	$(23,060)	$623,170
Reimbursables	—	—	1,662	—	—	15,656	—	17,318
Labor contract drilling services	—	—	—	—	—	27	—	27

Total operating revenues	—	—	51,549	—	—	612,026	(23,060)	640,515

Operating costs and expenses
Contract drilling services	1,623	6,091	16,300	27,802	—	254,951	(23,060)	283,707
Reimbursables	—	—	1,437	—	—	13,375	—	14,812
Labor contract drilling services	—	—	—	—	—	2,084	—	2,084
Depreciation and amortization	—	—	11,009	—	—	118,300	—	129,309
General and administrative	252	831	—	2,672	—	3,496	—	7,251
General and administrative	—	—	—	—	—	3,585	—	3,585
Gain on disposal of assets, net	—	—	—	—	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	(45,000)	—	—	—	—	14,382	—	(30,618)

Total operating costs and expenses	(43,125)	6,922	28,746	30,474	—	374,527	(23,060)	374,484

Operating income (loss)	43,125	(6,922)	22,803	(30,474)	—	237,499	—	266,031

Other income (expense)
Income (loss) of unconsolidated affiliates	181,946	34,079	55,577	197,443	(1,405,910)	—	936,865	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	119,102	7,752	92,278	132,659	24,500	—	(376,291)	—

Total income (loss) of unconsolidated affiliates	301,048	41,831	147,855	330,102	(1,381,410)	—	560,574	—
Interest expense, net of amounts capitalized	(34,941)	(232)	(5,372)	(32,646)	(14,998)	(1,548,978)	1,614,018	(23,149)
Interest income and other, net	1,664	—	20,354	44,809	1,524,744	23,327	(1,614,018)	880

Income from continuing operations before income taxes	310,896	34,677	185,640	311,791	128,336	(1,288,152)	560,574	243,762
Income tax provision	—	(43,401)	(131)	—	—	10,024	—	(33,508)

Net income from continuing operations	310,896	(8,724)	185,509	311,791	128,336	(1,278,128)	560,574	210,254
Net income from discontinued operations, net of tax	(42)	(7,669)	10,873	(1,537)	—	117,477	—	119,102

Net Income	310,854	(16,393)	196,382	310,254	128,336	(1,160,651)	560,574	329,356
Net income attributable to noncontrolling interests	—	—	—	—	—	(34,004)	15,502	(18,502)

Net income attributable to Noble Corporation	310,854	(16,393)	196,382	310,254	128,336	(1,194,655)	576,076	310,854

Other comprehensive income, net	5,846	—	—	—	—	5,846	(5,846)	5,846

Comprehensive income attributable to Noble Corporation	$316,700	$(16,393)	$196,382	$310,254	$128,336	$(1,188,809)	$570,230	$316,700

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2013

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$154,486	$—	$—	$1,662,572	$(66,431)	$1,750,627
Reimbursables	—	—	4,493	—	—	40,923	—	45,416
Labor contract drilling services	—	—	—	—	—	17,000	—	17,000
Other	—	—	—	—	—	11	—	11

Total operating revenues	—	—	158,979	—	—	1,720,506	(66,431)	1,813,054

Operating costs and expenses
Contract drilling services	3,351	16,272	36,956	72,830	—	768,087	(66,431)	831,065
Reimbursables	—	—	3,832	—	—	32,854	—	36,686
Labor contract drilling services	—	—	—	—	—	10,966	—	10,966
Depreciation and amortization	—	—	32,260	—	—	336,845	—	369,105
General and administrative	1,544	4,845	—	20,788	1	10,504	—	37,682
Loss on impairment	—	—	—	—	—	3,585	—	3,585
Gain on disposal of assets, net	—	—	—	—	—	(35,646)	—	(35,646)
Gain on contract settlements/extinguishments, net	(45,000)	—	—	—	—	14,382	—	(30,618)

Total operating costs and expenses	(40,105)	21,117	73,048	93,618	1	1,141,577	(66,431)	1,222,825

Operating income (loss)	40,105	(21,117)	85,931	(93,618)	(1)	578,929	—	590,229

Other income (expense)
Income (loss) of unconsolidated affiliates	452,436	40,210	95,697	444,206	(1,245,962)	—	213,413	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	284,506	17,642	238,552	352,011	68,005	—	(960,716)	—

Total income (loss) of unconsolidated affiliates	736,942	57,852	334,249	796,217	(1,177,957)	—	(747,303)	—
Interest expense, net of amounts capitalized	(105,720)	(849)	(17,755)	(99,911)	(38,388)	(1,595,902)	1,783,410	(75,115)
Interest income and other, net	4,941	—	42,205	129,601	1,537,410	71,080	(1,783,410)	1,827

Income from continuing operations before income taxes	676,268	35,886	444,630	732,289	321,064	(945,893)	(747,303)	516,941
Income tax provision	—	(19,723)	(1,219)	—	—	(51,625)	—	(72,567)

Net income from continuing operations	676,268	16,163	443,411	732,289	321,064	(997,518)	(747,303)	444,374
Net income from discontinued operations, net of tax	(249)	(20,558)	25,250	(6,358)	—	286,421	—	284,506

Net Income	676,019	(4,395)	468,661	725,931	321,064	(711,097)	(747,303)	728,880
Net income attributable to noncontrolling interests	—	—	—	—	—	(88,725)	35,864	(52,861)

Net income attributable to Noble Corporation	676,019	(4,395)	468,661	725,931	321,064	(799,822)	(711,439)	676,019

Other comprehensive income, net	4,866	—	—	—	—	4,866	(4,866)	4,866

Comprehensive income attributable to Noble Corporation	$680,885	$(4,395)	$468,661	$725,931	$321,064	$(794,956)	$(716,305)	$680,885

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities

Net cash from operating activities	$2,858,748	$(127,706)	$370,512	$(211,228)	$(29,835)	$(1,390,805)	$—	$1,469,686

Cash flows from investing activities
New construction and capital expenditures	—	—	(1,245,121)	—	—	(554,706)	—	(1,799,827)
Notes receivable from affiliates	50	—	—	273,744	—	—	(273,794)	—

Net cash from investing activities	50	—	(1,245,121)	273,744	—	(554,706)	(273,794)	(1,799,827)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(569,489)	—	—	—	—	—	—	(569,489)
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Long-term borrowings of Paragon Offshore	—	—	—	—	—	1,726,750	—	1,726,750
Financing costs on long-term borrowings of Paragon Offshore	—	—	—	—	—	(30,876)	—	(30,876)
Cash balances of Paragon Offshore in Spin-Off	—	—	—	—	—	(104,152)	—	(104,152)
Dividends paid to noncontrolling interests	—	—	—	—	—	(64,339)	—	(64,339)
Financing costs on credit facilities	(386)	—	—	—	—	—	—	(386)
Distributions to parent company, net	(421,801)	—	—	—	—	—	—	(421,801)
Advances (to) from affiliates	(1,593,374)	127,706	874,565	187,480	29,835	373,788	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	(50)	273,794	—

Net cash from financing activities	(2,858,794)	127,706	874,565	(62,520)	29,835	1,901,121	273,794	285,707

Net change in cash and cash equivalents	4	—	(44)	(4)	—	(44,390)	—	(44,434)
Cash and cash equivalents, beginning of period	1	—	402	4	—	109,975	—	110,382

Cash and cash equivalents, end of period	$5	$—	$358	$—	$—	$65,585	$—	$65,948

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities

Net cash from operating activities	$(79,174)	$(107,694)	$154,038	$(113,088)	$1,495,330	$(136,468)	$—	$1,212,944

Cash flows from investing activities
New construction and capital expenditures	—	—	(1,070,669)	—	—	(720,218)	—	(1,790,887)
Proceeds from disposal of assets	—	—	—	—	—	61,000	—	61,000
Notes receivable from affiliates	—	—	—	—	—	294,798	(294,798)	—

Net cash from investing activities	—	—	(1,070,669)	—	—	(364,420)	(294,798)	(1,729,887)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	973,055	—	—	—	—	—	—	973,055
Repayment of long-term debt	(300,000)	—	—	—	—	—	—	(300,000)
Dividends paid to noncontrolling interest	—	—	—	—	—	(69,728)	—	(69,728)
Financing costs on credit facilities	(2,432)	—	—	—	—	—	—	(2,432)
Distributions to parent company, net	(187,610)	—	—	—	—	—	—	(187,610)
Advances (to) from affiliates	(110,039)	107,694	915,850	113,094	(1,495,330)	468,731	—	—
Notes payable to affiliates	(294,798)	—	—	—	—	—	294,798	—

Net cash from financing activities	78,176	107,694	915,850	113,094	(1,495,330)	399,003	294,798	413,285

Net change in cash and cash equivalents	(998)	—	(781)	6	—	(101,885)	—	(103,658)
Cash and cash equivalents, beginning of period	1,003	—	904	2	—	275,466	—	277,375

Cash and cash equivalents, end of period	$5	$—	$123	$8	$—	$173,581	$—	$173,717

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2014, and our results of operations for the three and nine months ended September 30, 2014 and 2013. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

As a result of the spin-off of Paragon Offshore plc, a public limited company incorporated under the laws of England and Wales (“Paragon Offshore”), on August 1, 2014, the operations of Paragon Offshore are reported as discontinued operations in this report. The terms “earnings” and “loss” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to income/(loss) from continuing operations. Income/(loss) from continuing operations is representative of the Company’s current business operations and focus.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding contract backlog, fleet status, our financial position, business strategy, timing or results of acquisitions or dispositions, repayment of debt, formation of a master limited partnership, special meeting of shareholders, timing or number of share repurchases, borrowings under our credit facilities or other instruments, sources of funds, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, market conditions, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Paragon Offshore plc Spin-Off Transaction

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-Off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-Off, we disposed of most of our standard specification drilling units and related assets, liabilities and business and received approximately $1.7 billion in cash as settlement of intercompany notes. The results of operations for Paragon Offshore have been classified as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. For additional information, see Note 2 to the consolidated financial statements included in this report.

Executive Overview

We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our fleet of 35 mobile offshore drilling units located worldwide. Our fleet consists of 15 jackups, 11 semisubmersibles and nine drillships. At September 30, 2014, we had two high-specification, harsh environment jackups under construction.

At September 30, 2014, our fleet was located in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for offshore drillers during the first nine months of 2014 has been challenging. The price of oil, a key factor in determining customer activity levels, began to decline during the third quarter. In addition, throughout 2014, there has been a significant decrease in contracting activity, particularly for ultra-deepwater and deepwater rigs, as operators reconsider their capital expenditure plans. Supply of offshore drilling rigs, from newbuilds and rigs completing current contracts, are expected to increase while demand for these same rigs is anticipated to remain flat or potentially decrease further. This environment has resulted in a reduction in dayrates for contract renewals. While we believe the short-term outlook will present challenges, we continue to have confidence in the long-term fundamentals for the industry, especially those contractors with preferred technologically advanced high-specification rigs. These fundamental factors include new discoveries, geographic expansion of offshore drilling activities, especially in harsh-environments and deepwater, a growing backlog of multi-year field development programs and greater access by our customers to promising offshore regions. This is evidenced by recent frontier discoveries, continued pre-salt success in Brazil and West Africa, and the progress of energy reform legislation in Mexico.

Consistent with our policy, we evaluate property and equipment and goodwill for impairment on an interim basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In connection with the Spin-Off of Paragon Offshore, we performed interim impairment tests, which did not result in an impairment. However, sustained declines in the offshore drilling market, or a lack of recovery in market conditions, to the extent actual results do not meet our estimated assumptions, may lead to potential impairment losses in the future.

In October 2014, we announced that our Board of Directors has authorized the development of a master limited partnership (“MLP”). The MLP would be comprised of interests in select drilling rigs from our existing fleet. We expect to file a registration statement with the SEC relating to the common units of the MLP during the second quarter of 2015. The anticipated offering would be subject to the final approval of our Board of Directors and market conditions. There can be no assurance as to the timing or consummation of any MLP transaction.

In October 2014, we announced that we will seek approval from our shareholders during the fourth quarter of 2014 to increase our authority to repurchase up to 37,000,000 ordinary shares, or approximately 15 percent of our outstanding ordinary shares. This authorization would be in addition to the existing share repurchase authorization, under which approximately 4.8 million shares remained available for purchase as of September 30, 2014. Any repurchases are expected to be funded using cash on hand, cash from operations or short-term borrowings under our credit facilities. There can be no assurance as to the timing or amount of any such repurchases. The authority to make such repurchases would expire on the later of 16 months after shareholder approval is obtained or the end of the Company’s 2016 annual general meeting of shareholders, at which time we could seek shareholder approval of any further repurchases.

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

Our business strategy has also focused on reshaping our fleet to emphasize our deepwater and high-specification jackup capabilities and the deployment of our drilling assets in important oil and gas producing areas throughout the world.

We have actively expanded our offshore deepwater drilling and high-specification jackup capabilities in recent years through the construction and acquisition of rigs. As part of this technical and operational expansion, we plan to continue to evaluate opportunities to enhance our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and the ability to complete the increasingly more complex programs required by our customers. During the first nine months of 2014, we continued to execute our newbuild program, completing the following milestones:

•	we commenced operations in the first quarter of 2014 on the Noble Houston Colbert, a high-specification, harsh environment jackup, under a 22-month contract in Argentina;

•	we commenced operations in the second quarter of 2014 on the Noble Regina Allen, a high-specification, harsh environment jackup, under an 18-month contract in the North Sea;

•	we commenced operations in the third quarter of 2014 on the Noble Sam Croft, a dynamically positioned, ultra-deepwater, harsh environment drillship, under a three-year contract in the U.S. Gulf of Mexico;

•	we commenced operations in the third quarter of 2014 on the Noble Sam Turner, a high-specification, harsh environment jackup, under a two-year contract in the North Sea;

•	we completed construction of the Noble Tom Prosser, a high-specification, harsh environment jackup, which was delivered from the shipyard during the second quarter of 2014. This unit is currently undergoing final commissioning and crew familiarization, and is scheduled to complete acceptance testing and begin operations under an 18-month contract in Australia in the first quarter of 2015;

•	we completed construction of the Noble Tom Madden, a dynamically positioned, ultra-deepwater, harsh environment drillship, which was delivered from the shipyard during the third quarter of 2014 and is scheduled to complete acceptance testing and begin operations under a three-year contract the U.S. Gulf of Mexico in the fourth quarter of 2014;

•	we continued construction of the Noble Sam Hartley, a high-specification, harsh environment jackup, which is scheduled to be completed in the fourth quarter of 2014. The rig will undergo rig modifications before exiting the shipyard, which is currently anticipated to be in the second quarter of 2015; and

•	we continued construction of the Noble Lloyd Noble, (formerly CJ70-Mariner), a high-specification, harsh environment jackup.

While we cannot predict the future level of demand or dayrates for our drilling services or future conditions in the offshore contract drilling industry, we continue to believe we are well positioned within the industry and that our newbuild activity will further strengthen our position.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of September 30, 2014, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2014 (1)	2015	2016	2017	2018-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (5)	$8,625	$616	$2,392	$1,755	$1,119	$2,743
Jackups	1,944	175	695	409	228	437

Total (3)	$10,569	$791	$3,087	$2,164	$1,347	$3,180

Percent of Available Days Committed (4)
Semisubmersibles/Drillships		74%	69%	48%	29%	13%
Jackups		86%	77%	31%	12%	3%

Total		79%	72%	41%	22%	9%

(1)	Represents a three-month period beginning October 1, 2014.
(2)	Our drilling contract with Petróleo Brasileiro S.A. (“Petrobras”) provides an opportunity for us to earn performance bonuses based on reaching targets for downtime experienced for our rig operating offshore Brazil. Our backlog includes an amount equal to 50 percent of potential performance bonuses for this rig, or $10 million.

The drilling contracts with Royal Dutch Shell, PLC (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Jim Thompson, Noble Clyde Boudreaux, Noble Don Taylor and the Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contracts. Our backlog includes an amount equal to 25 percent of potential performance bonuses for these rigs, or $150 million.

(3)	Some of our drilling contracts provide the customer with certain early termination rights; however, we have not received any notification of contract cancellations as of September 30, 2014.
(4)	Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul, repairs or maintenance. Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2014 through 2016.
(5)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2014, the combined amount of backlog for these rigs totals approximately $1.8 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs totals $880 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of September 30, 2014, our contract drilling services backlog did not include any letters of intent.

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

As of September 30, 2014, we estimate Shell and Freeport-McMoRan Copper & Gold represented approximately 61 percent and 12 percent of our backlog, respectively.

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

Net income from continuing operations attributable to Noble-UK for the three months ended September 30, 2014 (the “Current Quarter”) was $147 million, or $0.57 per diluted share, on operating revenues of $829 million, compared to net income from continuing operations for the three months ended September 30, 2013 (the “Comparable Quarter”) of $165 million, or $0.64 per diluted share, on operating revenues of $641 million.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2014 and 2013, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended September 30, 2014 and 2013 was $14 million and $27 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	2014	2013	% Change	2014	2013	% Change

Jackups	91%	98%	951	723	32%	$182,128	$138,392	32%
Semisubmersibles	67%	82%	674	828	-19%	435,782	403,114	8%
Drillships	100%	100%	712	426	67%	482,053	444,445	8%
Other	N/A	0%	N/A	—	N/A	N/A	—	N/A

Total	85%	84%	2,337	1,977	18%	$346,699	$315,257	10%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Operating revenues:
Contract drilling services	$810,200	$623,168	$187,032	30%
Reimbursables (1)	18,514	17,319	1,195	7%
Other	1	—	1	**

	$828,715	$640,487	$188,228	29%

Operating costs and expenses:
Contract drilling services	$385,674	$283,429	$102,245	36%
Reimbursables (1)	12,979	14,812	(1,833)	-12%
Depreciation and amortization	156,213	125,855	30,358	24%
General and administrative	24,552	33,344	(8,792)	-26%
Loss on impairment	—	3,585	(3,585)	**
Gain on disposal of assets, net	—	(35,646)	35,646	**
Gain on contract settlements/extinguishments, net	—	(30,618)	30,618	**

	579,418	394,761	184,657	47%

Operating income	$249,297	$245,726	$3,571	1%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by an increase in both average dayrates and operating days. The 18 percent increase in operating days increased revenues by $114 million, while the 10 percent increase in average dayrates increased revenues by approximately $73 million.

The increase in contract drilling services revenues relates to our drillships and jackups, which generated approximately $154 million and $73 million more revenue, respectively, in the Current Quarter. These amounts were offset by decreased revenues for our semisubmersibles, which declined $40 million from the Comparable Quarter.

The increase in drillship revenues was driven by a 67 percent increase in operating days and an 8 percent increase in average dayrates, resulting in a $127 million and a $27 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the Noble Don Taylor, Noble Globetrotter II, Noble Bob Douglas and Noble Sam Croft, which commenced their contracts in August 2013, September 2013, December 2013 and July 2014, respectively.

The 32 percent increase in jackup average dayrates resulted in a $42 million increase in revenues, and the 32 percent increase in jackup operating days resulted in a $31 million increase in revenues from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the commencements of the following newbuilds: Noble Mick O’Brien, Noble Regina Allen, Noble Houston Colbert and Noble Sam Turner in November 2013, January 2014, March 2014 and August 2014, respectively. Additionally, the Noble Roger Lewis was fully operational during the Current Quarter after being in the shipyard for a portion of the Comparable Quarter. This was partially offset by the Noble David Tinsley, which was off contract during the Current Quarter but experienced full utilization during the Comparable Quarter.

The 8 percent increase in average dayrates on our semisubmersibles resulted in a $22 million increase in revenues from the Comparable Quarter. The increase in average dayrates is due to favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Paul Romano returning to work during the Current Quarter. The 19 percent decline in operating days resulted in a $62 million decrease in revenues driven by the Noble Paul Wolff, the Noble Max Smith and the Noble Danny Adkins, which completed their respective contracts during the Current Quarter but experienced full utilization during the Comparable Quarter, and the Noble Amos Runner which was in the shipyard undergoing regulatory inspections and maintenance during the Current Quarter but operated during the Comparable Quarter.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $102 million for the Current Quarter as compared to the Comparable Quarter. A significant portion of the increase was due to the crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $92 million in expense in the Current Quarter. The remaining change was primarily driven by a $12 million increase in mobilization expenses due to certain rig moves and the demobilization of certain rigs and a $5 million increase in repair and maintenance expense. These increases were partially offset by a $7 million decrease in operations support and other rig-related expenses.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the newbuilds noted above.

Loss on impairment during the Comparable Quarter was related to our two cold stacked submersible rigs. These rigs were subsequently sold to an unrelated third party in January 2014.

Gain on disposal of assets during the Comparable Quarter was attributable to the sale of the Noble Lewis Dugger to an unrelated third party in Mexico.

Gain on contract settlements/extinguishments during the Comparable Quarter was attributable to the $45 million settlement of all claims against the former shareholders of FDR Holdings, Ltd., which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement. A portion of the settlement, totaling approximately $14 million, was allocated to discontinued operations as it related to certain standard specification rigs.

Other

The following table sets forth the operating results from continuing operations for our other services for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Operating revenues:
Labor contract drilling services	$—	$26	$(26)	-100%
Reimbursables (1)	81	—	81	**

	$81	$26	$55	212%

Operating costs and expenses:
Labor contract drilling services	$—	$2,084	$(2,084)	-100%
Reimbursables (1)	662	—	662	**
Depreciation and amortization	5,033	3,988	1,045	26%
General and administrative	50	432	(382)	-88%

	5,745	6,504	(759)	-12%

Operating (loss)/income	$(5,664)	$(6,478)	$814	-13%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The decrease in both revenues and expenses relates to the cancellation of a project with our customer, Shell, for one of its rigs that was operating under a labor contract in Alaska.

Other Income and Expenses

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $15 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of a reduction in capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the completion of construction on four of our newbuild drillships and four of our newbuild jackups. During the Current Quarter, we capitalized approximately 23 percent of total interest charges versus approximately 57 percent during the Comparable Quarter.

Income Tax Provision. Our income tax provision increased $7 million in the Current Quarter driven by a higher worldwide effective tax rate. The 26 percent increase in the worldwide effective tax rate generated an $8 million increase in income tax expense. This was partially offset by a 4 percent decrease in pre-tax earnings during the Current Quarter, which decreased income tax expense by $1 million. The increase in the worldwide effective tax rate was the result of a change in the geographic mix of pre-tax earnings and the effect of the new UK tax law, which became effective retroactively to April 1, 2014.

Discontinued Operations. Net loss from discontinued operations for the Current Quarter was $20 million as compared to net income of $117 million for the Comparable Quarter. Revenues reported within discontinued operations were $142 million during the Current Quarter as compared to $438 million for the Comparable Quarter. Operating income included within discontinued operations was $1 million during the Current Quarter and $139 million for the Comparable Quarter. These changes are the result of three months of operations in the Comparable Quarter versus one month of operations in the Current Quarter, coupled with a $29 million increase in one-time Spin-Off costs during the Current Quarter.

For the Nine Months Ended September 30, 2014 and 2013

Net income from continuing operations attributable to Noble-UK for the nine months ended September 30, 2014 (the “Current Period”) was $443 million, or $1.71 per diluted share, on operating revenues of $2.4 billion, compared to net income for the nine months ended September 30, 2013 (the “Comparable Period”) of $335 million, or $1.30 per diluted share, on operating revenues of $1.8 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2014 and 2013, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the nine months ended September 30, 2014 and 2013 was $55 million and $56 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	2014	2013	% Change	2014	2013	% Change

Jackups	92%	99%	2,691	2,352	14%	$174,718	$142,779	22%
Semisubmersibles	74%	85%	2,230	2,556	-13%	425,645	369,836	15%
Drillships	100%	100%	1,979	1,150	72%	475,459	408,109	17%
Other	0%	0%	—	—	0%	—	—	0%

Total	87%	86%	6,900	6,058	14%	$342,059	$288,968	18%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Operating revenues:
Contract drilling services	$2,360,205	$1,750,627	$609,578	35%
Reimbursables (1)	65,307	45,416	19,891	44%
Other	1	11	(10)	**

	$2,425,513	$1,796,054	$629,459	35%

Operating costs and expenses:
Contract drilling services	$1,109,456	$836,825	$272,631	33%
Reimbursables (1)	51,579	36,684	14,895	41%
Depreciation and amortization	446,425	359,405	87,020	24%
General and administrative	76,826	84,673	(7,847)	-9%
Loss on impairment	—	3,585	(3,585)	**
Gain on disposal of assets, net	—	(35,646)	35,646	**
Gain on contract settlements/extinguishments, net	—	(30,618)	30,618	**

	1,684,286	1,254,908	429,378	34%

Operating income	$741,227	$541,146	$200,081	37%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by increases in both average dayrates and operating days. The 18 percent increase in average dayrates increased revenues by approximately $367 million, while the 14 percent increase in operating days increased revenues by $243 million.

The change in contract drilling services revenues relates to our drillships, jackups and semisubmersibles, which generated approximately $472 million, $134 million and $4 million more revenue, respectively, in the Current Period.

The increase in drillship revenues was driven by a 72 percent increase in operating days and a 17 percent increase in average dayrates, resulting in a $339 million and a $133 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the Noble Don Taylor, Noble Globetrotter II, Noble Bob Douglas and Noble Sam Croft, which commenced their contracts in August 2013, September 2013, December 2013 and July 2014, respectively.

The 22 percent increase in jackup average dayrates resulted in an $86 million increase in revenues from the Comparable Period, while the 14 percent increase in operating days resulted in a $48 million increase in revenues. The increase in average dayrates and operating days resulted from the contract commencements of the Noble Mick O’Brien, Noble Regina Allen, Noble Houston Colbert and Noble Sam Turner in November 2013, January 2014, March 2014, and August 2014, respectively. This was partially offset by the Noble David Tinsley, which was off contract for a portion of the Current Period but experienced full utilization during the Comparable Period and increased downtime on the Noble Scott Marks during the Current Period. Additionally, the Noble Lewis Dugger, which was sold in July 2013, was utilized during a portion of the Comparable Period.

The 15 percent increase in average dayrates on our semisubmersibles resulted in a $125 million increase in revenues from the Comparable Period. The increase in average dayrates is due to favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Paul Romano returning to work during the Current Period. The 13 percent decline in operating days resulted in a $121 million decrease in revenues driven by the Noble Paul Wolff and Noble Homer Ferrington, which completed their respective contracts during the Current Period but experienced full utilization during the Comparable Period, and the Noble Amos Runner which was in the shipyard undergoing regulatory inspections and maintenance during the Current Period but operated during the Comparable Period.

Operating Costs and Expenses. Contract drilling services operating costs and expenses increased $273 million for the Current Period as compared to the Comparable Period. A significant portion of the increase was due to the crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $234 million in expenses during the Current Period. The remaining change was primarily driven by a $25 million increase in mobilization expense due to certain rig moves and the demobilization of certain rigs, an $8 million increase in operations support and rig-related expenses and a $6 million increase in labor, the majority of which is due to rigs returning to work during the Current Period.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to assets placed in service, including the newbuilds discussed above.

Loss on impairment during the Comparable Period was related to our two cold stacked submersible rigs. These rigs were subsequently sold to an unrelated third party in January 2014.

Gain on disposal of assets during the Comparable Period was attributable to the sale of the Noble Lewis Dugger to an unrelated third party in Mexico.

Gain on contract settlements/extinguishments during the Comparable Period was attributable to the $45 million settlement of all claims against the former shareholders of FDR Holdings, Ltd., which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement. A portion of the settlement, totaling approximately $14 million, was allocated to discontinued operations as it related to certain standard specification rigs.

Other

The following table sets forth the operating results from continuing operations for our other services for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Operating revenues:
Labor contract drilling services	$—	$17,000	$(17,000)	-100%
Reimbursables (1)	2,251	—	2,251	**

	$2,251	$17,000	$(14,749)	-87%

Operating costs and expenses:
Labor contract drilling services	$—	$10,966	$(10,966)	-100%
Reimbursables (1)	1,298	2	1,296	**
Depreciation and amortization	13,881	10,997	2,884	26%
General and administrative	493	1,523	(1,030)	-68%

	15,672	23,488	(7,816)	-33%

Operating income	$(13,421)	$(6,488)	$(6,933)	107%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**	Not a meaningful percentage.

Operating Revenues and Costs and Expenses. The change in both revenues and expenses relates to the cancellation of a project with our customer, Shell, for one of its rigs operating under a labor contract in Alaska during 2013.

Other Income and Expenses

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $39 million in the Current Period as compared to the Comparable Period. The increase is a result of lower capitalized interest in the Current Period as compared to the Comparable Period due primarily to the completion of construction on four of our newbuild drillships and four of our newbuild jackups, partially offset by the repayment of our $300 million fixed rate senior note in June 2013 and our $250 million fixed rate senior note in March 2014 using availability under our commercial paper program at lower interest rates. During the Current Period, we capitalized approximately 25 percent of total interest charges versus approximately 55 percent during the Comparable Period.

Income Tax Provision. Our income tax provision increased $36 million in the Current Period driven by a higher worldwide effective tax rate and higher pre-tax income. A 33 percent increase in pre-tax earnings generated a $24 million increase in income tax expense. Additionally, a 12 percent increase in the worldwide effective tax rate during the Current Period increased income tax expense by $12 million. The increase in the worldwide effective tax rate was a result of a change in the geographic mix of pre-tax earnings and the effect of the new UK tax law, which became effective retroactively to April 1, 2014.

Discontinued Operations. Net income from discontinued operations for the Current Period was $176 million as compared to $274 million for the Comparable Period. Revenues reported within discontinued operations were $1.0 billion during the Current Period as compared to $1.3 billion for the Comparable Period. Operating income included within discontinued operations was $233 million during the Current Period and $327 million for the Comparable Period. The variance is attributable to seven months of operations in the Current Period versus nine months of operations in the Comparable Period, coupled with a $39 million increase in one-time Spin-Off costs during the Current Period.

Liquidity and Capital Resources

Overview

Net cash from operating activities was $1.4 billion in the Current Period and $1.2 billion in the Comparable Period. Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on our Consolidated Statements of Cash Flows included in this Quarterly Report on Form 10-Q. The increase in net cash from operating activities in the Current Period was primarily attributable to favorable collections of accounts receivable. We had working capital of $375 million and $339 million at September 30, 2014 and December 31, 2013, respectively. Our total debt as a percentage of total debt plus equity decreased to 36.9 percent at September 30, 2014 from 38.0 percent at December 31, 2013, primarily as a result of a decrease in commercial paper outstanding during the Current Period.

Our principal sources of capital in the Current Period were the proceeds from the indebtedness incurred by Paragon Offshore, the cash generated from operating activities noted above and borrowings under our commercial paper program. Cash generated during the Current Period was primarily used to fund our capital expenditure program.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	committed capital expenditures, including expenditures for newbuild projects currently underway;

•	normal recurring operating expenses;

•	discretionary capital expenditures, including various capital upgrades;

•	payments of dividends;

•	repayment of maturing debt; and

•	repurchase of shares.

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

At September 30, 2014, we had a total contract drilling services backlog of approximately $10.6 billion. Our backlog as of September 30, 2014 reflects a commitment of 79 percent of available days for the remainder of 2014 and 72 percent of available days for 2015. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Our primary use of available liquidity during 2014 is for capital expenditures. Capital expenditures, including capitalized interest, totaled $1.7 billion for both the nine months ended September 30, 2014 and September 30, 2013.

At September 30, 2014, we had two rigs under construction, and capital expenditures, excluding capitalized interest, for new construction during the first nine months of 2014 totaled $1.2 billion, as follows (in millions):

Rig type/name
Currently under construction
Jackups
Noble Sam Hartley	$20.7
Noble Lloyd Noble (formerly CJ70-Mariner)	5.6

Recently completed construction projects
Noble Tom Madden	$372.0
Noble Sam Croft	355.0
Noble Tom Prosser	147.4
Noble Sam Turner	142.6
Noble Houston Colbert	134.7
Noble Globetrotter II	10.9
Noble Bob Douglas	10.0
Noble Don Taylor	3.4
Noble Regina Allen	1.3
Noble Mick O’Brien	0.5
Other	0.2

Total Newbuild Capital Expenditures	$1,204.3

In addition to the newbuild expenditures noted above, capital expenditures during the first nine months of 2014, including expenditures related to Paragon Offshore through the date of the Spin-Off, consisted of the following:

•	$355 million for Noble-related major projects, subsea related expenditures and upgrades and replacements to drilling equipment;

•	$150 million for Paragon-related major projects, subsea related expenditures and upgrades and replacements to drilling equipment; and

•	$39 million in capitalized interest.

Our total capital expenditure estimate for 2014 is approximately $2.1 billion, which includes expenditures related to Paragon Offshore through the date of the Spin-Off. In addition, we anticipate incurring capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of September 30, 2014, we had outstanding commitments, including shipyard and purchase commitments, for approximately $940 million, of which we expect to spend approximately $500 million within the next twelve months.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $97 million (or $0.375 per share), was declared on July 25, 2014 and paid on August 22, 2014 to holders of record on August 12, 2014.

On October 24, 2014, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.375 per share. The payment is expected to total approximately $96 million, based on the number of shares currently outstanding.

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

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have three credit facilities with an aggregate maximum available capacity of $2.9 billion (together, the “Credit Facilities”). In August 2014, we extended the maturity date of our $600 million senior unsecured 364-day revolving credit facility for a six-month period to February 2015. In addition, we continue to maintain a $1.5 billion credit facility that matures in 2017 and an $800 million credit facility that matures in 2016. In February 2015, availability under the $800 million credit facility will be reduced by $36 million.

We have a commercial paper program, which allows us to issue up to $2.7 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. Outstanding commercial paper reduces availability under our Credit Facilities. Our total debt related to the Credit Facilities and commercial paper program was $992 million at September 30, 2014 as compared to $1.6 billion at December 31, 2013. At September 30, 2014, we had approximately $1.9 billion of available capacity under the Credit Facilities.

The Credit Facilities provide us with the ability to issue up to $375 million in letters of credit in the aggregate. The issuance of letters of credit under the Credit Facilities reduces the amount available for borrowing. At September 30, 2014, we had no letters of credit issued under the Credit Facilities.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $3.7 billion at September 30, 2014 as compared to $4.0 billion at December 31, 2013. The decrease in senior unsecured notes outstanding is a result of the maturity of our $250 million 7.375% Senior Notes during March 2014, which was repaid using issuances under our commercial paper program.

Our $350 million 3.45% Senior Notes mature during the third quarter of 2015. We anticipate using availability under our Credit Facilities or commercial paper issuances to repay the outstanding balance; therefore, we continue to report the balance as long-term at September 30, 2014.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Holding Corporation (“NHC”). The covenants and events of default under the Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2014, our ratio of debt to total tangible capitalization was approximately 0.37. We were in compliance with all covenants under the Credit Facilities as of September 30, 2014.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and sale and lease-back transactions. At September 30, 2014, we were in compliance with all our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2014.

Other

At September 30, 2014, we had letters of credit of $168 million, including bonds covering the temporary importation of equipment, performance bonds and expatriate visa guarantees. Certain of our subsidiaries issue guarantees to local tax authorities in certain countries where we operate to cover the temporary import status of rigs or equipment. These guarantees are issued in-lieu of payment of custom, value added or similar taxes in those countries.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, which amends FASB Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment.” This ASU alters the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances, and calls for more extensive disclosures about a discontinued operation’s assets, liabilities, income and expenses. The guidance is effective for all disposals, or classifications as held-for-sale, of components of an entity that occur within annual periods beginning on or after December 15, 2014. This standard was not early adopted in connection with the Spin-Off. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, which amends ASC Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern.” The amendments in this ASU provide guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At September 30, 2014, we had $992 million in borrowings outstanding under our commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $10 million per year.

Access to our commercial paper program is dependent upon our credit ratings. A decline in our credit ratings below investment grade would prohibit us from accessing the commercial paper market. If we were unable to access the commercial paper market, we would likely transfer our outstanding borrowings to our revolving credit facilities. Our revolving credit facilities have interest rates that are generally higher than those found in the commercial paper market, which would result in increased interest expense in the future.

In addition, our revolving credit facilities have provisions which vary the applicable interest rates based upon the Company’s credit ratings. If our credit ratings were to decline, the interest expense under our revolving credit facilities would increase.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $4.8 billion and $5.7 billion at September 30, 2014 and December 31, 2013, respectively. The decrease in fair value was primarily a result of decreased indebtedness outstanding under our commercial paper program and the repayment of our $250 million fixed rate senior note coupled with a decrease in the value of our debt related to market conditions.

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

Our North Sea and Brazil operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2014 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $13 million at September 30, 2014. Total unrealized losses related to these forward contracts were approximately $0.3 million as of September 30, 2014 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $1 million.

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

In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited and Noble Resources Limited, all indirect, wholly-owned subsidiaries of Noble-UK, maintains a pension plan that covers all of its salaried, non-union employees (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation, as defined by the plans.

Changes in market asset values related to the pension plans noted above could have a material impact upon our Consolidated Statement of Comprehensive Income and could result in material cash expenditures in future periods.

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of September 30, 2014. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2014. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 6 and 15 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United

Kingdom, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated. For example, in July 2014, the UK government issued legislation that restricts deductions on certain related party transactions, such as those relating to the bareboat charter agreements used in connection with our UK continental shelf operations. The legislation, which became effective retroactively to April 1, 2014, resulted in an increase in the effective tax rate reducing our net income on our consolidated operations and is shown in our statement of operations beginning in the third quarter of 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. Prior to our redomiciliation to the UK, a resolution was adopted by Noble-UK’s sole shareholder authorizing the repurchase of 6,769,891 shares during the five-year period commencing on the date of the redomiciliation. This number of shares corresponds to the number of shares that Noble Corporation, a Swiss corporation, had authority to repurchase at the time of the redomiciliation. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares or cancelled at the company’s election. The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-UK:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2014	—	$—	—	6,769,891
August 2014	—	$—	—	6,769,891
September 2014	2,010,000	$26.22	2,010,000	4,759,891

(1)	All share purchases were made in the open market and were pursuant to the share repurchase program which our sole shareholder approved. Our repurchase program has a five-year authorization period, which commenced on November 20, 2013.
(2)	All repurchased shares were immediately cancelled.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	November 7, 2014
David W. Williams	Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. MacLennan
James A. MacLennan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	November 7, 2014
David W. Williams	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky
Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”) (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

2.4	Master Separation Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 2.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

3.1	Composite Copy of Articles of Association of Noble-UK, as of June 10, 2014.

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Second Amendment to 364-Day Revolving Credit Agreement dated as of August 18, 2014, by and among Noble-Cayman, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Holding (U.S.) Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference).

10.1	Tax Sharing Agreement, dated as of July 31, 2014, between Noble-UK and Paragon Offshore plc. (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.2	Employee Matters Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.3	Transition Services Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.4	Transition Services Agreement (Brazil), dated as of July 31, 2014, among Paragon Offshore do Brasil Limitada, Paragon Offshore (Nederland) B.V., Paragon Offshore plc, Noble-Cayman, Noble Dave Beard Limited and Noble Drilling (Nederland) II B.V. (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.5*	Noble Corporation 2014 Short Term Incentive Plan.

10.6*	Amended and Restated Form of Noble-UK 2013 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference).

10.7*	Amended and Restated Form of Noble-UK 2014 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-UK.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.