Form 10-Q
period 2015-03-31
Noble Corp plc; NOBLE CORP
filed 2015-05-07
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

Number of shares outstanding and trading at April 24, 2015: Noble Corporation plc — 241,963,110

Number of shares outstanding at April 24, 2015: Noble Corporation — 261,245,693

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$82,203	$68,510
Accounts receivable	594,720	569,096
Taxes receivable	59,743	107,490
Prepaid expenses and other current assets	125,697	183,466

Total current assets	862,363	928,562

Property and equipment, at cost	14,529,740	14,442,922
Accumulated depreciation	(2,483,057)	(2,330,413)

Property and equipment, net	12,046,683	12,112,509

Other assets	248,927	245,751

Total assets	$13,157,973	$13,286,822

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$246,539	$265,389
Accrued payroll and related costs	71,451	102,520
Taxes payable	126,582	94,230
Interest payable	19,681	61,964
Other current liabilities	121,170	144,571

Total current liabilities	585,423	668,674

Long-term debt	4,862,361	4,869,020
Deferred income taxes	111,122	120,589
Other liabilities	326,669	341,505

Total liabilities	5,885,575	5,999,788

Commitments and contingencies

Shareholders’ equity
Shares; 241,962 and 247,501 shares outstanding	2,420	2,475
Additional paid-in capital	600,194	695,638
Retained earnings	6,021,583	5,936,035
Accumulated other comprehensive loss	(74,781)	(69,418)

Total shareholders’ equity	6,549,416	6,564,730
Noncontrolling interests	722,982	722,304

Total equity	7,272,398	7,287,034

Total liabilities and equity	$13,157,973	$13,286,822

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues
Contract drilling services	$779,361	$770,637
Reimbursables	24,981	24,550

	804,342	795,187

Operating costs and expenses
Contract drilling services	321,750	352,880
Reimbursables	20,157	21,504
Depreciation and amortization	154,138	146,198
General and administrative	23,938	25,637

	519,983	546,219

Operating income	284,359	248,968
Other income (expense)
Interest expense, net of amount capitalized	(49,044)	(40,392)
Interest income and other, net	6,582	(1,268)

Income from continuing operations before income taxes	241,897	207,308
Income tax provision	(43,447)	(35,578)

Net income from continuing operations	198,450	171,730
Net income from discontinued operations, net of tax	—	101,512

Net income	198,450	273,242
Net income attributable to noncontrolling interests	(20,047)	(16,916)

Net income attributable to Noble Corporation plc	$178,403	$256,326

Net income attributable to Noble Corporation plc
Income from continuing operations	$178,403	$154,814
Income from discontinued operations	—	101,512

Net income attributable to Noble Corporation plc	$178,403	$256,326

Per share data:
Basic:
Income from continuing operations	$0.72	$0.60
Income from discontinued operations	—	0.39

Net income attributable to Noble Corporation plc	$0.72	$0.99

Diluted:
Income from continuing operations	$0.72	$0.60
Income from discontinued operations	—	0.39

Net income attributable to Noble Corporation plc	$0.72	$0.99

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$198,450	$273,242
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,299)	1,009
Foreign currency forward contracts	(3,145)	5,946
Amortization of deferred pension plan amounts (net of tax provision of $566 in 2015 and $252 in 2014)	1,081	763

Other comprehensive income (loss), net	(5,363)	7,718
Net comprehensive income attributable to noncontrolling interests	(20,047)	(16,916)

Comprehensive income attributable to Noble Corporation plc	$173,040	$264,044

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$198,450	$273,242
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	154,138	245,905
Deferred income taxes	(10,164)	(3,255)
Amortization of share-based compensation	11,400	13,022
Net change in other assets and liabilities	14,758	(23,118)

Net cash from operating activities	368,582	505,796

Cash flows from investing activities
Capital expenditures	(89,307)	(517,283)
Change in accrued capital expenditures	(29,010)	(43,505)

Net cash from investing activities	(118,317)	(560,788)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,099,497)	422,402
Repayment of long-term debt	—	(250,000)
Issuance of senior notes	1,092,728	—
Debt issuance costs on senior notes and credit facilities	(14,775)	(381)
Dividends paid to noncontrolling interests	(19,369)	(19,695)
Repurchases of shares	(100,630)	—
Dividend payments	(92,855)	(96,840)
Employee stock transactions	(2,174)	(217)

Net cash from financing activities	(236,572)	55,269

Net change in cash and cash equivalents	13,693	277
Cash and cash equivalents, beginning of period	68,510	114,458

Cash and cash equivalents, end of period	$82,203	$114,735

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Loss	Interests	Equity
Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$(82,164)	$727,445	$9,050,028
Employee related equity activity
Amortization of share-based compensation	—	—	13,022	—	—	—	13,022
Issuance of share-based compensation shares	675	6	(8,215)	—	—	—	(8,209)
Exercise of stock options	71	2	1,396	—	—	—	1,398
Tax benefit of equity transactions	—	—	(1,621)	—	—	—	(1,621)
Net income	—	—	—	256,326	—	16,916	273,242
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,695)	(19,695)
Dividends	—	—	—	(33,171)	—	—	(33,171)
Other comprehensive income, net	—	—	—	—	7,718	—	7,718

Balance at March 31, 2014	254,194	$2,542	$814,868	$7,815,082	$(74,446)	$724,666	$9,282,712

Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$(69,418)	$722,304	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	11,400	—	—	—	11,400
Issuance of share-based compensation shares	670	7	(4,095)	—	—	—	(4,088)
Tax benefit of equity transactions	—	—	(2,181)	—	—	—	(2,181)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	178,403	—	20,047	198,450
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,369)	(19,369)
Dividends	—	—	—	(92,855)	—	—	(92,855)
Other comprehensive loss, net	—	—	—	—	(5,363)	—	(5,363)

Balance at March 31, 2015	241,962	$2,420	$600,194	$6,021,583	$(74,781)	$722,982	$7,272,398

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$78,976	$65,780
Accounts receivable	594,720	569,096
Taxes receivable	59,507	107,289
Prepaid expenses and other current assets	107,506	139,669

Total current assets	840,709	881,834

Property and equipment, at cost	14,491,189	14,404,371
Accumulated depreciation	(2,470,591)	(2,318,220)

Property and equipment, net	12,020,598	12,086,151

Other assets	225,431	222,254

Total assets	$13,086,738	$13,190,239

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$242,770	$261,012
Accrued payroll and related costs	61,605	91,487
Taxes payable	124,200	91,471
Interest payable	19,681	61,964
Other current liabilities	116,593	139,950

Total current liabilities	564,849	645,884

Long-term debt	4,862,361	4,869,020
Deferred income taxes	111,122	120,589
Other liabilities	321,127	335,964

Total liabilities	5,859,459	5,971,457

Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	538,005	530,657
Retained earnings	6,014,948	6,009,114
Accumulated other comprehensive loss	(74,781)	(69,418)

Total shareholder equity	6,504,297	6,496,478
Noncontrolling interests	722,982	722,304

Total equity	7,227,279	7,218,782

Total liabilities and equity	$13,086,738	$13,190,239

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues
Contract drilling services	$779,361	$770,637
Reimbursables	24,981	24,550

	804,342	795,187

Operating costs and expenses
Contract drilling services	319,479	350,577
Reimbursables	20,157	21,504
Depreciation and amortization	153,866	145,603
General and administrative	12,208	11,932

	505,710	529,616

Operating income	298,632	265,571
Other income (expense)
Interest expense, net of amount capitalized	(49,044)	(40,392)
Interest income and other, net	6,448	(1,395)

Income from continuing operations before income taxes	256,036	223,784
Income tax provision	(43,558)	(35,470)

Net income from continuing operations	212,478	188,314
Net income from discontinued operations, net of tax	—	113,917

Net income	212,478	302,231
Net income attributable to noncontrolling interests	(20,047)	(16,916)

Net income attributable to Noble Corporation	$192,431	$285,315

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$212,478	$302,231
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,299)	1,009
Foreign currency forward contracts	(3,145)	5,946
Amortization of deferred pension plan amounts (net of tax provision of $566 in 2015 and $252 in 2014)	1,081	763

Other comprehensive income (loss), net	(5,363)	7,718
Net comprehensive income attributable to noncontrolling interests	(20,047)	(16,916)

Comprehensive income attributable to Noble Corporation	$187,068	$293,033

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$212,478	$302,231
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	153,866	245,310
Deferred income taxes	(10,164)	(3,255)
Capital contribution by parent - share-based compensation	7,348	9,053
Net change in other assets and liabilities	(4,505)	(21,684)

Net cash from operating activities	359,023	531,655

Cash flows from investing activities
Capital expenditures	(89,307)	(517,283)
Change in accrued capital expenditures	(29,010)	(43,505)

Net cash from investing activities	(118,317)	(560,788)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,099,497)	422,402
Repayment of long-term debt	—	(250,000)
Issuance of senior notes	1,092,728	—
Debt issuance costs on senior notes and credit facilities	(14,775)	(381)
Dividends paid to noncontrolling interests	(19,369)	(19,695)
Distributions to parent company, net	(186,597)	(121,780)

Net cash from financing activities	(227,510)	30,546

Net change in cash and cash equivalents	13,196	1,413
Cash and cash equivalents, beginning of period	65,780	110,382

Cash and cash equivalents, end of period	$78,976	$111,795

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$(82,164)	$727,445	$9,155,484
Distributions to parent	—	—	—	(121,780)	—	—	(121,780)
Capital contributions by parent - share-based compensation	—	—	9,053	—	—	—	9,053
Net income	—	—	—	285,315	—	16,916	302,231
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,695)	(19,695)
Other comprehensive income, net	—	—	—	—	7,718	—	7,718

Balance at March 31, 2014	261,246	$26,125	$506,369	$8,150,297	$(74,446)	$724,666	$9,333,011

Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$(69,418)	$722,304	$7,218,782
Distributions to parent	—	—	—	(186,597)	—	—	(186,597)
Capital contributions by parent - share-based compensation	—	—	7,348	—	—	—	7,348
Net income	—	—	—	192,431	—	20,047	212,478
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,369)	(19,369)
Other comprehensive loss, net	—	—	—	—	(5,363)	—	(5,363)

Balance at March 31, 2015	261,246	$26,125	$538,005	$6,014,948	$(74,781)	$722,982	$7,227,279

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet consisted of 15 jackups, nine drillships and eight semisubmersibles, including one high-specification, harsh environment jackup under construction.

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of March 31, 2015, our contract drilling services segment conducts operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean Sea, the Black Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

The accompanying unaudited consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2014 Consolidated Balance Sheets presented herein are derived from the December 31, 2014 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note 3 — Discontinued Operations

Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-Off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations. The results of discontinued operations for the three months ended March 31, 2014 include the historical results of Paragon Offshore, including $12 million of non-recurring costs incurred by Noble related to the Spin-Off.

The following table provides the components of net income from discontinued operations, net of tax for Noble-UK for the three months ended March 31, 2014:

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Three months ended March 31, 2014
Operating revenues
Contract drilling services	$435,667
Reimbursables	12,103
Labor contract drilling services	8,212
Other	1

Operating revenues from discontinued operations	$455,983

Income from discontinued operations
Income from discontinued operations before income taxes	$120,370
Income tax provision	(18,858)

Net income from discontinued operations	$101,512

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

During each of the three months ended March 31, 2015 and 2014, the Bully joint ventures approved and paid dividends totaling $39 million. Of these amounts, 50 percent were paid to our joint venture partner.

The combined carrying amount of the Bully-class drillships at both March 31, 2015 and December 31, 2014 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures was approximately $58 million at March 31, 2015 as compared to approximately $47 million at December 31, 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 — Share Data

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended
	March 31,
	2015	2014
Numerator:
Basic
Income from continuing operations	$178,403	$154,814
Earnings allocated to unvested share-based payment awards	(3,931)	(2,512)

Income from continuing operations to common shareholders	174,472	152,302

Income from discontinued operations	—	101,512
Earnings allocated to unvested share-based payment awards	—	(1,762)

Income from discontinued operations, net of tax to common shareholders	—	99,750

Net income attributable to Noble-UK	178,403	256,326
Earnings allocated to unvested share-based payment awards	(3,931)	(4,274)

Net income to common shareholders - basic	$174,472	$252,052

Diluted
Income from continuing operations	178,403	154,814
Earnings allocated to unvested share-based payment awards	(3,931)	(2,510)

Income from continuing operations to common shareholders	174,472	152,304

Income from discontinued operations	—	101,512
Earnings allocated to unvested share-based payment awards	—	(1,762)

Income from discontinued operations, net of tax to common shareholders	—	99,750

Net income attributable to Noble-UK	178,403	256,326
Earnings allocated to unvested share-based payment awards	(3,931)	(4,272)

Net income to common shareholders - diluted	$174,472	$252,054

Denominator:
Weighted average shares outstanding - basic	242,685	253,940
Incremental shares issuable from assumed exercise of stock options	—	135

Weighted average shares outstanding - diluted	242,685	254,075

Weighted average unvested share-based payment awards	5,468	4,188

Earnings per share
Basic
Continuing operations	$0.72	$0.60
Discontinued operations	—	0.39

Net income attributable to Noble-UK	$0.72	$0.99

Diluted
Continuing operations	$0.72	$0.60
Discontinued operations	—	0.39

Net income attributable to Noble-UK	$0.72	$0.99

Dividends per share	$0.375	$0.375

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2015 and 2014, approximately 2 million and 1 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share capital

As of March 31, 2015, Noble-UK had approximately 242.0 million shares outstanding and trading as compared to approximately 247.5 million shares outstanding and trading at December 31, 2014. The decrease in shares outstanding is primarily related to the repurchase of 6.2 million shares pursuant to our approved share repurchase program, discussed below. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

Our most recent quarterly dividend payment to shareholders, totaling approximately $93 million (or $0.375 per share), was declared on January 30, 2015 and paid on February 20, 2015 to holders of record on February 10, 2015.

Share repurchases

Under UK law, the company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37,000,000 ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. Any repurchases are expected to be funded using cash on hand, cash from operations or short-term borrowings under our Credit Facilities. The authority to make such repurchases will expire on the later of April 2016 or the end of the Company’s 2016 annual general meeting of shareholders, at which time we could seek shareholder approval for further repurchases. During the three months ended March 31, 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million.

Note 6 — Receivables from Customers

At March 31, 2015, we had receivables of approximately $14 million related to the Noble Max Smith that are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in a Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 7 — Property and Equipment

Property and equipment, at cost, as of March 31, 2015 and December 31, 2014 for Noble-UK consisted of the following:

	March 31,	December 31,
	2015	2014
Drilling equipment and facilities	$13,348,942	$13,254,240
Construction in progress	948,905	969,985
Other	231,893	218,697

Property and equipment, at cost	$14,529,740	$14,442,922

Capital expenditures, including capitalized interest, totaled $89 million and $517 million for the three months ended March 31, 2015 and 2014, respectively. Capitalized interest was $5 million and $14 million for the three months ended March 31, 2015 and 2014, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Capital expenditures related to Paragon Offshore for the three months ended March 31, 2014 totaled $53 million. Depreciation expense for Paragon Offshore that was classified as discontinued operations totaled $100 million for the three months ended March 31, 2014.

Note 8 — Debt

Long-term debt consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Senior unsecured notes:
3.45% Senior Notes due August 2015	$350,000	$350,000
3.05% Senior Notes due March 2016	299,986	299,982
2.50% Senior Notes due March 2017	299,929	299,920
4.00% Senior Notes due March 2018	249,474	—
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	499,184	499,151
4.625% Senior Notes due March 2021	399,640	399,627
3.95% Senior Notes due March 2022	399,286	399,264
5.95% Senior Notes due April 2025	448,744	—
6.20% Senior Notes due August 2040	399,895	399,895
6.05% Senior Notes due March 2041	397,691	397,681
5.25% Senior Notes due March 2042	498,317	498,310
6.95% Senior Notes due April 2045	394,522	—

Total senior unsecured notes	4,838,363	3,745,525
Credit facilities & commercial paper program	23,998	1,123,495

Total long-term debt	$4,862,361	$4,869,020

Credit Facilities and Commercial Paper Program

We currently have two credit facilities with an aggregate maximum capacity of $2.7 billion, which are comprised of a five year $2.4 billion senior unsecured credit facility that matures in January 2020 and a $225 million 364-day senior unsecured credit facility that matures in January 2016 (together, the “Credit Facilities”).

We have a commercial paper program that allows us to issue up to $2.4 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under our Credit Facilities.

The $2.4 billion facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At March 31, 2015, we had no letters of credit issued under the facility.

Senior Unsecured Notes

In March 2015, our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), issued $1.1 billion aggregate principal amount of senior notes in three separate tranches, comprised of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025, and $400 million of 6.95% Senior Notes due 2045. The weighted average coupon of all three tranches is 5.87%. The interest rate on these senior notes may be increased if the credit rating applicable to the notes is downgraded below certain specified levels. The net proceeds of approximately $1.08 billion, after expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Our $350 million 3.45% Senior Notes mature during the third quarter of 2015 and our $300 million 3.05% Senior Notes mature during the first quarter of 2016. We anticipate using availability under our Credit Facilities or commercial paper issuances to repay the outstanding balances; therefore, we continue to report these balances as long-term at March 31, 2015.

Covenants

The Credit Facilities are guaranteed by NHIL and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2015, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the Credit Facilities as of March 31, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At March 31, 2015, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2015.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in Note 12.

The following table presents the estimated fair value of our long-term debt as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
3.45% Senior Notes due August 2015	$350,000	$351,762	$350,000	$354,992
3.05% Senior Notes due March 2016	299,986	302,086	299,982	302,515
2.50% Senior Notes due March 2017	299,929	296,105	299,920	287,014
4.00% Senior Notes due March 2018	249,474	251,865	—	—
7.50% Senior Notes due March 2019	201,695	222,709	201,695	212,068
4.90% Senior Notes due August 2020	499,184	484,871	499,151	471,095
4.625% Senior Notes due March 2021	399,640	375,376	399,627	363,837
3.95% Senior Notes due March 2022	399,286	354,679	399,264	346,425
5.95% Senior Notes due April 2025	448,744	440,169	—	—
6.20% Senior Notes due August 2040	399,895	343,607	399,895	350,351
6.05% Senior Notes due March 2041	397,691	335,873	397,681	343,653
5.25% Senior Notes due March 2042	498,317	385,725	498,310	385,181
6.95% Senior Notes due April 2045	394,522	380,219	—	—

Total senior unsecured notes	4,838,363	4,525,046	3,745,525	3,417,131
Credit facilities & commercial paper program	23,998	23,998	1,123,495	1,123,495

Total long-term debt	$4,862,361	$4,549,044	$4,869,020	$4,540,626

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 9 — Income Taxes

At March 31, 2015, the reserves for uncertain tax positions totaled $112 million (net of related tax benefits of $1 million). If the March 31, 2015 reserves are not realized, the provision for income taxes would be reduced by $112 million. At December 31, 2014, the reserves for uncertain tax positions totaled $116 million (net of related tax benefits of $1 million).

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

Note 10 — Employee Benefit Plans

Pension costs include the following components for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$874	$2,149	$1,420	$2,541
Interest cost	642	2,300	1,456	2,714
Return on plan assets	(926)	(3,286)	(1,835)	(3,846)
Amortization of prior service cost	27	36	(5)	56
Recognized net actuarial loss	45	1,539	313	651

Net pension expense	$662	$2,738	$1,349	$2,116

Included in net pension expense for the three months ended March 31, 2014 for our non-U.S. and U.S. plans was approximately $0.8 million and $0.4 million, respectively, related to Paragon Offshore that was classified as discontinued operations.

During the three months ended March 31, 2015 and 2014, we made contributions to our pension plans totaling $0.2 million and $0.7 million, respectively.

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

Cash Flow Hedges

Several of our regional shorebases, including our North Sea, Australian and Brazilian operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2015 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $69 million at March 31, 2015. Total unrealized losses related to these forward contracts were approximately $3 million as of March 31, 2015 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Financial Statement Presentation

The following table, together with Note 12, summarizes the financial statement presentation and fair value of our derivative positions as of March 31, 2015 and December 31, 2014:

		Estimated fair value
	Balance sheet	March 31,	December 31,
	classification	2015	2014
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$3,145	$—

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the three months ended March 31, 2015 and 2014:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “contract drilling services” expense		Gain/(loss) recognized through “contract drilling services” expense
	2015	2014	2015	2014	2015	2014
Cash flow hedges
Foreign currency forward contracts	$(3,111)	$4,752	$(34)	$1,194	$—	$—

Note 12 — Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2015
	Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,739	$6,739	$—	$—
Liabilities -
Foreign currency forward contracts	$3,145	$—	$3,145	$—

	December 31, 2014
	Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,175	$6,175	$—	$—

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

Note 13 — Accumulated Other Comprehensive Loss

The following tables set forth the components of, and changes in the accumulated balances for each component of, AOCL for the three months ended March 31, 2015 and 2014. All amounts within the tables are shown net of tax.

	Gains / (Losses) on Cash Flow Hedges(1)	Defined Benefit Pension Items(2)	Foreign Currency Items	Total
Balance at December 31, 2013	$—	$(58,598)	$(23,566)	$(82,164)

Activity during period:
Other comprehensive income before reclassifications	4,752	—	1,009	5,761
Amounts reclassified from AOCL	1,194	763	—	1,957

Net other comprehensive income	5,946	763	1,009	7,718

Balance at March 31, 2014	$5,946	$(57,835)	$(22,557)	$(74,446)

Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)

Activity during period:
Other comprehensive income before reclassifications	(3,111)	—	(3,299)	(6,410)
Amounts reclassified from AOCL	(34)	1,081	—	1,047

Net other comprehensive income (loss)	(3,145)	1,081	(3,299)	(5,363)

Balance at March 31, 2015	$(3,145)	$(57,359)	$(14,277)	$(74,781)

(1)	Gains / (losses) on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 11 for additional information.
(2)	Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and curtailment and settlement expenses. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Income through either “contract drilling services” or “general and administrative”. See Note 10 for additional information.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our drillship, the Noble Discoverer, and the Kulluk in respect of violations of applicable law discovered in connection with a 2012 coast guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4 million in community service payments, and was placed on probation for four years, provided that we may petition the court for early dismissal of probation after three years. If during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2015, there were 45 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Audit claims of approximately $65 million attributable to income, customs and other business taxes have been assessed against us. We have received tax assessments of approximately $148 million related to Paragon Offshore assets that operated through Noble-retained entities in Mexico, and Paragon Offshore has received tax assessments of approximately $145 million for Noble assets that operated through a Paragon Offshore-retained entity in Brazil. Of these tax assessments in Mexico and Brazil, approximately $21 million and $44 million, respectively, relate to Noble’s share of the tax liability. Under the TSA, Paragon Offshore has an obligation to indemnify us for all assessed amounts that are related to Paragon Offshore’s Mexico assets, approximately $127 million, and we have an obligation to indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil assets, approximately $44 million, in each case, if and when such payments become due. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

We have been notified by Petróleo Brasileiro S.A. (“Petrobras”) that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is R$79 million (approximately $24 million). We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire. The rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. In addition, we maintain a physical damage deductible on our rigs of $25 million per occurrence. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or rights to indemnity for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by U.S. laws and regulations, radiation hazards, certain loss or damage to property on board our rigs and losses relating to shore-based terrorist acts, strikes or cyber risks. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could materially adversely affect our financial position, results of operations or cash flows. Additionally, there can be no assurance that those parties with contractual obligations to indemnify us will necessarily be financially able to indemnify us against all these risks.

We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $676 million at March 31, 2015.

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

Note 15 — Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. Under the proposal, the new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are still evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-04 which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Supplemental Financial Information

Consolidated Balance Sheets Information

Deferred revenues from drilling contracts totaled $243 million and $263 million at March 31, 2015 and December 31, 2014, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $91 million at March 31, 2015 as compared to $94 million at December 31, 2014, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

Subsequent to March 31, 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Aramco”), which are effective from January 1, 2015 through December 31, 2015. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Aramco contracts. At March 31, 2015, revenues recorded in excess of billings as a result of this recognition totaled $21 million, and are included in “Other assets” in the accompanying Consolidated Balance Sheets.

Consolidated Statements of Cash Flows Information

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Accounts receivable	$(24,890)	$91,226	$(24,890)	$91,226
Other current assets	102,206	(46,320)	76,635	(46,997)
Other assets	13,827	19,801	13,825	19,805
Accounts payable	676	(5,350)	1,284	(12,696)
Other current liabilities	(58,682)	(70,001)	(52,979)	(60,550)
Other liabilities	(18,379)	(12,474)	(18,380)	(12,472)

	$14,758	$(23,118)	$(4,505)	$(21,684)

Note 17 — Information about Noble-Cayman

Guarantees of Registered Securities

In May 2014, as part of the separation of Paragon Offshore, NHC assumed all of the obligations of Noble Drilling Corporation (“NDC”) under the Senior Notes due 2019, and NDC was released from those obligations. As a

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

result, we removed NDC from the guarantor financial statements and NHC is no longer combined with Noble Drilling Holding, LLC (“NDH”) because the two entities are now issuers and guarantors on separate debt instruments. We have recast prior periods to conform to the guarantor structure as it exists at March 31, 2015.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of March 31, 2015 as follows:

Notes	Issuer (Co-Issuer(s))	Guarantor
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 4.00% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
NDH
Noble Drilling Services 6 LLC (“NDS6”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$450 million 5.95% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 6.95% Senior Notes due 2045	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2015

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$—	$271	$—	$—	$78,700	$—	$78,976
Accounts receivable	—	—	49,393	—	—	545,327	—	594,720
Taxes receivable	—	3,054	1,026	—	—	55,427	—	59,507
Short-term notes receivable from affiliates	123,988	—	1,077,965	—	333,966	171,925	(1,707,844)	—
Accounts receivable from affiliates	740,367	446,083	192,379	1,156,277	120,032	4,238,483	(6,893,621)	—
Prepaid expenses and other current assets	8,163	—	4,831	—	—	94,512	—	107,506

Total current assets	872,523	449,137	1,325,865	1,156,277	453,998	5,184,374	(8,601,465)	840,709

Property and equipment, at cost	—	—	2,060,898	—	—	12,430,291	—	14,491,189
Accumulated depreciation	—	—	(294,885)	—	—	(2,175,706)	—	(2,470,591)

Property and equipment, net	—	—	1,766,013	—	—	10,254,585	—	12,020,598

Notes receivable from affiliates	3,304,653	—	236,921	1,980,391	5,000	1,582,492	(7,109,457)	—
Investments in affiliates	4,784,403	1,315,628	2,976,634	8,556,204	6,469,968	—	(24,102,837)	—
Other assets	7,566	—	5,858	27,422	486	184,099	—	225,431

Total assets	$8,969,145	$1,764,765	$6,311,291	$11,720,294	$6,929,452	$17,205,550	$(39,813,759)	$13,086,738

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$371,720	$1,164,199	$(1,707,844)	$—
Accounts payable	600	—	6,930	—	—	235,240	—	242,770
Accrued payroll and related costs	—	—	7,010	—	—	54,595	—	61,605
Accounts payable to affiliates	646,710	64,621	3,500,077	70,264	19,635	2,592,314	(6,893,621)	—
Taxes payable	—	—	752	—	—	123,448	—	124,200
Interest payable	1	—	—	19,050	630	—	—	19,681
Other current liabilities	4,546	—	10,293	—	—	101,754	—	116,593

Total current liabilities	651,857	236,546	3,525,062	89,314	391,985	4,271,550	(8,601,465)	564,849

Long-term debt	23,998	—	—	4,636,668	201,695	—	—	4,862,361
Notes payable to affiliates	1,769,064	—	599,781	1,169,180	192,216	3,379,216	(7,109,457)	—
Deferred income taxes	—	—	—	—	—	111,122	—	111,122
Other liabilities	19,929	—	28,159	1	—	273,038	—	321,127

Total liabilities	2,464,848	236,546	4,153,002	5,895,163	785,896	8,034,926	(15,710,922)	5,859,459

Commitments and contingencies
Total shareholder equity	6,504,297	1,528,219	2,158,289	5,825,131	6,143,556	8,034,005	(23,689,200)	6,504,297
Noncontrolling interests	—	—	—	—	—	1,136,619	(413,637)	722,982

Total equity	6,504,297	1,528,219	2,158,289	5,825,131	6,143,556	9,170,624	(24,102,837)	7,227,279

Total liabilities and equity	$8,969,145	$1,764,765	$6,311,291	$11,720,294	$6,929,452	$17,205,550	$(39,813,759)	$13,086,738

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$—	$254	$—	$—	$65,521	$—	$65,780
Accounts receivable	—	—	37,655	2,336	—	529,105	—	569,096
Taxes receivable	—	63,373	752	—	—	43,164	—	107,289
Short-term notes receivable from affiliates	123,449	—	1,077,965	—	333,966	171,925	(1,707,305)	—
Accounts receivable from affiliates	2,019,319	374,012	192,771	157,164	125,834	4,191,406	(7,060,506)	—
Prepaid expenses and other current assets	14,274	—	1,764	—	—	123,631	—	139,669

Total current assets	2,157,047	437,385	1,311,161	159,500	459,800	5,124,752	(8,767,811)	881,834

Property and equipment, at cost	—	—	2,040,168	—	—	12,364,203	—	14,404,371
Accumulated depreciation	—	—	(278,147)	—	—	(2,040,073)	—	(2,318,220)

Property and equipment, net	—	—	1,762,021	—	—	10,324,130	—	12,086,151

Notes receivable from affiliates	3,304,654	—	236,921	1,980,391	5,000	1,581,429	(7,108,395)	—
Investments in affiliates	4,567,335	1,318,239	2,921,452	8,266,444	6,290,918	—	(23,364,388)	—
Other assets	2,908	—	6,212	19,826	517	192,791	—	222,254

Total assets	$10,031,944	$1,755,624	$6,237,767	$10,426,161	$6,756,235	$17,223,102	$(39,240,594)	$13,190,239

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$371,720	$1,163,660	$(1,707,305)	$—
Accounts payable	600	—	10,130	—	—	250,282	—	261,012
Accrued payroll and related costs	—	—	7,738	—	—	83,749	—	91,487
Accounts payable to affiliates	606,224	63,602	3,513,705	61,982	16,869	2,798,124	(7,060,506)	—
Taxes payable	—	—	—	—	—	91,471	—	91,471
Interest payable	499	—	—	57,053	4,412	—	—	61,964
Other current liabilities	15,651	—	13,409	—	—	110,890	—	139,950

Total current liabilities	622,974	235,527	3,544,982	119,035	393,001	4,498,176	(8,767,811)	645,884

Long-term debt	1,123,495	—	—	3,543,830	201,695	—	—	4,869,020
Notes payable to affiliates	1,769,068	—	598,715	1,169,180	192,216	3,379,216	(7,108,395)	—
Deferred income taxes	—	—	—	—	—	120,589	—	120,589
Other liabilities	19,929	—	29,093	—	—	286,942	—	335,964

Total liabilities	3,535,466	235,527	4,172,790	4,832,045	786,912	8,284,923	(15,876,206)	5,971,457

Commitments and contingencies
Total shareholder equity	6,496,478	1,520,097	2,064,977	5,594,116	5,969,323	7,812,656	(22,961,169)	6,496,478
Noncontrolling interests	—	—	—	—	—	1,125,523	(403,219)	722,304

Total equity	6,496,478	1,520,097	2,064,977	5,594,116	5,969,323	8,938,179	(23,364,388)	7,218,782

Total liabilities and equity	$10,031,944	$1,755,624	$6,237,767	$10,426,161	$6,756,235	$17,223,102	$(39,240,594)	$13,190,239

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2015

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$75,059	$—	$—	$737,807	$(33,505)	$779,361
Reimbursables	—	—	2,379	—	—	22,602	—	24,981

Total operating revenues	—	—	77,438	—	—	760,409	(33,505)	804,342

Operating costs and expenses
Contract drilling services	1,815	8,291	29,378	22,839	—	290,661	(33,505)	319,479
Reimbursables	—	—	1,482	—	—	18,675	—	20,157
Depreciation and amortization	—	—	17,368	—	—	136,498	—	153,866
General and administrative	457	3,388	—	8,349	—	14	—	12,208

Total operating costs and expenses	2,272	11,679	48,228	31,188	—	445,848	(33,505)	505,710

Operating income (loss)	(2,272)	(11,679)	29,210	(31,188)	—	314,561	—	298,632
Other income (expense)
Income (loss) of unconsolidated affiliates	216,726	32,081	55,024	289,758	179,050	—	(772,639)	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	—	—	—	—	—	—	—	—

Total income (loss) of unconsolidated affiliates	216,726	32,081	55,024	289,758	179,050	—	(772,639)	—
Interest expense, net of amounts capitalized	(24,753)	(1,019)	(3,255)	(48,336)	(6,216)	(13,727)	48,262	(49,044)
Interest income and other, net	2,730	4,832	12,712	20,779	1,399	12,258	(48,262)	6,448

Income from continuing operations before income taxes	192,431	24,215	93,691	231,013	174,233	313,092	(772,639)	256,036
Income tax provision	—	(16,093)	(379)	—	—	(27,086)	—	(43,558)

Net income from continuing operations	192,431	8,122	93,312	231,013	174,233	286,006	(772,639)	212,478
Net income from discontinued operations, net of tax	—	—	—	—	—	—	—	—

Net Income	192,431	8,122	93,312	231,013	174,233	286,006	(772,639)	212,478
Net income attributable to noncontrolling interests	—	—	—	—	—	(30,464)	10,417	(20,047)

Net income attributable to Noble Corporation	192,431	8,122	93,312	231,013	174,233	255,542	(762,222)	192,431

Other comprehensive loss, net	(5,363)	—	—	—	—	(5,363)	5,363	(5,363)

Comprehensive income attributable to Noble Corporation	$187,068	$8,122	$93,312	$231,013	$174,233	$250,179	$(756,859)	$187,068

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$76,953	$—	$—	$735,942	$(42,258)	$770,637
Reimbursables	—	—	678	—	—	23,872	—	24,550

Total operating revenues	—	—	77,631	—	—	759,814	(42,258)	795,187

Operating costs and expenses
Contract drilling services	10,071	7,219	34,574	26,116	—	314,855	(42,258)	350,577
Reimbursables	—	—	831	—	—	20,673	—	21,504
Depreciation and amortization	—	—	14,634	—	—	130,969	—	145,603
General and administrative	573	1,847	—	6,961	—	2,551	—	11,932

Total operating costs and expenses	10,644	9,066	50,039	33,077	—	469,048	(42,258)	529,616

Operating income (loss)	(10,644)	(9,066)	27,592	(33,077)	—	290,766	—	265,571
Other income (expense)
Income (loss) of unconsolidated affiliates	206,296	45,755	98,114	255,558	170,149	—	(775,872)	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	113,917	24,978	11,040	63,201	2,042	—	(215,178)	—

Total income (loss) of unconsolidated affiliates	320,213	70,733	109,154	318,759	172,191	—	(991,050)	—
Interest expense, net of amounts capitalized	(25,884)	(227)	(5,823)	(46,493)	(7,949)	(12,294)	58,278	(40,392)
Interest income and other, net	1,630	—	13,680	25,957	313	15,303	(58,278)	(1,395)

Income from continuing operations before income taxes	285,315	61,440	144,603	265,146	164,555	293,775	(991,050)	223,784
Income tax provision	—	(30,194)	(684)	—	—	(4,592)	—	(35,470)

Net income from continuing operations	285,315	31,246	143,919	265,146	164,555	289,183	(991,050)	188,314
Net income from discontinued operations, net of tax	—	—	6,689	—	—	107,228	—	113,917

Net Income	285,315	31,246	150,608	265,146	164,555	396,411	(991,050)	302,231
Net income attributable to noncontrolling interests	—	—	—	—	—	(29,986)	13,070	(16,916)

Net income attributable to Noble Corporation	285,315	31,246	150,608	265,146	164,555	366,425	(977,980)	285,315

Other comprehensive income, net	7,718	—	—	—	—	7,718	(7,718)	7,718

Comprehensive income attributable to Noble Corporation	$293,033	$31,246	$150,608	$265,146	$164,555	$374,143	$(985,698)	$293,033

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2015

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(27,097)	$36,360	$33,705	$(102,007)	$(8,568)	$426,630	$—	$359,023

Cash flows from investing activities
Capital expenditures	—	—	(27,344)	—	—	(90,973)	—	(118,317)

Net cash from investing activities	—	—	(27,344)	—	—	(90,973)	—	(118,317)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,099,497)	—	—	—	—	—	—	(1,099,497)
Issuance of senior notes	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,392)	—	—	(8,383)	—	—	—	(14,775)
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,369)	—	(19,369)
Distributions to parent company, net	(186,597)	—	—	—	—	—	—	(186,597)
Advances (to) from affiliates	1,319,583	(36,360)	(6,344)	(982,338)	8,568	(303,109)	—	—

Net cash from financing activities	27,097	(36,360)	(6,344)	102,007	8,568	(322,478)	—	(227,510)

Net change in cash and cash equivalents	—	—	17	—	—	13,179	—	13,196
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780

Cash and cash equivalents, end of period	$5	$—	$271	$—	$—	$78,700	$—	$78,976

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(23,676)	$(7,842)	$45,140	$(98,984)	$(11,386)	$628,403	$—	$531,655

Cash flows from investing activities
Capital expenditures	—	—	(331,096)	—	—	(229,692)	—	(560,788)
Notes receivable from affiliates	—	—	—	273,744	—	—	(273,744)	—

Net cash from investing activities	—	—	(331,096)	273,744	—	(229,692)	(273,744)	(560,788)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	422,402	—	—	—	—	—	—	422,402
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Debt issuance costs on credit facilities	(381)	—	—	—	—	—	—	(381)
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,695)	—	(19,695)
Distributions to parent company, net	(121,780)	—	—	—	—	—	—	(121,780)
Advances (to) from affiliates	(2,817)	7,842	285,678	75,241	11,386	(377,330)	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	—	273,744	—

Net cash from financing activities	23,680	7,842	285,678	(174,759)	11,386	(397,025)	273,744	30,546

Net change in cash and cash equivalents	4	—	(278)	1	—	1,686	—	1,413
Cash and cash equivalents, beginning of period	1	—	402	4	—	109,975	—	110,382

Cash and cash equivalents, end of period	$5	$—	$124	$5	$—	$111,661	$—	$111,795

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2015, and our results of operations for the three months ended March 31, 2015 and 2014. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

As a result of the spin-off of Paragon Offshore plc, a public limited company incorporated under the laws of England and Wales (“Paragon Offshore”), on August 1, 2014, the results of operations for Paragon Offshore are reported as discontinued operations in this report. The terms “earnings” and “loss” as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to income/(loss) from continuing operations. Income/(loss) from continuing operations is representative of the Company’s current business operations and focus.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, repayment of debt, timing or number of share repurchases, borrowings under our credit facilities or other instruments, sources of funds, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract amendments, commencements, extensions, renewals, renegotiations or terminations, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, market conditions, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet consisted of 15 jackups, nine drillships and eight semisubmersibles, including one high-specification, harsh environment jackup under construction.

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of March 31, 2015, our contract drilling services segment conducts operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean Sea, the Black Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for offshore drillers during the first three months of 2015 has been challenging. The supply of offshore drilling rigs from newbuilds and rigs completing current contracts increased while demand for these rigs has decreased. Beginning in June 2014, the price of oil, a key factor in determining customer activity levels, began to decline rapidly, with the Brent crude price declining from approximately $112 per barrel on June 30, 2014 to approximately $55 per barrel on March 31, 2015. In this environment, operators reacted quickly and began to curtail drilling programs, resulting in a dramatic reduction in dayrates for new contracts as well as lower rig utilization and the retirement and impairment of a significant number of rigs in the worldwide fleet.

We expect that the business environment for the remainder of 2015 and into 2016 will remain challenging and could potentially deteriorate further. The present level of global economic activity, high levels of US onshore oil production and a lack of production cuts within OPEC are contributing to the uncertainty. Current conditions do not support the current supply of offshore drilling rigs resulting from capital expenditures that the offshore drilling industry has undertaken in recent years or the continuation of capital expenditures at similar levels. We cannot give any assurances as to when these conditions in the offshore drilling market will improve, or when there will be higher demand for contract drilling services or a decline in the supply of available drilling rigs. While current market conditions persist, we intend to continue to focus on operating efficiency and cost control, which could include stacking additional drilling rigs.

We continue to believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. Also, we believe the ultimate recovery will benefit from any sustained under-investment by clients during this current market phase.

Consistent with our policy, we evaluate property and equipment for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Further sustained declines in the offshore drilling market, or lack of recovery in market conditions, to the extent actual results do not meet our estimated assumptions, may lead to potential impairments losses in the future.

Results and Strategy

Our business strategy has focused on reshaping our fleet to emphasize our deepwater drilling and high-specification jackup capabilities and the deployment of our drilling assets in important oil and gas producing areas throughout the world.

We have actively expanded our offshore deepwater drilling and high-specification jackup capabilities in recent years through the construction of rigs. Currently, we have one newbuild project remaining, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, which is scheduled to commence operations under a four-year contract in the North Sea in mid-2016. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also plan to continue to evaluate opportunities to enhance our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and an enhanced ability to execute the increasingly more complex drilling programs required by our customers.

While we cannot predict the future level of demand or dayrates for our services or future conditions in the offshore contract drilling industry, we believe we are strategically well positioned.

Spin-off of Paragon Offshore plc

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-Off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-Off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program. The results of operations for Paragon Offshore prior to the Spin-off date and incremental Spin-off related costs have been classified as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. For additional information regarding the Spin-off, see Note 2 to the consolidated financial statements included in this report.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of March 31, 2015, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2015 (1)	2016	2017	2018	2019-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (5)	$7,379	$1,769	$1,803	$1,102	$704	$2,001
Jackups	2,046	503	620	409	252	262

Total (3)	$9,425	$2,272	$2,423	$1,511	$956	$2,263

Percent of Available Days Committed (4)
Semisubmersibles/Drillships		78%	58%	35%	24%	14%
Jackups		77%	62%	40%	19%	2%

Total		78%	60%	37%	21%	8%

(1)	Represents a nine-month period beginning April 1, 2015.
(2)	Our drilling contract with Petróleo Brasileiro S.A. (“Petrobras”) provides an opportunity for us to earn performance bonuses based on reaching targets for downtime experienced for our rig operating offshore Brazil. Our backlog includes an amount equal to 50 percent of potential performance bonuses for this rig, or approximately $7 million.

The drilling contracts with Royal Dutch Shell, plc (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Clyde Boudreaux, Noble Don Taylor and the Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contracts. Our backlog includes an amount equal to 25 percent of potential performance bonuses for these rigs, or approximately $133 million.

(3)	Some of our drilling contracts provide the customer with certain early termination rights and, in certain cases, these termination rights require minimal or no notice and financial penalties. However, as of April 27, 2015, we have not received any notification of contract cancellations.
(4)	Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul, repairs or maintenance. Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2015 and 2016.

(5)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both rigs. As of March 31, 2015, the combined amount of backlog for these rigs totals approximately $1.5 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs totals $763 million.

Subsequent to March 31, 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Aramco”), which are effective from January 1, 2015 through December 31, 2015. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Aramco contracts. At March 31, 2015, revenues recorded in excess of billings as a result of this recognition totaled $21 million, and are included in “Other assets” in the accompanying Consolidated Balance Sheets. The backlog as of March 31, 2015 included above does not include the effect of these reductions, which is expected to be $67 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of March 31, 2015, our contract drilling services backlog did not include any letters of intent.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, we estimate Shell and Freeport-McMoRan Inc. represented approximately 61 percent and 12 percent of our backlog, respectively.

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Net income from continuing operations attributable to Noble-UK for the three months ended March 31, 2015 (the “Current Quarter”) was $178 million, or $0.72 per diluted share, on operating revenues of $804 million, compared to net income from continuing operations for the three months ended March 31, 2014 (the “Comparable Quarter”) of $155 million, or $0.60 per diluted share, on operating revenues of $795 million.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended March 31, 2015 and 2014 was $14 million and $17 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services. In addition, we had non-recurring costs of $12 million during the three months ended March 31, 2014 related to the Spin-off, which we recognized as part of discontinued operations at the Noble-UK level.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2015 and 2014:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	2015	2014	% Change	2015	2014	% Change
Jackups	92%	98%	990	870	14%	$172,700	$163,091	6%
Semisubmersibles	65%	82%	493	814	-39%	392,777	418,558	-6%
Drillships	100%	100%	810	630	29%	512,259	457,665	12%
Other	N/A	0%	N/A	—	* *	N/A	—	* *

Total	86%	91%	2,293	2,314	-1%	$339,961	$333,061	2%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.
**	Not a meaningful percentage.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Operating revenues:
Contract drilling services	$779,361	$770,637	$8,724	1%
Reimbursables (1)	24,981	24,550	431	2%

	$804,342	$795,187	$9,155	1%

Operating costs and expenses:
Contract drilling services	$321,750	$352,880	$(31,130)	-9%
Reimbursables (1)	20,157	21,503	(1,346)	-6%
Depreciation and amortization	148,208	141,888	6,320	4%
General and administrative	23,938	25,428	(1,490)	-6%

	514,053	541,699	(27,646)	-5%

Operating income	$290,289	$253,488	$36,801	15%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by an increase in average dayrates, partially offset by a decrease in operating days. The 2 percent increase in average dayrates increased revenues by approximately $16 million, while the 1 percent decrease in operating days decreased revenues by $7 million.

The increase in contract drilling services revenues relates to our drillships and jackups, which generated approximately $127 million and $29 million more revenue, respectively in the Current Quarter. This was partially offset by decreased revenues related to our semisubmersibles, which declined $147 million from the Comparable Quarter.

The increase in drillship revenues was driven by a 29 percent increase in operating days and a 12 percent increase in average dayrates, resulting in an $83 million and a $44 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the newbuilds Noble Sam Croft and the Noble Tom Madden, which commenced their contracts in July 2014 and November 2014, respectively.

The increase in jackup revenues was driven by a 14 percent increase in operating days and a 6 percent increase in average dayrates, resulting in a $19 million and a $10 million increase in revenues, respectively, from the Comparable Quarter. The increase in both operating days and average dayrates was the result of the commencements of the following newbuilds: Noble Regina Allen, Noble Houston Colbert and Noble Sam Turner in January 2014, March 2014 and August 2014, respectively. This was partially offset by the Noble Mick O’Brien, which was off contract during the Current Quarter but experienced full utilization during the Comparable Quarter.

The decrease in semisubmersible revenues was driven by a 39 percent decline in operating days and a 6 percent decline in average dayrates, resulting in a $134 million and a $13 million decrease in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was primarily attributable to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff during the Current Quarter as a result of our decision to discontinue marketing these rigs based on current market conditions. Additionally, the Noble Max Smith was fully operational during the Comparable Quarter but was off contract during the Current Quarter.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $31 million for the Current Quarter as compared to the Comparable Quarter. Crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts, added approximately $52 million in expense in the Current Quarter. This increase was more than offset by decreased other operating costs and expenses of $83 million, which was primarily driven by a $24 million decrease in labor costs, a $19 million decrease in other rig-related expenses, a $17 million decrease in mobilization and transportation expenses, an $11 million decrease in repair and maintenance expense, a $10 million decrease in operations support and a $2 million decrease in insurance costs related to our policy renewal in March 2015.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the newbuilds noted above.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $2 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of decreased legal and other professional fees.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $9 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of a reduction in capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the completion of construction on four of our newbuild drillships and four of our newbuild jackups. During the Current Quarter, we capitalized approximately 10 percent of total interest charges versus approximately 26 percent during the Comparable Quarter.

Income Tax Provision. Our income tax provision increased $8 million in the Current Quarter. A 17 percent increase in pre-tax earnings generated a $6 million increase in income tax expense. Additionally, a 5 percent increase in the worldwide effective tax rate generated a $2 million increase in income tax expense. The increase in the worldwide effective tax rate was primarily a result of a change in the geographic mix of pre-tax earnings offset by favorable changes in discrete items.

Discontinued Operations. Net income from discontinued operations for the Comparable Quarter was $102 million. Revenues reported within discontinued operations were $456 million during the Comparable Quarter. Operating income included within discontinued operations was $120 million during the Comparable Quarter. There was no activity related to discontinued operations during the Current Quarter.

Liquidity and Capital Resources

Overview

Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on our Consolidated Statements of Cash Flows for the three months ended March 31, 2014 included in this Quarterly Report on Form 10-Q. Net cash from operating activities was $369 million in the Current Quarter and $506 million in the Comparable Quarter. We had working capital of $277 million and $260 million at March 31, 2015 and December 31, 2014, respectively.

Net cash used in investing activities in the Current Quarter was $118 million as compared to $561 million in the Comparable Quarter. The variance primarily relates to lower newbuild expenditures, coupled with expenditures for Paragon Offshore in the Comparable Quarter.

Net cash used in financing activities in the Current Quarter was $237 million as compared to net cash from financing activities of $55 million in the Comparable Quarter. The variance primarily relates to the Current Quarter proceeds of $1.1 billion from the senior notes offering, which we used to repay indebtedness outstanding on our credit facilities and commercial paper program, while the Comparable Quarter includes the repayment of our $250 million 7.375% Senior Notes. Additionally, during the Current Quarter we repurchased 6.2 million shares as part of our share repurchase program. Our total debt as a percentage of total debt plus equity was 40.1 percent at both March 31, 2015 and December 31, 2014. Although we issued $1.1 billion senior notes in March 2015, this amount was substantially offset by a net reduction in indebtedness outstanding on our Credit Facilities and commercial paper program during the Current Quarter as a result of the application of proceeds from the senior note offering.

Our principal sources of capital in the Current Quarter were our $1.1 billion senior notes offering in March 2015 and the cash generated from operating activities noted above. Cash generated during the Current Quarter was primarily used for the following:

•	repay indebtedness outstanding under our Credit Facilities and commercial paper program;

•	normal recurring operating expenses;

•	repurchase 6.2 million shares;

•	payment of our quarterly dividend; and

•	capital expenditures.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed and discretionary capital expenditures;

•	payments of dividends;

•	repayment of maturing debt; and

•	repurchase of shares.

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

At March 31, 2015, we had a total contract drilling services backlog of approximately $9.4 billion. Our backlog as of March 31, 2015 includes a commitment of 78 percent of available days for the remainder of 2015 and 60 percent of available days for 2016. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Capital expenditures, including capitalized interest, totaled $89 million and $517 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures during the first three months of 2015 consisted of the following:

•	$70 million for major projects, subsea related expenditures and upgrades and replacements to drilling equipment;

•	$14 million on newbuilds, including costs for the Noble Lloyd Noble and trailing costs on our recently completed newbuilds; and

•	$5 million in capitalized interest.

Our total capital expenditure estimate for 2015 is approximately $563 million. In addition, we anticipate recording capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of March 31, 2015, we had outstanding commitments, including shipyard and purchase commitments, for approximately $676 million, of which we expect to spend approximately $673 million within the next twelve months.

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

On April 24, 2015, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.375 per share. The payment is expected to total approximately $93 million, based on the number of shares currently outstanding.

The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK and such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The amount, or continuance, of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions, anticipated capital needs and other factors deemed relevant by our Board of Directors and we may decide to change our dividend at any time.

Share Repurchases

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

In January 2015, we repurchased 6.2 million of our ordinary shares at an average price of $16.10 per share, excluding commissions and stamp tax. Including these items, the average price paid per share during January 2015 was $16.21. There can be no assurance as to the timing or amount of any such further repurchases. However, we intend to take a cautious approach to future share repurchases at least until market conditions in the offshore drilling business stabilize.

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

We currently have two credit facilities with an aggregate maximum capacity of $2.7 billion, which are comprised of a five year $2.4 billion senior unsecured credit facility that matures in January 2020 and a $225 million 364-day senior unsecured credit facility that matures in January 2016 (together, the “Credit Facilities”).

We have a commercial paper program, which allows us to issue up to $2.4 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our Credit Facilities and, therefore, are classified as long-term on our Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under our Credit Facilities.

Our total debt related to the Credit Facilities and commercial paper program was $24 million at March 31, 2015 as compared to $1.1 billion at December 31, 2014. At March 31, 2015, we had approximately $2.6 billion of available capacity under the Credit Facilities.

The $2.4 billion facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At March 31, 2015, we had no letters of credit issued under the facility.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.8 billion at March 31, 2015 as compared to $3.7 billion at December 31, 2014. The increase in senior unsecured notes outstanding is a result of the issuance of $1.1 billion aggregate principal amount of senior notes in March 2015, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These senior notes were issued in three separate tranches, consisting of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025, and $400 million of 6.95% Senior Notes due 2045. The weighted average coupon of all three tranches is 5.87%. The interest rate on these senior notes may be increased if the credit rating applicable to the notes is downgraded below certain specified levels. The net proceeds of approximately $1.08 billion, after expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.

Our $350 million 3.45% Senior Notes mature during the third quarter of 2015 and our $300 million 3.05% Senior Notes mature during the first quarter of 2016. We anticipate using availability under our Credit Facilities or commercial paper issuances to repay the outstanding balances; therefore, we continue to report these balances as long-term at March 31, 2015.

Covenants

The Credit Facilities are guaranteed by NHIL and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At March 31, 2015, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the Credit Facilities as of March 31, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and entering into sale and lease-back transactions. At March 31, 2015, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. Under the proposal, the new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are still evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-04 which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are still evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At March 31, 2015, we had $24 million in borrowings outstanding under our Credit Facilities and commercial paper program, which is supported by the Credit Facilities. Assuming our current level of debt, a change in LIBOR rates of 1 percent would increase our interest charges by approximately $0.2 million per year.

Access to our commercial paper program is dependent upon our credit ratings. A decline in our credit ratings below investment grade would prohibit us from accessing the commercial paper market. If we were unable to access the commercial paper market, we would likely transfer any outstanding borrowings to our Credit Facilities. Our Credit Facilities have interest rates that are generally higher than those found in the commercial paper market, which would result in increased interest expense in the future.

In addition, our Credit Facilities and certain of our senior unsecured notes have provisions which vary the applicable interest rates based upon our credit ratings. If our credit ratings were to decline to certain specified levels, the interest expense under our Credit Facilities and certain of our senior unsecured notes would increase.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $4.5 billion at both March 31, 2015 and December 31, 2014, respectively. The senior notes issuance of $1.1 billion in March 2015 was offset by a reduction in indebtedness outstanding under our Credit Facilities and commercial paper program.

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

Our North Sea, Australian and Brazilian operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2015 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $69 million at March 31, 2015. Total unrealized losses related to these forward contracts were approximately $3 million as of March 31, 2015 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $7 million.

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

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation,

Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of March 31, 2015. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2015. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 6 and 14 to our consolidated financial statements included in Item  1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37,000,000 ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. Any repurchases are expected to be funded using cash on hand, cash from operations or short-term borrowings under our Credit Facilities. The authority to make such repurchases will expire on the later of April 2016 or the end of the Company’s 2016 annual general meeting of shareholders, at which time we could seek shareholder approval for further repurchases. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares or cancelled at the company’s election. The following table sets forth for the periods indicated certain information with respect to purchases of shares by Noble-UK:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 2015	6,209,400	$16.10	6,209,400	30,790,600
February 2015	—	$—	—	30,790,600
March 2015	—	$—	—	30,790,600

(1)	The average price paid per share does not include the impact of commissions and stamp tax. Including these items, the average price paid per share in January 2015 was $16.21.

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

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 7, 2015 Date

/s/ James A. MacLennan James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams David W. Williams President and Chief Executive Officer (Principal Executive Officer)	May 7, 2015 Date

/s/ Dennis J. Lubojacky Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”) (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

2.4	Master Separation Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 2.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

3.1	Composite Copy of Articles of Association of Noble-UK, as of June 10, 2014 (filed as Exhibit 3.1 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Revolving Credit Agreement dated as of January 26, 2015, among Noble-Cayman and Noble International Finance Company, a Cayman Islands company, as borrowers; JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender; Wells Fargo Bank, National Association, as a swingline lender; the lenders party thereto; Barclays Bank PLC, Citibank, N.A., DNB Bank ASA New York Branch, HSBC Bank USA, N.A., SunTrust Bank and Wells Fargo, as co-syndication agents; BNP Paribas, Credit Suisse AG, Cayman Islands Branch and Mizuho Bank, Ltd, as co-documentation agents; and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., DNB Markets, Inc., HSBC Securities (USA) Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint lead bookrunners (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.2	364-Day Revolving Credit Agreement dated as of January 29, 2015, among Noble-Cayman and Noble International Finance Company, a Cayman Islands company, as borrowers; JPMorgan, as administrative agent; the lenders party thereto; Barclays Bank PLC, Citibank, N.A. and HSBC Bank USA, N.A., as co-syndication agents; BNP Paribas, as documentation agent; and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., and HSBC Securities (USA) Inc., as joint lead arrangers and joint lead bookrunners (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.3	Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, and Wells Fargo N.A., as Trustee, relating to 4.000% senior notes due 2018, 5.950% senior notes due 2025 and 6.95% senior notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

4.4	First Supplemental Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and Wells Fargo N.A., as Trustee, relating to 4.000% senior notes due 2018, 5.950% senior notes due 2025 and 6.95% senior notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.1	Tax Sharing Agreement, dated as of July 31, 2014, between Noble-UK and Paragon Offshore plc. (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.2	Employee Matters Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.3	Transition Services Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.4	Transition Services Agreement (Brazil), dated as of July 31, 2014, among Paragon Offshore do Brasil Limitada, Paragon Offshore (Nederland) B.V., Paragon Offshore plc, Noble-Cayman, Noble Dave Beard Limited and Noble Drilling (Nederland) II B.V. (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.5*	Noble Corporation 2015 Short Term Incentive Plan.

10.6*	Noble Corporation 2015 Omnibus Incentive Plan, effective May 1, 2015 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on April 29, 2015 and incorporated herein by reference).

10.7*	Amended and Restated Form of Noble-UK 2013 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference).

10.8*	Amended and Restated Form of Noble-UK 2014 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-UK.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.