Form 10-Q
period 2015-06-30
Noble Corp plc; NOBLE CORP
filed 2015-08-06
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares outstanding and trading at July 24, 2015: Noble Corporation plc — 241,969,586

Number of shares outstanding at July 24, 2015: Noble Corporation — 261,245,693

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$247,683	$68,510
Accounts receivable	540,423	569,096
Taxes receivable	60,564	107,490
Prepaid expenses and other current assets	161,634	183,466

Total current assets	1,010,304	928,562

Property and equipment, at cost	14,610,963	14,442,922
Accumulated depreciation	(2,640,518)	(2,330,413)

Property and equipment, net	11,970,445	12,112,509

Other assets	223,967	245,751

Total assets	$13,204,716	$13,286,822

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$350,000	$—
Accounts payable	220,475	265,389
Accrued payroll and related costs	81,804	102,520
Taxes payable	109,786	94,230
Interest payable	80,300	61,964
Other current liabilities	111,529	144,571

Total current liabilities	953,894	668,674

Long-term debt	4,488,541	4,869,020
Deferred income taxes	104,402	120,589
Other liabilities	310,481	341,505

Total liabilities	5,857,318	5,999,788

Commitments and contingencies

Shareholders’ equity
Shares; 241,970 and 247,501 shares outstanding	2,420	2,475
Additional paid-in capital	609,667	695,638
Retained earnings	6,087,800	5,936,035
Accumulated other comprehensive loss	(69,173)	(69,418)

Total shareholders’ equity	6,630,714	6,564,730

Noncontrolling interests	716,684	722,304

Total equity	7,347,398	7,287,034

Total liabilities and equity	$13,204,716	$13,286,822

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues
Contract drilling services	$771,307	$779,368	$1,550,668	$1,550,005
Reimbursables	22,248	24,413	47,229	48,963

	793,555	803,781	1,597,897	1,598,968

Operating costs and expenses
Contract drilling services	319,207	370,902	640,957	723,782
Reimbursables	17,652	17,732	37,809	39,236
Depreciation and amortization	159,123	152,862	313,261	299,060
General and administrative	22,424	27,080	46,362	52,717

	518,406	568,576	1,038,389	1,114,795

Operating income	275,149	235,205	559,508	484,173

Other income (expense)
Interest expense, net of amount capitalized	(57,465)	(36,351)	(106,509)	(76,743)
Interest income and other, net	(431)	(1,361)	6,151	(2,629)

Income from continuing operations before income taxes	217,253	197,493	459,150	404,801
Income tax provision	(39,405)	(34,265)	(82,852)	(69,843)

Net income from continuing operations	177,848	163,228	376,298	334,958
Net income from discontinued operations, net of tax	—	94,234	—	195,746

Net income	177,848	257,462	376,298	530,704
Net income attributable to noncontrolling interests	(18,817)	(22,903)	(38,864)	(39,819)

Net income attributable to Noble Corporation plc	$159,031	$234,559	$337,434	$490,885

Net income attributable to Noble Corporation plc
Income from continuing operations	$159,031	$140,325	$337,434	$295,139
Income from discontinued operations	—	94,234	—	195,746

Net income attributable to Noble Corporation plc	$159,031	$234,559	$337,434	$490,885

Per share data:
Basic:
Income from continuing operations	$0.64	$0.54	$1.36	$1.14
Income from discontinued operations	—	0.37	—	0.76

Net income attributable to Noble Corporation plc	$0.64	$0.91	$1.36	$1.90

Diluted:
Income from continuing operations	$0.64	$0.54	$1.36	$1.14
Income from discontinued operations	—	0.37	—	0.76

Net income attributable to Noble Corporation plc	$0.64	$0.91	$1.36	$1.90

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$177,848	$257,462	$376,298	$530,704

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,425	1,711	(1,874)	2,720
Foreign currency forward contracts	3,054	706	(91)	6,652
Amortization of deferred pension plan amounts (net of tax provision of $582 and $253 for the three months ended June 30, 2015 and 2014, respectively, and $1,148 and $505 for the six months ended June 30, 2015 and 2014, respectively)	1,129	765	2,210	1,528

Other comprehensive income, net	5,608	3,182	245	10,900

Net comprehensive income attributable to noncontrolling interests	(18,817)	(22,903)	(38,864)	(39,819)

Comprehensive income attributable to Noble Corporation plc	$164,639	$237,741	$337,679	$501,785

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$376,298	$530,704
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	313,261	500,299
Deferred income taxes	(17,312)	10,127
Amortization of share-based compensation	21,147	26,517
Net change in other assets and liabilities	74,484	(35,824)

Net cash from operating activities	767,878	1,031,823

Cash flows from investing activities
Capital expenditures	(170,283)	(1,216,404)
Change in accrued capital expenditures	(38,408)	(11,813)

Net cash from investing activities	(208,691)	(1,228,217)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	707,472
Repayment of long-term debt	—	(250,000)
Issuance of senior notes	1,092,728	—
Debt issuance costs on senior notes and credit facilities	(16,070)	(386)
Dividends paid to noncontrolling interests	(44,484)	(41,910)
Repurchases of shares	(100,630)	—
Dividend payments	(185,669)	(193,740)
Employee stock transactions	(2,394)	1,037

Net cash from financing activities	(380,014)	222,473

Net change in cash and cash equivalents	179,173	26,079
Cash and cash equivalents, beginning of period	68,510	114,458

Cash and cash equivalents, end of period	$247,683	$140,537

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Loss	Interests	Equity

Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$(82,164)	$727,445	$9,050,028

Employee related equity activity
Amortization of share-based compensation	—	—	26,517	—	—	—	26,517
Issuance of share-based compensation shares	683	6	(8,952)	—	—	—	(8,946)
Exercise of stock options	127	3	2,548	—	—	—	2,551
Tax benefit of equity transactions	—	—	(1,520)	—	—	—	(1,520)
Net income	—	—	—	490,885	—	39,819	530,704
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,910)	(41,910)
Dividends	—	—	—	(65,491)	—	—	(65,491)
Other comprehensive income, net	—	—	—	—	10,900	—	10,900

Balance at June 30, 2014	254,258	$2,543	$828,879	$8,017,321	$(71,264)	$725,354	$9,502,833

Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$(69,418)	$722,304	$7,287,034

Employee related equity activity
Amortization of share-based compensation	—	—	21,147	—	—	—	21,147
Issuance of share-based compensation shares	678	7	(4,149)	—	—	—	(4,142)
Tax benefit of equity transactions	—	—	(2,401)	—	—	—	(2,401)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	337,434	—	38,864	376,298
Dividends paid to noncontrolling interests	—	—	—	—	—	(44,484)	(44,484)
Dividends	—	—	—	(185,669)	—	—	(185,669)
Other comprehensive income, net	—	—	—	—	245	—	245

Balance at June 30, 2015	241,970	$2,420	$609,667	$6,087,800	$(69,173)	$716,684	$7,347,398

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$245,120	$65,780
Accounts receivable	540,423	569,096
Taxes receivable	60,157	107,289
Prepaid expenses and other current assets	138,604	139,669

Total current assets	984,304	881,834

Property and equipment, at cost	14,572,411	14,404,371
Accumulated depreciation	(2,627,726)	(2,318,220)

Property and equipment, net	11,944,685	12,086,151

Other assets	220,764	222,254

Total assets	$13,149,753	$13,190,239

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$350,000	$—
Accounts payable	218,066	261,012
Accrued payroll and related costs	74,405	91,487
Taxes payable	107,716	91,471
Interest payable	80,300	61,964
Other current liabilities	107,567	139,950

Total current liabilities	938,054	645,884

Long-term debt	4,488,541	4,869,020
Deferred income taxes	104,402	120,589
Other liabilities	304,938	335,964

Total liabilities	5,835,935	5,971,457

Commitments and contingencies

Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	545,352	530,657
Retained earnings	6,094,830	6,009,114
Accumulated other comprehensive loss	(69,173)	(69,418)

Total shareholder equity	6,597,134	6,496,478

Noncontrolling interests	716,684	722,304

Total equity	7,313,818	7,218,782

Total liabilities and equity	$13,149,753	$13,190,239

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues
Contract drilling services	$771,307	$779,368	$1,550,668	$1,550,005
Reimbursables	22,248	24,413	47,229	48,963

	793,555	803,781	1,597,897	1,598,968

Operating costs and expenses
Contract drilling services	318,967	363,206	638,446	713,783
Reimbursables	17,652	17,732	37,809	39,236
Depreciation and amortization	158,797	152,242	312,663	297,845
General and administrative	13,509	11,489	25,717	23,421

	508,925	544,669	1,014,635	1,074,285

Operating income	284,630	259,112	583,262	524,683

Other income (expense)
Interest expense, net of amount capitalized	(57,465)	(36,351)	(106,509)	(76,743)
Interest income and other, net	(1,901)	(1,248)	4,547	(2,643)

Income from continuing operations before income taxes	225,264	221,513	481,300	445,297
Income tax provision	(39,536)	(34,063)	(83,094)	(69,533)

Net income from continuing operations	185,728	187,450	398,206	375,764
Net income from discontinued operations, net of tax	—	100,692	—	214,609

Net income	185,728	288,142	398,206	590,373
Net income attributable to noncontrolling interests	(18,817)	(22,903)	(38,864)	(39,819)

Net income attributable to Noble Corporation	$166,911	$265,239	$359,342	$550,554

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$185,728	$288,142	$398,206	$590,373

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,425	1,711	(1,874)	2,720
Foreign currency forward contracts	3,054	706	(91)	6,652
Amortization of deferred pension plan amounts (net of tax provision of $582 and $253 for the three months ended June 30, 2015 and 2014, respectively, and $1,148 and $505 for the six months ended June 30, 2015 and 2014, respectively)	1,129	765	2,210	1,528

Other comprehensive income, net	5,608	3,182	245	10,900

Net comprehensive income attributable to noncontrolling interests	(18,817)	(22,903)	(38,864)	(39,819)

Comprehensive income attributable to Noble Corporation	$172,519	$268,421	$359,587	$561,454

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$398,206	$590,373
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	312,663	499,084
Deferred income taxes	(17,312)	10,127
Capital contribution by parent - share-based compensation	14,695	18,792
Net change in other assets and liabilities	44,726	(37,241)

Net cash from operating activities	752,978	1,081,135

Cash flows from investing activities
Capital expenditures	(170,283)	(1,216,270)
Change in accrued capital expenditures	(38,408)	(11,813)

Net cash from investing activities	(208,691)	(1,228,083)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	707,472
Repayment of long-term debt	—	(250,000)
Issuance of senior notes	1,092,728	—
Debt issuance costs on senior notes and credit facilities	(16,070)	(386)
Dividends paid to noncontrolling interests	(44,484)	(41,910)
Distributions to parent company, net	(273,626)	(240,900)

Net cash from financing activities	(364,947)	174,276

Net change in cash and cash equivalents	179,340	27,328
Cash and cash equivalents, beginning of period	65,780	110,382

Cash and cash equivalents, end of period	$245,120	$137,710

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

	Shares		Capital in Excess of	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity

Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$(82,164)	$727,445	$9,155,484
Distributions to parent	—	—	—	(240,900)	—	—	(240,900)
Capital contributions by parent - share-based compensation	—	—	18,792	—	—	—	18,792
Net income	—	—	—	550,554	—	39,819	590,373
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,910)	(41,910)
Other comprehensive income, net	—	—	—	—	10,900	—	10,900

Balance at June 30, 2014	261,246	$26,125	$516,108	$8,296,416	$(71,264)	$725,354	$9,492,739

Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$(69,418)	$722,304	$7,218,782
Distributions to parent	—	—	—	(273,626)	—	—	(273,626)
Capital contributions by parent - share-based compensation	—	—	14,695	—	—	—	14,695
Net income	—	—	—	359,342	—	38,864	398,206
Dividends paid to noncontrolling interests	—	—	—	—	—	(44,484)	(44,484)
Other comprehensive income, net	—	—	—	—	245	—	245

Balance at June 30, 2015	261,246	$26,125	$545,352	$6,094,830	$(69,173)	$716,684	$7,313,818

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

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of June 30, 2015, our contract drilling services segment conducts operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean Sea, the Black Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

Note 3 — Discontinued Operations

Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-Off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations. The results of discontinued operations for the three and six months ended June 30, 2014 include the historical results of Paragon Offshore, including $6 million and $19 million, respectively, of non-recurring costs incurred by Noble related to the Spin-Off.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table provides the components of net income from discontinued operations, net of tax for Noble-UK for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Operating revenues
Contract drilling services	$421,038	$856,705
Reimbursables	7,398	19,501
Labor contract drilling services	8,146	16,358
Other	—	1

Operating revenues from discontinued operations	$436,582	$892,565

Income from discontinued operations
Income from discontinued operations before income taxes	$112,404	$232,774
Income tax provision	(18,170)	(37,028)

Net income from discontinued operations	$94,234	$195,746

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

During the six months ended June 30, 2015 and 2014, the Bully joint ventures approved and paid dividends totaling $89 million and $84 million, respectively. Of these amounts, 50 percent were paid to our joint venture partner.

The combined carrying amount of the Bully-class drillships at both June 30, 2015 and December 31, 2014 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures was approximately $41 million at June 30, 2015 as compared to approximately $47 million at December 31, 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 — Share Data

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Basic
Income from continuing operations	$159,031	$140,325	$337,434	$295,139
Earnings allocated to unvested share-based payment awards	(3,555)	(2,257)	(7,489)	(4,767)

Income from continuing operations to common shareholders	155,476	138,068	329,945	290,372

Income from discontinued operations	—	94,234	—	195,746
Earnings allocated to unvested share-based payment awards	—	(1,519)	—	(3,281)

Income from discontinued operations, net of tax to common shareholders	—	92,715	—	192,465

Net income attributable to Noble-UK	159,031	234,559	337,434	490,885
Earnings allocated to unvested share-based payment awards	(3,555)	(3,776)	(7,489)	(8,048)

Net income to common shareholders - basic	$155,476	$230,783	$329,945	$482,837

Diluted
Income from continuing operations	$159,031	$140,325	$337,434	$295,139
Earnings allocated to unvested share-based payment awards	(3,555)	(2,256)	(7,489)	(4,766)

Income from continuing operations to common shareholders	155,476	138,069	329,945	290,373

Income from discontinued operations	—	94,234	—	195,746
Earnings allocated to unvested share-based payment awards	—	(1,518)	—	(3,280)

Income from discontinued operations, net of tax to common shareholders	—	92,716	—	192,466

Net income attributable to Noble-UK	159,031	234,559	337,434	490,885
Earnings allocated to unvested share-based payment awards	(3,555)	(3,774)	(7,489)	(8,046)

Net income to common shareholders - diluted	$155,476	$230,785	$329,945	$482,839

Denominator:
Weighted average shares outstanding - basic	241,966	254,238	242,324	254,090
Incremental shares issuable from assumed exercise of stock options	—	97	—	116

Weighted average shares outstanding - diluted	241,966	254,335	242,324	254,206

Weighted average unvested share-based payment awards	5,533	4,156	5,500	4,172

Earnings per share
Basic
Continuing operations	$0.64	$0.54	$1.36	$1.14
Discontinued operations	—	0.37	—	0.76

Net income attributable to Noble-UK	$0.64	$0.91	$1.36	$1.90

Diluted
Continuing operations	$0.64	$0.54	$1.36	$1.14
Discontinued operations	—	0.37	—	0.76

Net income attributable to Noble-UK	$0.64	$0.91	$1.36	$1.90

Dividends per share	$0.375	$0.375	$0.75	$0.75

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended June 30, 2015 and 2014, approximately 2 million and 1 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share capital

As of June 30, 2015, Noble-UK had approximately 242.0 million shares outstanding and trading as compared to approximately 247.5 million shares outstanding and trading at December 31, 2014. The decrease in shares outstanding is primarily related to the repurchase of 6.2 million shares pursuant to our approved share repurchase program, discussed below. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

Our most recent quarterly dividend payment to shareholders, totaling approximately $93 million (or $0.375 per share), was declared on April 24, 2015 and paid on May 14, 2015 to holders of record on May 4, 2015.

Share repurchases

Under UK law, the company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37,000,000 ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. Any repurchases are expected to be funded using cash on hand, cash from operations or short-term borrowings under our Credit Facilities. The authority to make such repurchases will expire on the later of April 2016 or the end of the Company’s 2016 annual general meeting of shareholders, at which time we could seek shareholder approval for further repurchases. During the six months ended June 30, 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million. During the three months ended June 30, 2015, we did not repurchase any of our shares.

Note 6 — Receivables from Customers

At June 30, 2015, we had receivables of approximately $14 million related to the Noble Max Smith that are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in a Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 7 — Property and Equipment

Property and equipment, at cost, as of June 30, 2015 and December 31, 2014 for Noble-UK consisted of the following:

	June 30, 2015	December 31, 2014
Drilling equipment and facilities	$13,691,525	$13,254,240
Construction in progress	683,410	969,985
Other	236,028	218,697

Property and equipment, at cost	$14,610,963	$14,442,922

Capital expenditures, including capitalized interest, totaled $170 million and $1.2 billion for the six months ended June 30, 2015 and 2014, respectively. Capitalized interest was $6 million and $12 million for the three and six months ended June 30, 2015, respectively, as compared to $13 million and $27 million for the three and six months ended June 30, 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Capital expenditures related to Paragon Offshore for the six months ended June 30, 2014 totaled $135 million. Depreciation expense for Paragon Offshore that was classified as discontinued operations totaled $102 million and $201 million, respectively, for the three and six months ended June 30, 2014.

Note 8 — Debt

Long-term debt consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Senior unsecured notes:
3.45% Senior Notes due August 2015	$350,000	$350,000
3.05% Senior Notes due March 2016	299,990	299,982
2.50% Senior Notes due March 2017	299,938	299,920
4.00% Senior Notes due March 2018	249,516	—
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	499,218	499,151
4.625% Senior Notes due March 2021	399,653	399,627
3.95% Senior Notes due March 2022	399,309	399,264
5.95% Senior Notes due April 2025	448,767	—
6.20% Senior Notes due August 2040	399,895	399,895
6.05% Senior Notes due March 2041	397,700	397,681
5.25% Senior Notes due March 2042	498,324	498,310
6.95% Senior Notes due April 2045	394,536	—

Total senior unsecured notes	4,838,541	3,745,525

Credit facilities & commercial paper program	—	1,123,495

Total debt	4,838,541	4,869,020

Less: Current maturities	(350,000)	—

Long-term debt	$4,488,541	$4,869,020

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

The $2.4 billion facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At June 30, 2015, we had no letters of credit issued under the facility.

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

On August 1, 2015, our $350 million 3.45% Senior Notes matured, which we repaid using cash on hand. We have, therefore, classified these balances as “Current maturities of long-term debt” on our Consolidated Balance Sheet as of June 30, 2015.

Our $300 million 3.05% Senior Notes mature during the first quarter of 2016. We anticipate using availability under our Credit Facilities to repay the outstanding balances; therefore, we continue to report these balances as long-term as of June 30, 2015.

Covenants

The Credit Facilities are guaranteed by NHIL and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2015, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the Credit Facilities as of June 30, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At June 30, 2015, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2015.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our total debt as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
3.45% Senior Notes due August 2015	$350,000	$350,341	$350,000	$354,992
3.05% Senior Notes due March 2016	299,990	302,419	299,982	302,515
2.50% Senior Notes due March 2017	299,938	299,126	299,920	287,014
4.00% Senior Notes due March 2018	249,516	255,442	—	—
7.50% Senior Notes due March 2019	201,695	223,947	201,695	212,068
4.90% Senior Notes due August 2020	499,218	514,130	499,151	471,095
4.625% Senior Notes due March 2021	399,653	396,118	399,627	363,837
3.95% Senior Notes due March 2022	399,309	367,077	399,264	346,425
5.95% Senior Notes due April 2025	448,767	442,302	—	—
6.20% Senior Notes due August 2040	399,895	338,989	399,895	350,351
6.05% Senior Notes due March 2041	397,700	329,678	397,681	343,653
5.25% Senior Notes due March 2042	498,324	376,746	498,310	385,181
6.95% Senior Notes due April 2045	394,536	367,827	—	—

Total senior unsecured notes	4,838,541	4,564,142	3,745,525	3,417,131

Credit facilities & commercial paper program	—	—	1,123,495	1,123,495

Total debt	$4,838,541	$4,564,142	$4,869,020	$4,540,626

Note 9 — Income Taxes

At June 30, 2015, the reserves for uncertain tax positions totaled $112 million (net of related tax benefits of $1 million). If the June 30, 2015 reserves are not realized, the provision for income taxes would be reduced by $112 million. At December 31, 2014, the reserves for uncertain tax positions totaled $116 million (net of related tax benefits of $1 million).

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

Note 10 — Employee Benefit Plans

Pension costs include the following components for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$846	$2,149	$1,433	$2,541
Interest cost	632	2,300	1,472	2,714
Return on plan assets	(911)	(3,286)	(1,856)	(3,846)
Amortization of prior service cost	26	36	(5)	56
Recognized net actuarial loss	110	1,539	316	651

Net pension expense	$703	$2,738	$1,360	$2,116

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Included in net pension expense for the three months ended June 30, 2014 for our non-U.S. and U.S. plans was approximately $0.8 million and $0.5 million, respectively, related to Paragon Offshore that was classified as discontinued operations.

Pension costs include the following components for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,720	$4,298	$2,853	$5,082
Interest cost	1,274	4,599	2,928	5,428
Return on plan assets	(1,837)	(6,573)	(3,691)	(7,692)
Amortization of prior service cost	53	71	(10)	112
Recognized net actuarial loss	155	3,079	629	1,302

Net pension expense	$1,365	$5,474	$2,709	$4,232

Included in net pension expense for the six months ended June 30, 2014 for our non-U.S. and U.S. plans was approximately $2 million and $0.9 million, respectively, related to Paragon Offshore that was classified as discontinued operations.

During the three and six months ended June 30, 2015, we made contributions to our pension plans totaling approximately $0.1 million and $0.3 million, respectively.

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

Cash Flow Hedges

Several of our regional shorebases, including our North Sea, Australian and Brazilian operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2015 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $47 million at June 30, 2015. Total unrealized losses related to these forward contracts were approximately $0.1 million as of June 30, 2015 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Financial Statement Presentation

The following table, together with Note 12, summarizes the financial statement presentation and fair value of our derivative positions as of June 30, 2015 and December 31, 2014:

		Estimated fair value
	Balance sheet classification	June 30, 2015	December 31, 2014
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current assets	$1,103	$—

Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$1,194	$—

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the three months ended June 30, 2015 and 2014:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “contract drilling services” expense		Gain/(loss) recognized through “contract drilling services” expense
	2015	2014	2015	2014	2015	2014
Cash flow hedges
Foreign currency forward contracts	$479	$5,067	$(570)	$1,585	$—	$—

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the six months ended June 30, 2015 and 2014:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to “contract drilling services” expense		Gain/(loss) recognized through “contract drilling services” expense
	2015	2014	2015	2014	2015	2014
Cash flow hedges
Foreign currency forward contracts	$513	$3,873	$(604)	$2,779	$—	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12 — Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2015
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,170	$7,170	$—	$—
Foreign currency forward contracts	1,103	—	1,103	—
Liabilities -
Foreign currency forward contracts	$1,194	$—	$1,194	$—

	December 31, 2014
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,175	$6,175	$—	$—

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

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13 — Accumulated Other Comprehensive Loss

The following tables set forth the components of, and changes in the accumulated balances for each component of, AOCL for the six months ended June 30, 2015 and 2014. All amounts within the tables are shown net of tax.

	Gains / (Losses) on Cash Flow Hedges(1)	Defined Benefit Pension Items(2)	Foreign Currency Items	Total
Balance at December 31, 2013	$—	$(58,598)	$(23,566)	$(82,164)

Activity during period:
Other comprehensive income before reclassifications	9,431	—	2,720	12,151
Amounts reclassified from AOCL	(2,779)	1,528	—	(1,251)

Net other comprehensive income	6,652	1,528	2,720	10,900

Balance at June 30, 2014	$6,652	$(57,070)	$(20,846)	$(71,264)

Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)

Activity during period:
Other comprehensive loss before reclassifications	(695)	—	(1,874)	(2,569)
Amounts reclassified from AOCL	604	2,210	—	2,814

Net other comprehensive income (loss)	(91)	2,210	(1,874)	245

Balance at June 30, 2015	$(91)	$(56,230)	$(12,852)	$(69,173)

(1)	Gains / (losses) on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 11 for additional information.
(2)	Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and curtailment and settlement expenses. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Income through either “contract drilling services” or “general and administrative”. See Note 10 for additional information.

Note 14 — Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of Exxon Mobil Corporation (“Exxon”), which entered into an assignment agreement with British Petroleum plc (“BP”) for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for Exxon. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and Exxon informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against the Libyan operating subsidiaries of both BP and Exxon (the “Defendants”). The arbitration panel issued an award in our favor for the amount of $136 million plus interest and fees, and on July 10, 2015, the period under which the Defendants could seek clarification or correction of the award under the applicable arbitration rules expired. On July 31, 2015, BP paid us $149 million under the award, and we expect Exxon to promptly resolve their portion of the award. We anticipate recognizing award amounts received in our statement of operations during the third quarter.

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

We have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts. We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. Recent reports indicate that this agent has entered into a plea agreement in Brazil in connection with the award of a drilling contract to a competitor, and has implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. We are not aware of any improper activity by Noble in connection with contracts that Noble has entered into with Petrobras, and we have not been contacted by any authorities regarding such contracts or the investigation into Petrobras’ business practices.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2015, there were 45 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana, Mississippi and Texas. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. During the first quarter of 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. We believe that we have accurately reported all amounts in our 2010 and 2011 tax returns. We believe the ultimate resolution of the outstanding assessments in the U.S., for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.

Audit claims of approximately $110 million attributable to income, customs and other business taxes have been assessed against us in Mexico and Brazil. Tax assessments of approximately $52 million have been made against Noble entities in Mexico, of which approximately $38 million relates to Paragon Offshore assets that operated through Noble-retained entities in Mexico prior to the Spin-off. Paragon Offshore has received tax assessments of approximately $220 million against Paragon Offshore entities in Mexico, of which approximately $50 million relates to Noble assets that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. In Brazil, Paragon Offshore has received tax assessments of approximately $150 million, of which $46 million relates to Noble assets that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, Paragon Offshore must indemnify us for all assessed amounts that are related to Paragon Offshore’s Mexico assets, approximately $38 million as noted above, and we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Mexico and Brazil assets, approximately $50 million and $46 million, respectively, as noted above, if and when such payments become due.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have contested, or intend to contest or cooperate with Paragon Offshore where it is contesting, the assessments described above, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions or our ability to collect indemnities from Paragon Offshore under the TSA.

On January 23, 2015, Noble received an official notification of a ruling from the Second Chamber of the Supreme Court in Mexico. The ruling settled an ongoing dispute in Mexico relating to the classification of a Noble subsidiary’s business activity and the applicable rate of depreciation under the Mexican law applicable to the activities of that subsidiary. The ruling did not result in any additional tax liability to Noble. Additionally, the ruling is only applicable to the Noble subsidiary named in the ruling and, therefore, does not establish the depreciation rate applicable to the assets of other Noble subsidiaries. We will continue to contest future assessments received. Any claim by the tax authorities relating to this depreciation issue would be related to the businesses transferred to Paragon Offshore in the Spin-off and, therefore, would be subject to indemnification by Paragon Offshore under the TSA.

We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is R$79 million (approximately $25 million). We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $697 million at June 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. Under the deferred adoption date, the new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2014, the FASB issued ASU No. 2014-15, which amends ASC Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern.” The amendments in this ASU provide guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2015, the FASB issued ASU No. 2015-02 which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In April 2015, the FASB issued ASU No. 2015-03 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-04 which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 16 — Supplemental Financial Information

Consolidated Balance Sheets Information

Deferred revenues from drilling contracts totaled $223 million and $263 million at June 30, 2015 and December 31, 2014, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $90 million at June 30, 2015 as compared to $94 million at December 31, 2014, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Aramco”), which are effective from January 1, 2015 through December 31, 2015. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Aramco contracts. At June 30, 2015, revenues recorded in excess of billings as a result of this recognition totaled $37 million, and are included in “Other assets” in the accompanying Consolidated Balance Sheets.

Consolidated Statements of Cash Flows Information

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Accounts receivable	$28,673	$67,689	$28,673	$67,689
Other current assets	68,667	(47,537)	48,106	(48,834)
Other assets	39,132	(39,612)	18,838	(39,603)
Accounts payable	(9,915)	17,497	(7,947)	5,073
Other current liabilities	(19,481)	(46,749)	(10,350)	(34,454)
Other liabilities	(32,592)	12,888	(32,594)	12,888

	$74,484	$(35,824)	$44,726	$(37,241)

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17 — Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of June 30, 2015 as follows:

Notes	Issuer (Co-Issuer(s))	Guarantor
$350 million 3.45% Senior Notes due 2015	NHIL	Noble-Cayman
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 4.00% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
Noble Drilling Holding, LLC (“NDH”)
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

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2015

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$29	$—	$126	$—	$—	$244,965	$—	$245,120
Accounts receivable	—	—	16,141	—	—	524,282	—	540,423
Taxes receivable	—	16,063	281	—	—	43,813	—	60,157
Short-term notes receivable from affiliates	125,330	—	1,077,965	—	333,965	171,925	(1,709,185)	—
Accounts receivable from affiliates	693,834	437,455	234,677	1,164,504	121,829	4,258,806	(6,911,105)	—
Prepaid expenses and other current assets	1,436	—	4,961	—	—	132,207	—	138,604

Total current assets	820,629	453,518	1,334,151	1,164,504	455,794	5,375,998	(8,620,290)	984,304

Property and equipment, at cost	—	—	2,081,631	—	—	12,490,780	—	14,572,411
Accumulated depreciation	—	—	(315,372)	—	—	(2,312,354)	—	(2,627,726)

Property and equipment, net	—	—	1,766,259	—	—	10,178,426	—	11,944,685

Notes receivable from affiliates	3,304,653	—	236,920	1,980,391	5,000	1,583,587	(7,110,551)	—
Investments in affiliates	4,971,977	1,316,576	2,913,930	8,777,006	6,634,018	—	(24,613,507)	—
Other assets	6,773	—	6,523	27,668	455	179,345	—	220,764

Total assets	$9,104,032	$1,770,094	$6,257,783	$11,949,569	$7,095,267	$17,317,356	$(40,344,348)	$13,149,753

LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$371,720	$1,165,540	$(1,709,185)	$—
Current maturities of long-term debt	—	—	—	350,000	—	—	—	350,000
Accounts payable	—	—	7,658	—	—	210,408	—	218,066
Accrued payroll and related costs	—	—	6,412	—	—	67,993	—	74,405
Accounts payable to affiliates	717,632	65,849	3,460,644	78,638	23,959	2,564,383	(6,911,105)	—
Taxes payable	—	—	—	—	—	107,716	—	107,716
Interest payable	—	—	—	75,888	4,412	—	—	80,300
Other current liabilities	273	—	7,097	—	—	100,197	—	107,567

Total current liabilities	717,905	237,774	3,481,811	504,526	400,091	4,216,237	(8,620,290)	938,054

Long-term debt	—	—	—	4,286,846	201,695	—	—	4,488,541
Notes payable to affiliates	1,769,064	—	600,874	1,169,181	192,215	3,379,217	(7,110,551)	—
Deferred income taxes	—	—	—	—	—	104,402	—	104,402
Other liabilities	19,929	—	27,703	—	—	257,306	—	304,938

Total liabilities	2,506,898	237,774	4,110,388	5,960,553	794,001	7,957,162	(15,730,841)	5,835,935

Commitments and contingencies
Total shareholder equity	6,597,134	1,532,320	2,147,395	5,989,016	6,301,266	8,221,330	(24,191,327)	6,597,134
Noncontrolling interests	—	—	—	—	—	1,138,864	(422,180)	716,684

Total equity	6,597,134	1,532,320	2,147,395	5,989,016	6,301,266	9,360,194	(24,613,507)	7,313,818

Total liabilities and equity	$9,104,032	$1,770,094	$6,257,783	$11,949,569	$7,095,267	$17,317,356	$(40,344,348)	$13,149,753

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

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2015

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$64,269	$—	$—	$755,585	$(48,547)	$771,307
Reimbursables	—	—	8,537	—	—	13,711	—	22,248

Total operating revenues	—	—	72,806	—	—	769,296	(48,547)	793,555

Operating costs and expenses
Contract drilling services	2,792	8,302	17,864	23,389	—	315,167	(48,547)	318,967
Reimbursables	—	—	3,299	—	—	14,353	—	17,652
Depreciation and amortization	—	—	20,683	—	—	138,114	—	158,797
General and administrative	482	3,672	—	9,045	1	309	—	13,509

Total operating costs and expenses	3,274	11,974	41,846	32,434	1	467,943	(48,547)	508,925

Operating income (loss)	(3,274)	(11,974)	30,960	(32,434)	(1)	301,353	—	284,630
Other income (expense)
Income (loss) of unconsolidated affiliates	187,575	34,898	37,017	248,725	164,049	—	(672,264)	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	—	—	—	—	—	—	—	—

Total income (loss) of unconsolidated affiliates	187,575	34,898	37,017	248,725	164,049	—	(672,264)	—
Interest expense, net of amounts capitalized	(21,133)	(1,229)	(3,310)	(60,552)	(7,753)	(14,215)	50,727	(57,465)
Interest income and other, net	3,743	(1)	14,275	21,011	1,414	8,384	(50,727)	(1,901)

Income from continuing operations before income taxes	166,911	21,694	78,942	176,750	157,709	295,522	(672,264)	225,264
Income tax provision	—	(17,592)	(1,397)	—	—	(20,547)	—	(39,536)

Net income from continuing operations	166,911	4,102	77,545	176,750	157,709	274,975	(672,264)	185,728
Net income from discontinued operations, net of tax	—	—	—	—	—	—	—	—

Net Income	166,911	4,102	77,545	176,750	157,709	274,975	(672,264)	185,728
Net income attributable to noncontrolling interests	—	—	—	—	—	(27,360)	8,543	(18,817)

Net income attributable to Noble Corporation	166,911	4,102	77,545	176,750	157,709	247,615	(663,721)	166,911

Other comprehensive income, net	5,608	—	—	—	—	5,608	(5,608)	5,608

Comprehensive income attributable to Noble Corporation	$172,519	$4,102	$77,545	$176,750	$157,709	$253,223	$(669,329)	$172,519

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2015

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$139,328	$—	$—	$1,493,392	$(82,052)	$1,550,668
Reimbursables	—	—	10,916	—	—	36,313	—	47,229

Total operating revenues	—	—	150,244	—	—	1,529,705	(82,052)	1,597,897

Operating costs and expenses
Contract drilling services	4,607	16,593	47,242	46,228	—	605,828	(82,052)	638,446
Reimbursables	—	—	4,781	—	—	33,028	—	37,809
Depreciation and amortization	—	—	38,051	—	—	274,612	—	312,663
General and administrative	939	7,060	—	17,394	1	323	—	25,717

Total operating costs and expenses	5,546	23,653	90,074	63,622	1	913,791	(82,052)	1,014,635

Operating income (loss)	(5,546)	(23,653)	60,170	(63,622)	(1)	615,914	—	583,262
Other income (expense)
Income (loss) of unconsolidated affiliates	404,301	66,979	92,041	538,483	343,099	—	(1,444,903)	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	—	—	—	—	—	—	—	—

Total income (loss) of unconsolidated affiliates	404,301	66,979	92,041	538,483	343,099	—	(1,444,903)	—
Interest expense, net of amounts capitalized	(45,886)	(2,248)	(6,565)	(108,888)	(13,969)	(27,942)	98,989	(106,509)
Interest income and other, net	6,473	4,831	26,987	41,790	2,813	20,642	(98,989)	4,547

Income from continuing operations before income taxes	359,342	45,909	172,633	407,763	331,942	608,614	(1,444,903)	481,300
Income tax provision	—	(33,685)	(1,776)	—	—	(47,633)	—	(83,094)

Net income from continuing operations	359,342	12,224	170,857	407,763	331,942	560,981	(1,444,903)	398,206
Net income from discontinued operations, net of tax	—	—	—	—	—	—	—	—

Net Income	359,342	12,224	170,857	407,763	331,942	560,981	(1,444,903)	398,206
Net income attributable to noncontrolling interests	—	—	—	—	—	(57,824)	18,960	(38,864)

Net income attributable to Noble Corporation	359,342	12,224	170,857	407,763	331,942	503,157	(1,425,943)	359,342

Other comprehensive income, net	245	—	—	—	—	245	(245)	245

Comprehensive income attributable to Noble Corporation	$359,587	$12,224	$170,857	$407,763	$331,942	$503,402	$(1,426,188)	$359,587

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$85,664	$—	$—	$725,970	$(32,266)	$779,368
Reimbursables	—	—	2,575	—	—	21,838	—	24,413

Total operating revenues	—	—	88,239	—	—	747,808	(32,266)	803,781

Operating costs and expenses
Contract drilling services	2,615	13,267	26,516	35,214	—	317,860	(32,266)	363,206
Reimbursables	—	—	1,662	—	—	16,070	—	17,732
Depreciation and amortization	—	—	15,711	—	—	136,531	—	152,242
General and administrative	334	3,156	—	8,263	1	(265)	—	11,489

Total operating costs and expenses	2,949	16,423	43,889	43,477	1	470,196	(32,266)	544,669

Operating income (loss)	(2,949)	(16,423)	44,350	(43,477)	(1)	277,612	—	259,112
Other income (expense)
Income (loss) of unconsolidated affiliates	184,704	64,955	22,653	164,952	114,022	—	(551,286)	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	100,692	28,089	93,520	118,125	4,083	—	(344,509)	—

Total income (loss) of unconsolidated affiliates	285,396	93,044	116,173	283,077	118,105	—	(895,795)	—
Interest expense, net of amounts capitalized	(22,466)	(736)	(7,151)	(39,998)	(7,955)	(12,452)	54,407	(36,351)
Interest income and other, net	5,258	—	13,069	21,011	317	13,504	(54,407)	(1,248)

Income from continuing operations before income taxes	265,239	75,885	166,441	220,613	110,466	278,664	(895,795)	221,513
Income tax provision	—	(17,194)	(1,522)	—	(1,547)	(13,800)	—	(34,063)

Net income from continuing operations	265,239	58,691	164,919	220,613	108,919	264,864	(895,795)	187,450
Net income from discontinued operations, net of tax	—	(9,860)	(55)	—	—	110,607	—	100,692

Net Income	265,239	48,831	164,864	220,613	108,919	375,471	(895,795)	288,142
Net income attributable to noncontrolling interests	—	—	—	—	—	(33,655)	10,752	(22,903)

Net income attributable to Noble Corporation	265,239	48,831	164,864	220,613	108,919	341,816	(885,043)	265,239

Other comprehensive income, net	3,182	—	—	—	—	3,182	(3,182)	3,182

Comprehensive income attributable to Noble Corporation	$268,421	$48,831	$164,864	$220,613	$108,919	$344,998	$(888,225)	$268,421

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$162,617	$—	$—	$1,461,912	$(74,524)	$1,550,005
Reimbursables	—	—	3,253	—	—	45,710	—	48,963

Total operating revenues	—	—	165,870	—	—	1,507,622	(74,524)	1,598,968

Operating costs and expenses
Contract drilling services	12,686	20,486	61,090	61,330	—	632,715	(74,524)	713,783
Reimbursables	—	—	2,493	—	—	36,743	—	39,236
Depreciation and amortization	—	—	30,345	—	—	267,500	—	297,845
General and administrative	907	5,003	—	15,224	1	2,286	—	23,421

Total operating costs and expenses	13,593	25,489	93,928	76,554	1	939,244	(74,524)	1,074,285

Operating income (loss)	(13,593)	(25,489)	71,942	(76,554)	(1)	568,378	—	524,683
Other income (expense)
Income (loss) of unconsolidated affiliates	391,000	110,710	120,767	420,510	284,171	—	(1,327,158)	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	214,609	53,067	104,560	181,326	6,125	—	(559,687)	—

Total income (loss) of unconsolidated affiliates	605,609	163,777	225,327	601,836	290,296	—	(1,886,845)	—
Interest expense, net of amounts capitalized	(48,350)	(963)	(12,974)	(86,491)	(15,904)	(24,746)	112,685	(76,743)
Interest income and other, net	6,888	—	26,749	46,968	630	28,807	(112,685)	(2,643)

Income from continuing operations before income taxes	550,554	137,325	311,044	485,759	275,021	572,439	(1,886,845)	445,297
Income tax provision	—	(38,593)	(2,206)	—	(1,547)	(27,187)	—	(69,533)

Net income from continuing operations	550,554	98,732	308,838	485,759	273,474	545,252	(1,886,845)	375,764
Net income from discontinued operations, net of tax	—	(18,655)	6,634	—	—	226,630	—	214,609

Net Income	550,554	80,077	315,472	485,759	273,474	771,882	(1,886,845)	590,373
Net income attributable to noncontrolling interests	—	—	—	—	—	(63,641)	23,822	(39,819)

Net income attributable to Noble Corporation	550,554	80,077	315,472	485,759	273,474	708,241	(1,863,023)	550,554

Other comprehensive income, net	10,900	—	—	—	—	10,900	(10,900)	10,900

Comprehensive income attributable to Noble Corporation	$561,454	$80,077	$315,472	$485,759	$273,474	$719,141	$(1,873,923)	$561,454

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2015

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities

Net cash from operating activities	$(37,768)	$(7,445)	$123,844	$(117,391)	$(11,095)	$802,833	$—	$752,978

Cash flows from investing activities
Capital expenditures	—	—	(48,227)	—	—	(160,464)	—	(208,691)

Net cash from investing activities	—	—	(48,227)	—	—	(160,464)	—	(208,691)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	—	—	—	—	—	—	(1,123,495)
Issuance of senior notes	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,450)	—	—	(9,620)	—	—	—	(16,070)
Dividends paid to noncontrolling interests	—	—	—	—	—	(44,484)	—	(44,484)
Distributions to parent company, net	(273,626)	—	—	—	—	—	—	(273,626)
Advances (to) from affiliates	1,441,363	7,445	(75,745)	(965,717)	11,095	(418,441)	—	—

Net cash from financing activities	37,792	7,445	(75,745)	117,391	11,095	(462,925)	—	(364,947)

Net change in cash and cash equivalents	24	—	(128)	—	—	179,444	—	179,340
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780

Cash and cash equivalents, end of period	$29	$—	$126	$—	$—	$244,965	$—	$245,120

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2014

(in thousands)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities

Net cash from operating activities	$(33,190)	$(89,407)	$132,085	$(120,048)	$(16,759)	$1,208,454	$—	$1,081,135

Cash flows from investing activities
Capital expenditures	—	—	(860,876)	—	—	(367,207)	—	(1,228,083)
Notes receivable from affiliates	—	—	—	273,744	—	—	(273,744)	—

Net cash from investing activities	—	—	(860,876)	273,744	—	(367,207)	(273,744)	(1,228,083)

Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	707,472	—	—	—	—	—	—	707,472
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Debt issuance costs on senior notes and credit facilities	(386)	—	—	—	—	—	—	(386)
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,910)	—	(41,910)
Distributions to parent company, net	(240,900)	—	—	—	—	—	—	(240,900)
Advances (to) from affiliates	(159,248)	89,407	729,719	96,300	16,759	(772,937)	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	—	273,744	—

Net cash from financing activities	33,194	89,407	729,719	(153,700)	16,759	(814,847)	273,744	174,276

Net change in cash and cash equivalents	4	—	928	(4)	—	26,400	—	27,328
Cash and cash equivalents, beginning of period	1	—	402	4	—	109,975	—	110,382

Cash and cash equivalents, end of period	$5	$—	$1,330	$—	$—	$136,375	$—	$137,710

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2015, and our results of operations for the three and six months ended June 30, 2015 and 2014. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, level of debt, repayment of debt, costs, expense management, timing or number of share repurchases, borrowings under our credit facilities or other instruments, sources of funds, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract amendments, commencements, extensions, renewals, renegotiations or terminations, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, customers, joint venture partners, contractors, lenders and other third parties, market conditions, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of June 30, 2015, our contract drilling services segment conducts operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean Sea, the Black Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for offshore drillers during the first six months of 2015 remained challenging. The rig capacity imbalance, caused in part by the addition of newbuild units and rigs completing current contracts increased while customer demand for these rigs has decreased. Beginning in June 2014, the price of oil, a key factor in determining customer activity levels, began to decline rapidly, with the Brent crude price declining from approximately $112 per barrel on June 30, 2014 to approximately $63 per barrel on June 30, 2015. In this environment, operators have curtailed drilling programs, especially exploration activity, resulting in a dramatic reduction in dayrates for new contracts as well as lower rig utilization. The industry has responded by accelerating the pace of rig retirements and reducing the supply of marketed rigs across the worldwide fleet.

We expect that the business environment for the remainder of 2015 and 2016 will remain challenging and could potentially deteriorate further. The present level of global economic activity, high levels of US onshore oil production, the potential increase of oil supply from Iran and a lack of production cuts within OPEC are contributing to an uncertain oil price environment, leading to a persistent disruption in our customers’ exploration and production spending plans. Current and expected demand from customers over the remainder of 2015 and 2016 is not expected to support the current supply of offshore drilling rigs resulting from capital expenditures that the offshore drilling industry has undertaken in recent years or the continuation of capital expenditures at similar levels. We cannot give any assurances as to when these conditions in the offshore drilling market will improve, or when there will be higher demand for contract drilling services or a decline in the supply of available drilling rigs. While current market conditions persist, we will continue to focus on operating efficiency, cost control and operating margin preservation, which could include stacking or scrapping additional drilling rigs.

We believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. Also, we believe the ultimate recovery will benefit from any sustained under-investment by clients during this current market phase.

Consistent with our policy, we evaluate property and equipment for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Further declines in the offshore drilling market, or lack of recovery in market conditions, to the extent actual results do not meet our estimated assumptions, may lead to potential impairments in the future.

Results and Strategy

Our business strategy focuses on deepwater drilling and high-specification jackups and the deployment of our drilling rigs in important oil and gas basins around the world.

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

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of June 30, 2015, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2015 (1)	2016	2017	2018	2019-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (5)	$6,788	$1,180	$1,811	$1,100	$701	$1,996
Jackups	1,901	299	665	424	252	261

Total (3)	$8,689	$1,479	$2,476	$1,524	$953	$2,257

Percent of Available Days Committed (4)
Semisubmersibles/Drillships		78%	58%	35%	24%	14%
Jackups		80%	68%	41%	19%	2%

Total		79%	63%	38%	21%	8%

(1)	Represents a six-month period beginning July 1, 2015.
(2)	The drilling contracts with Royal Dutch Shell, plc (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Clyde Boudreaux, Noble Don Taylor and the Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contracts. Our backlog includes an amount equal to 25 percent of potential performance bonuses for these rigs, or approximately $117 million.
(3)	Some of our drilling contracts provide the customer with certain termination rights and, in certain cases, these termination rights require minimal or no notice or financial penalties. However, as of July 27, 2015, we have not received any notification of contract cancellations.
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
(5)	Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both rigs. As of June 30, 2015, the combined amount of backlog for these rigs totals approximately $1.4 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs totals $720 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of June 30, 2015, our contract drilling services backlog did not include any letters of intent.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, achievement of bonuses, weather conditions and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, Shell and Freeport-McMoRan Inc. represented approximately 61 percent and 12 percent of our backlog, respectively.

Results of Operations

For the Three Months Ended June 30, 2015 and 2014

Net income from continuing operations attributable to Noble-UK for the three months ended June 30, 2015 (the “Current Quarter”) was $159 million, or $0.64 per diluted share, on operating revenues of $794 million, compared to net income from continuing operations for the three months ended June 30, 2014 (the “Comparable Quarter”) of $140 million, or $0.54 per diluted share, on operating revenues of $804 million.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended June 30, 2015 and 2014 was $9 million and $24 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services. In addition, we had non-recurring costs of $6 million during the Comparable Quarter related to the Spin-off, which we recognized as part of discontinued operations at the Noble-UK level.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2015 and 2014:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	2015	2014	% Change	2015	2014	% Change

Jackups	84%	87%	993	870	14%	$171,482	$178,259	-4%
Semisubmersibles	63%	74%	455	742	-39%	403,319	424,199	-5%
Drillships	100%	100%	819	637	29%	509,783	485,686	5%

Total	83%	85%	2,267	2,249	1%	$340,217	$346,494	-2%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30		Change
	2015	2014	$	%
Operating revenues:
Contract drilling services	$771,307	$779,368	$(8,061)	-1%
Reimbursables (1)	22,248	22,243	5	0%

	$793,555	$801,611	$(8,056)	-1%

Operating costs and expenses:
Contract drilling services	$319,207	$370,902	$(51,695)	-14%
Reimbursables (1)	17,652	17,097	555	3%
Depreciation and amortization	153,579	148,324	5,255	4%
General and administrative	22,424	26,845	(4,421)	-16%

	512,862	563,168	(50,306)	-9%

Operating income	$280,693	$238,443	$42,250	18%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a decrease in average dayrates, partially offset by an increase in operating days. The 2 percent decrease in average dayrates decreased revenues by $14 million, which was partially offset by the 1 percent increase in operating days which increased revenues by $6 million.

The decrease in contract drilling services revenues was related to our semisubmersibles, which generated $131 million less revenue than in the Comparable Quarter. This was partially offset by increased revenues related to our drillships and jackups, which generated $108 million and $15 million more revenue, respectively, in the Current Quarter.

The decrease in semisubmersible revenues was driven by a 39 percent decrease in operating days and a 5 percent decrease in average dayrates, resulting in a $122 million and a $9 million decrease in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was primarily attributable to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff as a result of our decision to discontinue marketing these rigs based on current market conditions. Additionally, the Noble Max Smith and the Noble Paul Romano were operational during the Comparable Quarter but were off contract during the Current Quarter.

The increase in drillship revenues was driven by a 29 percent increase in operating days and a 5 percent increase in average dayrates, resulting in an $88 million and a $20 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the newbuilds Noble Sam Croft and the Noble Tom Madden, which commenced their contracts in July 2014 and November 2014, respectively.

The 14 percent increase in operating days on our jackups resulted in a $22 million increase in revenues from the Comparable Quarter. The increase in operating days was the result of the commencement of the Noble Sam Turner in August 2014 and the Noble David Tinsley, which was fully operational during the Current Quarter but was off contract during the Comparable Quarter. This was partially offset by the Noble Mick O’Brien, which was off contract during the Current Quarter but experienced full utilization during the Comparable Quarter. The 4 percent decline in average dayrates resulted in a $7 million decrease in revenues driven by unfavorable dayrate changes on contracts across the jackup fleet.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $52 million for the Current Quarter as compared to the Comparable Quarter. Crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts added approximately $41 million in expense in the Current Quarter. This was partially offset by decreased costs of $34 million related to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff and $34 million related to idle or stacked rigs. The remaining $25 million decrease in costs was primarily driven by a $27 million decrease in mobilization and transportation expenses related to certain rig moves during the Comparable Quarter and a $2 million decrease in insurance costs related to our policy renewal in March 2015, which was partially offset by a $4 million increase in other rig-related expenses.

The increase in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to assets placed in service, including the newbuilds noted above.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $5 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of decreased legal and other professional fees.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $21 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of the $1.1 billion of senior notes issued in March 2015, coupled with a reduction in capitalized interest in the Current Quarter as compared to the Comparable Quarter due primarily to the completion of construction on two of our newbuild drillships and two of our newbuild jackups. During the Current Quarter, we capitalized approximately 10 percent of total interest charges versus approximately 27 percent during the Comparable Quarter.

Income Tax Provision. Our income tax provision increased $5 million in the Current Quarter. A 10 percent increase in pre-tax earnings generated a $3 million increase in income tax expense. Additionally, a 5 percent increase in the worldwide effective tax rate generated a $2 million increase in income tax expense. The increase in the worldwide effective tax rate was primarily a result of a change in the geographic mix of pre-tax earnings.

Discontinued Operations. Net income from discontinued operations for the Comparable Quarter was $94 million. Revenues reported within discontinued operations were $437 million during the Comparable Quarter. Operating income included within discontinued operations was $111 million during the Comparable Quarter. There was no activity related to discontinued operations during the Current Quarter.

For the Six Months Ended June 30, 2015 and 2014

Net income from continuing operations attributable to Noble-UK for the six months ended June 30, 2015 (the “Current Period”) was $337 million, or $1.36 per diluted share, on operating revenues of $1.6 billion, compared to net income from continuing operations for the six months ended June 30, 2014 (the “Comparable Period”) of $295 million, or $1.14 per diluted share, on operating revenues of $1.6 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Period and the Comparable Period, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the six months ended June 30, 2015 and 2014 was $24 million and $41 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services. In addition, we had non-recurring costs of $19 million during the Comparable Period related to the Spin-off, which we recognized as part of discontinued operations at the Noble-UK level.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2015 and 2014:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	2015	2014	% Change	2015	2014	% Change

Jackups	88%	92%	1,983	1,740	14%	$172,090	$170,672	1%
Semisubmersibles	64%	78%	948	1,556	-39%	397,839	421,250	-6%
Drillships	100%	100%	1,629	1,267	29%	511,014	471,753	8%
Other	N/A	0%	N/A	—	**	N/A	—	**

Total	85%	88%	4,560	4,563	0%	$340,089	$339,682	0%

(1)	We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)	Information reflects the number of days that our rigs were operating under contract.
**	Not a meaningful percentage.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,		Change
	2015	2014	$	%
Operating revenues:
Contract drilling services	$1,550,668	$1,550,005	$663	0%
Reimbursables (1)	47,229	46,793	436	1%

	$1,597,897	$1,596,798	$1,099	0%

Operating costs and expenses:
Contract drilling services	$640,957	$723,782	$(82,825)	-11%
Reimbursables (1)	37,809	38,600	(791)	-2%
Depreciation and amortization	301,787	290,212	11,575	4%
General and administrative	46,362	52,273	(5,911)	-11%

	1,026,915	1,104,867	(77,952)	-7%

Operating income	$570,982	$491,931	$79,051	16%

(1)	We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a slight increase in average dayrates, partially offset by a slight decrease in operating days. The slight increase in average dayrates increased revenues by approximately $2 million, while the slight decrease in operating days decreased revenues by $1 million.

The marginal increase in contract drilling services revenues relates to our drillships and jackups, which generated approximately $235 million and $44 million more revenue, respectively, in the Current Period. This was partially offset by decreased revenues related to our semisubmersibles, which declined $278 million from the Comparable Period.

The increase in drillship revenues was driven by a 29 percent increase in operating days and an 8 percent increase in average dayrates, resulting in a $171 million and a $64 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the newbuilds Noble Sam Croft and the Noble Tom Madden, which commenced their contracts in July 2014 and November 2014, respectively.

The increase in jackup revenues was driven by a 14 percent increase in operating days and a 1 percent increase in average dayrates, resulting in a $41 million and a $3 million increase in revenues, respectively, from the Comparable Period. The increase in both operating days and average dayrates was the result of the commencements of the following newbuilds: Noble Regina Allen, Noble Houston Colbert and Noble Sam Turner in January 2014, March 2014 and August 2014, respectively. This was partially offset by the Noble Mick O’Brien, which was off contract during the Current Period but experienced full utilization during the Comparable Period.

The decrease in semisubmersible revenues was driven by a 39 percent decline in operating days and a 6 percent decline in average dayrates, resulting in a $256 million and a $22 million decrease in revenues, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was primarily attributable to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff during the Current Period as a result of our decision to discontinue marketing these rigs based on current market conditions. Additionally, the Noble Max Smith and Noble Paul Romano were operational during the Comparable Period but were off contract during the Current Period.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $83 million for the Current Period as compared to the Comparable Period. Crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts added approximately $93 million in expense in the Current Period. This was partially offset by decreased costs of $74 million related to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff and $54 million related to idle or stacked rigs. The remaining $48 million decrease in costs was primarily driven by a $32 million decrease in mobilization and transportation expenses related to certain rig moves during the Comparable Period, an $8 million decrease in other rig-related expenses, a $5 million decrease in labor costs and a $3 million decrease in operations support.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to assets placed in service, including the newbuilds noted above.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $6 million in the Current Period as compared to the Comparable Period primarily as a result of decreased legal and other professional fees.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $30 million in the Current Period as compared to the Comparable Period. The increase is a result of the $1.1 billion of senior notes issued in March 2015, coupled with a reduction in capitalized interest in the Current Period as compared to the Comparable Period due primarily to the completion of construction on four of our newbuild jackups and two of our newbuild drillships. During the Current Period, we capitalized approximately 10 percent of total interest charges versus approximately 26 percent during the Comparable Period.

Income Tax Provision. Our income tax provision increased $13 million in the Current Period. A 13 percent increase in pre-tax earnings generated a $9 million increase in income tax expense. Additionally, a 5 percent increase in the worldwide effective tax rate generated a $4 million increase in income tax expense. The increase in the worldwide effective tax rate was primarily a result of a change in the geographic mix of pre-tax earnings offset by favorable changes in discrete items.

Discontinued Operations. Net income from discontinued operations for the Comparable Period was $196 million. Revenues reported within discontinued operations were $893 million during the Comparable Period. Operating income included within discontinued operations was $232 million during the Comparable Period. There was no activity related to discontinued operations during the Current Period.

Liquidity and Capital Resources

Overview

Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on our Consolidated Statements of Cash Flows for the six months ended June 30, 2014 included in this Quarterly Report on Form 10-Q. Net cash from operating activities was $768 million in the Current Period and $1.0 billion in the Comparable Period. We had working capital of $56 million and $260 million at June 30, 2015 and December 31, 2014, respectively.

Net cash used in investing activities in the Current Period was $209 million as compared to $1.2 billion in the Comparable Period. The variance primarily relates to lower newbuild expenditures, coupled with expenditures for Paragon Offshore in the Comparable Period.

Net cash used in financing activities in the Current Period was $380 million as compared to net cash provided from financing activities of $222 million in the Comparable Period. The variance primarily relates to the Current Period proceeds of $1.1 billion from the senior notes offering, which we used to repay indebtedness outstanding on our credit facilities and commercial paper program, while the Comparable Period includes the repayment of our $250 million 7.375% Senior Notes. Additionally, during the Current Period we repurchased

6.2 million shares as part of our share repurchase program. Our total debt as a percentage of total debt plus equity was 39.7 percent at June 30, 2015 as compared to 40.1 percent at December 31, 2014. Although we issued $1.1 billion senior notes in March 2015, this amount was substantially offset by a net reduction in indebtedness outstanding on our Credit Facilities and commercial paper program during the Current Period as a result of the application of proceeds from the senior note offering.

Our principal sources of capital in the Current Period were our $1.1 billion senior notes offering in March 2015 and the cash generated from operating activities noted above. Cash generated during the Current Period was primarily used for the following:

•	repay indebtedness outstanding under our Credit Facilities and commercial paper program;

•	normal recurring operating expenses;

•	payment of our quarterly dividends;

•	repurchase 6.2 million shares; and

•	capital expenditures.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed and discretionary capital expenditures;

•	repayment of maturing debt;

•	payments of dividends; and

•	repurchase of shares.

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

At June 30, 2015, we had a total contract drilling services backlog of approximately $8.7 billion. Our backlog as of June 30, 2015 includes a commitment of 79 percent of available days for the remainder of 2015 and 63 percent of available days for 2016. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Capital expenditures, including capitalized interest, totaled $170 million and $1.2 billion for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures during the first six months of 2015 consisted of the following:

•	$135 million for major projects, subsea related expenditures and upgrades and replacements to drilling equipment;

•	$23 million on newbuilds, including costs for the Noble Lloyd Noble and trailing costs on our recently completed newbuilds; and

•	$12 million in capitalized interest.

Our total capital expenditure estimate for 2015 is approximately $503 million. In addition, we anticipate recording capitalized interest, which may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of June 30, 2015, we had outstanding commitments, including shipyard and purchase commitments, for approximately $697 million, all of which we expect to spend within the next twelve months.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $93 million (or $0.375 per share), was declared on April 24, 2015 and paid on May 14, 2015 to holders of record on May 4, 2015.

On July 24, 2015, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.375 per share. The payment is expected to total approximately $93 million, based on the number of shares currently outstanding.

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

Our total debt related to the Credit Facilities and commercial paper program was $1.1 billion at December 31, 2014. At June 30, 2015, we had no amounts outstanding under the Credit Facilities and commercial paper program, therefore, we had $2.7 billion of available capacity under the Credit Facilities.

The $2.4 billion facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At June 30, 2015, we had no letters of credit issued under the facility.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.8 billion at June 30, 2015 as compared to $3.7 billion at December 31, 2014. The increase in senior unsecured notes outstanding is a result of the issuance of $1.1 billion aggregate principal amount of senior notes in March 2015, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These senior notes were issued in three separate tranches, consisting of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025, and $400 million of 6.95% Senior Notes due 2045. The weighted average coupon of all three tranches is 5.87%. The interest rate on these senior notes may be increased if the credit rating applicable to the notes is downgraded below certain specified levels. The net proceeds of approximately $1.08 billion, after expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.

On August 1, 2015, our $350 million 3.45% Senior Notes matured, which we repaid using cash on hand. We have, therefore, classified these balances as “Current maturities of long-term debt” on our Consolidated Balance Sheet as of June 30, 2015.

Our $300 million 3.05% Senior Notes mature during the first quarter of 2016. We anticipate using availability under our Credit Facilities to repay the outstanding balances; therefore, we continue to report these balances as long-term as of June 30, 2015.

Covenants

The Credit Facilities are guaranteed by NHIL and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At June 30, 2015, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the Credit Facilities as of June 30, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and entering into sale and lease-back transactions. At June 30, 2015, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. Under the deferred adoption date, the new guidance will be effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2014, the FASB issued ASU No. 2014-15, which amends ASC Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern.” The amendments in this ASU provide guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2015, the FASB issued ASU No. 2015-02 which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-04 which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At June 30, 2015, we had no borrowings outstanding under our Credit Facilities and commercial paper program, which is supported by the Credit Facilities.

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

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $4.6 billion and $4.5 billion at June 30, 2015 and December 31, 2014, respectively. The senior notes issuance of $1.1 billion in March 2015 was substantially offset by a reduction in indebtedness outstanding under our Credit Facilities and commercial paper program.

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

Our North Sea, Australian and Brazilian operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2015 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $47 million at June 30, 2015. Total unrealized losses related to these forward contracts were approximately $0.1 million as of June 30, 2015 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $5 million.

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

In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited and Noble Resources Limited, both indirect, wholly-owned subsidiaries of Noble-UK, maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (collectively referred to as our “non-U.S. plans”). Benefits are based on credited service and employees’ compensation, as defined by the plans.

Changes in market asset values related to the pension plans noted above could have a material impact upon our Consolidated Statement of Comprehensive Income and could result in material cash expenditures in future periods.

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of June 30, 2015. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2015. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 6 and 14 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37,000,000 ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. Any repurchases are expected to be funded using cash on hand, cash from operations or short-term borrowings under our Credit Facilities. The authority to make such repurchases will expire on the later of April 2016 or the end of the Company’s 2016 annual general meeting of shareholders, at which time we could seek shareholder approval for further repurchases. The company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves. Any shares purchased by the company out of distributable reserves may be held as treasury shares or cancelled at the company’s election. During the three months ended June 30, 2015, there were no repurchases by Noble-UK of its shares.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	August 6, 2015
David W. Williams	Date
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ James A. MacLennan
James A. MacLennan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	August 6, 2015
David W. Williams	Date
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky
Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

2.1	Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (“Noble-UK”) (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2	Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation (“Noble-Swiss”), Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3	Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

2.4	Master Separation Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 2.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

3.1	Composite Copy of Articles of Association of Noble-UK, as of June 10, 2014 (filed as Exhibit 3.1 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1	Revolving Credit Agreement dated as of January 26, 2015, among Noble-Cayman and Noble International Finance Company, a Cayman Islands company, as borrowers; JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender; Wells Fargo Bank, National Association, as a swingline lender; the lenders party thereto; Barclays Bank PLC, Citibank, N.A., DNB Bank ASA New York Branch, HSBC Bank USA, N.A., SunTrust Bank and Wells Fargo, as co-syndication agents; BNP Paribas, Credit Suisse AG, Cayman Islands Branch and Mizuho Bank, Ltd, as co-documentation agents; and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., DNB Markets, Inc., HSBC Securities (USA) Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint lead bookrunners (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.2	364-Day Revolving Credit Agreement dated as of January 29, 2015, among Noble-Cayman and Noble International Finance Company, a Cayman Islands company, as borrowers; JPMorgan, as administrative agent; the lenders party thereto; Barclays Bank PLC, Citibank, N.A. and HSBC Bank USA, N.A., as co-syndication agents; BNP Paribas, as documentation agent; and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., and HSBC Securities (USA) Inc., as joint lead arrangers and joint lead bookrunners (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.3	Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, and Wells Fargo N.A., as Trustee, relating to 4.000% senior notes due 2018, 5.950% senior notes due 2025 and 6.95% senior notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

4.4	First Supplemental Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and Wells Fargo N.A., as Trustee, relating to 4.000% senior notes due 2018, 5.950% senior notes due 2025 and 6.95% senior notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

10.1	Tax Sharing Agreement, dated as of July 31, 2014, between Noble-UK and Paragon Offshore plc. (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.2	Employee Matters Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.3	Transition Services Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.4	Transition Services Agreement (Brazil), dated as of July 31, 2014, among Paragon Offshore do Brasil Limitada, Paragon Offshore (Nederland) B.V., Paragon Offshore plc, Noble-Cayman, Noble Dave Beard Limited and Noble Drilling (Nederland) II B.V. (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.5*	Noble Corporation 2015 Short Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.6*	Noble Corporation 2015 Omnibus Incentive Plan, effective May 1, 2015 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on April 29, 2015 and incorporated herein by reference).

10.7*	Amended and Restated Form of Noble-UK 2013 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference).

10.8*	Amended and Restated Form of Noble-UK 2014 Performance-Vested Restricted Stock Unit Award under the Noble-UK 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on October 16, 2014 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

31.2	Certification of James A. MacLennan pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-UK.

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.