Form 10-Q
period 2015-09-30
Noble Corp plc; NOBLE CORP
filed 2015-11-04
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Noble Corporation plc:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Number of shares outstanding and trading at October 23, 2015: Noble Corporation plc —241,971,945

Number of shares outstanding: Noble Corporation — 261,245,693

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$164,430	$68,510
Accounts receivable	530,401	569,096
Taxes receivable	66,852	107,490
Prepaid expenses and other current assets	174,194	183,466
Total current assets	935,877	928,562
Property and equipment, at cost	14,717,312	14,442,922
Accumulated depreciation	(2,798,645)	(2,330,413)
Property and equipment, net	11,918,667	12,112,509
Other assets	203,474	245,751
Total assets	$13,058,018	$13,286,822
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,993	$—
Accounts payable	207,892	265,389
Accrued payroll and related costs	90,052	102,520
Taxes payable	154,295	94,230
Interest payable	44,922	61,964
Other current liabilities	107,042	144,571
Total current liabilities	904,196	668,674
Long-term debt	4,188,727	4,869,020
Deferred income taxes	46,366	120,589
Other liabilities	325,956	341,505
Total liabilities	5,465,245	5,999,788
Commitments and contingencies
Shareholders' equity
Shares; 241,970 and 247,501 shares outstanding	2,420	2,475
Additional paid-in capital	618,808	695,638
Retained earnings	6,320,833	5,936,035
Accumulated other comprehensive loss	(72,032)	(69,418)
Total shareholders' equity	6,870,029	6,564,730
Noncontrolling interests	722,744	722,304
Total equity	7,592,773	7,287,034
Total liabilities and equity	$13,058,018	$13,286,822

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues
Contract drilling services	$873,813	$810,200	$2,424,481	$2,360,205
Reimbursables	22,858	18,595	70,087	67,558
Other	—	1	—	1
	896,671	828,796	2,494,568	2,427,764
Operating costs and expenses
Contract drilling services	293,067	385,674	934,024	1,109,456
Reimbursables	17,783	13,641	55,592	52,877
Depreciation and amortization	160,652	161,246	473,913	460,306
General and administrative	15,196	24,602	61,558	77,319
	486,698	585,163	1,525,087	1,699,958
Operating income	409,973	243,633	969,481	727,806
Other income (expense)
Interest expense, net of amount capitalized	(54,687)	(37,751)	(161,196)	(114,494)
Interest income and other, net	30,934	2,760	37,085	131
Income from continuing operations before income taxes	386,220	208,642	845,370	613,443
Income tax provision	(41,789)	(40,782)	(124,641)	(110,625)
Net income from continuing operations	344,431	167,860	720,729	502,818
Net (loss) income from discontinued operations, net of tax	—	(20,214)	—	175,532
Net income	344,431	147,646	720,729	678,350
Net income attributable to noncontrolling interests	(18,624)	(20,471)	(57,488)	(60,290)
Net income attributable to Noble Corporation plc	$325,807	$127,175	$663,241	$618,060
Net income attributable to Noble Corporation plc
Income from continuing operations	$325,807	$147,389	$663,241	$442,528
(Loss)/income from discontinued operations	—	(20,214)	—	175,532
Net income attributable to Noble Corporation plc	$325,807	$127,175	$663,241	$618,060
Per share data:
Basic:
Income from continuing operations	$1.32	$0.57	$2.68	$1.71
(Loss)/income from discontinued operations	—	(0.08)	—	0.68
Net income attributable to Noble Corporation plc	$1.32	$0.49	$2.68	$2.39
Diluted:
Income from continuing operations	$1.32	$0.57	$2.68	$1.71
(Loss)/income from discontinued operations	—	(0.08)	—	0.68
Net income attributable to Noble Corporation plc	$1.32	$0.49	$2.68	$2.39

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$344,431	$147,646	$720,729	$678,350
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,694)	(1,577)	(4,568)	1,143
Foreign currency forward contracts	(1,271)	(6,925)	(1,362)	(273)
Net pension plan loss (net of tax benefit of $386 for both the three and nine months ended September 30, 2014)	—	(1,409)	—	(1,409)
Net pension plan curtailment and settlement expense (net of tax provision of $193 for both the three and nine months ended September 30, 2014)	—	358	—	358
Amortization of deferred pension plan amounts (net of tax provision of $575 and $253 for the three months ended September 30, 2015 and 2014, respectively, and $1,723 and $758 for the nine months ended September 30, 2015 and 2014, respectively)	1,106	571	3,316	2,099
Other comprehensive (loss) income, net	(2,859)	(8,982)	(2,614)	1,918
Net comprehensive income attributable to noncontrolling interests	(18,624)	(20,471)	(57,488)	(60,290)
Comprehensive income attributable to Noble Corporation plc	$322,948	$118,193	$660,627	$619,978

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$720,729	$678,350
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	473,913	696,380
Deferred income taxes	(76,012)	23,380
Amortization of share-based compensation	30,296	37,432
Net change in other assets and liabilities	103,299	(47,244)
Net cash from operating activities	1,252,225	1,388,298
Cash flows from investing activities
Capital expenditures	(280,048)	(1,747,495)
Change in accrued capital expenditures	(43,440)	(52,466)
Proceeds from disposal of assets	2,535	—
Net cash from investing activities	(320,953)	(1,799,961)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	(569,489)
Repayment of long-term debt	(350,000)	(250,000)
Issuance of senior notes	1,092,728	—
Long-term borrowings of Paragon Offshore	—	1,726,750
Financing costs on long-term borrowings of Paragon Offshore	—	(30,876)
Cash balances of Paragon Offshore in Spin-off	—	(104,152)
Debt issuance costs on senior notes and credit facilities	(16,070)	(386)
Dividends paid to noncontrolling interests	(57,048)	(64,339)
Repurchases of shares	(100,630)	(52,701)
Dividend payments	(278,443)	(290,643)
Employee stock transactions	(2,394)	1,395
Net cash from financing activities	(835,352)	365,559
Net change in cash and cash equivalents	95,920	(46,104)
Cash and cash equivalents, beginning of period	68,510	114,458
Cash and cash equivalents, end of period	$164,430	$68,354

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Loss	Interests	Equity
Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$(82,164)	$727,445	$9,050,028
Employee related equity activity
Amortization of share-based compensation	—	—	37,432	—	—	—	37,432
Issuance of share-based compensation shares	689	6	(9,049)	—	—	—	(9,043)
Exercise of stock options	131	3	2,644	—	—	—	2,647
Tax benefit of equity transactions	—	—	(1,258)	—	—	—	(1,258)
Repurchases of shares	(2,010)	(20)	(52,681)	—	—	—	(52,701)
Net income	—	—	—	618,060	—	60,290	678,350
Dividends paid to noncontrolling interests	—	—	—	—	—	(64,339)	(64,339)
Dividends	—	—	—	(162,294)	—	—	(162,294)
Spin-off of Paragon Offshore	—	—	—	(1,413,499)	34,478	—	(1,379,021)
Other comprehensive income, net	—	—	—	—	1,918	—	1,918
Balance at September 30, 2014	252,258	$2,523	$787,374	$6,634,194	$(45,768)	$723,396	$8,101,719
Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$(69,418)	$722,304	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	30,296	—	—	—	30,296
Issuance of share-based compensation shares	678	7	(4,157)	—	—	—	(4,150)
Tax benefit of equity transactions	—	—	(2,401)	—	—	—	(2,401)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	663,241	—	57,488	720,729
Dividends paid to noncontrolling interests	—	—	—	—	—	(57,048)	(57,048)
Dividends	—	—	—	(278,443)	—	—	(278,443)
Other comprehensive loss, net	—	—	—	—	(2,614)	—	(2,614)
Balance at September 30, 2015	241,970	$2,420	$618,808	$6,320,833	$(72,032)	$722,744	$7,592,773

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$164,240	$65,780
Accounts receivable	530,401	569,096
Taxes receivable	66,323	107,289
Prepaid expenses and other current assets	150,858	139,669
Total current assets	911,822	881,834
Property and equipment, at cost	14,679,605	14,404,371
Accumulated depreciation	(2,786,429)	(2,318,220)
Property and equipment, net	11,893,176	12,086,151
Other assets	200,273	222,254
Total assets	$13,005,271	$13,190,239
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,993	$—
Accounts payable	205,438	261,012
Accrued payroll and related costs	86,112	91,487
Taxes payable	152,136	91,471
Interest payable	44,922	61,964
Other current liabilities	104,599	139,950
Total current liabilities	893,200	645,884
Long-term debt	4,188,727	4,869,020
Deferred income taxes	46,366	120,589
Other liabilities	320,415	335,964
Total liabilities	5,448,708	5,971,457
Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	552,532	530,657
Retained earnings	6,327,194	6,009,114
Accumulated other comprehensive loss	(72,032)	(69,418)
Total shareholder equity	6,833,819	6,496,478
Noncontrolling interests	722,744	722,304
Total equity	7,556,563	7,218,782
Total liabilities and equity	$13,005,271	$13,190,239

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating revenues
Contract drilling services	$873,813	$810,200	$2,424,481	$2,360,205
Reimbursables	22,858	18,595	70,087	67,558
Other	—	1	—	1
	896,671	828,796	2,494,568	2,427,764
Operating costs and expenses
Contract drilling services	292,479	383,911	930,925	1,097,694
Reimbursables	17,783	13,641	55,592	52,877
Depreciation and amortization	160,383	160,255	473,046	458,100
General and administrative	10,376	13,057	36,093	36,478
	481,021	570,864	1,495,656	1,645,149
Operating income	415,650	257,932	998,912	782,615
Other income (expense)
Interest expense, net of amount capitalized	(54,687)	(37,751)	(161,196)	(114,494)
Interest income and other, net	31,066	3,785	35,613	1,142
Income from continuing operations before income taxes	392,029	223,966	873,329	669,263
Income tax provision	(41,868)	(40,674)	(124,962)	(110,207)
Net income from continuing operations	350,161	183,292	748,367	559,056
Net income from discontinued operations, net of tax	—	10,413	—	225,022
Net income	350,161	193,705	748,367	784,078
Net income attributable to noncontrolling interests	(18,624)	(20,471)	(57,488)	(60,290)
Net income attributable to Noble Corporation	$331,537	$173,234	$690,879	$723,788

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$350,161	$193,705	$748,367	$784,078
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(2,694)	(1,577)	(4,568)	1,143
Foreign currency forward contracts	(1,271)	(6,925)	(1,362)	(273)
Net pension plan loss (net of tax benefit of $386 for both the three and nine months ended September 30, 2014)	—	(1,409)	—	(1,409)
Net pension plan curtailment and settlement expense (net of tax provision of $193 for both the three and nine months ended September 30, 2014)	—	358	—	358
Amortization of deferred pension plan amounts (net of tax provision of $575 and $253 for the three months ended September 30, 2015 and 2014, respectively, and $1,723 and $758 for the nine months ended September 30, 2015 and 2014, respectively)	1,106	571	3,316	2,099
Other comprehensive (loss) income, net	(2,859)	(8,982)	(2,614)	1,918
Net comprehensive income attributable to noncontrolling interests	(18,624)	(20,471)	(57,488)	(60,290)
Comprehensive income attributable to Noble Corporation	$328,678	$164,252	$688,265	$725,706

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$748,367	$784,078
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	473,046	694,175
Deferred income taxes	(76,012)	23,380
Capital contribution by parent - share-based compensation	21,875	26,715
Net change in other assets and liabilities	78,821	(58,662)
Net cash from operating activities	1,246,097	1,469,686
Cash flows from investing activities
Capital expenditures	(280,048)	(1,747,361)
Change in accrued capital expenditures	(43,440)	(52,466)
Proceeds from disposal of assets	2,535	—
Net cash from investing activities	(320,953)	(1,799,827)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	(569,489)
Repayment of long-term debt	(350,000)	(250,000)
Issuance of senior notes	1,092,728	—
Long-term borrowings of Paragon Offshore	—	1,726,750
Financing costs on long-term borrowings of Paragon Offshore	—	(30,876)
Cash balances of Paragon Offshore in Spin-off	—	(104,152)
Debt issuance costs on senior notes and credit facilities	(16,070)	(386)
Dividends paid to noncontrolling interests	(57,048)	(64,339)
Distributions to parent company, net	(372,799)	(421,801)
Net cash from financing activities	(826,684)	285,707
Net change in cash and cash equivalents	98,460	(44,434)
Cash and cash equivalents, beginning of period	65,780	110,382
Cash and cash equivalents, end of period	$164,240	$65,948

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$(82,164)	$727,445	$9,155,484
Distributions to parent company, net	—	—	—	(421,801)	—	—	(421,801)
Capital contribution by parent - share-based compensation	—	—	26,715	—	—	—	26,715
Net income	—	—	—	723,788	—	60,290	784,078
Dividends paid to noncontrolling interests	—	—	—	—	—	(64,339)	(64,339)
Spin-off of Paragon Offshore	—	—	—	(1,467,657)	34,478	—	(1,433,179)
Other comprehensive income, net	—	—	—	—	1,918	—	1,918
Balance at September 30, 2014	261,246	$26,125	$524,031	$6,821,092	$(45,768)	$723,396	$8,048,876
Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$(69,418)	$722,304	$7,218,782
Distributions to parent company, net	—	—	—	(372,799)	—	—	(372,799)
Capital contribution by parent - share-based compensation	—	—	21,875	—	—	—	21,875
Net income	—	—	—	690,879	—	57,488	748,367
Dividends paid to noncontrolling interests	—	—	—	—	—	(57,048)	(57,048)
Other comprehensive loss, net	—	—	—	—	(2,614)	—	(2,614)
Balance at September 30, 2015	261,246	$26,125	$552,532	$6,327,194	$(72,032)	$722,744	$7,556,563

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

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry.  The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world.  As of September 30, 2015, our contract drilling services segment conducted operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean Sea, West Africa, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

Note 2 — Spin-off of Paragon Offshore plc (“Paragon Offshore”)

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program. Paragon Offshore recently announced that it had retained an investment banking firm and a law firm to “consider strategic alternatives related to its capital structure.” Depending on what “strategic alternative”, if any, that Paragon Offshore elects to pursue, our ability to collect amounts due to us from Paragon Offshore under the agreements below (see Note 14) could be adversely impacted and Paragon Offshore could become adverse to us in any potential litigation relating to the Spin-off.

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

Note 3 — Discontinued Operations

Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-off, meets the criteria for being reported as discontinued operations and was reclassified as such in our results of operations. The results of discontinued operations for the three and nine months ended September 30, 2014 include the historical results of Paragon Offshore, including $31 million and $49 million, respectively, of non-recurring costs incurred by Noble related to the Spin-off.

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

The following table provides the components of net income from discontinued operations, net of tax for Noble-UK for the three and nine months ended September 30, 2014:

	Three months ended	Nine months ended
	September 30,	September 30,
	2014	2014
Operating revenues
Contract drilling services	$136,548	$993,253
Reimbursables	2,398	21,899
Labor contract drilling services	2,946	19,304
Other	1	2
Operating revenues from discontinued operations	$141,893	$1,034,458
(Loss) income from discontinued operations
(Loss) income from discontinued operations before income taxes	$(3,292)	$229,482
Income tax provision	(16,922)	(53,950)
Net (loss) income from discontinued operations	$(20,214)	$175,532

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

During the nine months ended September 30, 2015 and 2014, the Bully joint ventures approved and paid dividends totaling $114 million and $129 million, respectively. Of these amounts, 50 percent were paid to our joint venture partner.

The combined carrying amount of the Bully-class drillships at both September 30, 2015 and December 31, 2014 totaled $1.4 billion.  These assets were primarily funded through partner equity contributions.  Cash held by the Bully joint ventures was approximately $52 million at September 30, 2015 as compared to approximately $47 million at December 31, 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 — Share Data

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Basic
Income from continuing operations	$325,807	$147,389	$663,241	$442,528
Earnings allocated to unvested share-based payment awards	(7,143)	(2,286)	(14,661)	(7,053)
Income from continuing operations to common shareholders	318,664	145,103	648,580	435,475
(Loss)/income from discontinued operations	—	(20,214)	—	175,532
Earnings allocated to unvested share-based payment awards	—	314	—	(2,798)
(Loss)/income from discontinued operations, net of tax to common shareholders	—	(19,900)	—	172,734
Net income attributable to Noble-UK	325,807	127,175	663,241	618,060
Earnings allocated to unvested share-based payment awards	(7,143)	(1,972)	(14,661)	(9,851)
Net income to common shareholders - basic	$318,664	$125,203	$648,580	$608,209
Diluted
Income from continuing operations	$325,807	$147,389	$663,241	$442,528
Earnings allocated to unvested share-based payment awards	(7,143)	(2,285)	(14,661)	(7,050)
Income from continuing operations to common shareholders	318,664	145,104	648,580	435,478
(Loss)/income from discontinued operations	—	(20,214)	—	175,532
Earnings allocated to unvested share-based payment awards	—	313	—	(2,796)
(Loss)/income from discontinued operations, net of tax to common shareholders	—	(19,901)	—	172,736
Net income attributable to Noble-UK	325,807	127,175	663,241	618,060
Earnings allocated to unvested share-based payment awards	(7,143)	(1,972)	(14,661)	(9,846)
Net income to common shareholders - diluted	$318,664	$125,203	$648,580	$608,214
Denominator:
Weighted average shares outstanding - basic	241,970	253,842	242,204	254,006
Incremental shares issuable from assumed exercise of stock options	—	107	—	114
Weighted average shares outstanding - diluted	241,970	253,949	242,204	254,120
Weighted average unvested share-based payment awards	5,424	3,999	5,475	4,114
Earnings per share
Basic
Continuing operations	1.32	$0.57	2.68	$1.71
Discontinued operations	—	(0.08)	—	0.68
Net income attributable to Noble-UK	1.32	$0.49	2.68	$2.39
Diluted
Continuing operations	1.32	$0.57	2.68	$1.71
Discontinued operations	—	(0.08)	—	0.68
Net income attributable to Noble-UK	1.32	$0.49	2.68	$2.39
Dividends per share	$0.375	$0.375	$1.125	$1.125

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended September 30, 2015 and 2014, approximately 1.7 million and 1.3 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive.

Share capital

As of September 30, 2015, Noble-UK had approximately 242.0 million shares outstanding and trading as compared to approximately 247.5 million shares outstanding and trading at December 31, 2014. The decrease in shares outstanding is primarily related to the repurchase of 6.2 million shares pursuant to our approved share repurchase program, discussed below. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

Our most recent quarterly dividend payment to shareholders, totaling approximately $93 million (or $0.375 per share), was declared on July 24, 2015 and paid on August 10, 2015 to holders of record on August 3, 2015.

Share repurchases

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37,000,000 ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. Any repurchases are expected to be funded using cash on hand, cash from operations or borrowings under our Credit Facilities. The authority to make such repurchases will expire on the later of April 2016 or the end of the Company’s 2016 annual general meeting of shareholders, at which time we could seek shareholder approval for further repurchases. During the nine months ended September 30, 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million. During the three months ended September 30, 2015, we did not repurchase any of our shares.

Note 6 — Receivables from Customers

At September 30, 2015, we had receivables of approximately $14 million related to the Noble Max Smith that are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in a Mexican court seeking recovery of these amounts.  While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 7 — Property and Equipment

Property and equipment, at cost, as of September 30, 2015 and December 31, 2014 for Noble-UK consisted of the following:

	September 30,	December 31,
	2015	2014
Drilling equipment and facilities	$13,767,751	$13,254,240
Construction in progress	714,913	969,985
Other	234,648	218,697
Property and equipment, at cost	$14,717,312	$14,442,922

Capital expenditures, including capitalized interest, totaled $280 million and $1.7 billion for the nine months ended September 30, 2015 and 2014, respectively. Capitalized interest was $7 million and $18 million for the three and nine months ended September 30, 2015, respectively, as compared to $11 million and $39 million for the three and nine months ended September 30, 2014.

Capital expenditures related to Paragon Offshore for the nine months ended September 30, 2014 totaled $150 million.  Depreciation expense for Paragon Offshore that was classified as discontinued operations totaled $35 million and $236 million, respectively, for the three and nine months ended September 30, 2014.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the three months ended September 30, 2015, we sold for scrap the previously retired semisubmersible rigs, the Noble Driller and the Noble Jim Thompson. In connection with the sale of these rigs, we received proceeds of approximately $3 million.

Note 8 — Debt

Long-term debt consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Senior unsecured notes:
3.45% Senior Notes due August 2015	$—	$350,000
3.05% Senior Notes due March 2016	299,993	299,982
2.50% Senior Notes due March 2017	299,947	299,920
4.00% Senior Notes due March 2018	249,559	—
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	499,252	499,151
4.625% Senior Notes due March 2021	399,667	399,627
3.95% Senior Notes due March 2022	399,332	399,264
5.95% Senior Notes due April 2025	448,790	—
6.20% Senior Notes due August 2040	399,896	399,895
6.05% Senior Notes due March 2041	397,709	397,681
5.25% Senior Notes due March 2042	498,331	498,310
6.95% Senior Notes due April 2045	394,549	—
Total senior unsecured notes	4,488,720	3,745,525
Credit facilities & commercial paper program	—	1,123,495
Total debt	4,488,720	4,869,020
Less: Current maturities of long-term debt	(299,993)	—
Long-term debt	$4,188,727	$4,869,020

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

The $2.4 billion facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At September 30, 2015, we had no letters of credit issued under the facility.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In August 2015, we repaid our $350 million 3.45% Senior Notes using cash on hand.

Our $300 million 3.05% Senior Notes mature during the first quarter of 2016.  We anticipate using cash on hand to repay the outstanding balances; therefore, we have classified these balances as “Current maturities of long-term debt” on our Consolidated Balance Sheet as of September 30, 2015.

Covenants

The Credit Facilities are guaranteed by NHIL and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2015, our ratio of debt to total tangible capitalization was approximately 0.37. We were in compliance with all covenants under the Credit Facilities as of September 30, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets.  In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.  At September 30, 2015, we were in compliance with all of our debt covenants.  We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2015.

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

The following table presents the estimated fair value of our total debt as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
3.45% Senior Notes due August 2015	$—	$—	$350,000	$354,992
3.05% Senior Notes due March 2016	299,993	298,322	299,982	302,515
2.50% Senior Notes due March 2017	299,947	278,625	299,920	287,014
4.00% Senior Notes due March 2018	249,559	232,223	—	—
7.50% Senior Notes due March 2019	201,695	210,152	201,695	212,068
4.90% Senior Notes due August 2020	499,252	424,989	499,151	471,095
4.625% Senior Notes due March 2021	399,667	311,237	399,627	363,837
3.95% Senior Notes due March 2022	399,332	299,013	399,264	346,425
5.95% Senior Notes due April 2025	448,790	350,787	—	—
6.20% Senior Notes due August 2040	399,896	259,655	399,895	350,351
6.05% Senior Notes due March 2041	397,709	255,602	397,681	343,653
5.25% Senior Notes due March 2042	498,331	302,314	498,310	385,181
6.95% Senior Notes due April 2045	394,549	282,243	—	—
Total senior unsecured notes	4,488,720	3,505,162	3,745,525	3,417,131
Credit facilities & commercial paper program	—	—	1,123,495	1,123,495
Total debt	$4,488,720	$3,505,162	$4,869,020	$4,540,626

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 9 — Income Taxes

At September 30, 2015, the reserves for uncertain tax positions totaled $143 million (net of related tax benefits of $13 million). If the September 30, 2015 reserves are not realized, the provision for income taxes would be reduced by $143 million. At December 31, 2014, the reserves for uncertain tax positions totaled $116 million (net of related tax benefits of $1 million).

It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.  However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

Note 10 — Employee Benefit Plans

Pension costs include the following components for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$862	$2,149	$1,016	$2,541
Interest cost	653	2,300	1,022	2,714
Return on plan assets	(942)	(3,286)	(1,397)	(3,846)
Amortization of prior service cost	26	36	(2)	56
Recognized net actuarial loss	80	1,539	119	651
Curtailment expense	—	—	—	241
Settlement expense	—	—	—	310
Net pension expense	$679	$2,738	$758	$2,667

Included in net pension expense for the three months ended September 30, 2014 for our non-U.S. and U.S. plans was approximately $0.2 million each related to Paragon Offshore that was classified as discontinued operations.

Pension costs include the following components for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$2,582	$6,447	$3,869	$7,623
Interest cost	1,927	6,899	3,950	8,142
Return on plan assets	(2,779)	(9,859)	(5,088)	(11,538)
Amortization of prior service cost	79	107	(12)	168
Recognized net actuarial loss	235	4,618	748	1,953
Curtailment expense	—	—	—	241
Settlement expense	—	—	—	310
Net pension expense	$2,044	$8,212	$3,467	$6,899

Included in net pension expense for the nine months ended September 30, 2014 for our non-U.S. and U.S. plans was approximately $2 million and $1 million, respectively, related to Paragon Offshore that was classified as discontinued operations.

During both the three and nine months ended September 30, 2015, we made contributions to our pension plans totaling approximately $2 million.

Note 11 — Derivative Instruments and Hedging Activities

We periodically enter into derivative instruments to manage our exposure to fluctuations in foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.

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

Cash Flow Hedges

Several of our regional shorebases, including our North Sea, Australian and Brazilian operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2015 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $23 million at September 30, 2015. Total unrealized losses related to these forward contracts were approximately $1 million as of September 30, 2015 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

Financial Statement Presentation

The following table, together with Note 12, summarizes the financial statement presentation and fair value of our derivative positions as of September 30, 2015 and December 31, 2014:

		Estimated fair value
	Balance sheet classification	September 30, 2015	December 31, 2014
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Prepaid expenses and other current assets	$45	$—
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$1,407	$—

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the three months ended September 30, 2015 and 2014:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" expense
	2015	2014	2015	2014	2015	2014
Cash flow hedges
Foreign currency forward contracts	$(747)	$(2,125)	$(615)	$1,852	$—	$—

To supplement the fair value disclosures in Note 12, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the nine months ended September 30, 2015 and 2014:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" expense
	2015	2014	2015	2014	2015	2014
Cash flow hedges
Foreign currency forward contracts	$(143)	$(4,904)	$(1,219)	$4,631	$—	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12 — Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2015
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$6,275	$6,275	$—	$—
Foreign currency forward contracts	45	—	45	—
Liabilities -
Foreign currency forward contracts	$1,407	$—	$1,407	$—

December 31, 2014
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$6,175	$6,175	$—	$—

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

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13 — Accumulated Other Comprehensive Loss

The following tables set forth the components of, and changes in the accumulated balances for each component of, AOCL for the nine months ended September 30, 2015 and 2014. All amounts within the tables are shown net of tax.

	Gains /	Defined
	(Losses) on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at December 31, 2013	$—	$(58,598)	$(23,566)	$(82,164)
Activity during period:
Other comprehensive income before reclassifications	4,358	—	1,143	5,501
Amounts reclassified from AOCL	(4,631)	1,048	—	(3,583)
Net other comprehensive income (loss)	(273)	1,048	1,143	1,918
Spin-off of Paragon Offshore(3)	—	21,772	12,706	34,478
Balance at September 30, 2014	$(273)	$(35,778)	$(9,717)	$(45,768)
Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)
Activity during period:
Other comprehensive loss before reclassifications	(2,581)	—	(4,568)	(7,149)
Amounts reclassified from AOCL	1,219	3,316	—	4,535
Net other comprehensive income (loss)	(1,362)	3,316	(4,568)	(2,614)
Balance at September 30, 2015	$(1,362)	$(55,124)	$(15,546)	$(72,032)

(1)

Gains / (losses) on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 11 for additional information.

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

Note 14 — Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of Exxon Mobil Corporation (“Exxon”), which entered into an assignment agreement with British Petroleum plc (“BP”) for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for Exxon. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and Exxon informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against the Libyan operating subsidiaries of both BP and Exxon (the “Defendants”). The arbitration panel issued an award in our favor for dayrate revenues plus interest and fees. During the third quarter of 2015, BP paid us $150 million and Exxon paid us $27 million under the award, of which approximately $137 million was recognized as contract drilling services revenues, $30 million as interest income, and $10 million for the reimbursement of costs and fees as a reduction of contract drilling services costs.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts.  We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. This agent has pled guilty in Brazil in connection with the award of a drilling contract to a competitor and has implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices.  We are not aware of any improper activity by Noble in connection with contracts that Noble has entered into with Petrobras, and we have not been contacted by any authorities regarding such contracts or the investigation into Petrobras’ business practices.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2015, there were 45 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana and Mississippi. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Audit claims of approximately $96 million attributable to income, customs and other business taxes have been assessed against us in Mexico and Brazil, as detailed below. Tax assessments of approximately $47 million have been made against Noble entities in Mexico, of which approximately $34 million relates to Paragon Offshore assets that operated through Noble-retained entities in Mexico prior to the Spin-off. Paragon Offshore has received tax assessments of approximately $203 million against Paragon Offshore entities in Mexico, of which approximately $47 million relates to Noble assets that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. In Brazil, Paragon Offshore has received tax assessments of approximately $116 million, of which $36 million relates to Noble assets that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, Paragon Offshore must indemnify us for all assessed amounts that are related to Paragon Offshore’s Mexico assets, approximately $34 million as noted above, and we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Mexico and Brazil assets, approximately $47 million and $36 million, respectively, as noted above, if and when such payments become due.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is R$79 million (approximately $19 million). We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $676 million at September 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new guidance by one year to interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance allows a debt issuance cost related to a line-of-credit to be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In July 2015, the FASB issued ASU No. 2015-12 which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans”, ASC Topic 962, “Defined Contribution Pension Plans”, and ASC Topic 965, “Health and Welfare Benefit Plans”. There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, “Business Combinations.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date with a corresponding adjustment to goodwill, and revise comparative information for prior periods presented in financial statements. Those adjustments are required when new information about circumstances that existed as of the acquisition date would have affected the measurement of the amount initially recognized. This update requires an entity to recognize these adjustments in the reporting period in which the adjustment amounts are determined. An acquirer must record the effect on earnings of changes in depreciation, amortization, or other income effects, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 16 — Supplemental Financial Information

Consolidated Balance Sheets Information

Deferred revenues from drilling contracts totaled $204 million and $263 million at September 30, 2015 and December 31, 2014, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $87 million at September 30, 2015 as compared to $94 million at December 31, 2014, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Aramco”), which are effective from January 1, 2015 through December 31, 2015. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Aramco contracts. At September 30, 2015, revenues recorded in excess of billings as a result of this recognition totaled $53 million, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

Consolidated Statements of Cash Flows Information

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows. Amounts for 2014 are shown net of Paragon Offshore, which was distributed to shareholders in a non-cash transaction.

	Noble-UK		Noble-Cayman
	Nine months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Accounts receivable	$38,695	$(15,968)	$38,695	$(15,968)
Other current assets	48,548	(65,075)	28,415	(71,784)
Other assets	61,610	(51,887)	41,314	(51,871)
Accounts payable	(20,666)	74,349	(18,743)	33,909
Other current liabilities	(2,733)	(23,882)	11,295	(4,294)
Other liabilities	(22,155)	35,219	(22,155)	51,346
	$103,299	$(47,244)	$78,821	$(58,662)

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17 — Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of September 30, 2015 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 4.00% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
Noble Drilling Holding, LLC ("NDH")
Noble Drilling Services 6 LLC ("NDS6")
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$450 million 5.95% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 6.95% Senior Notes due 2045	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2015

(in thousands)

						Other
						Non-guarantor
	Noble -					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$4	$—	$135	$—	$—	$164,101	$—	$164,240
Accounts receivable	—	—	13,816	—	—	516,585	—	530,401
Taxes receivable	—	12,124	26	—	—	54,173	—	66,323
Short-term notes receivable from affiliates	—	—	119,476	—	—	171,925	(291,401)	—
Accounts receivable from affiliates	617,430	451,674	124,763	832,288	67,170	3,256,189	(5,349,514)	—
Prepaid expenses and other current assets	1,756	—	4,857	—	—	144,245	—	150,858
Total current assets	619,190	463,798	263,073	832,288	67,170	4,307,218	(5,640,915)	911,822
Property and equipment, at cost	—	—	1,846,298	—	—	12,833,307	—	14,679,605
Accumulated depreciation	—	—	(330,361)	—	—	(2,456,068)	—	(2,786,429)
Property and equipment, net	—	—	1,515,937	—	—	10,377,239	—	11,893,176
Notes receivable from affiliates	3,304,653	—	236,921	1,614,802	5,000	1,516,702	(6,678,078)	—
Investments in affiliates	5,306,418	1,413,824	2,973,478	9,384,951	6,951,400	—	(26,030,071)	—
Other assets	6,369	—	7,264	26,788	424	159,428	—	200,273
Total assets	$9,236,630	$1,877,622	$4,996,673	$11,858,829	$7,023,994	$16,360,587	$(38,349,064)	$13,005,271
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$—	$119,476	$(291,401)	$—
Current maturities of long-term debt	—	—	—	299,993	—	—	—	299,993
Accounts payable	—	—	5,251	—	—	200,187	—	205,438
Accrued payroll and related costs	—	—	8,004	—	—	78,108	—	86,112
Accounts payable to affiliates	837,540	67,191	2,274,884	87,104	5,706	2,077,089	(5,349,514)	—
Taxes payable	—	35,743	—	—	—	116,393	—	152,136
Interest payable	—	—	—	44,292	630	—	—	44,922
Other current liabilities	103	—	4,824	—	—	99,672	—	104,599
Total current liabilities	837,643	274,859	2,292,963	431,389	6,336	2,690,925	(5,640,915)	893,200
Long-term debt	—	—	—	3,987,032	201,695	—	—	4,188,727
Notes payable to affiliates	1,545,239	—	460,227	1,169,180	124,216	3,379,216	(6,678,078)	—
Deferred income taxes	—	—	—	—	—	46,366	—	46,366
Other liabilities	19,929	—	26,361	—	—	274,125	—	320,415
Total liabilities	2,402,811	274,859	2,779,551	5,587,601	332,247	6,390,632	(12,318,993)	5,448,708
Commitments and contingencies	—	—	—	—	—	—	—	—
Total shareholder equity	6,833,819	1,602,763	2,217,122	6,271,228	6,691,747	8,810,922	(25,593,782)	6,833,819
Noncontrolling interests	—	—	—	—	—	1,159,033	(436,289)	722,744
Total equity	6,833,819	1,602,763	2,217,122	6,271,228	6,691,747	9,969,955	(26,030,071)	7,556,563
Total liabilities and equity	$9,236,630	$1,877,622	$4,996,673	$11,858,829	$7,023,994	$16,360,587	$(38,349,064)	$13,005,271

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

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$37,659	$—	$—	$856,145	$(19,991)	$873,813
Reimbursables	—	—	4,662	—	—	18,196	—	22,858
Total operating revenues	—	—	42,321	—	—	874,341	(19,991)	896,671
Operating costs and expenses
Contract drilling services	850	3,630	32,370	14,850	—	260,770	(19,991)	292,479
Reimbursables	—	—	8,414	—	—	9,369	—	17,783
Depreciation and amortization	—	—	20,690	—	—	139,693	—	160,383
General and administrative	192	1,866	—	7,524	—	794	—	10,376
Total operating costs and expenses	1,042	5,496	61,474	22,374	—	410,626	(19,991)	481,021
Operating income (loss)	(1,042)	(5,496)	(19,153)	(22,374)	—	463,715	—	415,650
Other income (expense)
Income (loss) of unconsolidated affiliates	334,441	130,794	70,445	344,840	132,616	—	(1,013,136)	—
Interest expense, net of amounts capitalized	(17,914)	(1,342)	(3,204)	(58,129)	(7,522)	(37,611)	71,035	(54,687)
Interest income and other, net	16,052	4	22,837	17,876	2,283	43,049	(71,035)	31,066
Income before income taxes	331,537	123,960	70,925	282,213	127,377	469,153	(1,013,136)	392,029
Income tax provision	—	(53,518)	(1,198)	—	—	12,848	—	(41,868)
Net Income	331,537	70,442	69,727	282,213	127,377	482,001	(1,013,136)	350,161
Net income attributable to noncontrolling interests	—	—	—	—	—	(32,733)	14,109	(18,624)
Net income attributable to Noble Corporation	331,537	70,442	69,727	282,213	127,377	449,268	(999,027)	331,537
Other comprehensive loss, net	(2,859)	—	—	—	—	(2,859)	2,859	(2,859)
Comprehensive income attributable to Noble Corporation	$328,678	$70,442	$69,727	$282,213	$127,377	$446,409	$(996,168)	$328,678

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$176,987	$—	$—	$2,349,537	$(102,043)	$2,424,481
Reimbursables	—	—	15,578	—	—	54,509	—	70,087
Total operating revenues	—	—	192,565	—	—	2,404,046	(102,043)	2,494,568
Operating costs and expenses
Contract drilling services	5,457	20,223	79,612	61,078	—	866,598	(102,043)	930,925
Reimbursables	—	—	13,195	—	—	42,397	—	55,592
Depreciation and amortization	—	—	58,741	—	—	414,305	—	473,046
General and administrative	1,131	8,926	—	24,918	1	1,117	—	36,093
Total operating costs and expenses	6,588	29,149	151,548	85,996	1	1,324,417	(102,043)	1,495,656
Operating income (loss)	(6,588)	(29,149)	41,017	(85,996)	(1)	1,079,629	—	998,912
Other income (expense)
Income (loss) of unconsolidated affiliates	738,742	197,773	162,486	883,323	475,715	—	(2,458,039)	—
Interest expense, net of amounts capitalized	(63,800)	(3,590)	(9,769)	(167,017)	(21,491)	(65,553)	170,024	(161,196)
Interest income and other, net	22,525	4,835	49,824	59,666	5,096	63,691	(170,024)	35,613
Income before income taxes	690,879	169,869	243,558	689,976	459,319	1,077,767	(2,458,039)	873,329
Income tax provision	—	(87,203)	(2,974)	—	—	(34,785)	—	(124,962)
Net Income	690,879	82,666	240,584	689,976	459,319	1,042,982	(2,458,039)	748,367
Net income attributable to noncontrolling interests	—	—	—	—	—	(90,557)	33,069	(57,488)
Net income attributable to Noble Corporation	690,879	82,666	240,584	689,976	459,319	952,425	(2,424,970)	690,879
Other comprehensive loss, net	(2,614)	—	—	—	—	(2,614)	2,614	(2,614)
Comprehensive income attributable to Noble Corporation	$688,265	$82,666	$240,584	$689,976	$459,319	$949,811	$(2,422,356)	$688,265

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$81,834	$—	$—	$866,699	$(138,333)	$810,200
Reimbursables	—	—	1,495	—	—	17,100	—	18,595
Other	—	—	—	—	—	1	—	1
Total operating revenues	—	—	83,329	—	—	883,800	(138,333)	828,796
Operating costs and expenses
Contract drilling services	3,571	9,239	27,593	25,489	—	456,352	(138,333)	383,911
Reimbursables	—	—	1,112	—	—	12,529	—	13,641
Depreciation and amortization	—	—	16,922	—	—	143,333	—	160,255
General and administrative	397	2,348	—	6,530	—	3,782	—	13,057
Total operating costs and expenses	3,968	11,587	45,627	32,019	—	615,996	(138,333)	570,864
Operating income (loss)	(3,968)	(11,587)	37,702	(32,019)	—	267,804	—	257,932
Other income (expense)
Income (loss) of unconsolidated affiliates	(2,716,832)	(20,299)	(130,556)	283,190	182,350	—	2,402,147	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	10,413	(3,921)	(10,045)	2,021	124	—	1,408	—
Total income (loss) of unconsolidated affiliates	(2,706,419)	(24,220)	(140,601)	285,211	182,474	—	2,403,555	—
Interest expense, net of amounts capitalized	(22,352)	(1,042)	(8,729)	(40,423)	(10,573)	(3,109,995)	3,155,363	(37,751)
Interest income and other, net	2,905,973	—	208,241	21,240	1,249	22,445	(3,155,363)	3,785
Income from continuing operations before income taxes	173,234	(36,849)	96,613	234,009	173,150	(2,819,746)	2,403,555	223,966
Income tax provision	—	(11,352)	(766)	—	—	(28,556)	—	(40,674)
Net income from continuing operations	173,234	(48,201)	95,847	234,009	173,150	(2,848,302)	2,403,555	183,292
Net income from discontinued operations, net of tax	—	—	—	—	—	10,413	—	10,413
Net Income	173,234	(48,201)	95,847	234,009	173,150	(2,837,889)	2,403,555	193,705
Net income attributable to noncontrolling interests	—	—	—	—	—	(31,612)	11,141	(20,471)
Net income attributable to Noble Corporation	173,234	(48,201)	95,847	234,009	173,150	(2,869,501)	2,414,696	173,234
Other comprehensive loss, net	(8,982)	—	—	—	—	(8,982)	8,982	(8,982)
Comprehensive income attributable to Noble Corporation	$164,252	$(48,201)	$95,847	$234,009	$173,150	$(2,878,483)	$2,423,678	$164,252

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$244,451	$—	$—	$2,328,611	$(212,857)	$2,360,205
Reimbursables	—	—	4,748	—	—	62,810	—	67,558
Other	—	—	—	—	—	1	—	1
Total operating revenues	—	—	249,199	—	—	2,391,422	(212,857)	2,427,764
Operating costs and expenses
Contract drilling services	16,257	29,725	88,683	86,819	—	1,089,067	(212,857)	1,097,694
Reimbursables	—	—	3,605	—	—	49,272	—	52,877
Depreciation and amortization	—	—	47,267	—	—	410,833	—	458,100
General and administrative	1,304	7,351	—	21,754	1	6,068	—	36,478
Total operating costs and expenses	17,561	37,076	139,555	108,573	1	1,555,240	(212,857)	1,645,149
Operating income (loss)	(17,561)	(37,076)	109,644	(108,573)	(1)	836,182	—	782,615
Other income (expense)
Income (loss) of unconsolidated affiliates	(2,325,832)	90,411	(9,789)	703,700	466,521	—	1,074,989	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	225,022	49,146	94,515	183,347	6,249	—	(558,279)	—
Total income (loss) of unconsolidated affiliates	(2,100,810)	139,557	84,726	887,047	472,770	—	516,710	—
Interest expense, net of amounts capitalized	(70,702)	(2,005)	(21,703)	(126,914)	(26,477)	(3,134,741)	3,268,048	(114,494)
Interest income and other, net	2,912,861	—	234,990	68,208	1,879	51,252	(3,268,048)	1,142
Income from continuing operations before income taxes	723,788	100,476	407,657	719,768	448,171	(2,247,307)	516,710	669,263
Income tax provision	—	(49,945)	(2,972)	—	(1,547)	(55,743)	—	(110,207)
Net income from continuing operations	723,788	50,531	404,685	719,768	446,624	(2,303,050)	516,710	559,056
Net income from discontinued operations, net of tax	—	(18,655)	6,634	—	—	237,043	—	225,022
Net Income	723,788	31,876	411,319	719,768	446,624	(2,066,007)	516,710	784,078
Net income attributable to noncontrolling interests	—	—	—	—	—	(95,253)	34,963	(60,290)
Net income attributable to Noble Corporation	723,788	31,876	411,319	719,768	446,624	(2,161,260)	551,673	723,788
Other comprehensive income, net	1,918	—	—	—	—	1,918	(1,918)	1,918
Comprehensive income attributable to Noble Corporation	$725,706	$31,876	$411,319	$719,768	$446,624	$(2,159,342)	$549,755	$725,706

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(33,578)	$(28,115)	$141,329	$(210,734)	$(20,085)	$1,397,280	$—	$1,246,097
Cash flows from investing activities
Capital expenditures	—	—	(80,743)	—	—	(242,745)	—	(323,488)
Proceeds from disposal of assets	—		—	—		2,535	—	2,535
Notes receivable from affiliates	124,951		—	608,771		—	(733,722)	—
Net cash from investing activities	124,951	—	(80,743)	608,771	—	(240,210)	(733,722)	(320,953)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	—	—	—	—	—	—	(1,123,495)
Repayment of long-term debt	—	—	—	(350,000)	—	—	—	(350,000)
Issuance of senior notes	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,450)	—	—	(9,620)	—	—	—	(16,070)
Dividends paid to noncontrolling interests	—	—	—	—	—	(57,048)	—	(57,048)
Distributions to parent company, net	(372,799)	—	—	—	—	—	—	(372,799)
Advances (to) from affiliates	2,020,141	28,115	(60,705)	(1,131,145)	20,085	(876,491)	—	—
Notes payable to affiliates	(608,771)	—	—	—	—	(124,951)	733,722	—
Net cash from financing activities	(91,374)	28,115	(60,705)	(398,037)	20,085	(1,058,490)	733,722	(826,684)
Net change in cash and cash equivalents	(1)	—	(119)	—	—	98,580	—	98,460
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780
Cash and cash equivalents, end of period	$4	$—	$135	$—	$—	$164,101	$—	$164,240

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$2,858,748	$(127,706)	$370,512	$(211,228)	$(29,835)	$(1,390,805)	$—	$1,469,686
Cash flows from investing activities
Capital expenditures	—	—	(1,245,121)	—	—	(554,706)	—	(1,799,827)
Notes receivable from affiliates	50	—	—	273,744	—	—	(273,794)	—
Net cash from investing activities	50	—	(1,245,121)	273,744	—	(554,706)	(273,794)	(1,799,827)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(569,489)	—	—	—	—	—	—	(569,489)
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Debt issuance costs on senior notes and credit facilities	(386)	—	—	—	—	—	—	(386)
Long-term borrowings of Paragon Offshore	—	—	—	—	—	1,726,750		1,726,750
Financing costs on long- term borrowings of Paragon Offshore	—	—	—	—	—	(30,876)		(30,876)
Cash balances of Paragon Offshore in Spin-off	—	—		—	—	(104,152)		(104,152)
Dividends paid to noncontrolling interests	—	—	—	—	—	(64,339)	—	(64,339)
Distributions to parent company, net	(421,801)	—	—	—	—	—	—	(421,801)
Advances (to) from affiliates	(1,593,374)	127,706	874,565	187,480	29,835	373,788	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	(50)	273,794	—
Net cash from financing activities	(2,858,794)	127,706	874,565	(62,520)	29,835	1,901,121	273,794	285,707
Net change in cash and cash equivalents	4	—	(44)	(4)	—	(44,390)	—	(44,434)
Cash and cash equivalents, beginning of period	1	—	402	4	—	109,975	—	110,382
Cash and cash equivalents, end of period	$5	$—	$358	$—	$—	$65,585	$—	$65,948

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at September 30, 2015, and our results of operations for the three and nine months ended September 30, 2015 and 2014. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, level of debt, repayment of debt, costs, expense management, timing or number of share repurchases, borrowings under our credit facilities or other instruments, sources of funds, completion, delivery dates and acceptance of our newbuild rigs, future capital expenditures, contract commitments, dayrates, contract amendments, commencements, extensions, renewals, renegotiations or terminations, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, credit ratings, the collectability of indemnifiable amounts from Paragon Offshore or the possible effects on us of the potential pursuit by Paragon Offshore of strategic alternatives related to its capital structure, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividend levels and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, market conditions, legislation and regulations affecting drilling operations, costs and difficulties relating to the integration of businesses, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry.  The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world.  As of September 30, 2015, our contract drilling services segment conducted operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for offshore drillers during the first nine months of 2015 remained challenging. The rig capacity imbalance, caused in part by the addition of newbuild units and rigs completing current contracts increased while customer demand for these rigs has decreased. Beginning in June 2014, the price of oil, a key factor in determining customer activity levels, began to decline rapidly, with the Brent crude price declining from approximately $112 per barrel on June 30, 2014 to approximately $49 per barrel on September 30, 2015. In this environment, operators have curtailed drilling programs, especially exploration activity, resulting in a dramatic reduction in dayrates for new contracts as well as lower rig utilization. The industry has responded by accelerating the pace of rig retirements and reducing the supply of marketed rigs across the worldwide fleet.

We expect that the business environment for the remainder of 2015 and 2016 will remain challenging and could potentially deteriorate further. The present level of global economic activity, high levels of U.S. onshore oil production, the potential increase of oil supply from Iran and a lack of production cuts within the Organization of Petroleum Exporting Countries are contributing to an uncertain oil price environment, leading to a persistent disruption in our customers’ exploration and production spending plans. Current and expected demand from customers over the remainder of 2015 and 2016 is not expected to support the current supply of offshore drilling rigs resulting from capital expenditures that the offshore drilling industry has undertaken in recent years. We cannot give any assurances as to when these conditions in the offshore drilling market will improve, or when there will be higher demand for contract drilling services or a decline in the supply of available drilling rigs. While current market conditions persist, we will continue to focus on operating efficiency, cost control and operating margin preservation, which could include the stacking or scrapping of additional drilling rigs.

We believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. Also, we believe the ultimate market recovery will benefit from any sustained under-investment by customers during this current market phase.

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

We have actively expanded our offshore deepwater drilling and high-specification jackup capabilities in recent years through the construction of rigs. Currently, we have one newbuild project remaining, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, which is scheduled to commence operations under a four-year contract in the North Sea during the third quarter of 2016. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also plan to continue to evaluate opportunities to enhance our fleet to achieve greater technological capability, which we believe will lead to increased drilling efficiencies and an enhanced ability to execute the increasingly more complex drilling programs required by our customers.

While we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry, we believe we are strategically well positioned.

Spin-off of Paragon Offshore plc

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program. Paragon Offshore recently announced that it had retained an investment banking firm and a law firm to “consider strategic alternatives related to its capital structure.” Depending on what “strategic alternative”, if any, that Paragon Offshore elects to pursue, our ability to collect amounts due to us from Paragon Offshore under the agreements below (see Note 14) could be adversely impacted and Paragon Offshore could become adverse to us in any potential litigation relating to the Spin-off. The results of operations for Paragon Offshore prior to the Spin-off date and incremental Spin-off related costs have been classified as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. For additional information regarding the Spin-off, see Note 2 to the consolidated financial statements included in this report.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of September 30, 2015, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2015 (1)	2016	2017	2018	2019-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2) (5)	$6,205	$584	$1,813	$1,107	$702	$1,999
Jackups	1,878	147	712	465	293	261
Total (3)	$8,083	$731	$2,525	$1,572	$995	$2,260
Percent of Available Days Committed (4)
Semisubmersibles/Drillships		80%	58%	35%	24%	14%
Jackups		74%	76%	48%	25%	2%
Total		78%	67%	41%	24%	8%

(1)	Represents a three-month period beginning October 1, 2015.
(2)

The drilling contracts with Royal Dutch Shell, plc (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II, Noble Clyde Boudreaux, Noble Don Taylor and the Noble Jim Day provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contracts.  Our backlog includes an amount equal to 25 percent of potential performance bonuses for these rigs, or approximately $109 million.

(3)

Some of our drilling contracts provide the customer with certain termination rights and, in certain cases, these termination rights require minimal or no notice or financial penalties. However, as of October 23, 2015, we have not received any notification of contract cancellations.

(4)

Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul, repairs or maintenance. Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rigs that are scheduled to commence operations during 2016.

(5)

Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both rigs. As of September 30, 2015, the combined amount of backlog for these rigs totals approximately $1.4 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs totals $676 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts.  A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract.  It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of September 30, 2015, our contract drilling services backlog did not include any letters of intent.

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

As of September 30, 2015, Shell and Freeport-McMoRan Inc. represented approximately 60 percent and 11 percent of our backlog, respectively.

Results of Operations

For the Three Months Ended September 30, 2015 and 2014

Net income from continuing operations attributable to Noble-UK for the three months ended September 30, 2015 (the “Current Quarter”) was $326 million, or $1.32 per diluted share, on operating revenues of $897 million, compared to net income from continuing operations for the three months ended September 30, 2014 (the “Comparable Quarter”) of $147 million, or $0.57 per diluted share, on operating revenues of $829 million. The Current Quarter results include amounts from the Noble Homer Ferrington arbitration award from British Petroleum plc and a subsidiary of Exxon Mobil Corporation. The arbitration award totaled approximately $177 million, of which $137 million was recognized as contract drilling services revenues, $30 million as interest income, and $10 million for the reimbursement of costs and fees as a reduction of contract drilling services costs.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended September 30, 2015 and 2014 was $6 million and $14 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services. In addition, we had non-recurring costs of $31 million during the Comparable Quarter related to the Spin-off, which we recognized as part of discontinued operations at the Noble-UK level.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2015 and 2014:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	September 30,		September 30,			September 30,
	2015	2014	2015	2014	% Change	2015	2014	% Change
Jackups	84%	91%	1,005	951	6%	$159,745	$182,128	-12%
Semisubmersibles (3)	59%	67%	432	674	-36%	698,512	435,782	60%
Drillships	100%	100%	828	712	16%	497,147	482,053	3%
Total	82%	85%	2,265	2,337	-3%	$385,755	$346,699	11%

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
(3)

Includes the contract drilling services revenue portion of the Noble Homer Ferrington arbitration award during the Current Quarter. Exclusive of the arbitration award, the average dayrate for the three months ended September 30, 2015 was $382,545.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	September 30		Change
	2015	2014	$	%
Operating revenues:
Contract drilling services	$873,813	$810,200	$63,613	8%
Reimbursables (1)	22,858	18,514	4,344	23%
Other	—	1	(1)	**
	$896,671	$828,715	$67,956	8%
Operating costs and expenses:
Contract drilling services	$293,067	$385,674	$(92,607)	-24%
Reimbursables (1)	17,783	12,979	4,804	37%
Depreciation and amortization	155,180	156,213	(1,033)	-1%
General and administrative	15,196	24,552	(9,356)	-38%
	481,226	579,418	(98,192)	-17%
Operating income	$415,445	$249,297	$166,148	67%

(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by an increase in average dayrates, partially offset by a decrease in operating days. The 11 percent increase in average dayrates increased revenues by $89 million, which was partially offset by the 3 percent decrease in operating days which decreased revenues by $25 million.

The increase in contract drilling services revenues was related to our drillships and semisubmersibles, which generated $69 million and $8 million more revenue, respectively, than in the Comparable Quarter. This was partially offset by decreased revenues related to our jackups, which generated $13 million less revenue in the Current Quarter.

The increase in drillship revenues was driven by a 16 percent increase in operating days and a 3 percent increase in average dayrates, resulting in a $56 million and a $13 million increase in revenues, respectively, from the Comparable Quarter. The increase in both average dayrates and operating days was the result of the newbuilds Noble Sam Croft and the Noble Tom Madden, which commenced their contracts in July 2014 and November 2014, respectively.

The increase in semisubmersible revenues was attributable to the recognition of $137 million of dayrate revenues related to the Noble Homer Ferrington arbitration award during the Current Quarter. Excluding the arbitration award, semisubmersible revenues decreased by $129 million, driven by a 36 percent decline in operating days and a 12 percent decline in average dayrates, resulting in a $106 million and $23 million decline in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was primarily attributable to the retirement of the Noble Jim Thompson and the Noble Driller as a result of our decision to discontinue marketing these rigs based on current market conditions. Additionally, the Noble Max Smith and Noble Paul Romano were operational during the Comparable Quarter but were off contract during the Current Quarter. This was partially offset by the Noble Amos Runner, which operated during the Current Quarter but was in the shipyard undergoing regulatory inspections and maintenance during the Comparable Quarter.

The 12 percent decrease in average dayrates on our jackups resulted in a $23 million decrease in revenues from the Comparable Quarter. The decrease in average dayrates was driven by unfavorable dayrate changes on contracts across the jackup fleet. This was partially offset by the 6 percent increase in operating days, which increased revenues by $10 million. The increase in operating days was the result of the commencement of the newbuild, Noble Sam Turner, in August 2014 and the Noble David Tinsley, which was fully operational during the Current Quarter but was off contract during the Comparable Quarter. This was partially offset by the Noble Mick O’Brien, which was off contract during the Current Quarter but experienced full utilization during the Comparable Quarter.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $93 million for the Current Quarter as compared to the Comparable Quarter.  This was due to decreased costs of $33 million related to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff and $26 million related to idle or stacked rigs. This was partially offset by crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts, which added approximately $27 million in expense in the Current Quarter. Additionally, we received $10 million for the reimbursement of costs and fees related to the Noble Homer Ferrington arbitration award during the Current Quarter that were previously recognized through contract drilling services operating costs and expenses. The remaining $51 million decrease in costs was driven by a $12 million decrease in mobilization and transportation expenses related to certain rig moves during the Comparable Quarter, an $11 million decrease in repair and maintenance costs, an $11 million decrease in labor costs, a $9 million decrease in other rig-related expenses, a $6 million decrease in operations support costs and a $2 million decrease in insurance costs related to our policy renewal in March 2015.

The decrease in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to retirement of the three semisubmersible rigs discussed above.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $9 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of decreased legal and other professional fees.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $17 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of the issuance of $1.1 billion of senior notes in March 2015, coupled with a reduction in capitalized interest in the Current Quarter as compared to the Comparable Quarter as a result of the completion of construction on two of our newbuild drillships and one of our newbuild jackups.  During the Current Quarter, we capitalized approximately 11 percent of total interest charges versus approximately 23 percent during the Comparable Quarter.

Interest Income and Other, Net. Interest income and other, net increased $28 million in the Current Quarter as compared to the Comparable Quarter. The increase is primarily the result of $30 million of interest income recognized in connection with the Noble Homer Ferrington arbitration award during the Current Quarter.

Income Tax Provision. Our income tax provision increased $1 million in the Current Quarter, of which $29 million related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award, a $28 million decrease in our income tax provision was driven by a lower effective tax rate in the Current Quarter due to the geographic mix of pre-tax income, the effect of lower downtime coupled with cost reduction measures, as well as various discrete items.

Discontinued Operations. Net loss from discontinued operations for the Comparable Quarter was $20 million. Revenues reported within discontinued operations were $142 million during the Comparable Quarter. Operating income included within discontinued operations was $1 million during the Comparable Quarter. There was no activity related to discontinued operations during the Current Quarter.

For the Nine Months Ended September 30, 2015 and 2014

Net income from continuing operations attributable to Noble-UK for the nine months ended September 30, 2015 (the “Current Period”) was $663 million, or $2.68 per diluted share, on operating revenues of $2.5 billion, compared to net income from continuing operations for the nine months ended September 30, 2014 (the “Comparable Period”) of $443 million, or $1.71 per diluted share, on operating revenues of $2.4 billion. The Current Period results include amounts from the Noble Homer Ferrington arbitration award. The arbitration award totaled approximately $177 million, of which $137 million was recognized as contract drilling services revenues, $30 million as interest income, and $10 million for the reimbursement of costs and fees as a reduction of contract drilling services costs.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Period and the Comparable Period, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the nine months ended September 30, 2015 and 2014 was $29 million and $55 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services. In addition, we had non-recurring costs of $49 million during the Comparable Period related to the Spin-off, which we recognized as part of discontinued operations at the Noble-UK level.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2015 and 2014:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Nine Months Ended		Nine Months Ended			Nine Months Ended
	September 30,		September 30,			September 30,
	2015	2014	2015	2014	% Change	2015	2014	% Change
Jackups	86%	92%	2,989	2,691	11%	$167,937	$174,718	-4%
Semisubmersibles (3)	62%	74%	1,379	2,230	-38%	491,951	425,645	16%
Drillships	100%	100%	2,457	1,979	24%	506,341	475,459	6%
Other	N/A	0%	N/A	—	**	N/A	—	**
Total	84%	87%	6,825	6,900	-1%	$355,246	$342,059	4%

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
(3)

Includes the contract drilling services revenue portion of the Noble Homer Ferrington arbitration award during the Current Period. Exclusive of the arbitration award, the average dayrate for the nine months ended September 30, 2015 was $393,052.

**	Not a meaningful percentage.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2015	2014	$	%
Operating revenues:
Contract drilling services	$2,424,481	$2,360,205	$64,276	3%
Reimbursables (1)	70,087	65,307	4,780	7%
Other	—	1	(1)	**
	$2,494,568	$2,425,513	$69,055	3%
Operating costs and expenses:
Contract drilling services	$934,024	$1,109,456	$(175,432)	-16%
Reimbursables (1)	55,592	51,579	4,013	8%
Depreciation and amortization	456,967	446,425	10,542	2%
General and administrative	61,558	76,826	(15,268)	-20%
	1,508,141	1,684,286	(176,145)	-10%
Operating income	$986,427	$741,227	$245,200	33%

(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a 4 percent increase in average dayrates, partially offset by a 1 percent decrease in operating days. The 4 percent increase in average dayrates increased revenues by approximately $90 million, while the 1 percent decrease in operating days decreased revenues by $26 million.

The increase in contract drilling services revenues relates to our drillships and jackups, which generated approximately $303 million and $32 million more revenue, respectively, in the Current Period. This was partially offset by decreased revenues related to our semisubmersibles, which declined $271 million from the Comparable Period.

The increase in drillship revenues was driven by a 24 percent increase in operating days and a 6 percent increase in average dayrates, resulting in a $227 million and a $76 million increase in revenues, respectively, from the Comparable Period. The increase in both average dayrates and operating days was the result of the newbuilds Noble Sam Croft and the Noble Tom Madden, which commenced their contracts in July 2014 and November 2014, respectively.

The increase in jackup revenues was driven by an 11 percent increase in operating days, resulting in a $52 million increase in revenues from the Comparable Period. The increase in operating days was the result of the commencements of the following newbuilds: Noble Regina Allen, Noble Houston Colbert and Noble Sam Turner in January 2014, March 2014 and August 2014, respectively. Additionally, the Noble David Tinsley experienced full utilization in the Current Period but was off contract for a majority of the Comparable Period. This was partially offset by the Noble Mick O’Brien, which was off contract during the Current Period but experienced full utilization during the Comparable Period. The 4 percent decline in average dayrates resulted in a $20 million decrease in revenues driven by unfavorable dayrate changes on contracts across the jackup fleet.

During the Current Period, we recognized $137 million of dayrate revenues related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award, semisubmersible revenues decreased by $408 million driven by a 38 percent decline in operating days and an 8 percent decline in average dayrates, resulting in a $363 million and a $45 million decline in revenues, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was primarily attributable to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff as a result of our decision to retire and scrap these rigs based on current market conditions. Additionally, the Noble Max Smith and the Noble Paul Romano were operational during the Comparable Period but were off contract during the Current Period. This was partially offset by the Noble Amos Runner, which operated during the Current Period but was in the shipyard undergoing regulatory inspections and maintenance during a portion of the Comparable Period.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $175 million for the Current Period as compared to the Comparable Period. This was due to decreased costs of $92 million related to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff and $83 million related to idle or stacked rigs. This was partially offset by crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts, which added approximately $119 million in expense in the Current Period. Additionally, we received $10 million for the reimbursement of costs and fees related to the Noble Homer Ferrington arbitration award during the Current Period that were previously recognized through contract drilling services operating costs and expenses. The remaining $109 million decrease in costs was driven by a $38 million decrease in mobilization and transportation expenses related to certain rig moves during the Comparable Period, a $28 million decrease in labor costs, a $17 million decrease in other rig-related expenses, a $12 million decrease in operations support costs, a $9 million decrease in repair and maintenance costs and a $5 million decrease in insurance costs related to our policy renewal in March 2015.

The increase in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to assets placed in service, including the newbuilds noted above, partially offset by the retirement of the three semisubmersible rigs discussed above.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $16 million in the Current Period as compared to the Comparable Period primarily as a result of decreased legal and other professional fees.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $47 million in the Current Period as compared to the Comparable Period. The increase is a result of the issuance of $1.1 billion of senior notes in March 2015, coupled with a reduction in capitalized interest in the Current Period as compared to the Comparable Period due primarily to the completion of construction on four of our newbuild jackups and two of our newbuild drillships. During the Current Period, we capitalized approximately 10 percent of total interest charges versus approximately 25 percent during the Comparable Period.

Interest Income and Other, Net. Interest income and other, net increased $37 million in the Current Period as compared to the Comparable Period. The increase is primarily the result of $30 million of interest income recognized in connection with the Noble Homer Ferrington arbitration award, coupled with $5 million of interest received on an IRS tax refund for the years 2006 and 2007 during the Current Period.

Income Tax Provision. Our income tax provision increased $14 million in the Current Period, of which $29 million related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award, our income tax provision decreased by $15 million. A 21 percent decrease in the worldwide effective tax rate generated a $25 million decrease in income tax expense. The decrease in the worldwide effective tax rate was primarily a result of the geographic mix of pre-tax income, the effect of lower downtime coupled with cost reduction measures, as well as various discrete items. This was partially offset by a 9 percent increase in pre-tax earnings during the Current Period, which increased income tax expense by $10 million.

Discontinued Operations. Net income from discontinued operations for the Comparable Period was $176 million. Revenues reported within discontinued operations were $1.0 billion during the Comparable Period. Operating income included within discontinued operations was $233 million during the Comparable Period. There was no activity related to discontinued operations during the Current Period.

Liquidity and Capital Resources

Overview

Cash flows from discontinued operations are combined with cash flows from continuing operations within each cash flow statement category on our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 included in this Quarterly Report on Form 10-Q. Net cash from operating activities was $1.3 billion in the Current Period and $1.4 billion in the Comparable Period. We had working capital of $32 million and $260 million at September 30, 2015 and December 31, 2014, respectively.

Net cash used in investing activities in the Current Period was $321 million as compared to $1.8 billion in the Comparable Period. The variance primarily relates to lower newbuild expenditures, coupled with expenditures for Paragon Offshore in the Comparable Period.

Net cash used in financing activities in the Current Period was $835 million as compared to net cash provided from financing activities of $366 million in the Comparable Period. During the Current Period, our primary uses of cash included the repayment of our $350 million 3.45% Senior Notes in August 2015, coupled with shareholder dividend payments of approximately $278 million, the repurchase of 6.2 million shares during the period for $101 million, and dividends paid to noncontrolling interests of approximately $57 million. Our total debt as a percentage of total debt plus equity was 37.2 percent at September 30, 2015 as compared to 40.1 percent at December 31, 2014. Although we issued $1.1 billion of Senior Notes in March 2015, this amount was substantially offset by a net reduction in indebtedness outstanding on our Credit Facilities and commercial paper program during the Current Period as a result of the application of proceeds from the senior note offering.

Our principal source of capital in the Current Period was cash generated from operating activities coupled with the $1.1 billion Senior Notes offering in March 2015. Cash generated during the Current Period was primarily used for the following:

•	repay indebtedness outstanding under our Credit Facilities and commercial paper program;
•	normal recurring operating expenses;
•	repayment of our $350 million 3.45% Senior Notes;
•	payment of our quarterly dividends;
•	capital expenditures; and
•	repurchase 6.2 million shares.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;
•	committed and discretionary capital expenditures;
•	repayment of maturing debt;
•	payment of dividends; and
•	repurchase of shares.

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

At September 30, 2015, we had a total contract drilling services backlog of approximately $8.1 billion. Our backlog as of September 30, 2015 includes a commitment of 78 percent of available days for the remainder of 2015 and 67 percent of available days for 2016. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Capital expenditures, including capitalized interest, totaled $280 million and $1.7 billion for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures during the first nine months of 2015 consisted of the following:

•	$221 million for sustaining capital, major projects, subsea related expenditures and upgrades and replacements to drilling equipment;
•	$41 million on newbuilds, including costs for the Noble Lloyd Noble and trailing costs on our recently completed newbuilds; and
•	$18 million in capitalized interest.

Our total capital expenditure estimate for 2015 is approximately $450 million, which includes capitalized interest that may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of September 30, 2015, we had outstanding commitments, including shipyard and purchase commitments, for approximately $676 million, all of which we expect to spend within the next twelve months.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $93 million (or $0.375 per share), was declared on July 24, 2015 and paid on August 10, 2015 to holders of record on August 3, 2015.

On October 23, 2015, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.15 per share. The payment is expected to total approximately $37 million, based on the number of shares currently outstanding.

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

Our total debt related to the Credit Facilities and commercial paper program was $1.1 billion at December 31, 2014. At September 30, 2015, we had no amounts outstanding under the Credit Facilities and commercial paper program, therefore, we had $2.7 billion of available capacity under the Credit Facilities.

The $2.4 billion facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At September 30, 2015, we had no letters of credit issued under the facility.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.5 billion at September 30, 2015 as compared to $3.7 billion at December 31, 2014. The increase in senior unsecured notes outstanding is a result of the issuance of $1.1 billion aggregate principal amount of senior notes in March 2015, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These senior notes were issued in three separate tranches, consisting of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025, and $400 million of 6.95% Senior Notes due 2045. The weighted average coupon of all three tranches is 5.87%.  The interest rate on these senior notes may be increased if the credit rating applicable to the notes is downgraded below certain specified levels. The net proceeds of approximately $1.08 billion, after expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.

In August 2015, we repaid our $350 million 3.45% Senior Notes using cash on hand.

Our $300 million 3.05% Senior Notes mature during the first quarter of 2016.  We anticipate using cash on hand to repay the outstanding balances; therefore, we have classified these balances as “Current maturities of long-term debt” on our Consolidated Balance Sheet as of September 30, 2015.

Covenants

The Credit Facilities are guaranteed by NHIL and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At September 30, 2015, our ratio of debt to total tangible capitalization was approximately 0.37. We were in compliance with all covenants under the Credit Facilities as of September 30, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets.  In addition, there are restrictions on incurring or assuming certain liens and entering into sale and lease-back transactions.  At September 30, 2015, we were in compliance with all of our debt covenants.  We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, which amends ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this ASU are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of the new guidance by one year to interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance allows a debt issuance cost related to a line-of-credit to be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

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

In July 2015, the FASB issued ASU No. 2015-12 which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans”, ASC Topic 962, “Defined Contribution Pension Plans”, and ASC Topic 965, “Health and Welfare Benefit Plans”. There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, “Business Combinations.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date with a corresponding adjustment to goodwill, and revise comparative information for prior periods presented in financial statements. Those adjustments are required when new information about circumstances that existed as of the acquisition date would have affected the measurement of the amount initially recognized. This update requires an entity to recognize these adjustments in the reporting period in which the adjustment amounts are determined. An acquirer must record the effect on earnings of changes in depreciation, amortization, or other income effects, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At September 30, 2015, we had no borrowings outstanding under our Credit Facilities and commercial paper program, which is supported by the Credit Facilities.

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

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $3.5 billion and $4.5 billion at September 30, 2015 and December 31, 2014, respectively. The decrease in the fair value of debt relates to the overall decline of our sector in the marketplace coupled with the repayment of our $350 million 3.45% Senior Notes, which matured in August 2015.

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

Our North Sea, Australian and Brazilian operations have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2015 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $23 million at September 30, 2015. Total unrealized losses related to these forward contracts were approximately $1 million as of September 30, 2015 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $2 million.

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

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and James A. MacLennan, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of September 30, 2015. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2015. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 6 and 14 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37,000,000 ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. Any repurchases are expected to be funded using cash on hand, cash from operations or short-term borrowings under our Credit Facilities. The authority to make such repurchases will expire on the later of April 2016 or the end of the Company’s 2016 annual general meeting of shareholders, at which time we could seek shareholder approval for further repurchases. The Company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. The Company currently has adequate distributable reserves to fund its currently approved repurchase plan. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves.  Any shares purchased by the Company out of distributable reserves may be held as treasury shares or cancelled at the Company’s election. During the three months ended September 30, 2015, there were no repurchases by Noble-UK of its shares.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	November 4, 2015
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ James A. MacLennan
James A. MacLennan Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	November 4, 2015
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

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