Form 10-K
period 2015-12-31
Noble Corp plc; NOBLE CORP
filed 2016-02-25
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2015, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates of the registrant was $3.7 billion based on the closing sale price as reported on the New York Stock Exchange.

Number of shares outstanding and trading at February 12, 2016: Noble Corporation plc – 243,202,568

Number of shares outstanding: Noble Corporation – 261,245,693

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the 2016 annual general meeting of the shareholders of Noble Corporation plc will be incorporated by reference into Part III of this Form 10-K.

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

General

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Annual Report on Form 10-K, our fleet of 30 drilling rigs consisted of 14 jackups, eight drillships and eight semisubmersibles, including one high-specification, harsh environment jackup under construction.

For additional information on the specifications of our fleet, see Part I, Item 2, “Properties—Drilling Fleet.” At December 31, 2015, our fleet was located in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities.  The agreement is subject to approval of the bankruptcy court following Paragon Offshore’s filing of a pre-negotiated bankruptcy plan. For additional information regarding the Spin-off, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 2—Spin-off of Paragon Offshore plc” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 18—Commitments and Contingencies.”

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

Our business strategy focuses on deepwater drilling and high-specification jackup capabilities and the deployment of our drilling rigs in important oil and gas basins around the world.

We have expanded our offshore deepwater drilling and high-specification jackup capabilities in recent years through the construction of rigs. Currently, we have one newbuild project remaining, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, which is scheduled to commence operations under a four-year contract in the North Sea during the third quarter of 2016. Although we plan to focus on capital preservation and liquidity because of current market conditions, we also plan to continue to evaluate opportunities as they arise from time to time to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly more complex drilling programs required by our customers.

Demand for our services is, in part, a function of the worldwide demand for oil and gas and the global supply of mobile offshore drilling units. In recent years, there has been a significant increase in the number of jackups and ultra-deepwater drilling units, many of which are currently under construction without a contract. The price of oil has declined over 70 percent from June 30, 2014 to February 19, 2016. As a result, our customers have greatly reduced their exploration and development spending and the number of rigs they have under contract. This combination of increased supply of drilling rigs and reduced demand for such rigs has resulted in falling dayrates and reduced utilization of our units as contracts expire and has had a significant effect on contracting opportunities.

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

•	provisions allowing the impacted party to terminate the contract if specified “force majeure” events beyond the contracting parties’ control occur for a defined period of time;
•	payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies;
•	provisions that allow us to recover certain cost increases from our customers in certain long-term contracts; and
•	provisions that require us to lower dayrates for documented cost decreases in certain long-term contracts.

The terms of some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts and, in certain cases, without any payment.

Generally, our contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another. When market conditions require us to assume these costs, our operating margins are reduced accordingly. For shorter moves, such as “field moves,” our customers have generally agreed to assume the costs of moving the unit in the form of a reduced dayrate or “move rate” while the unit is being moved. Under current market conditions, we are much less likely to receive full reimbursement of our mobilization and demobilization costs.

During periods of depressed market conditions, such as the one we are currently experiencing, our customers may seek to renegotiate or repudiate their contracts with us.  The renegotiations may include changes to key contract terms, such as pricing, termination and risk allocation.

For a discussion of our backlog of commitments for contract drilling services, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Contract Drilling Services Backlog.”

Offshore Drilling Operations

Contract Drilling Services

We conduct offshore contract drilling operations, which accounted for over 99 percent of our operating revenues for the years ended December 31, 2015, 2014 and 2013. During the three years ended December 31, 2015, we principally conducted our contract drilling operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and

Australia. Revenues from Royal Dutch Shell plc (“Shell”) and its affiliates accounted for approximately 49 percent, 55 percent and 67 percent of our consolidated operating revenues in 2015, 2014 and 2013, respectively. Revenues from Freeport-McMoRan Inc. (“Freeport”) accounted for approximately 14 percent of our consolidated operating revenues in 2015. Freeport did not account for more than 10 percent of our consolidated operating revenues in either 2014 or 2013. Revenues from Saudi Arabian Oil Company (“Saudi Aramco”) accounted for approximately 10 percent of our consolidated operating revenues in 2013. Saudi Aramco did not account for more than 10 percent of our consolidated operating revenues in either 2015 or 2014. No other single customer accounted for more than 10 percent of our consolidated operating revenues in 2015, 2014 or 2013. Freeport has announced plans to reduce the number of rigs it utilizes in the U.S. Gulf of Mexico. We are currently in discussion with Freeport regarding these contracts to determine whether there is a mutually beneficial arrangement that appropriately addresses the interests of each party.

Labor Contracts

During 2011, we commenced a refurbishment project with Shell for one of its rigs, the Kulluk. Under the contract, we provided the management and oversight of the project, as well as the personnel necessary to complete the refurbishment. During 2012, the construction phase of the project was completed and the rig began operating off the coast of Alaska. In 2013, in connection with a delay of the Alaskan Arctic drilling project, this contract was terminated. We provided labor personnel and management services on the project, but did not own or lease the related rig. During 2014 and 2015, we did not have any active labor contracts nor did we have any revenues or expenses from continuing operations related to labor services contracts.

Competition

The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. We compete with other providers of offshore drilling rigs. Some of our competitors may have access to greater financial resources than we do.

In the provision of contract drilling services, competition involves numerous factors, including price, rig availability and suitability, experience of the workforce, efficiency, safety performance record, condition and age of equipment, operating integrity, reputation, financial strength, industry standing and client relations. We believe that we compete favorably with respect to all of these factors. In addition to having one of the newest fleets in the industry among our peer companies, we follow a policy of keeping our equipment well-maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment, regulations or customer preferences.

We compete on a worldwide basis, but competition may vary by region. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by many factors, including the price of oil and gas, the financial condition of such producers, general global economic conditions, political considerations and national oil and gas production policies, many of which are beyond our control. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business have historically occurred. While we do not anticipate this being an issue in the current market environment, we cannot assure that any such shortages experienced in the past will not happen again in the future.

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

The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Many of the countries in whose waters we operate from time to time regulate the discharge of oil and other contaminants in connection with drilling and marine operations. Failure to comply with these laws and regulations, or failure to obtain or comply with permits, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. We are also subject to a plea agreement with the U.S. Department of Justice (“DOJ”) in connection with prior operations in Alaska, and any future environmental incidents could have an impact on the plea agreement or related actions that the DOJ or other regulatory agencies may take against us as a result of such an incident. We have made, and will continue to make, expenditures to comply with environmental requirements. We do not believe that our compliance with such requirements will have a material adverse effect on our results of operations, our competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry. However, our business and prospects could be adversely affected by regulatory activity that prohibits or restricts our customers’ exploration and production activities, results in reduced demand for our services or imposes environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.

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

Offshore Regulation and Safety. In response to the Macondo well blowout incident in April 2010, the U.S. Department of Interior, through the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), has undertaken an aggressive overhaul of the offshore oil and natural gas regulatory process that has significantly impacted oil and gas development in the U.S. Gulf of Mexico. From time to time, new rules, regulations and requirements have been proposed and implemented by BOEM, BSEE or the United States Congress that materially limit or prohibit, and increase the cost of, offshore drilling. For example, in February 2015, BOEM and BSEE announced a proposed rule revising and adding requirements for drilling on the U.S. Arctic Outer Continental Shelf. Similarly, in April 2015, BSEE announced a proposed blowout preventer systems and well control rule. This proposed rule focuses on blowout preventer requirements and includes reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment, among other things. These new rules, regulations and requirements including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico and the Arctic, implementation of safety and environmental management systems, mandatory third party compliance audits, and the promulgation of numerous Notices to Lessees have impacted and may continue to impact our operations. In addition to these rules, regulations and requirements, the U.S. federal government is considering new legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the U.S. Gulf of Mexico, as well as regulations relating to the protection of the environment. If the new regulations, policies, operating procedures and possibility of increased legal liability are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs. We are also subject to the Ports and Waterways Safety Act (“PWSA”) and similar regulations, which impose certain operational requirements on offshore rigs operating in the U.S. and governs liability for vessel or cargo loss, or damage to life, property, or the marine environment.

The Oil Pollution Act. The U.S. Oil Pollution Act of 1990 (“OPA”) and similar regulations, including but not limited to the International Convention for the Prevention of Pollution from Ships (“MARPOL”), adopted by the International Maritime Organization (“IMO”), as enforced in the United States through the domestic implementing law called the Act to Prevent Pollution from Ships, impose certain operational requirements on offshore rigs operating in the U.S. and govern liability for leaks, spills and blowouts involving pollutants. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. OPA establishes a liability limit for onshore facilities of $350 million, while the liability limit for offshore facilities is equal to all removal costs plus up to $75 million in other damages. In December 2014, BOEM increased this liability limit to $133.65 million. Further, in November 2015, the U.S. Coast Guard published a final rule increasing the limit for onshore facilities from $350 million to $633.85 million. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.

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

Further, proposed legislation has been introduced in Congress that would establish an economy-wide cap on emissions of GHG’s in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHG’s. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on all countries that had ratified it. In 2015, the United Nations Climate Change Conference in Paris resulted in the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and will require countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. While it is not possible at this time to predict how new treaties and legislation that may be enacted to address GHG emissions would impact our business, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. Moreover, incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas.

Countries in the European Union implement the U.N.’s Kyoto Protocol on GHG emissions through the Emissions Trading System (“ETS”), though ETS will continue to require GHG reductions in the future that are not currently prescribed by the Kyoto Protocol or related agreements. The ETS program establishes a GHG “cap and trade” system for certain industry sectors, including power generation at some offshore facilities. Total GHG from these sectors is capped, and the cap is reduced over time to achieve a 21 percent GHG reduction from these sectors between 2005 and 2020. In July 2015, the European Commission presented a legislative proposal to revise the European Union ETS for the period after 2020 that includes a more rapid reduction in emission allowances, among other suggestions. This revision would also increase the 21 percent GHG reduction target for ETS sectors discussed above to 43 percent by 2030. More generally, the EU Commission has proposed a roadmap for reducing emissions by 80 percent by 2050 compared to 1990 levels. Some EU member states have enacted additional and more long-term legally binding targets. For example, the UK has committed to reduce GHG emissions by 80 percent by 2050. These reduction targets may also be affected by future negotiations under the United Nations Framework Convention on Climate Change and its Kyoto Protocol and Paris Agreement.

Entities operating under the cap must either reduce their GHG emissions or purchase tradable emissions allowances, or EUAs, from other program participants, or purchase international GHG offset credits generated under the Kyoto Protocol’s Clean Development Mechanisms or Joint Implementation. However, the Paris Agreement provides for the creation of a new market-based mechanism that could replace the Clean Development Mechanisms and Joint Implementation. As the cap declines, prices for emissions allowances or GHG offset credits may rise. However, due to the over-allocation of EUAs by EU member states in earlier phases and the impact of the recession in the EU, there has been a general over-supply of EUAs. The EU has recently approved amending legislation to withhold the auction of EUAs in a process known as “backloading.” EU proposals for wider structural reform of the EU ETS may follow the enactment of the backloading proposal. For example, in July and October 2015, the European Parliament and Council, respectively, approved a Market Stability Reserve. The Market Stability Reserve will be established in 2018 and is intended as a long term solution to the oversupply. The proposed July 2015 revision discussed above is also meant to address this issue. Both backloading and wider structural reforms are aimed at reviving the EU carbon price.

In addition, the UK government, which implements ETS in the UK North Sea, has introduced a carbon price floor mechanism to place an incrementally increasing minimum price on carbon. Thus, the cost of compliance with ETS can be expected to increase over time. Additional member state climate change legislation may result in potentially material capital expenditures.

We have determined that combustion of diesel fuel (Scope 1) aboard all of our vessels worldwide is the Company’s primary source of GHG emissions, including carbon dioxide, methane and nitrous oxide. The data necessary to report indirect emissions from generation of purchased power (Scope 2) has not been previously collected. We will establish the necessary procedures to collect and report Scope 2 data.

For the year ended December 31, 2015, our estimated carbon dioxide equivalent (“CO2e”) gas emissions were 625,829 tonnes as compared to 832,845 tonnes for the year ended December 31, 2014, including Paragon Offshore through the Spin-off date. Excluding Paragon Offshore, our estimated CO2e gas emissions for the year ended December 31, 2014 were 631,612 tonnes. When expressed as an intensity measure of tonnes of CO2e gas emissions per dollar of contract drilling revenues from continuing operations, both the 2015 and 2014 intensity measure was .0002.

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

Worker Safety. The U.S. Occupational Safety and Health Act (“OSHA”) and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. We believe that we are in substantial compliance with these requirements and with other applicable OSHA requirements.

On June 10, 2013, the European Union adopted a new directive, Directive 2013/30/EU, on the safety of offshore oil and gas operations within the exclusive economic zone (which can extend up to 200 nautical miles from a coast) or the continental shelf of any of its member states. The directive establishes minimum requirements for preventing major accidents in offshore oil and gas operations, and aims to limit the consequences of such accidents. All European Union member states were required to adopt national legislation or regulations by July 19, 2015 to implement the new directive’s requirements, which also include reporting requirements related to major safety and environmental hazards that must be satisfied before drilling can take place, as well as the use of “all suitable measures” to both prevent major accidents and limit the human health and environmental consequences of such a major accident should one occur. We believe that our operations are in substantial compliance with the requirements of the directive (as well as the extensive current health and safety regimes implemented in the member states in which we operate), but future developments could require the Company to incur significant costs to comply with its implementation.

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

The IMO has also adopted MARPOL, including Annex VI to MARPOL which sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. Annex VI, which applies to all ships, fixed and floating drilling rigs and other floating platforms, imposes a global cap on the sulfur content of fuel oil and allows for specialized areas to be established internationally with even more stringent controls on sulfur emissions. For vessels 400 gross tons and greater, platforms and drilling rigs, Annex VI imposes various survey and certification requirements. On July 15, 2011, the IMO approved mandatory measures to reduce emissions of GHGs from international shipping, requiring energy efficiency and survey and certification measures. These amendments to Annex VI apply to all ships of 400 gross tonnage and above and entered into force on January 1, 2013, affecting the operations of vessels that are registered in countries that are signatories to MARPOL Annex VI or vessels that call upon ports located within such countries. Moreover, 2008 amendments to Annex VI require the imposition of progressively stricter limitations on sulfur emissions from ships. These limitations require that fuels of vessels in covered Emission Control Areas, or ECAs, contain no more than 1 percent sulfur. The North American ECA became effective in August 2012, capping the sulfur limit in marine fuel at 1 percent, which has been the capped amount for the North Sea and Baltic Sea ECAs since July 1, 2010. The North Sea ECA encompasses all of the North Sea and the full length of the English Channel. These capped amounts are to decrease progressively until they reach 0.5 percent by January 1, 2020 for non-ECA areas and they were capped at 0.1 percent as of January 1, 2015 for ECA areas, including the North American ECA. The amendments also establish new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation.

The IMO has negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions such as the Ballast Water Management Convention, or BWM Convention. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements (beginning in 2009), to be replaced in time with a requirement for mandatory ballast water treatment. The BWM Convention has not become effective, but the IMO has passed a resolution encouraging the ratification of the BWM Convention and calling upon those countries that have already ratified to encourage the installation of ballast water management systems on new ships. A number of countries have recently ratified the BWM Convention and it is close to reaching its 35 percent ratification trigger. It will become effective one year after it reaches the required ratification trigger. Under the requirements of the BWM Convention for rigs with ballast water capacity of more than 5000 cubic meters that were constructed in 2011 or before, ballast water management exchange or treatment will be accepted until 2016. From 2016 (or not later than the first intermediate or renewal survey after 2016), only ballast water treatment will be accepted by the BWM Convention. The IMO will consider new amendments to the BWM Convention at a meeting in April 2016. All of our drilling rigs are in substantial compliance with the proposed terms of the BWM Convention.

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

In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our insurance policy does not exclude losses resulting from our gross negligence or willful misconduct. Our P&I insurance program is renewed in March or April of each year and currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million.

Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read “We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all of the risks and hazards we face” included in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Employees

At December 31, 2015, we had approximately 3,300 employees, excluding approximately 1,000 persons we engaged through labor contractors or agencies. Approximately 82 percent of our employees are located offshore. Of our shorebased employees, approximately 70 percent are male. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.

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

Financial Information about Segments and Geographic Areas

Information regarding our revenues from external customers, segment profit or loss and total assets attributable to each segment for the last three fiscal years is presented in Part II, Item 8, “Financial Statements and Supplementary Data, Note 19 — Segment and Related Information.”

Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Part II, Item 8, “Financial Statements and Supplementary Data, Note 19 — Segment and Related Information.”

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

You may also find information related to our corporate governance, board committees and company code of ethics (and any amendments or waivers of compliance) at our website. Among the documents you can find there are the following:

•	Articles of Association;
•	Code of Business Conduct and Ethics
•	Corporate Governance Guidelines;
•	Audit Committee Charter;
•	Compensation Committee Charter;
•	Health, Safety, Environment and Engineering Committee Charter; and
•	Nominating and Corporate Governance Committee Charter.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.

Risk Factors Relating to Our Business

Our business and results of operations have been materially hurt and our enterprise value has substantially declined due to current depressed market conditions which are the result of the dramatic drop in the oil and gas price and the oversupply of offshore drilling rigs.

The price of oil has declined over 70 percent from June 30, 2014 to February 19, 2016 and the price of natural gas has declined over 59 percent during the same period.  In addition, a large number of offshore drilling rigs were constructed and added to the global fleet in the last few years, and a substantial number of additional rigs, including rigs built on speculation, are currently scheduled to enter the market in 2016 and 2017.  Also, many in our industry extended the lives of older rigs rather than retiring these rigs.  These factors have led to a significant oversupply of drilling rigs at the same time that our customers have greatly reduced their planned exploration and development spending in response to the depressed price of oil and gas.  These factors have affected market conditions and led to a material decline in the demand for our services, the dayrates we are paid by our customers and the level of utilization of our drilling rigs.  These poor market conditions, in turn, are expected to lead to a material deterioration in our results of operations.  We have already experienced a substantial decline in our enterprise value, as the price of our shares has declined from $27.00 on August 4, 2014 post Spin-off to $7.58 at February 19, 2016.  While the offshore contract drilling industry is highly cyclical and has experienced periods of low demand and higher demand, there can be no assurance as to when or to what extent these depressed market conditions, and our business, results of operations or enterprise value, will improve.  Further, even if the price of oil and gas were to increase dramatically, we cannot assure you that there would be any increase in demand for our services.

Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, could have a material adverse effect on our business, financial condition and results of operations.

Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. As noted above, the price of oil and gas, and market expectations of potential changes in the price, significantly affect this level of activity, as well as dayrates which we can charge customers for our services. However, higher prices do not necessarily translate into increased drilling activity because our clients’ expectations of future commodity prices typically drive demand for our rigs. The price of oil and gas and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:

•	the cost of exploring for, developing, producing and delivering oil and gas;
•	the ability of OPEC to set and maintain production levels and pricing;
•	expectations regarding future energy prices;
•	increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;

•	worldwide production and demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;
•	potential acceleration in the development, and the price and availability, of alternative fuels;
•	the level of production in non-OPEC countries;
•	worldwide financial instability or recessions;
•	regulatory restrictions or any moratorium on offshore drilling;
•	the discovery rate of new oil and gas reserves either onshore or offshore;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	oil refining capacity;
•	the ability of oil and gas companies to raise capital;
•	worldwide instability in the financial and credit sectors and a reduction in the availability of liquidity and credit;
•	the relative cost of offshore drilling versus onshore oil and gas production;
•	advances in exploration, development and production technology either onshore or offshore;
•	technical advances affecting energy consumption, including the displacement of hydrocarbons through increasing transportation fuel efficiencies;
•	merger and divestiture activity among oil and gas producers;
•	the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;
•	adverse weather conditions, including hurricanes, typhoons, winter storms and rough seas;
•	tax laws, regulations and policies;
•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;
•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism; and
•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.

Adverse developments affecting the industry as a result of one or more of these factors, including any further decline in the price of oil and gas from their current depressed levels or the failure of the price of oil and gas to recover to a level that encourages our clients to expand their capital spending, a global recession, reduced demand for oil and gas products, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition and results of operations. The current downturn has already had a material adverse effect on demand for our services and is expected to have a material adverse effect on our business and results of operations.

The contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be materially reduced.

The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Intense price competition, rig availability, location and suitability, experience of the workforce, efficiency, safety performance record, technical capability and condition of equipment, operating integrity, reputation, industry standing and client relations are all factors in determining which contractor is awarded a job. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. If current competitors, or new market entrants, implement new technical capabilities, services or standards that are more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition and results of operations.

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

The over-supply of rigs is contributing to a reduction in dayrates and demand for our rigs, which reduction may continue for some time and, therefore, is expected to further adversely impact our revenues and profitability.

Prior to the recent downturn, we experienced a period of high utilization and high dayrates, and industry participants increased the supply of drilling rigs by building new drilling rigs, including some drilling rigs that have not yet entered service. This increase in supply, combined with the decrease in demand for drilling rigs resulting from the substantial decline in the price of oil since mid-2014, has resulted in an oversupply of drilling rigs, which has contributed to the recent decline in utilization and dayrates.

We are currently experiencing competition from newbuild rigs that have either already entered the market or are scheduled to enter the market in 2016 and beyond. The entry of these rigs into the market has resulted in lower dayrates for both newbuilds and existing rigs rolling off their current contracts. Lower utilization and dayrates have adversely affected our revenues and profitability and may continue to do so for some time in the future. In addition, our competitors may relocate rigs to markets in which we operate, which could exacerbate excess rig supply and result in lower dayrates and utilization in those markets. To the extent that the drilling rigs currently under construction or on order do not have contracts upon their completion, there may be increased price competition as such vessels become operational, which could lead to a further reduction in dayrates and in utilization, and we may be required to idle additional drilling rigs. As a result, our business, financial condition and results of operations would be materially adversely affected.

We may record additional losses or impairment charges related to sold or idle rigs.

We evaluate the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, on an annual basis, we complete an impairment analysis on our rig fleet. An impairment loss on our property and equipment exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig class, we may take an impairment loss in the future. For example, in the fourth quarter of 2015 and 2014, we decided that we would no longer market certain rigs. In connection with these decisions, we recorded impairment charges of $372 million and $685 million, respectively, on these rigs during those periods. There can be no assurance that we will not have to take additional impairment charges in the future if current depressed market conditions persist.

We may not be able to renew or replace expiring contracts, and our customers may terminate or seek to renegotiate or repudiate our drilling contracts or may have financial difficulties which prevents them from meeting their obligations under our drilling contracts.

We have a number of customer contracts that will expire in 2016 and 2017. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers. During 2015, a number of oil and gas companies, including some of our customers, have publicly announced significant reductions in their planned exploration and development spending during 2016 and beyond. As a result of the difficulty in replacing expiring contracts during this period of depressed market conditions, in 2015 and 2014, we decided to stop marketing five rigs. These reductions in spending by our customers could further reduce the demand for contract drilling services and as a result, our business, financial condition and results of operations would be materially adversely affected.

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

In addition, during periods of depressed market conditions, such as the one we are currently experiencing and which we expect to continue during 2016 and beyond, we are subject to an increased risk of our customers seeking to renegotiate or repudiate their contracts. The ability of our customers to perform their obligations under drilling contracts with us may also be adversely affected by the financial condition of the customer, restricted credit markets, economic downturns and industry downturns, such as the one we are currently experiencing. We may elect to renegotiate the rates we receive under our drilling contracts downward if we determine that to be a reasonable business solution. If our customers cancel or are unable to perform their obligations under their drilling contracts, including their payment obligations, and we are unable to secure new contracts on a timely basis on substantially similar terms or if we elect to renegotiate our drilling contracts and accept terms that are less favorable to us, it could have a material adverse effect on our business, financial condition and results of operations.

We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.

Generally, contract backlog only includes future revenues under firm commitments; however, from time to time, we may report anticipated commitments under letters of intent or award for which definitive agreements have not yet been, but are expected to be, executed. We can provide no assurance that we will be able to perform under these contracts due to events beyond our control or that we will be able to ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us or that they will not seek to renegotiate or repudiate their contracts, especially during the current industry downturn. Our inability to perform under our contractual obligations or to execute definitive agreements, our customers’ inability or unwillingness to fulfill their contractual commitments to us, including as a result of contract repudiations or our decision to accept less favorable terms on our drilling contracts, may have a material adverse effect on our business, financial condition and results of operations.

We are substantially dependent on several of our customers, including Shell and Freeport, and the loss of these customers would have a material adverse effect on our financial condition and results of operations.

Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts or reduction of their drilling programs. We estimate Shell and Freeport represented approximately 63 percent and 12 percent, respectively, of our backlog at December 31, 2015. Revenues from Shell and Freeport accounted for approximately 49 percent and 14 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2015. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected. Freeport has announced plans to reduce the number of rigs it utilizes in the U.S. Gulf of Mexico. We are currently in discussion with Freeport regarding these contracts to determine whether there is a mutually beneficial arrangement that appropriately addresses the interests of each party, but we cannot provide any assurance as to the outcome of such discussions.

Our business involves numerous operating hazards.

Our operations are subject to many hazards inherent in the drilling business, including:

•	well blowouts;
•	fires;
•	collisions or groundings of offshore equipment;
•	punch-throughs;
•	mechanical or technological failures;
•	failure of our employees or third party contractors to comply with our internal environmental, health and safety guidelines;
•	pipe or cement failures and casing collapses, which could release oil, gas or drilling fluids;
•	geological formations with abnormal pressures;
•	spillage handling and disposing of materials; and
•	adverse weather conditions, including hurricanes, typhoons, winter storms and rough seas.

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

As part of our recent agreement with Paragon Offshore, we agreed to assume certain Mexican tax liabilities and bonding obligations.  These tax liabilities could cost more than we expect, and the bonding requirements could be greater than anticipated and also could affect our liquidity.  There can be no assurance that Paragon Offshore will be able to satisfy its tax payment and cost reimbursement obligations when they become due.  If the bankruptcy court does not approve our settlement agreement with Paragon Offshore, we could be sued by Paragon Offshore or its creditors.

We recently entered into an agreement for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities.  We cannot make any assurances regarding the outcome of the tax assessments and claims, and the cost of these liabilities and the amount of bonding required could be greater than we anticipate.

We expect that we will be able to bond amounts required in Mexico using our current bonding facility.  If the amount of bonding is greater than we anticipate, or we are required to maintain such bonds longer than we anticipate, then our current bonding facility may not be sufficient, and we would be required to use other sources for the bonding, including our credit facility, which could affect our liquidity and reduce the availability of credit for uses other than bonding Mexican tax liabilities.

In addition, Paragon Offshore is required under the terms of the settlement to share equally in the payment of certain of the Mexican tax liabilities and the costs of administering the tax claims. If Paragon Offshore is unable to pay its share of these tax liabilities or the costs to administer the tax claims, we could be forced to pay these amounts ourselves and seek reimbursement from Paragon Offshore.  There can be no assurance that Paragon Offshore would be able to satisfy its share of the tax liabilities or reimburse us when such payments would be due.  If Paragon Offshore is unable to satisfy these obligations, the underlying liabilities could have a material adverse effect on our business, financial condition and results of operations. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies.”

Paragon Offshore recently announced that it will seek approval of a pre-negotiated plan of reorganization by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. The agreement in principle with Paragon Offshore is subject to approval of the bankruptcy court.  There can be no assurance that we will enter into a definitive settlement agreement with Paragon Offshore or that the bankruptcy court will ultimately approve such agreement. If for any reason the agreement is not approved by the bankruptcy court or Paragon Offshore fails to exit bankruptcy, Paragon Offshore or its creditors could become adverse to us in any potential litigation relating to the Spin-off, including any alleged fraudulent conveyance claim in connection with the creation of Paragon Offshore as a stand-alone entity.

In connection with the Spin-off, we agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore agreed to indemnify us for certain liabilities. We have significant exposure to losses resulting from this obligation, and there can be no assurance that the Paragon Offshore indemnities will be sufficient to insure us against the full amount of the related liabilities, or that Paragon Offshore’s ability to satisfy its indemnification obligations will not be impaired in the future.

We entered into certain agreements with Paragon Offshore in connection with the Spin-off, including a master separation agreement, tax sharing agreement, transition services agreement and transition services agreement relating to our operations offshore Brazil. Pursuant to the agreements, we agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore agreed to indemnify us for certain liabilities. We could have significant exposure to losses resulting from our obligations under these agreements.

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

Following the Spin-off, we continue to rely on Paragon Offshore to assist us in operations offshore Brazil. In addition, Paragon Offshore could have significant payables owing to us in connection with the Spin-off and agreements executed in connection with our separation.

Pursuant to the transition services agreement relating to our operations offshore Brazil, Paragon Offshore has agreed to provide local administrative and operational services for rigs operating in Brazil at the time of the Spin-off. We currently have one rig in Brazil operating under this arrangement through April 2016. In addition, in connection with the Spin-off, we executed a number of agreements with Paragon Offshore that govern our relationship after the Spin-off. If Paragon Offshore is unable to perform under its obligations under the transition services agreement relating to our operations offshore Brazil or is unable or unwilling to repay its obligations under the agreements executed in connection with our separation, it could have a material adverse effect on our business, financial condition and results of operations.

We may experience one or more downgrades in our credit ratings to a non-investment grade credit rating, which would increase our borrowing costs and potentially reduce our access to additional liquidity.

Recently, Moody’s announced that it would be reviewing all of the credit ratings for energy companies. Currently, we are rated Baa3 by Moody’s and BBB by Standard and Poor’s, one step and two steps above non-investment grade, respectively. Access to our commercial paper program is dependent upon our credit ratings. A decline in our credit ratings below investment grade would prohibit us from accessing the commercial paper market, and we would transfer any outstanding borrowings to our revolving credit facility. Our revolving credit facility has interest rates that are generally higher than those found in the commercial paper market, which would result in increased interest expense in the future. Our revolving credit facility also has a provision which changes the applicable interest rates based upon our credit ratings. If our credit ratings were to decline, the interest expense under our revolving credit facility would increase. In addition, the interest rate on our senior notes issued in 2015 would also increase if the credit ratings applicable to the notes were to decline below investment grade (up to a maximum of 200 basis points). If one or more of the rating agencies reduced our credit rating to below investment grade, it could potentially reduce our access to additional liquidity.

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

Our operations are also subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. As a result, the application of these laws could have a material adverse effect on our results of operations by increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays, or subjecting us to liability. For example, we, as an operator of mobile offshore drilling units in navigable U.S. waters and certain offshore areas, including the U.S. Outer Continental Shelf, are liable for damages and for the cost of removing oil spills for which we may be held responsible, subject to certain limitations. Our operations may involve the use or handling of materials that are classified as environmentally hazardous. Laws and regulations protecting the environment have generally become more stringent and in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault. Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.

As disclosed in Part II, Item 8, “Financial Statements and Supplementary Data, Note 18 — Commitments and Contingencies,” in November 2012, the U.S. Coast Guard in Alaska conducted an inspection and investigation of the Noble Discoverer and the Kulluk, a rig we were providing contract labor services for, and referred the matters to the DOJ for further investigation. In December 2014, a subsidiary reached a settlement with the DOJ regarding its investigation of the Noble Discoverer and the Kulluk. Under the terms of the plea agreement, the subsidiary pled guilty to violations relating to maintaining proper oil record books for the Noble Discoverer and Kulluk, maintaining proper ballast records for the Noble Discoverer and notification of hazardous conditions with respect to the Noble Discoverer. The subsidiary paid $8.2 million in fines and $4 million in community service payments and implemented a comprehensive environmental compliance plan. Under the plea agreement, we were also placed on probation for four years. If during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges.

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

In 2010, we finalized settlements with the SEC and the DOJ, followed by a settlement with the Nigerian government, relating to certain reimbursement payments made by our then Nigerian affiliate to our customs agents in Nigeria in the years 2003 to 2007 and paid fines and penalties to the DOJ, the SEC and Nigerian government. Any violation of the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

As disclosed in Part II, Item 8, “Financial Statements and Supplementary Data, Note 18 – Commitments and Contingencies,” we have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts.  We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices.  Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we have been conducting a review of our relationship with the agent and with Petrobras.  We are in contact with the SEC, the Brazilian federal prosecutor’s office and the DOJ about this matter.  We are cooperating with these agencies and they are aware of our internal review.  To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.

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

Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, we cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against us, civil or criminal fines or penalties, or other regulatory action, including legislation or increased permitting requirements. Legal proceedings or other matters against us, including environmental matters, suits, regulatory appeals, challenges to our permits by citizen groups and similar matters, might result in adverse decisions against us. The result of such adverse decisions, both individually or in the aggregate, could be material and may not be covered fully or at all by insurance.

Possible changes in tax laws could affect us and our shareholders.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United Kingdom, the U.S. or jurisdictions in which we or any of our subsidiaries operate or are incorporated. For example, the Organization for Economic Co-Operation and Development (“OECD”) published a Base Erosion and Profit Shifting Action Plan (“BEPS”) in July 2013. BEPS seeks to reform the taxation of multinational companies. On October 5, 2015, the OECD released final reports on all 15 focus areas in its Action Plan on BEPS.  These reports covered the seven topics that were the subjects of the 2014 Deliverables approved in the fall of 2014 and finalize subsequent discussion drafts on the remaining eight BEPS Actions. The 2015 Final Reports recommend changes to domestic laws, the OECD Model Tax Convention, and the OECD Transfer Pricing Guidelines.  In addition, they propose to accelerate the incorporation of recommended income tax treaty changes into existing bilateral treaties through a multilateral convention to be entered into by interested countries. Although any recommendations made by the OECD are not changes in tax law, this may result in unilateral country action which may be uncoordinated, may create double taxation and increase controversy, both of which would be adverse for the global economy and may result in a material adverse effect on our financial statements.

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

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;
•	committed and discretionary capital expenditures;
•	repayment of debt; and
•	payments of dividends.

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

We may delay or cancel discretionary capital expenditures, which could have certain adverse consequences, including delaying upgrades or equipment purchases that could make the affected rigs less competitive, adversely affect customer relationships and negatively impact our ability to contract such rigs.

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

Our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims. Our insurance policies may also have exclusions of coverage for some losses. Uninsured exposures may include expatriate activities prohibited by U.S. laws, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. Furthermore, the damage sustained to offshore oil and gas assets as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to self-insure the rigs in the U.S. Gulf of Mexico for named windstorm perils. We will continue to monitor the insurance market conditions in the future and may decide to purchase named windstorm coverage for some or all of the rigs operating in the U.S. Gulf of Mexico.

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

A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in a higher tax rate on our worldwide earnings, which could result in a material adverse effect on our financial condition and results of operations.

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

We currently have one remaining ongoing new construction project. In addition, we will continue to make upgrades, refurbishment and repair expenditures to our fleet from time to time, some of which may be unplanned. Our customers may also require certain shipyard reliability upgrade projects for our rigs. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:

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

Our information technology systems and those of our service providers are subject to cybersecurity risks and threats.

We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers’ systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss of critical data as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cybersecurity attacks, and may elect to not obtain such insurance in the future.

Failure to attract and retain skilled personnel or an increase in personnel costs could adversely affect our operations.

We require skilled personnel to operate and provide technical services and support for our drilling units. In the past, during periods of high demand for drilling services and increasing worldwide industry fleet size, shortages of qualified personnel have occurred. During periods of low demand, such as the one we are currently experiencing, there are layoffs of qualified personnel, who often find work with competitors or leave the industry.  As a result, once market conditions improve, we may face shortages of qualified personnel, which would impair our ability to attract qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations.

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

We may reduce or suspend our dividend.

We reduced our dividend from $0.375 per share for each of the first three quarters of 2015 to $0.15 per share for the fourth quarter of 2015 and the first quarter of 2016.  Our Board of Directors may, without advance notice, determine to further reduce or suspend our dividend in order to maintain our financial flexibility and best position our company for long-term success.  The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our results of operations, financial condition, cash requirements, availability of distributable reserves, future business prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.  The likelihood that dividends will be reduced or suspended is increased during periods of market weakness, such as the one we are experiencing today. Many of our competitors have stopped paying a dividend due to the current depressed market conditions. There can be no assurance that we will pay a dividend in the future.

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

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our credit facilities or other instruments, sources of funds, completion, delivery dates and acceptance of our newbuild rig, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These factors include those described in “Risk Factors” above, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.

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

Drillships

Our drillships are self-propelled vessels. These units maintain their position over the well through the use of a computer-controlled dynamic positioning system. Certain of our drillships are capable of drilling in water depths up to 12,000 feet.

As of the filing date of this Annual Report on Form 10-K, our drillship fleet consisted of the following eight units:

•	four dynamically positioned Gusto Engineering Pelican Class drillships;
•	two dynamically positioned Bully-class drillships operated by us through a 50 percent joint venture with a subsidiary of Shell; and
•	two dynamically positioned Globetrotter-class drillships.

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

Jackups

Jackups are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established for support. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackups are independent leg (i.e., the legs can be raised or lowered independently of each other) and cantilevered. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water, and drilling operations are conducted with the hull in its raised position. Our jackups are capable of drilling in water depths up to approximately 500 feet. As of the filing date of this Annual Report on Form 10-K, we had 14 jackups in our fleet, including one high-specification, harsh environment jackup under construction.

Offshore Fleet Table

The following table sets forth certain information concerning our offshore fleet at February 11, 2016. We operate and own all of the units included in the table.

			Water	Drilling
			Depth	Depth
		Year Built	Rating	Capacity
Name	Make	or Rebuilt (1)	(feet)	(feet)	Location	Status (2)
Drillships—8
Noble Bob Douglas (3)	GustoMSC P10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Bully I (3)(4)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	U.S. Gulf of Mexico	Active
Noble Bully II (3)(4)	GustoMSC Bully PRD 12000	2011 N	10,000	40,000	Malaysia	Active
Noble Don Taylor (3)	GustoMSC P10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Globetrotter I (3)	Globetrotter Class	2011 N	10,000	30,000	U.S. Gulf of Mexico	Active
Noble Globetrotter II (3)	Globetrotter Class	2013 N	10,000	30,000	Congo	Active
Noble Sam Croft (3)	GustoMSC P10000	2014 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Tom Madden (3)	GustoMSC P10000	2014 N	12,000	40,000	U.S. Gulf of Mexico	Active
Semisubmersibles—8
Noble Amos Runner	Noble EVA-4000™	1999 R/2008 M	8,000	32,500	U.S. Gulf of Mexico	Active
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	Singapore	Available
Noble Danny Adkins	Bingo 9000—DP	2009 R	12,000	35,000	U.S. Gulf of Mexico	Active
Noble Dave Beard	F&G 9500 Enhanced Pacesetter—DP	2009 R	10,000	35,000	Brazil	Active
Noble Homer Ferrington	F&G 9500 Enhanced Pacesetter	2004 R	7,200	30,000	Italy	Stacked
Noble Jim Day	Bingo 9000—DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Available
Noble Max Smith	Noble EVA-4000™	1999 R	7,000	30,000	Singapore	Available
Noble Paul Romano	Noble EVA-4000™	1998 R/2007 M	6,000	32,500	U.S. Gulf of Mexico	Active
Independent Leg Cantilevered Jackups—14
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Active
Noble David Tinsley	Modec 300C-38	2010 R	300	25,000	U.A.E.	Active
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Saudi Arabia	Active
Noble Hans Deul (3)	F&G JU-2000E	2009 N	400	30,000	U.K.	Active
Noble Houston Colbert (3)	F&G JU-3000N	2013 N	400	30,000	Argentina	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Saudi Arabia	Active
Noble Lloyd Noble (3)	GustoMSC CJ70-x150-ST	2016 N	500	32,000	Singapore	Shipyard
Noble Mick O’Brien (3)	F&G JU-3000N	2013 N	400	30,000	U.A.E.	Active
Noble Regina Allen (3)	F&G JU-3000N	2013 N	400	30,000	The Netherlands	Available
Noble Roger Lewis (3)	F&G JU-2000E	2007 N	400	30,000	Saudi Arabia	Active
Noble Sam Hartley (3)	F&G JU-3000N	2015 N	400	30,000	Brunei	Active
Noble Sam Turner (3)	F&G JU-3000N	2014 N	400	30,000	Denmark	Active
Noble Scott Marks (3)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Prosser (3)	F&G JU-3000N	2014 N	400	30,000	Australia	Active

Footnotes to Drilling Fleet Table

1.

Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

2.

Rigs listed as “active” are operating, or preparing to operate, under contract; rigs listed as “available” are actively seeking contracts; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and have reduced or no crew.

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

Market for Shares and Related Shareholder Information

Noble-UK shares are listed and traded on the New York Stock Exchange under the symbol “NE.” The following table sets forth for the periods indicated the high and low sales prices and dividends or returns of capital declared and paid in U.S. Dollars per share and are adjusted retroactively to reflect the impact of the Spin-off of Paragon Offshore, which was completed on August 1, 2014:

			Cash
			Dividends
			Declared and
	High	Low	Paid
2015
Fourth quarter	$14.22	$10.55	$0.150
Third quarter	15.27	10.46	0.375
Second quarter	18.16	14.45	0.375
First quarter	19.51	13.55	0.375

2014
Fourth quarter	$21.83	$14.52	$0.375
Third quarter	28.59	22.22	0.375
Second quarter	30.44	25.77	0.375
First quarter	33.01	25.05	0.375

The declaration and payment of dividends or returns of capital will depend on our results of operations, financial condition, cash requirements, availability of distributable reserves, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors and our shareholders.

On February 12, 2016, there were 243,202,568 shares outstanding held by 374 shareholder accounts of record.

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

Disposition of Noble-UK Shares

Shareholders who are neither UK tax resident nor holding their Noble-UK shares in connection with a trade carried on through a permanent establishment in the UK will not be subject to any UK taxes on chargeable gains as a result of any disposals of their shares. Noble-UK shares held outside the facilities of The Depository Trust Company (“DTC”) should be treated as UK situs assets for the purpose of UK inheritance tax.

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

Share Repurchases

Under UK law, the Company is only permitted to purchase its own shares by way of an “off market purchase” in a plan approved by shareholders. Prior to our redomiciliation to the UK, a resolution was adopted by Noble-UK’s sole shareholder authorizing the repurchase of 6.8 million shares during the five-year period commencing on the date of the redomiciliation. This number of shares corresponds to the number of shares that Noble-Swiss had authority to repurchase at the time of the redomiciliation. During 2014, we repurchased all shares covered by this authorization.

In December 2014, we received shareholder approval to repurchase up to 37 million additional ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of shareholder approval. The authority to make such repurchases will expire at the end of the Company’s 2016 annual general meeting of shareholders. At this time, we do not expect to seek shareholder approval for further repurchases at our 2016 annual general meeting.

In January 2015, we repurchased 6.2 million of our ordinary shares at an average price of $16.10 per share, excluding commissions and stamp tax. Including these items, the average price paid per share during January 2015 was $16.21. All share repurchases were made in the open market and were pursuant to the share repurchase program discussed above. All shares repurchased during 2015 were immediately cancelled. Since these purchases in January 2015, we have made no further repurchases of ordinary shares.

Stock Performance Graph

This graph shows the cumulative total shareholder return of our shares over the five-year period ending December 31, 2015. The graph also shows the cumulative total returns for the same five-year period of the S&P 500 Index and the Dow Jones U.S. Oil Equipment & Services Index. The graph assumes that $100 was invested in our shares and the two indices on January 1, 2011 and that all dividends or distributions and returns of capital were reinvested on the date of payment.

	INDEXED RETURNS
	Year Ended December 31,
Company Name / Index	2011	2012	2013	2014	2015
Noble Corporation	$85.83	$100.41	$110.25	$58.17	$40.35
S&P 500 Index	102.11	118.45	156.82	178.29	180.75
Dow Jones U.S. Oil Equipment & Services	87.57	87.86	112.82	93.39	72.40

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

The following table sets forth selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2015, which information is derived from our audited financial statements. This information should be read in connection with, and is qualified in its entirety by, the more detailed information in our financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues from continuing operations	$3,352,252	$3,232,504	$2,538,143	$2,200,699	$1,429,826
Net income (loss) from continuing operations attributable to Noble-UK (1)	511,000	(152,011)	478,595	414,389	190,745
Net income (loss) from continuing operations per share attributable to Noble-UK:
Basic	2.06	(0.60)	1.86	1.63	0.75
Diluted	2.06	(0.60)	1.86	1.63	0.75
Balance Sheet Data (at end of period)
Cash and marketable securities	$512,245	$68,510	$114,458	$282,092	$239,196
Property and equipment, net	11,483,623	12,112,509	14,558,090	13,025,972	12,130,345
Total assets	12,891,984	13,286,822	16,217,957	14,607,774	13,495,159
Long-term debt	4,188,904	4,869,020	5,556,251	4,634,375	4,071,964
Total debt (2)	4,488,901	4,869,020	5,556,251	4,634,375	4,071,964
Total equity	7,422,230	7,287,034	9,050,028	8,488,290	8,097,852
Other Data
Net cash from operating activities	$1,762,351	$1,778,208	$1,702,317	$1,381,693	$740,240
Net cash from investing activities	(432,537)	(2,109,268)	(2,485,107)	(1,790,888)	(2,521,546)
Net cash from financing activities	(886,079)	285,112	615,156	452,091	1,682,631
Capital expenditures (3)	422,544	2,072,885	2,487,520	1,669,811	2,621,235
Working capital (4)	376,961	259,888	339,020	393,876	232,432
Cash distributions declared per share	1.28	1.50	0.76	0.54	0.60

(1)	Results for 2015, 2014, 2013 and 2012 include impairment charges of $418 million, $745 million, $4 million and $20 million, respectively.
(2)	Consists of Long-term debt and Current maturities of long-term debt.
(3)	Capital expenditures includes expenditures made for rigs that were ultimately transferred to Paragon Offshore as part of the Spin-off.
(4)	Working capital is calculated as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial position at December 31, 2015 and 2014, and our results of operations for each of the years in the three-year period ended December 31, 2015. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the year ended December 31, 2015 filed by Noble-UK and Noble-Cayman.

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

Executive Overview

Our 2015 financial and operating results from continuing operations include:

•	operating revenues totaling $3.4 billion;
•

net income of $511 million, or $2.06 per diluted share, which includes a $418 million after-tax impairment charge recognized on two of our rigs, certain capital spare equipment and certain corporate assets;

•	net cash from operating activities totaling $1.8 billion; and
•	a decrease in debt to 38 percent of total capitalization at the end of 2015, down from 40 percent at the end of 2014 as a result of the repayment of certain maturing notes during the current year.

The business environment for offshore drillers during 2015 remained challenging. The rig capacity imbalance, caused in part by the addition of newbuild units and rigs completing current contracts, increased while customer demand for these rigs has decreased. Beginning in June 2014, the price of oil, a key factor in determining customer activity levels, began to decline rapidly, with the Brent crude price declining from approximately $112 per barrel on June 30, 2014 to approximately $37 per barrel on December 31, 2015. In this environment, operators have curtailed drilling programs, especially exploration activity, resulting in a dramatic reduction in dayrates for new contracts, as well as lower rig utilization. While there have been a number of rig retirements in 2015 and early 2016, the rig capacity imbalance has not corrected.

We expect that the business environment for 2016 will remain challenging and could potentially deteriorate further. The present level of global economic activity, the potential increase of oil supply from Iran and a lack of production cuts within the Organization of Petroleum Exporting Countries are contributing to an uncertain oil price environment, leading to a persistent disruption in our customers’ exploration and production spending plans. Capital expenditures undertaken by the offshore drilling industry in recent years have increased the supply of drilling rigs and current and expected demand from customers during 2016 is not expected to support this current supply. We cannot give any assurances as to when these conditions in the offshore drilling market will improve, or when there will be higher demand for contract drilling services or a decline in the supply of available drilling rigs. While current market conditions persist, we will continue to focus on operating efficiency, cost control and operating margin preservation, which could include the stacking or retirement of additional drilling rigs.

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

We have expanded our offshore deepwater drilling and high-specification jackup capabilities through the construction of rigs. Currently, we have one newbuild project remaining, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, which is scheduled to commence operations under a four-year contract in the North Sea during the third quarter of 2016. Although we plan to focus on capital preservation and liquidity because of current market conditions, we also plan to continue to evaluate opportunities as they arise from time to time to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly more complex drilling programs required by our customers.

While we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry, we believe we are strategically well positioned.

Impairment

In the fourth quarter of 2015, in connection with our annual impairment analysis, we decided that we would no longer market one of our drillships, the Noble Discoverer. The decision was a result of the termination of the contract for this rig by Shell in December 2015 and the decreased opportunities for rigs of this type in the current marketplace. We also reviewed assumptions on the future marketability of one of our jackups, the Noble Charles Copeland, after its contract completion in late September 2015, with consideration given to its years in service, limited technical features and anticipated capital requirements in light of the current market conditions. As a result of this analysis, we have decided to discontinue marketing this unit. Additionally, as a result of a fourth quarter review of capital spare equipment, we elected to retire certain capital spare equipment.  As a result of our analysis discussed above, we recorded an impairment charge of $406 million for the year ended December 31, 2015.

Also in 2015, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on quotes from brokers of similar assets (Level 2). Based on these estimates, we recorded an impairment charge of approximately $13 million for the year ended December 31, 2015.

In the fourth quarter of 2014, we decided to discontinue marketing three of our semisubmersibles, the Noble Driller, the Noble Jim Thompson and the Noble Paul Wolff, as a result of the market conditions. We evaluated these units for impairments and recorded an impairment charge of $685 million on these units. Additionally, we fully impaired the $60 million of goodwill on our books, which originated from the acquisition of FDR Holdings Limited (“Frontier”) in 2010, as a result of a significant decline in the market value of our stock, a decrease in oil and gas prices, significant reductions in the projected dayrates for new contracts and reduced utilization forecasts.

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

Spin-off of Paragon Offshore plc

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt. We used the proceeds from this debt to repay certain amounts outstanding under our commercial paper program. The results of operations for Paragon Offshore prior to the Spin-off date and incremental Spin-off related costs have been classified as discontinued operations for the years ended December 31, 2014 and 2013. There were no discontinued operations in 2015.

In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities.  The agreement is subject to approval of the bankruptcy court following Paragon Offshore’s filing of a pre-negotiated bankruptcy plan. For additional information regarding the Spin-off, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 2—Spin-off of Paragon Offshore plc” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 18—Commitments and Contingencies.”

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

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of December 31, 2015, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2016	2017	2018	2019	2020-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (1)(3)(4)(6)	$5,385	$1,660	$1,089	$684	$527	$1,425
Jackups	1,470	579	388	242	158	103
Total (2)	$6,855	$2,239	$1,477	$926	$685	$1,528

Percent of Available Days Committed (5)
Semisubmersibles/Drillships		57%	37%	25%	20%	13%
Jackups		81%	52%	27%	7%	1%
Total		68%	44%	26%	14%	7%

(1)

The drilling contracts with Royal Dutch Shell plc (“Shell”) for the Noble Globetrotter I, Noble Globetrotter II and Noble Don Taylor provide opportunities for us to earn performance bonuses based on key performance indicators as defined by the contracts.  With respect to these contracts, we have reduced the percentage of the potential performance bonuses for these rigs to zero reflecting a net reduction to our backlog of approximately $101 million reflecting the current environment in which the payment of bonuses is less likely.

(2)

Some of our drilling contracts provide the customer with certain early termination rights and, in very limited cases, these termination rights require minimal or no notice and financial penalties. However, we have not received any notification of contract cancellations as of February 12, 2016, aside from the Noble Discoverer which has been reflected in this report and for which we received a termination payment of $133.5 million during 2015.

Our Saudi Aramco contract rates were adjusted downward for 2015 for purposes of the backlog.  Backlog for the remaining four contracts previously reflected the original, pre-adjustment contract rates.  However, given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates.  Instead, we expect the contract rates to be in the general range of the amended rates for 2015 through the end of each respective contract, which would reduce the backlog for those rigs by approximately $253 million or potentially by a greater amount should negotiations lead to a lower dayrate.  Backlog for these contracts has now been prepared assuming the reduced rates for 2015 apply for the remainder of the contract.

(3)

Three of our long-term contracts with Shell, the Noble Globetrotter I, Noble Globetrotter II and Noble Bully II, contain dayrate adjustment clauses after the initial five-year contract term. After the initial five-year term, dayrates adjust up or down every six months based on a discount to a market basket of comparable dayrates, all as defined in the contracts. These contracts commence indexing in April 2017, July 2017 and September 2018 for the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II, respectively. There can be no assurance regarding the level of future dayrates under these market-indexed contracts. For every $50,000 change in dayrate under each of these contracts, backlog would be adjusted by $275 million in the aggregate. The backlog shown herein assumes the initial dayrate continues for the entirety of the contract because of the lack of relevant available market data. Should the current adverse market conditions persist into 2017, 2018 or beyond, we would expect a material reduction to dayrates as compared to the initial five-year term rate.

(4)

The drilling contracts for the Noble Sam Croft and Noble Tom Madden remain under contract with Freeport-McMoRan Inc. (“Freeport”) into July 2017 and November 2017, respectively.  Freeport has announced plans to reduce the number of rigs it utilizes in the U.S. Gulf of Mexico.  We are currently in discussion with Freeport regarding these contracts to determine whether there is a mutually beneficial arrangement that appropriately addresses the interests of each party. The ultimate impact to backlog from these discussions is uncertain.  The amount of backlog attributable to the Freeport contracts is currently $795 million or 12 percent of total backlog.

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

(6)

Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both rigs. As of December 31, 2015, the combined amount of backlog for these rigs totals approximately $1.3 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs totals $632 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of December 31, 2015, our contract drilling services backlog did not include any letters of intent.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. Please read Part I, Item 1A, “Risk Factors—We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.”

RESULTS OF OPERATIONS

2015 Compared to 2014

General

Net income from continuing operations attributable to Noble-UK for 2015 was $511 million, or $2.06 per diluted share, on operating revenues of $3.4 billion, compared to net loss from continuing operations for 2014 of $152 million, or $0.60 per diluted share, on operating revenues of $3.2 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between 2015 and 2014, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the years ended December 31, 2015 and 2014 was $29 million and $50 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services. In addition, we had non-recurring costs of $63 million in 2014 related to the Spin-off, which we recognized as part of discontinued operations at the Noble-UK level.

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2015 and 2014:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2015	2014	2015	2014	% Change	2015	2014	% Change
Jackups	85%	91%	3,967	3,682	8%	$162,348	$177,345	(8)%
Semisubmersibles(3)	63%	71%	1,876	2,844	(34)%	445,230	409,848	9%
Drillships(4)	100%	100%	3,257	2,756	18%	547,265	482,426	13%
Other	N/A	0%	N/A	—	**	N/A	—	**
Total	84%	86%	9,100	9,282	(2)%	$358,423	$339,154	6%

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
(3)

Includes the contract drilling services revenue portion of the Noble Homer Ferrington arbitration award during the current year. Exclusive of the arbitration award, the average dayrate for the year ended December 31, 2015 was $372,512.

(4)

Includes the contract drilling services revenue portion of the Noble Discoverer contraction cancellation with Shell during the current year. Exclusive of the cancellation agreement, the average dayrate for the year ended December 31, 2015 was $502,878.

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for 2015 and 2014 (dollars in thousands):

			Change
	2015	2014	$	%
Operating revenues:
Contract drilling services	$3,261,610	$3,147,859	$113,751	4%
Reimbursables (1)	88,597	82,393	6,204	8%
Other	—	1	(1)	**
	$3,350,207	$3,230,253	$119,954	4%
Operating costs and expenses:
Contract drilling services	$1,232,529	$1,500,512	$(267,983)	(18)%
Reimbursables (1)	68,182	65,080	3,102	5%
Depreciation and amortization	611,748	608,590	3,158	1%
General and administrative	76,843	106,278	(29,435)	(28)%
Loss on impairment	405,512	745,428	(339,916)	(46)%
	2,394,814	3,025,888	(631,074)	(21)%
Operating income	$955,393	$204,365	$751,028	367%

(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the current year as compared to the prior year were driven by a 6 percent increase in average dayrates, partially offset by a 2 percent decrease in operating days. The 6 percent increase in average dayrates increased revenues by approximately $175 million, while the 2 percent decrease in operating days decreased revenues by $61 million.

The increase in contract drilling services revenues relates to our drillships which generated approximately $453 million more revenue in 2015. This amount was offset by decreases in revenues for our semisubmersibles and jackups, which declined by $330 million and $9 million, respectively, from the prior year.

During the current year, we recognized $145 million of dayrate revenues related to the Noble Discoverer cancellation agreement with Shell. Excluding the cancellation agreement, drillship revenues increased by $308 million driven by an 18 percent increase in operating days and a 4 percent increase in average dayrates, resulting in a $242 million and a $66 million increase in revenues, respectively, from the prior year. The increase in both average dayrates and operating days was the result of a full year of operations from the Noble Sam Croft and the Noble Tom Madden, which commenced operations in July 2014 and November 2014, respectively.

During the current year, we recognized $137 million of dayrate revenues related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award, semisubmersible revenues decreased by $467 million driven by a 34 percent decline in operating days and a 9 percent decline in average dayrates, resulting in a $397 million and a $70 million decline in revenues, respectively, from the prior year. The decrease in both operating days and average dayrates was primarily attributable to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff as a result of our decision to retire these rigs based on the declining market conditions. Additionally, the Noble Max Smith was operational during the prior year but was off contract during the current year and the Noble Paul Romano was operational during the prior year but was off contract for a significant portion of the current year. This was partially offset by the Noble Amos Runner, which operated during the current year but was in the shipyard undergoing regulatory inspections and maintenance during a portion of the prior year.

The decrease in jackup revenues was driven by an 8 percent decrease in average dayrates, which resulted in a $59 million decrease in revenues driven by unfavorable dayrate changes on contracts across the jackup fleet. This was partially offset by an 8 percent increase in operating days, which resulted in a $50 million increase in revenues from the prior year. The increase in operating days was the result of a full year of revenue from the Noble Houston Colbert and the Noble Sam Turner, which began operations in March 2014 and August 2014, respectively, coupled with the commencement of the Noble Tom Prosser during October 2015. Additionally, the Noble David Tinsley experienced full utilization in the current year but was off contract for a majority of the prior year. This was partially offset by the Noble Mick O’Brien, which was available during the current year but was under contract for a substantial portion of 2014.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $268 million for the current year as compared to the prior year. This was due to decreased costs of $117 million related to the retirement of the Noble Jim Thompson, the Noble Driller and the Noble Paul Wolff and $83 million related to idle or stacked rigs. This was partially offset by crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts, which added approximately $118 million in expense in the current year. Excluding these factors, contract drilling services costs decreased by $186 million. This decrease was driven by a $41 million decrease in labor costs due to the termination of retention bonuses and decreases in certain non-contractual crew positions, a $40 million decrease in mobilization and transportation expenses related to certain rig moves during the prior year, a $32 million decrease in repair and maintenance costs, a $24 million decrease in operations support costs, a $16 million decrease in other rig-related expenses, an $11 million decrease in insurance costs related to our policy renewal in March 2015, a $12 million decrease in fuel and travel rotational expenses and a $10 million decrease for the reimbursement of costs and fees related to the Noble Homer Ferrington arbitration award during the current year that were previously recognized through contract drilling services operating costs and expenses.

Depreciation and amortization increased $3 million in 2015 over 2014, which is primarily attributable to newbuild rigs placed in service partially offset by the retirement of the three semisubmersible rigs discussed above.

Loss on impairment during the current year of $406 million relates to the Noble Discoverer and the Noble Charles Copeland, which we elected to discontinue marketing due to current market conditions. Additionally, as a result of a fourth quarter review of capital spare equipment, we elected to retire certain capital spare equipment. Loss on impairment during the prior year of $745 million relates to a $685 million charge on three of our semisubmersibles, the Noble Driller, the Noble Jim Thompson and the Noble Paul Wolff, which we decided not to actively market as a result of the declining market conditions, and a $60 million impairment charge for goodwill that originated from the acquisition of Frontier in 2010.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $30 million in 2015 from 2014, primarily as a result of decreased office and other expenses of $13 million, employee related costs of $10 million and legal and other professional fees of $7 million.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $59 million in 2015 from 2014. The increase is a result of the issuance of $1.1 billion of Senior Notes in March 2015, coupled with lower capitalized interest in the current year as compared to the prior year due primarily to the completion of construction on four of our newbuild jackups and two of our newbuild drillships. During the current year, we capitalized approximately 10 percent of total interest charges versus approximately 23 percent during the prior year.

Interest Income and Other, Net. Interest income and other, net increased $38 million in the current year as compared to the prior year. The increase is primarily the result of $30 million of interest income recognized in connection with the Noble Homer Ferrington arbitration award, coupled with $5 million of interest received on a U.S. Internal Revenue Service (“IRS”) tax refund for the years 2006 and 2007 during the current year.

Income Tax Provision. Our income tax provision increased $53 million in the current year, of which $27 million related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award, our income tax provision increased by $26 million. Excluding the impact of the impairment charges recognized in 2015 and 2014 and the Noble Discoverer contract cancellation payment in the fourth quarter of 2015, taxes decreased $7 million as a result of a lower worldwide effective tax rate, partially offset by higher pre-tax income. The 13 percent decrease in the worldwide effective tax rate during the current year generated a $19 million decrease to income tax expense, and was primarily a result of the geographic mix of pre-tax income, the effect of lower downtime and various discrete items. This was partially offset by a 9 percent increase in pre-tax earnings, which generated a $12 million increase in income tax expense.

Discontinued Operations. There was no activity related to discontinued operations during the current year. During the prior year, net income from discontinued operations was $161 million. In 2014, revenues reported within discontinued operations were $1.0 billion and operating income included within discontinued operations was $220 million.

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

Rig Utilization, Operating Days and Average Dayrates

Operating results from continuing operations for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates.  The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for 2014 and 2013:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	2014	2013	2014	2013	% Change	2014	2013	% Change
Jackups	91%	95%	3,682	2,987	23%	$177,345	$145,257	22%
Semisubmersibles	71%	86%	2,844	3,448	(18)%	409,848	385,118	6%
Drillships	100%	100%	2,756	1,715	61%	482,426	403,947	19%
Other	0%	0%	—	—	—	—	—	—
Total	86%	85%	9,282	8,150	14%	$339,154	$301,181	13%

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

Contract Drilling Services

The following table sets forth the operating results from continuing operations for our contract drilling services segment for 2014 and 2013 (dollars in thousands):

			Change
	2014	2013	$	%
Operating revenues:
Contract drilling services	$3,147,859	$2,454,745	$693,114	28%
Reimbursables (1)	82,393	65,308	17,085	26%
Other	1	11	(10)	(91)%
	$3,230,253	$2,520,064	$710,189	28%
Operating costs and expenses:
Contract drilling services	$1,500,512	$1,168,764	$331,748	28%
Reimbursables (1)	65,080	50,161	14,919	30%
Depreciation and amortization	608,590	497,303	111,287	22%
General and administrative	106,278	116,334	(10,056)	(9)%
Loss on impairment	745,428	3,585	741,843	**
Gain on disposal of assets, net	—	(35,646)	35,646	**
Gain on contract settlements/extinguishments, net	—	(30,618)	30,618	**
	3,025,888	1,769,883	1,256,005	71%
Operating income	$204,365	$750,181	$(545,816)	(73)%

(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses.  Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.

Operating Revenues.  Changes in contract drilling services revenues for 2014 as compared to 2013 were driven by increases in both average dayrates and operating days. The 13 percent increase in average dayrates increased revenues by approximately $352 million while the 14 percent increase in operating days increased revenues by an additional $341 million.

The increase in contract drilling services revenues relates to our drillships and jackups, which generated approximately $636 million and $219 million more revenue, respectively, in 2014. These amounts were offset by decreases in revenues for our semisubmersibles, which declined $162 million from 2013.

The increase in drillship revenues was driven by a 61 percent increase in operating days and a 19 percent increase in average dayrates, resulting in a $420 million and a $216 million increase in revenues, respectively, from 2013. The increase in both average dayrates and operating days was primarily the result of the newbuilds Noble Don Taylor, Noble Globetrotter II, Noble Bob Douglas, Noble Sam Croft and Noble Tom Madden, which commenced their contracts in August 2013, September 2013, December 2013, July 2014 and November 2014, respectively. Additionally, there were favorable dayrate changes on the contracts for the Noble Bully II and the Noble Discoverer during 2014.

The 22 percent increase in jackup average dayrates resulted in a $118 million increase in revenues, which was coupled with a 23 percent increase in jackup operating days, resulting in a $101 million increase in revenues from 2013. The increase in both average dayrates and operating days resulted from the contract commencements of the Noble Mick O’Brien, Noble Regina Allen, Noble Houston Colbert and Noble Sam Turner in November 2013, January 2014, March 2014 and August 2014, respectively. Additionally, a contract extension on the Noble Roger Lewis resulted in a favorable dayrate change during 2014. This was partially offset by increased downtime on the Noble Scott Marks and the Noble David Tinsley. Furthermore, the Noble Lewis Dugger, which was sold in July 2013, was utilized during a portion of 2013.

The 6 percent increase in average dayrates on our semisubmersibles resulted in a $70 million increase in revenues from 2013. The increase in average dayrates was due to favorable dayrate changes on new contracts across the semisubmersible fleet, as well as the Noble Paul Romano returning to work during 2014. The 18 percent decline in operating days resulted in a $232 million decrease in revenues driven by contract completions on the Noble Paul Wolff, Noble Homer Ferrington and Noble Max Smith. Additionally, the Noble Amos Runner was in the shipyard undergoing regulatory inspections and maintenance during a portion of 2014 but operated during 2013.

Operating Costs and Expenses.  Contract drilling services operating costs and expenses increased $332 million for 2014 as compared to 2013. A significant portion of the increase was due to the crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts, which added approximately $322 million in expense in 2014. The remaining change was primarily driven by a $20 million increase in mobilization expense due to certain rig moves and the demobilization of certain rigs, partially offset by a $5 million decrease in operations support and rig-related expenses and a $5 million decrease in rig and operations support labor.

Depreciation and amortization increased $111 million in 2014 over 2013, which is primarily attributable to newbuild rigs placed in service since the beginning of 2013 as noted above.

Loss on impairment during 2014 related to a $685 million charge on our semisubmersibles, Noble Driller, Noble Jim Thompson and Noble Paul Wolff, which we decided not to actively market as a result of market conditions. Additionally, we fully impaired the $60 million of goodwill on our books in 2014, which originated from the acquisition of Frontier in 2010, as a result of a significant decline in the market value of our stock, coupled with a decrease in oil and gas prices, significant reductions in the projected dayrates for new contracts and reduced utilization forecasts. Loss on impairment during 2013 was related to our two cold stacked submersible rigs arising from the potential disposition of these assets to an unrelated third party. These submersible rigs were subsequently sold to an unrelated third party in January 2014 for a total sales price of $7 million.

Gain on disposal of assets during 2013 was attributable to the sale of the Noble Lewis Dugger to an unrelated third party in Mexico.

Gain on contract settlements/extinguishments during 2013 was attributable to the $45 million settlement of all claims against the former shareholders of Frontier, which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement. A portion of the settlement, totaling approximately $14 million, was allocated to discontinued operations as it related to certain rigs spun-off as part of the Paragon Offshore transaction.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $11 million in 2014 from 2013 primarily as a result of decreased legal and tax expenses related to ongoing projects.

Interest Expense, net of amount capitalized.  Interest expense, net of amount capitalized, increased $49 million in 2014 from 2013. The increase is a result of lower capitalized interest in 2014 as compared to 2013 due primarily to the completion of construction on four of our newbuild drillships and four of our newbuild jackups, partially offset by the repayment of our $300 million fixed rate senior note in June 2013 and our $250 million fixed rate senior note in March 2014 using availability under our commercial paper program at lower interest rates. During 2014, we capitalized approximately 23 percent of total interest charges versus approximately 52 percent during 2013.

Income Tax Provision. Our income tax provision increased $15 million in 2014 as compared to 2013. Excluding the impact of the impairment charges recognized in 2014 and 2013 and the sale of the Noble Lewis Dugger in 2013, taxes increased $58 million driven by a higher worldwide effective tax rate and higher pre-tax income.  A 34 percent increase in the worldwide effective tax rate during 2014 increased income tax expense by $36 million. The increase in the worldwide effective tax rate was a result of a change in the geographic mix of pre-tax earnings and the effect of the new UK tax law, which became effective retroactively to April 1, 2014, offset by favorable discrete items. Additionally, a 28 percent increase in pre-tax earnings generated a $22 million increase in income tax expense.

Discontinued Operations. Net income from discontinued operations for 2014 was $161 million as compared to $304 million for 2013. Revenues reported within discontinued operations were $1.0 billion during 2014 as compared to $1.7 billion for 2013. Operating income included within discontinued operations was $220 million during 2014 and $381 million for 2013. The variance is attributable to seven months of operations in 2014 versus a full year of operations in 2013, coupled with a $45 million increase in non-recurring Spin-off costs during 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from discontinued operations for the years ended December 31, 2014 and 2013 are combined with cash flows from continuing operations within each cash flow statement category on our Consolidated Statements of Cash Flows. Net cash from operating activities in 2015 was $1.8 billion, which compared to $1.8 billion and $1.7 billion in 2014 and 2013, respectively. We had working capital of $377 million and $260 million at December 31, 2015 and 2014, respectively.

Net cash used in investing activities in 2015 was $433 million, which compared to $2.1 billion and $2.5 billion in 2014 and 2013, respectively. The variance primarily relates to lower capital expenditures related to our newbuild expenditures as projects were completed in prior years, coupled with expenditures for rigs spun-off with Paragon Offshore in 2014 and 2013.

Net cash used in financing activities in 2015 was $886 million, which compared to net cash provided from financing activities of $285 million and $615 million in 2014 and 2013, respectively. In 2015, our primary uses of cash included the repayment of our $350 million 3.45% Senior Notes in August 2015, coupled with shareholder dividend payments of approximately $316 million, the repurchase of 6.2 million shares in 2015 for $101 million and dividends paid to noncontrolling interests of approximately $72 million. Our total debt as a percentage of total debt plus equity decreased to 38 percent at December 31, 2015, down from 40 percent at December 31, 2014 as a result of the repayment of certain maturing notes during 2015. Although we issued $1.1 billion of Senior Notes in March 2015, this amount was substantially offset by a net reduction in indebtedness outstanding on our Credit Facilities and commercial paper program during 2015 as a result of the application of proceeds from the Senior Notes offering.

Our principal source of capital in 2015 was cash generated from operating activities coupled with the $1.1 billion Senior Notes offering in March 2015. Cash generated during 2015 was primarily used to repay indebtedness outstanding under our Credit Facilities and commercial paper program, pay normal recurring operating expenses and repay our $350 million 3.45% Senior Notes.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;
•	committed and discretionary capital expenditures;
•	repayment of debt; and
•	payments of dividends.

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing credit facility, potential issuances of long-term debt, or asset sales.  However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.

At December 31, 2015, we had a total contract drilling services backlog of approximately $6.9 billion. Our backlog as of December 31, 2015 includes a commitment of 68 percent of available days for 2016. See “Contract Drilling Services Backlog” for additional information regarding our backlog.

Capital Expenditures

Capital expenditures, including capitalized interest, totaled $423 million, $2.1 billion and $2.5 billion for 2015, 2014 and 2013, respectively. Capital expenditures during 2015 consisted of the following:

•	$345 million for sustaining capital, major projects, subsea related expenditures and upgrades and replacements to drilling equipment;
•	$53 million in newbuild expenditures, including costs for the Noble Lloyd Noble and trailing costs on our recently completed newbuilds; and
•	$25 million in capitalized interest.

Our total capital expenditure budget for 2016 is approximately $800 million, which is currently anticipated to be spent as follows:

•	approximately $461 million in newbuild expenditures; and
•

$339 million for sustaining capital, major projects, subsea related expenditures and upgrades and replacements to drilling equipment, including capitalized interest that may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, we have entered into certain commitments, including shipyard and purchase commitments, for approximately $598 million at December 31, 2015, all of which we expect to spend in 2016.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $38 million (or $0.15 per share), was declared on January 29, 2016 and paid on February 16, 2016 to holders of record on February 8, 2016.

The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK and such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. As of December 31, 2015 Noble’s distributable reserves are $1.8 billion. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.

Share Repurchases

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases will expire at the end of the Company’s 2016 annual general meeting of shareholders. At this time, we do not expect to seek shareholder approval for further repurchases at our 2016 annual general meeting.

In January 2015, we repurchased 6.2 million of our ordinary shares at an average price of $16.10 per share, excluding commissions and stamp tax. Including these items, the average price paid per share during January 2015 was $16.21.

Share repurchases for each of the three years ended December 31 are as follows:

Year Ended December 31,	Total Number of Shares Purchased	Total Cost (1) (in thousands)	Average Price Paid per Share (1)
2015	6,209,400	$100,630	$16.21
2014	6,769,891	154,145	22.77
2013	190,187	7,653	40.24

(1)	The total cost and average price paid per share includes the impact of commissions and stamp tax for share repurchases made in the open market.

Credit Facilities and Senior Unsecured Notes

Credit Facilities and Commercial Paper Program

At December 31, 2015, we had two credit facilities with an aggregate maximum capacity of $2.7 billion, which are comprised of a five year $2.4 billion senior unsecured credit facility that matures in January 2020 and a $225 million 364-day senior unsecured credit facility that matured in January 2016 and was not renewed (together, the “Credit Facilities”).

We have a commercial paper program that allows us to issue up to $2.4 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our credit facility and, therefore, are classified as long-term on our Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under our credit facility.

As of February 12, 2016, we had no amounts drawn on our credit facility and no commercial paper issued.

Our credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At February 12, 2016, we had no letters of credit issued under the facility.

Access to our commercial paper program is dependent upon our credit ratings.  A decline in our credit ratings below investment grade would prohibit us from accessing the commercial paper market.  If we were unable to access the commercial paper market, we would transfer any outstanding borrowings to our credit facility.  Our credit facility has interest rates that are generally higher than those found in the commercial paper market, which would result in increased interest expense in the future.

In addition, our credit facility and certain of our senior unsecured notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings. If our credit ratings were to decline, the interest expense under our Credit Facilities and certain of our senior unsecured notes would increase.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.5 billion at December 31, 2015 as compared to $3.7 billion at December 31, 2014. The increase in senior unsecured notes outstanding is a result of the issuance of $1.1 billion aggregate principal amount of Senior Notes in March 2015, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These Senior Notes were issued in three separate tranches, consisting of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025 and $400 million of 6.95% Senior Notes due 2045. The weighted average coupon of all three tranches is 5.87%.  The interest rate on these Senior Notes may be increased if the credit rating applicable to the notes is downgraded below investment grade (up to a maximum of 200 basis points). The net proceeds of approximately $1.08 billion, after expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.

In August 2015, we repaid our $350 million 3.45% Senior Notes using cash on hand.

Our $300 million 3.05% Senior Notes matured during the first quarter of 2016. We anticipate using cash on hand to repay the outstanding balances.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding International Limited (“NHIL”) and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit

Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2015, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the Credit Facilities as of December 31, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets.  In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At December 31, 2015, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during 2016.

Other

At December 31, 2015, we had letters of credit of $5 million, including bonds covering the temporary importation of equipment, performance bonds and expatriate visa guarantees.

Summary of Contractual Cash Obligations and Commitments

The following table summarizes our contractual cash obligations and commitments at December 31, 2015 (in thousands):

		Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter	Other
Contractual Cash Obligations
Debt obligations	$4,488,901	$299,997	$299,956	$249,602	$201,695	$499,287	$2,938,364	$—
Interest payments	3,427,908	225,827	217,502	208,752	196,189	188,625	2,391,013	—
Operating leases	52,868	19,415	11,484	5,475	5,118	3,489	7,887	—
Pension plan contributions	146,952	11,314	9,532	10,610	11,663	12,700	91,133	—
Purchase commitments (1)	598,374	598,374	—	—	—	—	—	—
Tax reserves (2)	166,279	—	—	—	—	—	—	166,279
Total contractual cash obligations	$8,881,282	$1,154,927	$538,474	$474,439	$414,665	$704,101	$5,428,397	$166,279

(1)	Purchase commitments consist of obligations outstanding to external vendors primarily related to future capital purchases.
(2)

Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 14 to our accompanying consolidated financial statements.

At December 31, 2015, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit obligations are not normally called, as we typically comply with the underlying performance requirement.

The following table summarizes our other commercial commitments at December 31, 2015 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2016	2017	2018	2019	2020	Thereafter
Contractual Cash Obligations
Letters of Credit	$5,439	$5,161	$—	$—	$—	$—	$278
Total commercial commitments	$5,439	$5,161	$—	$—	$—	$—	$278

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

The combined joint venture carrying amount of the Bully-class drillships at December 31, 2015 totaled $1.4 billion, which was primarily funded through partner equity contributions. Operating revenues were $334 million, $372 million and $355 million in 2015, 2014 and 2013, respectively. Net income totaled $154 million, $157 million and $145 million in 2015, 2014 and 2013, respectively.

Property and Equipment

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2015 and 2014, we had $761 million and $970 million of construction-in-progress, respectively. Such amounts are included in “Property and equipment, at cost” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years.

During 2015, we sold for parts the previously retired semisubmersible rigs, the Noble Paul Wolff, the Noble Driller and the Noble Jim Thompson. In connection with the sale of these rigs, we received proceeds of approximately $5 million.

Interest is capitalized on construction-in-progress using the weighted average cost of debt outstanding during the period of construction. Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was $25 million, $47 million and $115 million, respectively.

Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Property and equipment, at cost” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $202 million and $179 million at December 31, 2015 and 2014, respectively. Depreciation expense from continuing operations related to overhauls and asset replacement totaled $75 million, $77 million and $70 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In the fourth quarter of 2015, in connection with our annual impairment analysis, we decided that we would no longer market one of our drillships, the Noble Discoverer. The decision was a result of the termination of the contract for this rig by Shell in December 2015 and the decreased opportunities for rigs of this type in the current marketplace. We also reviewed assumptions on the future marketability of one of our jackups, the Noble Charles Copeland, after its contract completion in late September 2015, with consideration given to its years in service, limited technical features and anticipated capital requirements in light of the current market conditions. As a result of this analysis, we have decided to discontinue marketing this unit. Additionally, as a result of a fourth quarter review of capital spare equipment, we elected to retire certain capital spare equipment.  In connection with the preparation of the consolidated financial statements, we evaluated these units and certain capital spare equipment for impairment and recorded an impairment charge of $406 million for the year ended December 31, 2015.

Also in 2015, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on quotes from brokers of similar assets (Level 2). Based on these estimates, we recorded an impairment charge of approximately $13 million for the year ended December 31, 2015.

During 2014, we recorded a $685 million impairment charge on three of our semisubmersibles, the Noble Driller, the Noble Jim Thompson and the Noble Paul Wolff, which we decided to no longer actively market as a result of the declining market conditions.

During 2012, we recorded a $13 million impairment charge on our submersible fleet, primarily as a result of the declining market outlook for drilling services for that rig type. During 2013, we recorded an additional impairment charge of approximately $4 million on our two cold stacked submersible rigs arising from the potential disposition of these assets to an unrelated third party. In January 2014, we completed the sale of the submersibles for a total sales price of $7 million.

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

Deferred revenues from drilling contracts totaled $180 million and $263 million at December 31, 2015 and 2014, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $78 million at December 31, 2015 as compared to $94 million at December 31, 2014, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Aramco, which were effective from January 1, 2015 through December 31, 2015. However, given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At December 31, 2015, revenues recorded in excess of billings as a result of this recognition totaled $53 million, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

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

During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. We believe that we have accurately reported all amounts in our 2010 and 2011 tax returns. We believe the ultimate resolution of the IRS examination will not have a material adverse effect on our consolidated financial statements.

Under the tax sharing agreement (“TSA”) entered into at the time of the Spin-off, Noble and Paragon Offshore are each responsible for the taxes that relate to their respective business and provide a corresponding indemnity.  In addition, in February 2016, we entered into an agreement in principle with Paragon Offshore (the “Agreement in Principle”) relating to tax matters in Mexico described below in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including any claims that could be brought on behalf of its creditors).

Audit claims of approximately $174 million attributable to income and other business taxes have been assessed against us in Mexico, as detailed below.  Under our Agreement in Principle, we agreed to assume the administration of Paragon Offshore’s Mexican income and value-added taxes for the years 2005 through 2010 and for Paragon Offshore’s Mexican customs taxes through

2010, as well as the related bonding obligations and certain of the tax related liabilities. In addition, under the Agreement in Principle, we would (i) pay all of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Noble-retained entity, (ii) pay 50 percent of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Paragon Offshore-retained entity, (iii) pay 50 percent of the ultimate resolved amount of Mexican custom taxes related to Paragon Offshore’s business, and (iv) be required to post any tax appeal bond that may be required to challenge a final assessment. Tax assessments of approximately $50 million for income and value-added taxes have been made against Noble entities in Mexico. Tax assessments for income and value-added taxes of approximately $202 million have been made against Paragon Offshore entities in Mexico, of which approximately $46 million relates to Noble’s business that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. We will only be obligated to post a tax appeal bond in the event a final assessment is made by Mexican authorities.  As of February 12, 2016, there have only been $3 million in final assessments that have been bonded.
In January, 2015, Noble received an official notification of a ruling from the Second Chamber of the Supreme Court in Mexico. The ruling settled an ongoing dispute in Mexico relating to the classification of a Noble subsidiary’s business activity and the applicable rate of depreciation under the Mexican law applicable to the activities of that subsidiary. The ruling did not result in any additional tax liability to Noble. Additionally, the ruling is only applicable to the Noble subsidiary named in the ruling and, therefore, does not establish the depreciation rate applicable to the assets of other Noble subsidiaries. Under the Agreement in Principle, we would be responsible for any tax liability ultimately incurred because these depreciation liabilities would be incurred by Noble-retained entities, and such amounts are reflected in the discussion of Mexican audit claims in the preceding paragraph.  We will continue to contest future assessments received, and do not believe we are liable for additional tax.

Paragon Offshore has received tax assessments of approximately $122 million attributable to income, customs and other business taxes in Brazil, of which $38 million relates to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil business, approximately $38 million, if and when such payments become due.

We have contested, or intend to contest or cooperate with Paragon Offshore in Brazil where it is contesting, the assessments described above, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions or our ability to collect indemnities from Paragon Offshore under the TSA or the Agreement in Principle.

We have been notified by Petróleo Brasileiro S.A. (“Petrobras”) that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is R$79 million (approximately $20 million). We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

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

Insurance Reserves

We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.

Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At both December 31, 2015 and 2014, loss reserves for personal injury and protection claims totaled $21 million, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

Certain Significant Estimates and Contingent Liabilities

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. In addition, we are involved in several litigation matters, some of which could lead to potential liability to us. We follow FASB standards regarding contingent liabilities which are discussed in Part II, Item 8, “Financial Statements and Supplementary Data, Note 18—Commitments and Contingencies.”

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In August 2014, the FASB issued ASU No. 2014-15, which amends ASC Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern.” The amendments in this ASU provide guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03, which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance allows a debt issuance cost related to a line-of-credit to be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-04, which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In July 2015, the FASB issued ASU No. 2015-12, which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans,” ASC Topic 962, “Defined Contribution Pension Plans” and ASC Topic 965, “Health and Welfare Benefit Plans.” There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, “Business Combinations.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date with a corresponding adjustment to goodwill, and revise comparative information for prior periods presented in financial statements. Those adjustments are required when new information about circumstances that existed as of the acquisition date would have affected the measurement of the amount initially recognized. This update requires an entity to recognize these adjustments in the reporting period in which the adjustment amounts are determined. An acquirer must record the effect on earnings of changes in depreciation, amortization, or other income effects, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In November 2015, the FASB issued ASU No. 2015-17, which amends ASC Topic 740, “Income Taxes.” This amendment aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by the amendments in this update. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities and commercial paper program. Interest on borrowings under the Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At December 31, 2015, we had no borrowings outstanding under our Credit Facilities and commercial paper program, which is supported by the Credit Facilities. In January 2016, our $225 million 364-day senior unsecured credit facility matured and was not renewed.

Access to our commercial paper program is dependent upon our credit ratings.  A decline in our credit ratings below investment grade would prohibit us from accessing the commercial paper market.  If we were unable to access the commercial paper market, we would transfer any outstanding borrowings to our credit facility.  Our credit facility has interest rates that are generally higher than those found in the commercial paper market, which would result in increased interest expense in the future.

Our credit facility has a provision which changes the applicable interest rates based upon our credit rating. If our credit ratings were to decline, the interest expense under our credit facility would increase. In addition, the interest rate on our senior notes issued in 2015 would also increase if the credit ratings applicable to the notes were downgraded below investment grade (up to a maximum of 200 basis points).

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $3.3 billion and $4.5 billion at December 31, 2015 and December 31, 2014, respectively. The decrease in the fair value of debt relates to the overall decline of our sector in the marketplace coupled with the repayment of our $350 million 3.45% Senior Notes, which matured in August 2015.

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

Several of our regions, including our operations in the North Sea, Australia and Brazil, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. During 2015 and 2014, we entered into forward contracts of approximately $88 million and $195 million, respectively, all of which settled during their respective years. At both December 31, 2015 and 2014, we had no outstanding derivative contracts.

Market Risk

We have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans.”

In addition to the U.S. plans, each of Noble Drilling (Land Support) Limited and Noble Resources Limited, both indirect, wholly-owned subsidiaries of Noble-UK, maintains a pension plan that covers all of its salaried, non-union employees whose most recent date of employment is prior to April 1, 2014. Benefits are based on credited service and employees’ compensation, as defined by the plans.

Changes in market asset values related to the pension plans noted above could have a material impact upon our Consolidated Statement of Comprehensive Income (Loss) and could result in material cash expenditures in future periods.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble-UK)	52

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Balance Sheet as of December 31, 2015 and 2014	53

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013	54

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013	55

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	56

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013	57

Report of Independent Registered Public Accounting Firm (Noble-Cayman)	58

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Balance Sheet as of December 31, 2015 and 2014	59

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013	60

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	61

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	62

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013	63

Notes to Consolidated Financial Statements	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Noble Corporation plc

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows present fairly, in all material respects, the financial position of Noble Corporation plc and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Noble Corporation plc’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting as appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on Noble Corporation plc’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2016

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$512,245	$68,510
Accounts receivable	498,931	569,096
Taxes receivable	55,525	107,490
Prepaid expenses and other current assets	173,917	183,466
Total current assets	1,240,618	928,562
Property and equipment, at cost	14,056,323	14,442,922
Accumulated depreciation	(2,572,700)	(2,330,413)
Property and equipment, net	11,483,623	12,112,509
Other assets	167,743	245,751
Total assets	$12,891,984	$13,286,822
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,997	$—
Accounts payable	223,221	265,389
Accrued payroll and related costs	81,464	102,520
Taxes payable	87,940	94,230
Interest payable	72,961	61,964
Other current liabilities	98,074	144,571
Total current liabilities	863,657	668,674
Long-term debt	4,188,904	4,869,020
Deferred income taxes	92,797	120,589
Other liabilities	324,396	341,505
Total liabilities	5,469,754	5,999,788
Commitments and contingencies
Equity
Shares; 241,977 and 247,501 shares outstanding	2,420	2,475
Additional paid-in capital	628,483	695,638
Retained earnings	6,131,501	5,936,035
Accumulated other comprehensive loss	(63,175)	(69,418)
Total shareholders’ equity	6,699,229	6,564,730
Noncontrolling interests	723,001	722,304
Total equity	7,422,230	7,287,034
Total liabilities and equity	$12,891,984	$13,286,822

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating revenues
Contract drilling services	$3,261,610	$3,147,859	$2,454,745
Reimbursables	90,642	84,644	66,292
Labor contract drilling services	—	—	17,095
Other	—	1	11
	3,352,252	3,232,504	2,538,143
Operating costs and expenses
Contract drilling services	1,232,529	1,500,512	1,168,764
Reimbursables	70,276	66,378	50,410
Labor contract drilling services	—	—	11,601
Depreciation and amortization	634,305	627,473	511,513
General and administrative	76,843	106,771	117,997
Loss on impairment	418,298	745,428	3,585
Gain on disposal of assets, net	—	—	(35,646)
Gain on contract settlements/extinguishments, net	—	—	(30,618)
	2,432,251	3,046,562	1,797,606
Operating income	920,001	185,942	740,537
Other income (expense)
Interest expense, net of amount capitalized	(213,854)	(155,179)	(106,300)
Interest income and other, net	36,286	(1,298)	4,184
Income from continuing operations before income taxes	742,433	29,465	638,421
Income tax provision	(159,232)	(106,651)	(92,117)
Net income (loss) from continuing operations	583,201	(77,186)	546,304
Net income from discontinued operations, net of tax	—	160,502	304,102
Net income	583,201	83,316	850,406
Net income attributable to noncontrolling interests	(72,201)	(74,825)	(67,709)
Net income attributable to Noble Corporation plc	$511,000	$8,491	$782,697
Net income attributable to Noble Corporation plc
Income (loss) from continuing operations	$511,000	$(152,011)	$478,595
Income from discontinued operations	—	160,502	304,102
Net income attributable to Noble Corporation plc	$511,000	$8,491	$782,697
Per share data:
Basic:
Income (loss) from continuing operations	$2.06	$(0.60)	$1.86
Income from discontinued operations	$—	0.63	1.19
Net income attributable to Noble Corporation plc	$2.06	$0.03	$3.05
Diluted:
Income (loss) from continuing operations	$2.06	$(0.60)	$1.86
Income from discontinued operations	$—	0.63	1.19
Net income attributable to Noble Corporation plc	$2.06	$0.03	$3.05
Weighted- Average Shares Outstanding
Basic	242,146	252,909	253,288
Diluted	242,146	252,909	253,547

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$583,201	$83,316	$850,406
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5,278)	(118)	(3,188)
Net pension plan gain (loss) (net of tax provision (benefit) of $4,021 in 2015, ($21,429) in 2014 and $14,155 in 2013 )	7,099	(41,608)	29,861
Amortization of deferred pension plan amounts (net of tax provision of $2,297 in 2015, $1,102 in 2014 and $2,924 in 2013)	4,422	2,764	6,612
Net pension plan curtailment and settlement expense (net of tax provision of $9,902 in 2014)	—	18,389	—
Prior service cost arising during the period (net of tax benefit of $317 in 2014)	—	(1,159)	—
Other comprehensive income (loss), net	6,243	(21,732)	33,285
Total comprehensive income	589,444	61,584	883,691
Net comprehensive income attributable to noncontrolling interests	(72,201)	(74,825)	(67,709)
Comprehensive income (loss) attributable to Noble Corporation plc	$517,243	$(13,241)	$815,982

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$583,201	$83,316	$850,406
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	634,305	863,547	879,422
Loss on impairment	418,298	745,428	43,688
Gain on disposal of assets, net	—	—	(35,646)
Deferred income taxes	(36,172)	(10,999)	(15,955)
Amortization of share-based compensation	39,172	46,389	43,620
Net change in other assets and liabilities	123,547	50,527	(63,218)
Net cash from operating activities	1,762,351	1,778,208	1,702,317
Cash flows from investing activities
Capital expenditures	(422,544)	(2,072,885)	(2,487,520)
Change in accrued capital expenditures	(14,607)	(36,383)	(58,587)
Proceeds from disposal of assets	4,614	—	61,000
Net cash from investing activities	(432,537)	(2,109,268)	(2,485,107)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	(437,647)	1,221,333
Repayment of long-term debt	(350,000)	(250,000)	(300,000)
Issuance of senior notes	1,092,728	—	—
Debt issuance costs on senior notes and credit facilities	(16,070)	(398)	(2,484)
Long-term borrowings of Paragon Offshore	—	1,710,550	—
Financing costs on long-term borrowings of Paragon Offshore	—	(14,676)	—
Cash balances of Paragon Offshore in Spin-off	—	(104,152)	—
Dividends paid to noncontrolling interests	(71,504)	(79,966)	(105,388)
Repurchases of shares	(100,630)	(154,145)	—
Repurchases of employee shares surrendered for taxes	—	—	(7,653)
Employee stock transactions	(1,574)	2,125	4,261
Dividend payments	(315,534)	(386,579)	(194,913)
Net cash from financing activities	(886,079)	285,112	615,156
Net change in cash and cash equivalents	443,735	(45,948)	(167,634)
Cash and cash equivalents, beginning of period	68,510	114,458	282,092
Cash and cash equivalents, end of period	$512,245	$68,510	$114,458

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

							Accumulated
			Capital in				Other
	Shares		Excess of	Retained	Treasury	Noncontrolling	Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Shares	Interests	Loss	Equity
Balance at December 31, 2012	253,348	$710,130	$83,531	$7,066,023	$(21,069)	$765,124	$(115,449)	$8,488,290
Employee related equity activity
Amortization of share-based compensation	—	—	43,620	—	—	—	—	43,620
Issuance of share-based compensation shares	667	1,872	(1,855)	—	—	—	—	17
Exercise of stock options	212	496	5,155	—	—	—	—	5,651
Tax benefit of equity transactions	—	—	(1,407)	—	—	—	—	(1,407)
Restricted shares forfeited or repurchased for taxes	—	—	—	—	(7,653)	—	—	(7,653)
Retirement of treasury shares	—	—	(28,722)	—	28,722	—	—	—
Redomiciliation to the United Kingdom	(779)	(709,964)	709,964	—	—	—	—	—
Net income	—	—	—	782,697	—	67,709	—	850,406
Dividends paid to noncontrolling interests	—	—	—	—	—	(105,388)	—	(105,388)
Dividends	—	—	—	(256,793)	—	—	—	(256,793)
Other comprehensive income, net	—	—	—	—	—	—	33,285	33,285
Balance at December 31, 2013	253,448	$2,534	$810,286	$7,591,927	$—	$727,445	$(82,164)	$9,050,028
Employee related equity activity
Amortization of share-based compensation	—	—	46,389	—	—	—	—	46,389
Issuance of share-based compensation shares	692	6	(9,076)	—	—	—	—	(9,070)
Exercise of stock options	131	3	2,644	—	—	—	—	2,647
Tax benefit of equity transactions	—	—	(528)	—	—	—	—	(528)
Repurchases of shares	(6,770)	(68)	(154,077)	—	—	—	—	(154,145)
Net income	—	—	—	8,491	—	74,825	—	83,316
Dividends paid to noncontrolling interests	—	—	—	—	—	(79,966)	—	(79,966)
Dividends	—	—	—	(258,330)	—	—	—	(258,330)
Spin-off of Paragon Offshore	—	—	—	(1,406,053)	—	—	34,478	(1,371,575)
Other comprehensive loss, net	—	—	—	—	—	—	(21,732)	(21,732)
Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$—	$722,304	$(69,418)	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	39,172	—	—	—	—	39,172
Issuance of share-based compensation shares	685	7	(4,178)	—	—	—	—	(4,171)
Tax benefit of equity transactions	—	—	(1,581)	—	—	—	—	(1,581)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	—	(100,630)
Net income	—	—	—	511,000	—	72,201	—	583,201
Dividends paid to noncontrolling interests	—	—	—	—	—	(71,504)	—	(71,504)
Dividends	—	—	—	(315,534)	—	—	—	(315,534)
Other comprehensive income, net	—	—	—	—	—	—	6,243	6,243
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$—	$723,001	$(63,175)	$7,422,230

See accompanying notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholder of Noble Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Noble Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Noble Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting as appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on Noble Corporation’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2016

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$511,795	$65,780
Accounts receivable	498,931	569,096
Taxes receivable	55,442	107,289
Prepaid expenses and other current assets	168,469	139,669
Total current assets	1,234,637	881,834
Property and equipment, at cost	14,054,558	14,404,371
Accumulated depreciation	(2,572,331)	(2,318,220)
Property and equipment, net	11,482,227	12,086,151
Other assets	158,658	222,254
Total assets	$12,875,522	$13,190,239
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,997	$—
Accounts payable	221,077	261,012
Accrued payroll and related costs	81,364	91,487
Taxes payable	88,108	91,471
Interest payable	72,961	61,964
Other current liabilities	96,331	139,950
Total current liabilities	859,838	645,884
Long-term debt	4,188,904	4,869,020
Deferred income taxes	92,797	120,589
Other liabilities	319,512	335,964
Total liabilities	5,461,051	5,971,457
Commitments and contingencies
Equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	561,309	530,657
Retained earnings	6,167,211	6,009,114
Accumulated other comprehensive loss	(63,175)	(69,418)
Total shareholder equity	6,691,470	6,496,478
Noncontrolling interests	723,001	722,304
Total equity	7,414,471	7,218,782
Total liabilities and equity	$12,875,522	$13,190,239

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Operating revenues
Contract drilling services	$3,261,610	$3,147,859	$2,454,745
Reimbursables	90,642	84,644	66,292
Labor contract drilling services	—	—	17,095
Revenue from affiliates	200	—	—
Other	—	1	11
	3,352,452	3,232,504	2,538,143
Operating costs and expenses
Contract drilling services	1,226,377	1,507,471	1,159,171
Reimbursables	70,276	66,378	50,410
Labor contract drilling services	—	—	11,601
Depreciation and amortization	633,244	624,278	509,341
General and administrative	55,435	52,994	64,859
Loss on impairment	418,298	745,428	3,585
Gain on disposal of assets, net	—	—	(35,646)
Gain on contract settlements/extinguishments, net	—	—	(30,618)
	2,403,630	2,996,549	1,732,703
Operating income	948,822	235,955	805,440
Other income (expense)
Interest expense, net of amount capitalized	(213,854)	(155,179)	(106,300)
Interest income and other, net	34,664	1,124	3,556
Income from continuing operations before income taxes	769,632	81,900	702,696
Income tax provision	(162,620)	(105,930)	(88,977)
Net income (loss) from continuing operations	607,012	(24,030)	613,719
Net income from discontinued operations, net of tax	—	223,083	321,804
Net income	607,012	199,053	935,523
Net income attributable to noncontrolling interests	(72,201)	(74,825)	(67,709)
Net income attributable to Noble Corporation	$534,811	$124,228	$867,814

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$607,012	$199,053	$935,523
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5,278)	(118)	(3,188)
Net pension plan gain (loss) (net of tax provision (benefit) of $4,021 in 2015, ($21,429) in 2014 and $14,155 in 2013)	7,099	(41,608)	29,861
Amortization of deferred pension plan amounts (net of tax provision of $2,297 in 2015, $1,102 in 2014 and $2,924 in 2013)	4,422	2,764	6,612
Net pension plan curtailment and settlement expense (net of tax provision of $9,902 in 2014)	—	18,389	—
Prior service cost arising during the period (net of tax benefit of $317 in 2014)	—	(1,159)	—
Other comprehensive income (loss), net	6,243	(21,732)	33,285
Total comprehensive income	613,255	177,321	968,808
Net comprehensive income attributable to noncontrolling interests	(72,201)	(74,825)	(67,709)
Comprehensive income attributable to Noble Corporation	$541,054	$102,496	$901,099

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$607,012	$199,053	$935,523
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	633,244	860,353	877,250
Loss on impairment	418,298	745,428	43,688
Gain on disposal of assets, net	—	—	(35,646)
Deferred income taxes	(34,108)	(10,999)	(15,955)
Capital contribution by parent—share-based compensation	30,652	33,341	26,862
Net change in other assets and liabilities	92,409	44,740	(63,092)
Net cash from operating activities	1,747,507	1,871,916	1,768,630
Cash flows from investing activities
Capital expenditures	(422,544)	(2,072,751)	(2,485,617)
Change in accrued capital expenditures	(14,607)	(36,383)	(58,587)
Proceeds from disposal of assets	4,614	—	61,000
Net cash from investing activities	(432,537)	(2,109,134)	(2,483,204)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	(437,647)	1,221,333
Repayment of long-term debt	(350,000)	(250,000)	(300,000)
Issuance of senior notes	1,092,728	—	—
Debt issuance costs on senior notes and credit facilities	(16,070)	(398)	(2,484)
Long-term borrowings of Paragon Offshore	—	1,710,550	—
Financing costs on long-term borrowings of Paragon Offshore	—	(14,676)	—
Cash balances of Paragon Offshore in Spin-off	—	(104,152)	—
Dividends paid to noncontrolling interests	(71,504)	(79,966)	(105,388)
Distributions to parent company, net	(400,614)	(631,095)	(265,880)
Net cash from financing activities	(868,955)	192,616	547,581
Net change in cash and cash equivalents	446,015	(44,602)	(166,993)
Cash and cash equivalents, beginning of period	65,780	110,382	277,375
Cash and cash equivalents, end of period	$511,795	$65,780	$110,382

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Shares		Capital in Excess of	Retained	Noncontrolling	Accumulated Other Comprehensive	Total
	Balance	Par Value	Par Value	Earnings	Interests	Loss	Equity
Balance at December 31, 2012	261,246	$26,125	$470,454	$7,384,828	$765,124	$(115,449)	$8,531,082
Distributions to parent	—	—	—	(265,880)	—	—	(265,880)
Capital contributions by parent-
Share-based compensation	—	—	26,862	—	—	—	26,862
Net income	—	—	—	867,814	67,709	—	935,523
Dividends paid to noncontrolling interests	—	—	—	—	(105,388)	—	(105,388)
Other comprehensive income, net	—	—	—	—	—	33,285	33,285
Balance at December 31, 2013	261,246	$26,125	$497,316	$7,986,762	$727,445	$(82,164)	$9,155,484
Distributions to parent	—	—	—	(631,095)	—	—	(631,095)
Capital contributions by parent-
Share-based compensation	—	—	33,341	—	—	—	33,341
Net income	—	—	—	124,228	74,825	—	199,053
Dividends paid to noncontrolling interests	—	—	—	—	(79,966)	—	(79,966)
Spin-off of Paragon Offshore	—	—	—	(1,470,781)	—	34,478	(1,436,303)
Other comprehensive loss, net	—	—	—	—	—	(21,732)	(21,732)
Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$722,304	$(69,418)	$7,218,782
Distributions to parent	—	—	—	(376,714)	—	—	(376,714)
Capital contributions by parent-
Share-based compensation	—	—	30,652	—	—	—	30,652
Net income	—	—	—	534,811	72,201	—	607,012
Dividends paid to noncontrolling interests	—	—	—	—	(71,504)	—	(71,504)
Other comprehensive income, net	—	—	—	—	—	6,243	6,243
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$723,001	$(63,175)	$7,414,471

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 - Organization and Significant Accounting Policies

Organization and Business

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Annual Report on Form 10-K, our fleet of 30 drilling rigs consisted of 14 jackups, eight drillships and eight semisubmersibles, including one high-specification, harsh environment jackup under construction.

At December 31, 2015, our fleet was located in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

Foreign Currency Translation

Although we are a UK company, we define foreign currency as any non-U.S. denominated currency. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income statement items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2015.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Property and Equipment

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years. Included in accounts payable were $44 million and $70 million of capital accruals as of December 31, 2015 and 2014, respectively.

Interest is capitalized on construction-in-progress using the weighted average cost of debt outstanding during the period of construction.

Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in Note 7. Such amounts, net of accumulated depreciation, totaled $202 million and $179 million at December 31, 2015 and 2014, respectively. Depreciation expense from continuing operations related to overhauls and asset replacement totaled $75 million, $77 million and $70 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Deferred revenues from drilling contracts totaled $180 million and $263 million at December 31, 2015 and 2014, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets,

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $78 million at December 31, 2015 as compared to $94 million at December 31, 2014, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. However, given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At December 31, 2015, revenues recorded in excess of billings as a result of this recognition totaled $53 million, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

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

Insurance Reserves

We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.

Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At both December 31, 2015 and 2014, loss reserves for personal injury and protection claims totaled $21 million, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

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

In May 2014, the FASB issued ASU No. 2014-09, which creates ASC Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In August 2014, the FASB issued ASU No. 2014-15, which amends ASC Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern.” The amendments in this ASU provide guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03, which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance allows a debt issuance cost related to a line-of-credit to be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In April 2015, the FASB issued ASU No. 2015-04, which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In July 2015, the FASB issued ASU No. 2015-12, which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans,” ASC Topic 962, “Defined Contribution Pension Plans” and ASC Topic 965, “Health and Welfare Benefit Plans.” There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

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

December 15, 2015. The adoption of this guidance is not anticipated to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In November 2015, the FASB issued ASU No. 2015-17, which amends ASC Topic 740, “Income Taxes.” This amendment aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by the amendments in this update. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 2 - Spin-off of Paragon Offshore plc (“Paragon Offshore”)

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

In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities.  See Note 18 and Note 24.

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

Note 3 - Discontinued Operations

Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations. The results of discontinued operations for 2014 and 2013 include the historical results of Paragon Offshore through the Spin-off date, including costs incurred by Noble to complete the Spin-off. Non-recurring Spin-off related costs totaled $63 million and $18 million for the years ended December 31, 2014 and 2013, respectively. There was no activity related to discontinued operations during the year ended December 31, 2015.

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

We allocated interest expense on the above debt, which is directly related to Paragon Offshore, to discontinued operations. For the year ended December 31, 2014, we allocated approximately $4 million of interest expense related to such debt. No interest was allocated to discontinued operations for the year ended December 31, 2013.

The following table provides the results of operations from discontinued operations:

	2014	2013
Operating revenues
Contract drilling services	$993,253	$1,615,325
Reimbursables	21,899	45,582
Labor contract drilling services	19,304	35,146
Other	2	94
Operating revenues from discontinued operations	$1,034,458	$1,696,147
Income from discontinued operations
Income from discontinued operations before income taxes	$216,391	$379,591
Income tax provision	(55,889)	(75,489)
Net income from discontinued operations, net of tax	$160,502	$304,102

Note 4 - Consolidated Joint Ventures

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

During the years ended December 31, 2015, 2014 and 2013, the Bully joint ventures approved and paid dividends totaling $143 million, $160 million and $211 million, respectively. Of these amounts, approximately $72 million, $80 million and $105 million, respectively, were paid to our joint venture partner.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The combined carrying amount of the Bully-class drillships at both December 31, 2015 and 2014 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $50 million at December 31, 2015 as compared to approximately $47 million at December 31, 2014. Operating revenues were $334 million, $372 million and $355 million in 2015, 2014 and 2013, respectively. Net income totaled $154 million, $157 million and $145 million in 2015, 2014 and 2013, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Year Ended December 31,
	2015	2014	2013
Basic
Income (loss) from continuing operations	$511,000	$(152,011)	$478,595
Earnings allocated to unvested share-based payment awards	(11,208)	—	(5,669)
Income (loss) from continuing operations to common shareholders	499,792	(152,011)	472,926
Income from discontinued operations	—	160,502	304,102
Earnings allocated to unvested share-based payment awards	—	—	(3,602)
Income from discontinued operations, net of tax to common shareholders	—	160,502	300,500
Net income attributable to Noble-UK	511,000	8,491	782,697
Earnings allocated to unvested share-based payment awards	(11,208)	—	(9,271)
Net income to common shareholders—basic	$499,792	$8,491	$773,426
Diluted
Income (loss) from continuing operations	$511,000	$(152,011)	$478,595
Earnings allocated to unvested share-based payment awards	(11,208)	—	(5,663)
Income (loss) from continuing operations to common shareholders	499,792	(152,011)	472,932
Income from discontinued operations	—	160,502	304,102
Earnings allocated to unvested share-based payment awards	—	—	(3,598)
Income from discontinued operations, net of tax to common shareholders	—	160,502	300,504
Net income attributable to Noble-UK	511,000	8,491	782,697
Earnings allocated to unvested share-based payment awards	(11,208)	—	(9,261)
Net income to common shareholders—diluted	$499,792	$8,491	$773,436
Weighted average shares outstanding—basic	242,146	252,909	253,288
Incremental shares issuable from assumed exercise of stock options	—	—	259
Weighted average shares outstanding—diluted	242,146	252,909	253,547
Weighted average unvested share-based payment awards	5,430	—	3,036
Earnings per share
Basic
Continuing operations	$2.06	$(0.60)	$1.86
Discontinued operations	—	0.63	1.19
Net income attributable to Noble-UK	$2.06	$0.03	$3.05
Diluted
Continuing operations	$2.06	$(0.60)	$1.86
Discontinued operations	—	0.63	1.19
Net income attributable to Noble-UK	$2.06	$0.03	$3.05
Dividends per share	$1.28	$1.50	$0.76

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. The effect of stock options and unvested share-based payment awards is not included in the computation for periods in which a net loss from continuing operations occurs because to do so would be anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, approximately 1.7 million shares, 2.0 million shares and 0.9 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive. For the year ended December 31, 2014, we experienced a net loss from continuing operations. As such, approximately 4.0 million unvested share-based payment awards were excluded from the diluted earnings per share calculation at December 31, 2014 as such awards were not dilutive.

Note 6 - Receivables from Customers

At December 31, 2015, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 7 - Property and Equipment

Property and equipment, at cost, as of December 31, 2015 and 2014 for Noble-UK consisted of the following:

	2015	2014
Drilling equipment and facilities	$13,074,804	$13,254,240
Construction in progress	761,347	969,985
Other	220,172	218,697
Property and equipment, at cost	$14,056,323	$14,442,922

Capital expenditures, including capitalized interest, totaled $423 million, $2.1 billion and $2.5 billion for the years ended December 31, 2015, 2014 and 2013, respectively. Capitalized interest was $25 million, $47 million and $115 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Capital expenditures related to Paragon Offshore for the years ended December 31, 2014 and 2013 totaled $150 million and $359 million, respectively. Depreciation expense for Paragon Offshore that was classified as discontinued operations totaled $236 million and $368 million for the years ended December 31, 2014 and 2013, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8 - Debt

Our debt consisted of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Senior unsecured notes:
3.45% Senior Notes due 2015	$—	$350,000
3.05% Senior Notes due 2016	299,997	299,982
2.50% Senior Notes due 2017	299,956	299,920
4.00% Senior Notes due 2018	249,602	—
7.50% Senior Notes due 2019	201,695	201,695
4.90% Senior Notes due 2020	499,287	499,151
4.625% Senior Notes due 2021	399,680	399,627
3.95% Senior Notes due 2022	399,354	399,264
5.95% Senior Notes due 2025	448,814	—
6.20% Senior Notes due 2040	399,896	399,895
6.05% Senior Notes due 2041	397,719	397,681
5.25% Senior Notes due 2042	498,338	498,310
6.95% Senior Notes due 2045	394,563	—
Total senior unsecured notes	4,488,901	3,745,525
Credit facilities & commercial paper program	—	1,123,495
Total debt	4,488,901	4,869,020
Less: Current maturities of long-term debt	(299,997)	—
Total long-term debt	$4,188,904	$4,869,020

Credit Facilities and Commercial Paper Program

At December 31, 2015, we had two credit facilities with an aggregate maximum capacity of $2.7 billion, which are comprised of a five year $2.4 billion senior unsecured credit facility that matures in January 2020 and a $225 million 364-day senior unsecured credit facility that matured in January 2016 and was not renewed (together, the “Credit Facilities”).

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

The $2.4 billion facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At December 31, 2015, we had no letters of credit issued under the facility.

Senior Unsecured Notes

In March 2015, we issued $1.1 billion aggregate principal amount of Senior Notes, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These Senior Notes were issued in three separate tranches, consisting of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025 and $400 million of 6.95% Senior Notes due 2045. The weighted average coupon of all three tranches is 5.87%.  The interest rate on these Senior Notes may be increased if the credit rating applicable to the notes is downgraded below investment grade (up to a maximum of 200 basis points). The net proceeds of approximately $1.08 billion, after expenses, were used to repay indebtedness outstanding under our Credit Facilities and commercial paper program.

In August 2015, we repaid our $350 million 3.45% Senior Notes using cash on hand.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Our $300 million 3.05% Senior Notes mature during the first quarter of 2016. We anticipate using cash on hand to repay the outstanding balances.

Covenants

The Credit Facilities and commercial paper program are guaranteed by our indirect, wholly-owned subsidiaries, NHIL and Noble Holding Corporation (“NHC”). The covenants and events of default under the two Credit Facilities are substantially similar, and each facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the Credit Facilities, to 0.60. At December 31, 2015, our ratio of debt to total tangible capitalization was approximately 0.38. We were in compliance with all covenants under the credit facilities as of December 31, 2015.

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At December 31, 2015, we were in compliance with all of our debt covenants.

Other

At December 31, 2015, we had letters of credit of $5 million, including bonds covering the temporary importation of equipment, performance bonds and expatriate visa guarantees.

Aggregate principal repayments of total debt for the next five years and thereafter are as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$299,997	$299,956	$249,602	$201,695	$499,287	$2,938,364	$4,488,901

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our total debt as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
3.45% Senior Notes due 2015	$—	$—	$350,000	$354,992
3.05% Senior Notes due 2016	299,997	299,340	299,982	302,515
2.50% Senior Notes due 2017	299,956	284,334	299,920	287,014
4.00% Senior Notes due 2018	249,602	227,285	—	—
7.50% Senior Notes due 2019	201,695	194,273	201,695	212,068
4.90% Senior Notes due 2020	499,287	378,761	499,151	471,095
4.625% Senior Notes due 2021	399,680	289,450	399,627	363,837
3.95% Senior Notes due 2022	399,354	265,643	399,264	346,425
5.95% Senior Notes due 2025	448,814	308,870	—	—
6.20% Senior Notes due 2040	399,896	237,005	399,895	350,351
6.05% Senior Notes due 2041	397,719	239,464	397,681	343,653
5.25% Senior Notes due 2042	498,338	279,919	498,310	385,181
6.95% Senior Notes due 2045	394,563	255,887	—	—
Total senior unsecured notes	4,488,901	3,260,231	3,745,525	3,417,131
Credit facilities and commercial paper program	—	—	1,123,495	1,123,496
Total debt	$4,488,901	$3,260,231	$4,869,020	$4,540,627

Note 9 - Equity

Share Capital

As of December 31, 2015, Noble-UK had approximately 242.0 million shares outstanding and trading as compared to approximately 247.5 million shares outstanding and trading at December 31, 2014. Repurchased shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

Our most recent quarterly dividend payment to shareholders, totaling approximately $38 million (or $0.15 per share), was declared on January 29, 2016 and paid on February 16, 2016 to holders of record on February 8, 2016.

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

Share Repurchases

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases will expire at the end of the Company’s 2016 annual general meeting of shareholders. At this time, we do not expect to seek shareholder approval for further repurchases at our 2016 annual general meeting. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases for each of the three years ended December 31 are as follows:

	Total Number		Average
Year Ended	of Shares		Price Paid
December 31,	Purchased	Total Cost (1)	per Share (1)
2015	6,209,400	$100,630	$16.21
2014	6,769,891	154,145	22.77
2013	190,187	7,653	40.24

(1)	The total cost and average price paid per share includes the impact of commissions and stamp tax for share repurchases made in the open market.

Share-Based Compensation Plans

Stock Plans

On April 24, 2015 Noble Corporation plc shareholders approved a new equity plan, the Noble Corporation 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”), which permits grants of options, stock appreciation rights (“SARs”), stock or stock unit awards or cash awards, any of which may be structured as a performance award, from time to time to employees who are to be granted awards under the 2015 Incentive Plan. Neither consultants nor non-employee directors are eligible for awards under the 2015 Incentive Plan. The maximum aggregate number of ordinary shares that may be granted for any and all awards under the 2015 Incentive Plan will not exceed 7.3 million shares. As of December 31, 2015, we had 7.3 million shares remaining available for grants to employees under the 2015 Incentive Plan.

The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. Upon shareholder approval of the 2015 Incentive Plan, the 1991 Plan was terminated and equity based awards to employees are now made only through the 2015 Incentive Plan.  Equity based awards previously granted under the 1991 Plan remain outstanding in accordance with their terms, which include the 1991 Plan.

Prior to October 25, 2007, the Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors (the “1992 Plan”) provided for the granting of nonqualified stock options to our non-employee directors. On October 25, 2007, the 1992 Plan was amended and restated to, among other things, eliminate grants of stock options to non-employee directors and modify the annual award of restricted shares from a fixed number of restricted shares to an annually-determined variable number of restricted or unrestricted shares. In connection with the Spin-off, the total number of shares subject to issue under existing awards under the 1992 Plan was increased from 2.0 million to 2.3 million. As of December 31, 2015, we had 0.5 million shares remaining available for award to non-employee directors under the 1992 Plan.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Options have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2015, 2014 and 2013 and the changes during the year ended on those dates is presented below:

	2015		2014		2013
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,958,633	$28.43	1,808,987	$33.13	2,027,089	$32.44
Exercised	—	—	(131,706)	20.08	(212,017)	26.66
Forfeited	(281,479)	22.17	(57,871)	30.18	(6,085)	31.35
Spin-off adjustment	—	—	339,223	N/A	—	—
Outstanding at end of year (1)	1,677,154	29.48	1,958,633	28.43	1,808,987	33.13
Exercisable at end of year (1)	1,677,154	$29.48	1,846,465	$28.35	1,510,929	$32.47

(1)	Options outstanding and exercisable at December 31, 2015 had no intrinsic value.

The following table summarizes additional information about stock options outstanding at December 31, 2015:

	Options Outstanding and Exercisable
	Number of	Weighted	Weighted
	Shares	Average	Average
	Underlying	Remaining	Exercise
	Options	Life (Years)	Price
$20.49 to $25.41	311,704	3.65	$21.34
$25.42 to $30.59	593,387	4.07	29.53
$30.60 to $35.73	772,063	3.57	32.72
Total	1,677,154	3.76	$29.48

Besides the stock options issued as a result of the Spin-off, as discussed above, no stock options were granted during the years ended December 31, 2015, 2014 and 2013.

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

A summary of the status of our non-vested stock options at December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

	Shares	Weighted-Average
	Under Outstanding	Grant-Date
	Options	Fair Value
Non-Vested Options at January 1, 2015	112,168	$13.05
Vested	(112,168)	13.05
Non-Vested Options at December 31, 2015	—	$—

Compensation cost recognized during the years ended December 31, 2015, 2014 and 2013 related to stock options totaled $0.1 million, $2 million and $3 million, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Restricted Stock Units (“RSU’s”)

Pursuant to the EMA (see Note 2), we modified the outstanding RSU awards, both time-vested restricted stock units (“TVRSUs”) and market-based performance-vested restricted stock units (“PVRSUs”), for our employees in connection with the Spin-off. As the awards contained an antidilution provision, we made certain adjustments to the number of our share-based compensation awards to preserve the economic value of the grants immediately prior to the Spin-off. Each outstanding and unvested RSU of Noble that was held by a current or former Noble employee was adjusted such that the holder received an additional number of RSUs of Noble based on a price ratio, which was calculated as noted above in “Stock Options.”

As a result of the Spin-off, an additional 326,853 TVRSUs and 329,937 PVRSUs were issued to preserve the economic value of the grants immediately prior to the Spin-off, as discussed above. As no incremental fair value was awarded as a result of the issuance of these additional awards, the modification did not result in additional compensation expense.

We have awarded both TVRSU’s and PVRSU’s under the 1991 Plan and TVRSU’s under the 2015 Incentive Plan. The TVRSU’s generally vest over a three year period. The number of PVRSU’s which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria are strictly market based criteria as defined by FASB standards.

The TVRSU’s are valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized over the service period. The shares and related nominal value are recorded when the restricted stock unit vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.

The market-based PVRSU’s are valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSU’s include historical volatility, risk-free interest rates, and expected dividends over a time period commensurate with the remaining term prior to vesting, as follows:

	2015	2014	2013
Valuation assumptions:
Expected volatility	34.0%	33.0%	34.8%
Expected dividend yield	9.4%	4.7%	1.3%
Risk-free interest rate	0.8%	0.7%	0.4%

Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

A summary of the RSU awards for each of the years in the period ended December 31 is as follows:

	2015	2014	2013
TVRSU
Units awarded (maximum available)	2,004,311	1,617,534	1,033,009
Weighted-average share price at award date	$15.90	$31.56	$41.32
Weighted-average vesting period (years)	3.0	3.0	3.0
PVRSU
Units awarded (maximum available)	1,205,130	740,364	565,650
Weighted-average share price at award date	$15.94	$31.66	$41.42
Three-year performance period ended December 31	2017	2016	2015
Weighted-average award-date fair value	$9.12	$19.66	$24.97

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We award shares under the 1992 Plan. During the years ended December 31, 2015, 2014 and 2013, we awarded 99,063, 50,796 and 57,095 shares to non-employee directors, resulting in related compensation cost of $2 million in each of the three years.

A summary of the status of non-vested RSU’s at December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

		Weighted		Weighted
		Average		Average
	TVRSU’s	Award-Date	PVRSU’s	Award-Date
	Outstanding	Fair Value	Outstanding (1)	Fair Value
Non-vested RSU’s at January 1, 2015	1,881,179	$34.66	1,942,969	$21.44
Awarded	2,004,311	15.90	1,205,130	9.12
Vested	(842,396)	35.52	—	—
Forfeited	(333,419)	22.84	(601,962)	19.52
Non-vested RSU’s at December 31, 2015	2,709,675	$21.97	2,546,137	$16.06

(1)

The number of PVRSU’s shown equals the units that would vest if the “maximum” level of performance is achieved. The minimum number of units is zero and the “target” level of performance is 50 percent of the amounts shown.

At December 31, 2015 there was $30 million of total unrecognized compensation cost related to the TVRSU’s which is expected to be recognized over a remaining weighted-average period of 1.7 years. The total award-date fair value of TVRSU’s vested during the year ended December 31, 2015 was $30 million.

At December 31, 2015, there was $11 million of total unrecognized compensation cost related to the PVRSU’s which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total potential compensation for PVRSU’s is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. During the year ended December 31, 2015, 517,223 PVRSU’s for the 2012-2014 performance period were forfeited. In January 2016, 273,357 PVRSU’s for the 2013-2015 performance period were forfeited.

Share-based amortization recognized during the years ended December 31, 2015, 2014 and 2013 related to all restricted stock totaled $39 million ($31 million net of income tax), $46 million ($37 million net of income tax) and $44 million ($36 million net of income tax), respectively. Included in share-based amortization for the years ended December 31, 2014 and 2013 was approximately $7 million and $10 million, respectively, related to Paragon Offshore that was classified as discontinued operations. Capitalized share-based amortization totaled approximately $1 million per year in 2015, 2014 and 2013, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 10 - Accumulated Other Comprehensive Loss

The following tables set forth the components of “Accumulated other comprehensive loss” (“AOCL”) for the years ended December 31, 2015 and 2014 and changes in AOCL by component for the year ended December 31, 2015. All amounts within the tables are shown net of tax.

	Gains /	Defined
	(Losses) on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges (1)	Items (2)	Items	Total
Balance at December 31, 2013	$—	$(58,598)	$(23,566)	$(82,164)
Activity during period:
Other comprehensive income (loss) before reclassifications	(4,286)	(30,952)	(118)	(35,356)
Amounts reclassified from AOCL	4,286	9,338	—	13,624
Net other comprehensive income (loss)	—	(21,614)	(118)	(21,732)
Spin-off of Paragon Offshore (3)	—	21,772	12,706	34,478
Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)
Activity during period:
Other comprehensive income (loss) before reclassifications	2,414	7,099	(5,278)	4,235
Amounts reclassified from AOCL	(2,414)	4,422	—	2,008
Net other comprehensive income (loss)	—	11,521	(5,278)	6,243
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)

(1)

Gains on cash flow hedges are related to our foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 16 for additional information.

(2)

Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and curtailment and settlement expenses. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Income through either “contract drilling services” or “general and administrative.” See Note 15 for additional information.

(3)	Reclassifications for the Spin-off of Paragon Offshore represent accumulated balances in AOCL that were transferred as part of the Spin-off.

Note 11 - Loss on Impairment

Asset impairments

In connection with the preparation of the consolidated financial statements included in this Annual Report, consistent with our accounting policies discussed in Note 1, we evaluate our drilling fleet assets for impairment on an annual basis or whenever there are changes in facts which suggest that the value of the asset is not recoverable.

In the fourth quarter of 2015, in connection with our annual impairment analysis, we decided that we would no longer market one of our drillships, the Noble Discoverer. The decision was a result of the termination of the contract for this rig by Shell in December 2015 and the decreased opportunities for rigs of this type in the current marketplace. We also reviewed assumptions on the future marketability of one of our jackups, the Noble Charles Copeland, after its contract completion in late September 2015, with consideration given to its years in service, limited technical features and anticipated capital requirements in light of the current market conditions. As a result of this analysis, we have decided to discontinue marketing this unit. Additionally, as a result of a fourth quarter review of capital spare equipment, we elected to retire certain capital spare equipment.  We evaluated these units and certain capital spare equipment for impairment and recorded an impairment charge of $406 million for the year ended December 31, 2015.

Also in 2015, we determined that certain corporate assets were partially impaired due to a declining market for, and the potential disposal of, the assets. We estimated the fair value of the assets based on quotes from brokers of similar assets (Level 2). Based on these estimates, we recorded an impairment charge of approximately $13 million for the year ended December 31, 2015.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the fourth quarter of 2014, we reviewed assumptions on the future marketability of the Noble Driller, the Noble Jim Thompson and the Noble Paul Wolff with consideration given to their years in service, limited technical features and anticipated capital requirements in light of the market conditions and decided to discontinue marketing these units. We evaluated these units for impairment and recorded an impairment charge of approximately $685 million on these rigs for the year ended December 31, 2014. The total remaining book value of $47 million at December 31, 2014 represented the equipment present on the rigs, which was available for redeployment within our fleet. The remaining book value was a Level 3 fair value measurement under accounting literature as it contained significant estimation and non-observable inputs.

In 2012, we determined that our submersible rig fleet, consisting of two cold stacked rigs, was partially impaired due to the declining market outlook for drilling services for that rig type. We estimated the fair value of the rigs based on the salvage value of the rigs and a then recent transaction involving a similar unit owned by a peer company (Level 2 fair value measurement). Based on these estimates, we recognized an impairment charge of approximately $13 million for the year ended December 31, 2012. During 2013, we recorded an additional impairment charge of approximately $4 million on these rigs arising from the potential disposition of these assets to an unrelated third party. In January 2014, we completed the sale of the submersibles for a total sales price of $7 million.

Goodwill

In connection with our acquisition of FDR Holdings Limited (“Frontier”) in 2010, we recognized goodwill in our Contract Drilling Services reporting unit. In connection with the preparation of the consolidated financial statements included in this Annual Report, as discussed in Note 1, we conduct goodwill impairment testing annually in the fourth quarter of each year and when events occur that would potentially reduce the fair value of our reporting unit below its carrying amount.

As part of our annual test completed in 2014, we noted a significant decline in the market value of our stock, coupled with a decrease in oil and gas prices, significant reductions in the projected dayrates for new contracts and reduced utilization forecasts. These factors drove our fair value of the reporting unit below the book value, and we concluded that the goodwill in the Contract Drilling Services reporting unit was impaired. We deemed this to be a Level 3 fair value measurement under accounting literature as it contains significant estimation and non-observable inputs. During 2014, we fully impaired the $60 million of goodwill.

Note 12 - Gain on Disposal of Assets, net

During the third quarter of 2013, we completed the sale of the Noble Lewis Dugger for $61 million to an unrelated third party in Mexico. In connection with the sale, we recorded a pre-tax gain of approximately $36 million.

Note 13 - Gain on Contract Settlements/Extinguishments, Net

In 2013, we received $45 million related to the settlement of all claims against the former shareholders of Frontier, which we acquired in July 2010, relating to alleged breaches of various representations and warranties contained in the purchase agreement. A portion of the settlement, totaling approximately $14 million, was allocated to discontinued operations as it related to certain standard specification rigs.

Note 14 - Income Taxes

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

The components of the net deferred taxes are as follows:

	2015	2014
Deferred tax assets
United States
Deferred pension plan amounts	$22,858	$23,497
Accrued expenses not currently deductible	20,041	14,250
Other	3,069	11,267
Non-U.S.
Net operating loss carry forwards	3,800	6,907
Deferred pension plan amounts	2,347	3,096
Other	2,064	—
Deferred tax assets	54,179	59,017
Less: valuation allowance	(3,800)	(6,907)
Net deferred tax assets	$50,379	$52,110
Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$(126,096)	$(166,959)
Other	(10,277)	(4,969)
Non-U.S.
Excess of net book basis over remaining tax basis	(200)	(200)
Other	(4,366)	(397)
Deferred tax liabilities	(140,939)	(172,525)
Net deferred tax liabilities	$(90,560)	$(120,415)

Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
United States	$4,031	$38,206	$178,090
Non-U.S.	738,402	(8,741)	460,331
Total	$742,433	$29,465	$638,421

The income tax provision for continuing operations consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current- United States	$113,648	$50,829	$83,302
Current- Non-U.S.	81,756	74,288	23,836
Deferred- United States	(38,103)	(18,655)	(14,032)
Deferred- Non-U.S.	1,931	189	(989)
Total	$159,232	$106,651	$92,117

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties:

	2015	2014	2013
Gross balance at January 1,	$108,812	$115,969	$115,009
Additions based on tax positions related to current year	31,022	16,880	2,318
Additions for tax positions of prior years	47,561	12,928	18,906
Reductions for tax positions of prior years	(11,945)	(8)	(7,910)
Expiration of statutes	(1,237)	(2,852)	(2,633)
Reduction due to Spin-off	—	(26,870)	—
Tax settlements	(4,526)	(7,235)	(9,721)
Gross balance at December 31,	169,687	108,812	115,969
Related tax benefits	(14,369)	(1,064)	(2,038)
Net reserve at December 31,	$155,318	$107,748	$113,931

The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2015	2014
Reserve for uncertain tax positions, excluding interest and penalties	$155,318	$107,748
Interest and penalties included in “Other liabilities”	10,961	8,039
Reserve for uncertain tax positions, including interest and penalties	$166,279	$115,787

If these reserves of $166 million are not realized, the provision for income taxes will be reduced by $166 million.

We include, as a component of our “Income tax provision,” potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $3 million in 2015, an income tax benefit of $1 million in 2014 and an income tax benefit of $7 million in 2013.

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Brazil, Mexico, Norway, Saudi Arabia, Argentina, Australia, Denmark, Gabon, Malaysia, the Netherlands, Turkey, United Arab Emirates, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2010 and non-U.S. income tax examinations for years before 2000.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. The income of our non-UK subsidiaries is not subject to UK income tax. Earnings are taxable in the United Kingdom at the UK statutory rate of 20.25 percent. Ongoing consultative process in the United Kingdom and a possible change in law could materially impact our tax rate on operations in the United Kingdom continental shelf. A reconciliation of tax rates outside of the United Kingdom and the Cayman Islands to our Noble-UK effective rate for continuing operations is shown below:

	Year Ended December 31,
	2015	2014	2013
Effect of:
Tax rates which are different than the UK and Cayman Island rates	14.4%	19.3%	15.5%
Tax impact of asset impairment	5.3%	344.0%	0.0%
Reserve for (resolution of) tax authority audits	1.7%	(1.3)%	(1.1)%
Total	21.4%	362.0%	14.4%

We generated and fully utilized U.S. foreign tax credits of $15 million, $17 million and $15 million in 2015, 2014 and 2013, respectively.

At December 31, 2014 and December 31, 2015, we have no undistributed earnings of our subsidiaries for which deferred income taxes have not been provided.

Note 15 - Employee Benefit Plans

Defined Benefit Plans

Noble maintains two pension plans for certain of our employees whose most recent date of employment is prior to April 1, 2014 operating in the North Sea, the Noble Drilling (Land Support) Limited (“NDLS”) and the Noble Resources Limited (“NRL”), both indirect, wholly-owned subsidiaries of Noble-UK. Prior to the Spin-off of Paragon Offshore, Noble also maintained two benefit plans whose assets and liabilities were assumed by Paragon Offshore as part of our MSA (see Note 2). Benefits for all of the above plans are based on credited service and employees’ compensation near retirement, as defined by the respective plan. Reference to our “non-U.S. plans” included throughout this report relates to both the NDLS and NRL plans, as well as the activity for the two legacy plans for the periods prior to the Spin-off.

In addition to the non-U.S. plans discussed above, we have two U.S. noncontributory defined benefit pension plans: one which covers certain salaried employees and one which covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credit balances available to us under the plan, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code (“IRC”) of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans.”

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at beginning of year	$72,553	$238,072	$161,591	$223,938
Service cost	3,344	8,596	4,777	8,901
Interest cost	2,546	9,198	4,650	10,546
Actuarial loss (gain)	(2,778)	(21,631)	6,145	51,524
Plan amendments	—	—	1,595	—
Benefits paid	(2,971)	(5,845)	(2,819)	(4,262)
Settlement	—	—	—	(34,397)
Curtailment	—	—	—	(18,178)
Plan participants’ contributions	363	—	266	—
Foreign exchange rate changes	(3,685)	—	(7,071)	—
Spin-off adjustment	—	—	(96,581)	—
Benefit obligation at end of year	$69,372	$228,390	$72,553	$238,072

A reconciliation of the changes in fair value of plan assets is as follows:

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$77,714	$172,119	$174,257	$201,011
Actual return on plan assets	2,270	1,125	6,717	7,750
Employer contributions	2,182	548	6,863	2,017
Benefits and expenses paid	(2,971)	(5,845)	(2,819)	(4,262)
Settlement	—	—	—	(34,397)
Plan participants’ contributions	363	—	266	—
Foreign exchange rate changes	(3,703)	—	(11,068)	—
Spin-off adjustment	—	—	(96,502)	—
Fair value of plan assets at end of year	$75,855	$167,947	$77,714	$172,119

The funded status of the plans is as follows:

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$6,483	$(60,443)	$5,161	$(65,953)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$9,121	$1,134	$7,725	$—
Other liabilities (current)	—	(3,441)	—	(3,037)
Other liabilities (noncurrent)	(2,638)	(58,136)	(2,564)	(62,916)
Net amount recognized	$6,483	$(60,443)	$5,161	$(65,953)

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Amounts recognized in AOCL consist of:

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$10,017	$57,937	$11,793	$73,705
Prior service cost	1,378	326	1,531	468
Deferred income tax asset	(2,347)	(20,392)	(3,096)	(25,961)
Accumulated other comprehensive loss	$9,048	$37,871	$10,228	$48,212

Pension cost includes the following components:

	Year Ended December 31,
	2015		2014		2013
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service Cost	$3,344	$8,596	$4,777	$8,901	$5,496	$10,724
Interest Cost	2,546	9,198	4,650	10,546	5,085	9,049
Return on plan assets	(3,673)	(13,146)	(6,117)	(15,499)	(5,836)	(13,102)
Amortization of prior service cost	104	142	46	196	—	227
Recognized net actuarial loss	315	6,158	769	2,857	1,670	7,639
Curtailment expense	—	—	—	241	—	—
Settlement expense	—	—	—	9,872	—	—
Net pension expense	$2,636	$10,948	$4,125	$17,114	$6,415	$14,537

Included in net pension expense for the years ended December 31, 2014 and 2013 for non-U.S. plans was approximately $2 million and $4 million, respectively, related to Paragon Offshore that was classified as discontinued operations. Included in net pension expense for the years ended December 31, 2014 and 2013 for U.S. plans was approximately $11 million and $4 million, respectively, related to Paragon Offshore that was classified as discontinued operations.

The estimated prior service cost and net actuarial loss that will be amortized from AOCL into net periodic pension cost in 2016 are $0.1 million and $0.2 million, respectively, for non-U.S. plans and $0.1 million and $4.4 million, respectively, for U.S. plans.

During 2015, we adopted the Retirement Plan (“RP”) 2015 mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries. The RP 2015 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales decreased our pension liability on our U.S. plans by approximately $3 million as of December 31, 2015.

During 2014, we adopted the RP 2014 mortality tables with the MP scale as issued by the Society of Actuaries. The RP 2014 mortality tables represent the new standard for defined benefit mortality assumptions due to longer life expectancies. The adoption of the updated mortality tables and the mortality improvement scales increased our pension liability on our U.S. plans by approximately $14 million as of December 31, 2014.

Defined Benefit Plans—Disaggregated Plan Information

Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$69,372	$228,390	$72,553	$238,072
Accumulated benefit obligation	65,136	199,928	68,902	202,716
Fair value of plan assets	75,855	167,947	77,714	172,119

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2015 and 2014. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases.

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$4,317	$202,566	$3,157	$238,072
Fair value of plan assets	1,679	140,988	592	172,119

The PBO for the unfunded excess benefit plan was $23 million at December 31, 2015 as compared to $20 million in 2014, and is included under “U.S.” in the above tables.

The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2015 and 2014. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels.

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$1,853	$174,105	$1,355	$202,716
Fair value of plan assets	1,679	140,988	592	172,119

The ABO for the unfunded excess benefit plan was $15 million at December 31, 2015 as compared to $13 million in 2014, and is included under “U.S.” in the above tables.

Defined Benefit Plans—Key Assumptions

The key assumptions for the plans are summarized below:

	Year Ended December 31,
	2015		2014
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	2.93%-3.90%	3.09%-4.48%	2.60%-3.70%	3.00%-4.10%
Rate of compensation increase	3.60%-4.20%	2.00%-5.00%	3.60%-4.10%	5.00%

	Year Ended December 31,
	2015		2014		2013
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	2.60%-3.70%	2.98%-4.38%	2.70%-4.70%	3.90%-5.10%	2.50%-4.50%	3.10%-4.20%
Expected long-term return on assets	1.60%-4.90%	7.50%	2.30%-6.00%	7.80%	2.30%-5.70%	7.80%
Rate of compensation increase	3.60%-4.10%	2.00%-5.00%	3.60%-4.50%	5.00%	3.60%-4.10%	5.00%

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

In developing the expected long-term rate of return on assets, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio. To assist us with this analysis, we employ third-party consultants for our U.S. and non-U.S. plans that use a portfolio return model.

Defined Benefit Plans—Plan Assets

Non-U.S. Plans

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

The actual fair values of Non-U.S. pension plans as of December 31, 2015 and 2014 are as follows:

		December 31, 2015
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$893	$893	$—	$—
Equity securities:
International companies	56,926	56,926	—	—
Fixed income securities:
Corporate bonds	16,357	—	16,357	—
Other	1,679	—	—	1,679
Total	$75,855	$57,819	$16,357	$1,679

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

		December 31, 2014
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$87	$87	$—	$—
Equity securities:
International companies	53,261	53,261	—	—
Fixed income securities:
Corporate bonds	23,774	—	23,774	—
Other	592	—	—	592
Total	$77,714	$53,348	$23,774	$592

At December 31, 2015, assets of NRL were invested in instruments that are similar in form to a guaranteed insurance contract. There are no observable market values for these assets (Level 3); however, the amounts listed as plan assets were materially similar to the anticipated benefit obligations that were anticipated under the plans. Amounts were therefore calculated using actuarial assumptions completed by third-party consultants employed by Noble. The following table details the activity related to these investments during the year.

Market
Value
Balance as of December 31, 2014	$592
Assets purchased	1,982
Assets sold/benefits paid	(350)
Return on plan assets	(356)
Loss on exchange rate	(189)
Balance as of December 31, 2015	$1,679

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

No shares of Noble were included in equity securities at either December 31, 2015 or 2014.

The actual fair values of U.S. pension plan assets as of December 31, 2015 and 2014 are as follows:

		December 31, 2015
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,097	$—	$2,097	$—
Equity securities:
United States	77,611	77,611	—	—
International	33,517	33,517	—	—
Fixed income securities:
Corporate bonds	54,722	54,722	—	—
Total	$167,947	$165,850	$2,097	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

		December 31, 2014
		Estimated Fair Value
		Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,998	$—	$5,998	$—
Equity securities:
United States	80,823	80,823	—	—
International	33,392	33,392	—	—
Fixed income securities:
Corporate bonds	51,906	51,906	—	—
Total	$172,119	$166,121	$5,998	$—

While the underlying investments related to the equity securities are traded in active markets, which is a Level 1 measurement, the funds we own the investments through are not themselves actively traded, and therefore are being presented as a Level 2 measurement at December 31, 2014.

As of December 31, 2015, no single security made up more than 10 percent of total assets of either the U.S. or the Non-U.S. plans.

Defined Benefit Plans—Cash Flows

In 2015, we made total contributions of $2.2 million and $0.5 million to our non-U.S. and U.S. pension plans, respectively. In 2014, we made total contributions of $7 million and $2 million to our non-U.S. and U.S. pension plans, respectively. In 2013, we made total contributions of $9 million and $6 million to our non-U.S. and U.S. pension plans, respectively. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2016, subject to applicable law, to be $2 million and $3 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

The following table summarizes our estimated benefit payments at December 31, 2015:

		Payments by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Estimated benefit payments
Non U.S. plans	$28,225	$2,344	$2,436	$2,533	$2,635	$2,742	$15,535
U.S. plans	118,727	8,970	7,096	8,077	9,028	9,958	75,598
Total estimated benefit payments	$146,952	$11,314	$9,532	$10,610	$11,663	$12,700	$91,133

Other Benefit Plans

We sponsor a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The 401(k) Restoration Plan has no assets, and amounts withheld for the 401(k) Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2015 and 2014, our liability for the 401(k) Restoration Plan was $8 million and $7 million, respectively, and is included in “Accrued payroll and related costs.”

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In 2005 we enacted a profit sharing plan, the Noble Drilling Services Inc. Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after three years of service. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $6 million, $6 million and $5 million in 2015, 2014 and 2013, respectively.

We sponsor other retirement, health and welfare plans and a 401(k) savings plan for the benefit of our employees. The cost of maintaining these plans for continuing operations aggregated approximately $55 million, $70 million and $80 million in 2015, 2014 and 2013, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

Note 16 - Derivative Instruments and Hedging Activities

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

Cash Flow Hedges

Several of our regions, including our operations in the North Sea, Australia and Brazil, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. During 2015 and 2014, we entered into forward contracts of approximately $88 million and $195 million, respectively, all of which settled during their respective years. At both December 31, 2015 and 2014, we had no outstanding derivative contracts.

Financial Statement Presentation

To supplement the fair value disclosures in Note 17, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “other income” for the years ended December 31, 2015 and 2014:

	Gain/(loss) recognized through AOCL		(Gain)/loss reclassified from AOCL to “contract drilling services” expense		Gain/(loss) recognized through “contract drilling services” expense
	2015	2014	2015	2014	2015	2014
Cash flow hedges
Foreign currency forward contracts	$(2,414)	$4,286	$2,414	$(4,286)	$—	$—

Note 17 - Financial Instruments and Credit Risk

The following tables present the carrying amount and estimated fair value as of December 31, 2015 and 2014 of our financial instruments recognized at fair value on a recurring basis:

December 31, 2015
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets—
Marketable securities	$6,352	$6,352	$—	$—

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

Revenues from Shell and its affiliates accounted for approximately 49 percent, 55 percent and 67 percent of our consolidated operating revenues in 2015, 2014 and 2013, respectively. Revenues from Freeport-McMoRan Inc. (“Freeport”) accounted for approximately 14 percent of our consolidated operating revenues in 2015. Freeport did not account for more than 10 percent of our consolidated operating revenues in either 2014 or 2013. Revenues from Saudi Aramco accounted for approximately 10 percent of our consolidated operating revenues in 2013. Saudi Aramco did not account for more than 10 percent of our consolidated operating revenues in either 2015 or 2014. No other customer accounted for more than 10 percent of our consolidated operating revenues in 2015, 2014 or 2013.

Note 18 - Commitments and Contingencies

The Noble Homer Ferrington was under contract with a subsidiary of ExxonMobil Corporation (“ExxonMobil”), which entered into an assignment agreement with British Petroleum plc (“BP”) for a two-well farmout of the rig in Libya after successfully drilling two wells with the rig for ExxonMobil. In August 2010, BP attempted to terminate the assignment agreement claiming that the rig was not in the required condition, and ExxonMobil informed us that we must look to BP for payment of the dayrate during the assignment period. In August 2010, we initiated arbitration proceedings under the drilling contract against the Libyan operating subsidiaries of both BP and Exxon (the “Defendants”). The arbitration panel issued an award in our favor for dayrate revenues plus interest and fees. During 2015, BP paid us $150 million and Exxon paid us $27 million under the award, of which approximately $137 million was recognized as contract drilling services revenues, $30 million as interest income, and $10 million for the reimbursement of costs and fees as a reduction of contract drilling services costs.

In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4 million in community service payments, and was placed on probation for four years, provided that we may petition the court for early dismissal of probation after three years. If, during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts.  We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices.  Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we have been conducting a review of our relationship with the agent and with Petrobras.  We are in contact with the U.S. Securities and Exchange Commission, the Brazilian federal prosecutor’s office and the DOJ about this matter.  We are cooperating with these agencies and they are aware of our internal review.  To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At December 31, 2015, there were 43 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana and Mississippi. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. We believe that we have accurately reported all amounts in our 2010 and 2011 tax returns. We believe the ultimate resolution of the IRS examination will not have a material adverse effect on our consolidated financial statements.

Under the TSA entered into at the time of the Spin-off, Noble and Paragon Offshore are each responsible for the taxes that relate to their respective business and provide a corresponding indemnity.  In addition, in February 2016, we entered into an agreement in principle with Paragon Offshore (the “Agreement in Principle”) relating to tax matters in Mexico described below in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including any claims that could be brought on behalf of its creditors).

Audit claims of approximately $174 million attributable to income and other business taxes have been assessed against us in Mexico, as detailed below.  Under our Agreement in Principle, we agreed to assume the administration of Paragon Offshore’s Mexican income and value-added taxes for the years 2005 through 2010 and for Paragon Offshore’s Mexican customs taxes through 2010, as well as the related bonding obligations and certain of the tax related liabilities. In addition, under the Agreement in Principle, we would (i) pay all of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Noble-retained entity, (ii) pay 50 percent of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Paragon Offshore-retained entity, (iii) pay 50 percent of the ultimate resolved amount of Mexican custom taxes related to Paragon Offshore’s business, and (iv) be required to post any tax appeal bond that may be required to challenge a final assessment. Tax assessments of approximately $50 million for income and value-added taxes have been made against Noble entities in Mexico. Tax assessments for income and value-added taxes of approximately $202 million have been made against Paragon Offshore entities in Mexico, of which approximately $46 million relates to Noble’s business that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. We will only be obligated to post a tax appeal bond in the event a final assessment is made by Mexican authorities.  As of February 12, 2016, there have only been $3 million in final assessments that have been bonded.

In January, 2015, Noble received an official notification of a ruling from the Second Chamber of the Supreme Court in Mexico. The ruling settled an ongoing dispute in Mexico relating to the classification of a Noble subsidiary’s business activity and the applicable rate of depreciation under the Mexican law applicable to the activities of that subsidiary. The ruling did not result in any additional tax liability to Noble. Additionally, the ruling is only applicable to the Noble subsidiary named in the ruling and, therefore,

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

does not establish the depreciation rate applicable to the assets of other Noble subsidiaries. Under the Agreement in Principle, we would be responsible for any tax liability ultimately incurred because these depreciation liabilities would be incurred by Noble-retained entities, and such amounts are reflected in the discussion of Mexican audit claims in the preceding paragraph.  We will continue to contest future assessments received, and do not believe we are liable for additional tax.

Paragon Offshore has received tax assessments of approximately $122 million attributable to income, customs and other business taxes in Brazil, of which $38 million relates to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil business, approximately $38 million, if and when such payments become due.

We have contested, or intend to contest or cooperate with Paragon Offshore in Brazil where it is contesting, the assessments described above, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions or our ability to collect indemnities from Paragon Offshore under the TSA or the Agreement in Principle.

We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is R$79 million (approximately $20 million). We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire. Damage caused by hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils. Accordingly, we have elected to significantly reduce the named windstorm insurance on our rigs operating in the U.S. Gulf of Mexico. Presently, we insure the Noble Amos Runner for “total loss only” when caused by a named windstorm. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The remaining rigs in the U.S. Gulf of Mexico are self-insured for named windstorm perils. In addition, we maintain a physical damage deductible on our rigs of $25 million per occurrence. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $598 million at December 31, 2015.

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

Note 19 - Segment and Related Information

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a single, global market for contract drilling services and are often redeployed globally due to changing demands of our customers, which consist largely of major non-U.S. and government owned/controlled oil and gas companies throughout the world. As of December 31, 2015, our contract drilling services segment conducts contract drilling operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean, West Africa, the Middle East, Asia and Australia.

The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues			Identifiable Assets
	Year Ended December 31,			As of December 31,
	2015	2014	2013	2015	2014
United States	$1,941,485	$1,639,509	$1,338,634	$6,668,879	$6,739,636
Argentina	111,589	97,743	—	273,397	304,131
Australia	204,822	146,474	133,214	944,277	541,655
Benin	—	66,077	41,251	—	—
Brazil	78,683	447,266	527,706	697,638	799,599
Denmark	77,934	28,980	—	501,747	272,788
Gabon	90,082	72,562	6,314	684,243	—
Libya	136,406	—	—	—	—
Malaysia	149,597	11,126	—	890,991	1,144,498
New Zealand	—	56,911	11,995	—	—
Saudi Arabia	226,251	260,544	246,083	495,501	479,525
Singapore (1)	—	—	—	775,962	982,731
The Netherlands	67,765	82,026	—	—	249,074
Turkey	97,065	13,960	—	—	740,362
United Arab Emirates	67,117	108,044	71,896	352,546	331,812
United Kingdom	87,896	84,078	87,908	430,058	248,835
Other	15,560	117,204	73,142	176,745	452,176
Total	$3,352,252	$3,232,504	$2,538,143	$12,891,984	$13,286,822

(1)	Singapore consists primarily of asset values for newbuild rigs under construction in shipyards.

Note 20 - Supplemental Cash Flow Information (Noble-UK)

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2015	2014	2013
Accounts receivable	$70,165	$29,730	$(165,233)
Other current assets	61,514	(3,201)	(47,848)
Other assets	106,354	(96,941)	34,757
Accounts payable	(30,771)	63,546	50,731
Other current liabilities	(57,496)	(28,644)	61,644
Other liabilities	(26,219)	86,037	2,731
	$123,547	$50,527	$(63,218)

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Additional cash flow information is as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Interest, net of amounts capitalized	$190,917	$159,835	$81,897
Income taxes (net of refunds)	$89,292	$132,527	$219,088
Non-cash activities during the period:
Spin-off of Paragon Offshore	N/A	$1,409,400	N/A

Note 21 - Supplemental Cash Flow Information (Noble-Cayman)

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	December 31,
	2015	2014	2013
Accounts receivable	$70,165	$29,730	$(165,233)
Other current assets	23,047	(12,670)	(48,186)
Other assets	89,877	(96,925)	35,103
Accounts payable	(28,538)	60,488	49,980
Other current liabilities	(36,580)	(21,921)	62,516
Other liabilities	(25,562)	86,038	2,728
	$92,409	$44,740	$(63,092)

Additional cash flow information is as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Interest, net of amounts capitalized	$190,917	$159,835	$81,897
Income taxes (net of refunds)	$88,948	$130,356	$216,391
Non-cash activities during the period:
Spin-off of Paragon Offshore	N/A	$1,409,400	N/A

Note 22 - Information about Noble-Cayman

Guarantees of Registered Securities

In May 2014, as part of the separation of Paragon Offshore, NHC assumed all of the obligations of Noble Drilling Corporation (“NDC”) under the Senior Notes due 2019, and NDC was released from all obligations under the Senior Notes due 2019. As such, we removed NDC from the guarantor financial statements and NHC is no longer combined with Noble Drilling Holding, LLC (“NDH”), as they are now issuers and guarantors on separate debt instruments. We have recast prior periods presented to conform to the guarantor structure as it existed at December 31, 2015.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of December 31, 2015 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor(s)
$300 million 3.05% Senior Notes due 2016	NHIL	Noble-Cayman
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 4.00% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
NDH
Noble Drilling Services 6 LLC (“NDS6”)
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$450 million 5.95% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 6.95% Senior Notes due 2045	NHIL	Noble-Cayman

The following consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,627	$—	$2,101	$—	$—	$508,067	$—	$511,795
Accounts receivable	—	—	9,381	—	—	489,550	—	498,931
Taxes receivable	—	12,124	27	—	—	43,291	—	55,442
Short-term notes receivable from affiliates	—	—	119,476	—	—	171,925	(291,401)	—
Accounts receivable from affiliates	626,305	451,201	128,457	811,785	67,684	3,445,590	(5,531,022)	—
Prepaid expenses and other current assets	246	—	1,696	—	—	166,527	—	168,469
Total current assets	628,178	463,325	261,138	811,785	67,684	4,824,950	(5,822,423)	1,234,637
Property and equipment, at cost	—	—	1,877,520	—	—	12,177,038	—	14,054,558
Accumulated depreciation	—	—	(344,591)	—	—	(2,227,740)	—	(2,572,331)
Property and equipment, net	—	—	1,532,929	—	—	9,949,298	—	11,482,227
Notes receivable from affiliates	3,304,652	—	236,921	1,587,927	5,000	2,435,154	(7,569,654)	—
Investments in affiliates	5,159,064	2,174,480	3,001,327	9,752,912	7,438,397	—	(27,526,180)	—
Other assets	5,954	—	7,496	25,944	395	118,869	—	158,658
Total assets	$9,097,848	$2,637,805	$5,039,811	$12,178,568	$7,511,476	$17,328,271	$(40,918,257)	$12,875,522
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$—	$119,476	$(291,401)	$—
Current maturities of long-term debt	—	—	—	299,997	—	—	—	299,997
Accounts payable	—	—	10,676	—	—	210,401	—	221,077
Accrued payroll and related costs	—	—	6,584	—	—	74,780	—	81,364
Accounts payable to affiliates	868,046	60,100	2,440,965	96,543	6,426	2,058,942	(5,531,022)	—
Taxes payable	—	917	—	—	—	87,191	—	88,108
Interest payable	—	—	—	68,549	4,412	—	—	72,961
Other current liabilities	40	—	4,108	—	—	92,183	—	96,331
Total current liabilities	868,086	232,942	2,462,333	465,089	10,838	2,642,973	(5,822,423)	859,838
Long-term debt	—	—	—	3,987,209	201,695	—	—	4,188,904
Notes payable to affiliates	1,518,363	—	461,379	2,086,480	124,216	3,379,216	(7,569,654)	—
Deferred income taxes	—	—	1,529	—	—	91,268	—	92,797
Other liabilities	19,929	—	25,312	—	—	274,271	—	319,512
Total liabilities	2,406,378	232,942	2,950,553	6,538,778	336,749	6,387,728	(13,392,077)	5,461,051
Commitments and contingencies
Total shareholder equity	6,691,470	2,404,863	2,089,258	5,639,790	7,174,727	9,781,284	(27,089,922)	6,691,470
Noncontrolling interests	—	—	—	—	—	1,159,259	(436,258)	723,001
Total equity	6,691,470	2,404,863	2,089,258	5,639,790	7,174,727	10,940,543	(27,526,180)	7,414,471
Total liabilities and equity	$9,097,848	$2,637,805	$5,039,811	$12,178,568	$7,511,476	$17,328,271	$(40,918,257)	$12,875,522

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$5	$—	$254	$—	$—	$65,521	$—	$65,780
Accounts receivable	—	—	37,655	2,336	—	529,105	—	569,096
Taxes receivable	—	63,373	752	—	—	43,164	—	107,289
Short-term notes receivable from affiliates	123,449	—	1,077,965	—	333,966	171,925	(1,707,305)	—
Accounts receivable from affiliates	2,019,319	374,012	192,771	157,164	125,834	4,191,406	(7,060,506)	—
Prepaid expenses and other current assets	14,274	—	1,764	—	—	123,631	—	139,669
Total current assets	2,157,047	437,385	1,311,161	159,500	459,800	5,124,752	(8,767,811)	881,834
Property and equipment, at cost	—	—	2,040,168	—	—	12,364,203	—	14,404,371
Accumulated depreciation	—	—	(278,147)	—	—	(2,040,073)	—	(2,318,220)
Property and equipment, net	—	—	1,762,021	—	—	10,324,130	—	12,086,151
Notes receivable from affiliates	3,304,654	—	236,921	1,980,391	5,000	1,581,429	(7,108,395)	—
Investments in affiliates	4,567,335	1,318,239	2,921,452	8,266,444	6,290,918	—	(23,364,388)	—
Other assets	2,908	—	6,212	19,826	517	192,791	—	222,254
Total assets	$10,031,944	$1,755,624	$6,237,767	$10,426,161	$6,756,235	$17,223,102	$(39,240,594)	$13,190,239
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$371,720	$1,163,660	$(1,707,305)	$—
Accounts payable	600	—	10,130	—	—	250,282	—	261,012
Accrued payroll and related costs	—	—	7,738	—	—	83,749	—	91,487
Accounts payable to affiliates	606,224	63,602	3,513,705	61,982	16,869	2,798,124	(7,060,506)	—
Taxes payable	—	—	—	—	—	91,471	—	91,471
Interest payable	499	—	—	57,053	4,412	—	—	61,964
Other current liabilities	15,651	—	13,409	-	-	110,890	—	139,950
Total current liabilities	622,974	235,527	3,544,982	119,035	393,001	4,498,176	(8,767,811)	645,884
Long-term debt	1,123,495	—	—	3,543,830	201,695	—	—	4,869,020
Notes payable to affiliates	1,769,068	—	598,715	1,169,180	192,216	3,379,216	(7,108,395)	—
Deferred income taxes	—	—	—	—	—	120,589	—	120,589
Other liabilities	19,929	—	29,093	—	—	286,942	—	335,964
Total liabilities	3,535,466	235,527	4,172,790	4,832,045	786,912	8,284,923	(15,876,206)	5,971,457
Commitments and contingencies
Total shareholder equity	6,496,478	1,520,097	2,064,977	5,594,116	5,969,323	7,812,656	(22,961,169)	6,496,478
Noncontrolling interests	—	—	—	—	—	1,125,523	(403,219)	722,304
Total equity	6,496,478	1,520,097	2,064,977	5,594,116	5,969,323	8,938,179	(23,364,388)	7,218,782
Total liabilities and equity	$10,031,944	$1,755,624	$6,237,767	$10,426,161	$6,756,235	$17,223,102	$(39,240,594)	$13,190,239

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$354,657	$—	$—	$3,325,608	$(418,655)	$3,261,610
Reimbursables	—	—	18,529	—	—	72,113	—	90,642
Revenue from affiliates	—	—	—	—	—	200	—	200
Total operating revenues	—	—	373,186	—	—	3,397,921	(418,655)	3,352,452
Operating costs and expenses
Contract drilling services	3,611	19,160	395,365	84,005	—	1,142,891	(418,655)	1,226,377
Reimbursables	—	—	13,686	—	—	56,590	—	70,276
Depreciation and amortization	—	—	77,187	—	—	556,057	—	633,244
General and administrative	1,138	8,683	—	38,167	1	7,446	—	55,435
Loss on impairment	—	—	13	—	—	418,285	—	418,298
Total operating costs and expenses	4,749	27,843	486,251	122,172	1	2,181,269	(418,655)	2,403,630
Operating income (loss)	(4,749)	(27,843)	(113,065)	(122,172)	(1)	1,216,652	—	948,822
Other income (expense)
Income (loss) of unconsolidated affiliates	591,297	73,319	190,335	936,429	647,856	—	(2,439,236)	—
Interest expense, net of amounts capitalized	(75,925)	(4,932)	(12,110)	(224,894)	(25,578)	(68,670)	198,255	(213,854)
Interest income and other, net	24,188	4,852	52,026	71,617	5,165	75,071	(198,255)	34,664
Income before income taxes	534,811	45,396	117,186	660,980	627,442	1,223,053	(2,439,236)	769,632
Income tax provision	—	(77,929)	(4,466)	—	—	(80,225)	—	(162,620)
Net Income	534,811	(32,533)	112,720	660,980	627,442	1,142,828	(2,439,236)	607,012
Net income attributable to noncontrolling interests	—	—	—	—	—	(105,240)	33,039	(72,201)
Net income attributable to Noble Corporation	534,811	(32,533)	112,720	660,980	627,442	1,037,588	(2,406,197)	534,811
Other comprehensive income, net	6,243	—	—	—	—	6,243	(6,243)	6,243
Comprehensive income attributable to Noble Corporation	$541,054	$(32,533)	$112,720	$660,980	$627,442	$1,043,831	$(2,412,440)	$541,054

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$327,070	$—	$—	$3,067,195	$(246,406)	$3,147,859
Reimbursables	—	—	6,239	—	—	78,405	—	84,644
Other	—	—	—	—	—	1	—	1
Total operating revenues	—	—	333,309	—	—	3,145,601	(246,406)	3,232,504
Operating costs and expenses
Contract drilling services	30,885	39,039	120,971	115,909	—	1,447,073	(246,406)	1,507,471
Reimbursables	—	—	4,687	—	—	61,691	—	66,378
Depreciation and amortization	—	—	65,164	—	—	559,114	—	624,278
General and administrative	2,437	11,376	—	31,620	1	7,560	—	52,994
Loss on impairment	—	—	—	—	—	745,428	—	745,428
Total operating costs and expenses	33,322	50,415	190,822	147,529	1	2,820,866	(246,406)	2,996,549
Operating income (loss)	(33,322)	(50,415)	142,487	(147,529)	(1)	324,735	—	235,955
Other income (expense)
Income (loss) of unconsolidated affiliates—continuing operations	(2,885,628)	157,648	(80,080)	604,419	448,785	—	1,754,856	—
Income (loss) of unconsolidated affiliates—discontinued operations, net of tax	223,083	50,565	28,580	170,845	6,240	—	(479,313)	—
Total income (loss) of unconsolidated affiliates	(2,662,545)	208,213	(51,500)	775,264	455,025	—	1,275,543	—
Interest expense, net of amounts capitalized	(93,536)	(3,046)	(24,974)	(169,666)	(33,671)	(3,148,822)	3,318,536	(155,179)
Interest income and other, net	2,913,631	—	249,005	89,449	3,308	64,267	(3,318,536)	1,124
Income from continuing operations before income taxes	124,228	154,752	315,018	547,518	424,661	(2,759,820)	1,275,543	81,900
Income tax provision	—	(68,805)	(3,574)	—	(1,546)	(32,005)	—	(105,930)
Net income (loss) from continuing operations	124,228	85,947	311,444	547,518	423,115	(2,791,825)	1,275,543	(24,030)
Net income from discontinued operations, net of tax	—	(18,655)	6,634	—	—	235,104	—	223,083
Net Income	124,228	67,292	318,078	547,518	423,115	(2,556,721)	1,275,543	199,053
Net income attributable to noncontrolling interests	—	—	—	—	—	(98,603)	23,778	(74,825)
Net income attributable to Noble Corporation	124,228	67,292	318,078	547,518	423,115	(2,655,324)	1,299,321	124,228
Other comprehensive loss, net	(21,732)	—	—	—	—	(21,732)	21,732	(21,732)
Comprehensive income attributable to Noble Corporation	$102,496	$67,292	$318,078	$547,518	$423,115	$(2,677,056)	$1,321,053	$102,496

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

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(31,562)	$(53,686)	$15,207	$(267,735)	$(20,292)	$2,105,575	$—	$1,747,507
Cash flows from investing activities
Capital expenditures	—	—	(116,594)	—	—	(320,557)	—	(437,151)
Proceeds from disposal of assets	—	—	—	—	—	4,614	—	4,614
Notes receivable from affiliates	124,951	—	—	608,771	—	—	(733,722)	—
Net cash from investing activities	124,951	—	(116,594)	608,771	—	(315,943)	(733,722)	(432,537)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	—	—	—	—	—	—	(1,123,495)
Repayment of long-term debt	—	—	—	(350,000)	—	—	—	(350,000)
Issuance of senior notes	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,450)	—	—	(9,620)	—	—	—	(16,070)
Dividends paid to noncontrolling interests	—	—	—	—	—	(71,504)	—	(71,504)
Distributions to parent company, net	(400,614)	—	—	—	—	—	—	(400,614)
Advances (to) from affiliates	2,047,563	53,686	103,234	(1,074,144)	20,292	(1,150,631)	—	—
Notes payable to affiliates	(608,771)	—	—	—	—	(124,951)	733,722	—
Net cash from financing activities	(91,767)	53,686	103,234	(341,036)	20,292	(1,347,086)	733,722	(868,955)
Net change in cash and cash equivalents	1,622	—	1,847	—	—	442,546	—	446,015
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780
Cash and cash equivalents, end of period	$1,627	$—	$2,101	$—	$—	$508,067	$—	$511,795

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$2,825,524	$(151,987)	$366,583	$(232,605)	$(31,788)	$(903,811)	$—	$1,871,916
Cash flows from investing activities
Capital expenditures	—	—	(1,404,560)	—	—	(704,574)	—	(2,109,134)
Notes receivable from affiliates	50	—	—	273,744	—	—	(273,794)	—
Net cash from investing activities	50	—	(1,404,560)	273,744	—	(704,574)	(273,794)	(2,109,134)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(437,647)	—	—	—	—	—	—	(437,647)
Repayment of long-term debt	—	—	—	(250,000)	—	—	—	(250,000)
Long-term borrowings of Paragon Offshore	—	—	—	—	—	1,710,550	—	1,710,550
Financing costs on long-term borrowings of Paragon Offshore	—	—	—	—	—	(14,676)		(14,676)
Cash balances of Paragon Offshore in Spin-Off	—	—	—	—	—	(104,152)	—	(104,152)
Dividends paid to noncontrolling interests	—	—	—	—	—	(79,966)	—	(79,966)
Debt issuance costs on senior notes and credit facilities	(398)	—	—	—	—	—	—	(398)
Distributions to parent company, net	(631,095)	—	—	—	—	—	—	(631,095)
Advances (to) from affiliates	(1,482,686)	151,987	1,037,829	208,857	31,788	52,225	—	—
Notes payable to affiliates	(273,744)	—	—	—	—	(50)	273,794	—
Net cash from financing activities	(2,825,570)	151,987	1,037,829	(41,143)	31,788	1,563,931	273,794	192,616
Net change in cash and cash equivalents	4	—	(148)	(4)	—	(44,454)	—	(44,602)
Cash and cash equivalents, beginning of period	1	—	402	4	—	109,975	—	110,382
Cash and cash equivalents, end of period	$5	$—	$254	$—	$—	$65,521	$—	$65,780

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(117,993)	$(133,595)	$424,147	$(128,315)	$1,523,225	$201,161	$—	$1,768,630
Cash flows from investing activities
Capital expenditures	—	—	(1,594,449)	—	—	(949,755)	—	(2,544,204)
Notes receivable from affiliates	—	—	—	—	—	294,798	(294,798)	—
Proceeds from disposal of assets	—	—	—	—	—	61,000	—	61,000
Net cash from investing activities	—	—	(1,594,449)	—	—	(593,957)	(294,798)	(2,483,204)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	1,221,333	—	—	—	—	—	—	1,221,333
Repayment of long-term debt	(300,000)	—	—	—	—	—	—	(300,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	(105,388)	—	(105,388)
Debt issuance costs on senior notes and credit facilities	(2,484)	—	—	—	—	—	—	(2,484)
Distributions to parent company, net	(265,880)	—	—	—	—	—	—	(265,880)
Advances (to) from affiliates	(241,180)	133,595	1,169,800	128,317	(1,523,225)	332,693	—	—
Notes payable to affiliates	(294,798)	—	—	—	—	—	294,798	—
Net cash from financing activities	116,991	133,595	1,169,800	128,317	(1,523,225)	227,305	294,798	547,581
Net change in cash and cash equivalents	(1,002)	—	(502)	2	—	(165,491)	—	(166,993)
Cash and cash equivalents, beginning of period	1,003	—	904	2	—	275,466	—	277,375
Cash and cash equivalents, end of period	$1	$—	$402	$4	$—	$109,975	$—	$110,382

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 23 - Unaudited Interim Financial Data

Unaudited interim consolidated financial information from continuing operations for Noble-UK for the years ended December 31, 2015 and 2014 is as follows:

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2015
Operating revenues	$804,342	$793,555	$896,671	$857,684
Operating income (loss)	284,359	275,149	409,973	(49,480)
Net income (loss) from continuing operations attributable to Noble-UK	178,403	159,031	325,807	(152,241)
Net income (loss) per share from continuing operations attributable to Noble-UK (1)
Basic	0.72	0.64	1.32	(0.63)
Diluted	0.72	0.64	1.32	(0.63)

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2014
Operating revenues	$795,187	$803,781	$828,796	$804,740
Operating income (loss)	248,968	235,205	243,633	(541,864)
Net income (loss) from continuing operations attributable to Noble-UK	154,814	140,325	147,389	(594,539)
Net income (loss) per share from continuing operations attributable to Noble-UK (1)
Basic	0.60	0.54	0.57	(2.38)
Diluted	0.60	0.54	0.57	(2.38)

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not equal the total computed for the year.

Note 24 - Subsequent Event

On February 12, 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The Company expects the tax liability payments related to the settlement to be spread over a number of years.  Our agreement in principle with Paragon Offshore is subject to approval of the bankruptcy court following Paragon Offshore’s filing of a pre-negotiated bankruptcy plan.  Once the settlement with Paragon Offshore is approved by the bankruptcy court, the Company would take a charge related to the agreement.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and James A. MacLennan, Senior Vice President, Chief Financial Officer and Treasurer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. MacLennan have concluded that Noble-UK’s disclosure controls and procedures were effective as of December 31, 2015. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2015. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Noble-UK and Noble-Cayman, both Noble-UK and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2015.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2015 as stated in their report, which is provided in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The sections entitled “Election of Directors,” “Additional Information Regarding the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” appearing in the proxy statement for the 2016 annual general meeting of shareholders (the “2016 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.

Executive Officers of the Registrant

The following table sets forth certain information as of February 25, 2016 with respect to our executive officers:

Name	Age	Position
David W. Williams	58	Chairman, President and Chief Executive Officer
Julie J. Robertson	60	Executive Vice President and Corporate Secretary
James A. MacLennan	56	Senior Vice President, Chief Financial Officer and Treasurer
William E. Turcotte	52	Senior Vice President and General Counsel
Simon W. Johnson	45	Senior Vice President – Marketing and Contracts
Scott W. Marks	56	Senior Vice President – Engineering
Bernie G. Wolford	56	Senior Vice President – Operations
Dennis J. Lubojacky	63	Vice President and Controller

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

James A. MacLennan was named Senior Vice President and Chief Financial Officer effective January 9, 2012. Mr. MacLennan was also named Treasurer in January 2016. Prior to joining Noble, Mr. MacLennan served as Chief Financial Officer and Corporate Secretary of Ennis Traffic Safety Solutions, a leading producer of pavement marking materials, from January 2011 to December 2011. From June 2010 to January 2011, Mr. MacLennan did not hold a principal employment. Mr. MacLennan served as Executive Vice President and Chief Financial Officer of Lodgian, Inc., a publicly-traded independent owner and operator of hotels in the United States from March 2006 until Lodgian was acquired by and merged into Lone Star Funds in May 2010. Prior to joining Lodgian, Mr. MacLennan was Chief Financial Officer and Treasurer of Theragenics Corporation, a New York Stock Exchange-listed company that manufactures medical devices. Previously, Mr. MacLennan was Executive Vice President and Chief Financial Officer of Lanier Worldwide, Inc., a publicly-traded technical products company. Mr. MacLennan spent much of his early career in financial positions of increasing responsibility in the oil and gas industry, most notably with Exxon Corporation and later with Noble Corporation. Mr. MacLennan is a Chartered Accountant.

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

Simon W. Johnson was named Senior Vice President - Marketing and Contracts effective March 2014. Mr. Johnson joined Noble Corporation in 2010 and most recently served as Vice President - Marketing (Europe, Africa and Middle East). Prior to joining Noble, Mr. Johnson served as a Commercial Director at Seadrill Limited, an offshore driller. Mr. Johnson has held numerous international marketing roles in the offshore drilling industry during the past 17 years. His early career was spent in offshore and shorebase operations roles.

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

The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2016 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2016 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The sections entitled “Additional Information Regarding the Board of Directors—Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2016 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services.

The section entitled “Auditors” appearing in the 2016 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 51 and is incorporated herein by reference.
(2)	Financial Statement Schedules:

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Corporation plc, a company registered under the laws of England and Wales

Date: February 25, 2016	By:	/s/ DAVID W. WILLIAMS
David W. Williams Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS	Chairman, President and	February 25, 2016
David W. Williams	Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES A. MACLENNAN	Senior Vice President,	February 25, 2016
James A. MacLennan	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ DENNIS J. LUBOJACKY	Vice President and Controller	February 25, 2016
Dennis J. Lubojacky	(Principal Accounting Officer)

/s/ ASHLEY ALMANZA	Director	February 25, 2016
Ashley Almanza

/s/ MICHAEL A. CAWLEY	Director	February 25, 2016
Michael A. Cawley

/s/ JULIE H. EDWARDS	Director	February 25, 2016
Julie H. Edwards

/s/ GORDON T. HALL	Director	February 25, 2016
Gordon T. Hall

/s/ SCOTT D. JOSEY	Director	February 25, 2016
Scott D. Josey

/s/ JON A. MARSHALL	Director	February 25, 2016
Jon A. Marshall

/s/ MARY P. RICCIARDELLO	Director	February 25, 2016
Mary P. Ricciardello

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Noble Corporation, a Cayman Islands company

Date: February 25, 2016	By:	/s/ DAVID W. WILLIAMS
David W. Williams President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ DAVID W. WILLIAMS	President, Chief Executive Officer and	February 25, 2016
David W. Williams	Director (Principal Executive Officer)

/s/ DENNIS J. LUBOJACKY	Vice President, Chief Financial	February 25, 2016
Dennis J. Lubojacky	Officer and Director
(Principal Financial and Accounting Officer)

/s/ DAVID M.J. DUJACQUIER	Director	February 25, 2016
David M.J. Dujacquier

/s/ ALAN R. HAY	Director	February 25, 2016
Alan R. Hay

/s/ ANDREW J. STRONG	Director	February 25, 2016
Andrew J. Strong

INDEX TO EXHIBITS

Exhibit Number	Exhibit

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

4.1

Indenture dated as of March 1, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, N.A. (formerly Chase Bank of Texas, N.A.), as Trustee (filed as Exhibit 4.1 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.2

Supplemental Indenture dated as of March 16, 1999, between Noble Drilling Corporation and JP Morgan Chase Bank, N.A. (formerly Chase Bank of Texas, N.A.), as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3

Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, Noble Holding (U.S.) Corporation and Noble Corporation, and JP Morgan Chase Bank, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

4.4

Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, Noble Drilling Holding LLC, Noble Holding (U.S.) Corporation and Noble Corporation and JP Morgan Chase Bank, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to Noble-Cayman’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

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

4.7

Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, and JPMorgan Chase Bank, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

4.8

First Supplemental Indenture, dated as of May 26, 2006, between Noble Corporation, as Issuer, Noble Drilling Corporation, as Guarantor, and JP Morgan Chase Bank, N.A., as Trustee, relating to 5.875% Senior Notes due 2013 of Noble Corporation (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit

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

4.10

Revolving Credit Agreement dated as of February 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on February 17, 2011 and incorporated herein by reference).

4.11

First Amendment to Revolving Credit Agreement dated as of March 11, 2011 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.2 to Noble-Swiss’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

4.12

Second Amendment to Revolving Credit Agreement dated as of January 11, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; Barclays Capital, a division of Barclays Bank PLC and HSBC Securities (USA) Inc., as Co-Syndication Agents; and Wells Fargo Securities, LLC, Barclays Capital, a division of Barclays Bank PLC, and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.12 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

4.13

Third Amendment to Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

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

Exhibit Number	Exhibit

4.19

Revolving Credit Agreement dated as of June 8, 2012 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; Wells Fargo Bank, N.A., as Administrative Agent, Swingline Lender and an Issuing Bank; SunTrust Bank, as Syndication Agent; Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents; and Wells Fargo Securities, LLC, SunTrust Robinson Humphrey, Inc., Barclays Bank PLC, HSBC Securities (USA) Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Lead Bookrunners (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.20

First Amendment to Revolving Credit Agreement dated as of December 6, 2013, by and among Noble-Cayman, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto, and consented and agreed to by Noble Drilling Corporation and Noble Holding International Limited, as guarantors (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on December 12, 2013 and incorporated herein by reference).

4.21

Guaranty Agreement dated as of June 8, 2012, between Noble Drilling Corporation, a Delaware corporation, and Wells Fargo Bank, N.A. (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.22

Guaranty Agreement dated as of June 8, 2012, between Noble Holding International Limited, a Cayman Islands company, and Wells Fargo Bank, N.A. (filed as Exhibit 4.3 to Noble-Swiss’ Current Report on Form 8-K filed on June 11, 2012 and incorporated herein by reference).

4.23

364-Day Revolving Credit Agreement dated as of August 22, 2013 among Noble Corporation, a Cayman Islands company; the Lenders from time to time parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent and Swingline Lender; Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities, Inc. and Wells Fargo Bank, N.A., as Co-Syndication Agents; and BNP Paribas, Credit Agricole Corporate & Investment Bank, Credit Suisse AG, Cayman Islands Branch, Goldman Sachs Bank USA, HSBC Bank USA, N.A., SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Co-Documentation agents (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on August 22, 2013 and incorporated herein by reference).

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

4.28

Revolving Credit Agreement dated as of January 26, 2015, among Noble-Cayman and Noble International Finance Company, a Cayman Islands company, as borrowers; JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender; Wells Fargo Bank, N.A., as a swingline lender; the lenders party thereto; Barclays Bank PLC, Citibank, N.A., DNB Bank ASA New York Branch, HSBC Bank USA, N.A., SunTrust Bank and Wells Fargo, as co-syndication agents; BNP Paribas, Credit Suisse AG, Cayman Islands Branch and Mizuho Bank, Ltd, as co-documentation agents; and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., DNB Markets, Inc., HSBC Securities (USA) Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint lead bookrunners (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

Exhibit Number	Exhibit

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

4.30

Indenture, dated as of March 16, 2015, between Noble Holding International Limited, as Issuer, and Wells Fargo, N.A., as Trustee (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

4.31

First Supplemental Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, Noble Corporation, as Guarantor, and Wells Fargo, N.A., as Trustee, relating to 4.00% Senior Notes due 2018 of Noble Holding International Limited, 5.95% Senior Notes due 2025 of Noble Holding International Limited and 6.95% Senior Notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

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

10.5*

Amended and Restated Noble Corporation Equity Compensation Plan for Non-Employee Directors, effective March 27, 2009 (filed as Exhibit 10.5 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

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

10.12*

Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

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

10.21*

Third Amendment to Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective March 27, 2009 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.22*

Fourth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective February 1, 2013 (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on February 5, 2013 and incorporated herein by reference).

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

Exhibit Number	Exhibit

10.30*

Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective January 1, 2009 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.31*

Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective May 1, 2010 (filed as Exhibit 10.23 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.32*

Amendment No. 2 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective November 1, 2013 (filed as Exhibit 10.32 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

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

10.43*	Noble Corporation 2015 Omnibus Incentive Plan, effective May 1, 2015 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on April 29, 2015 and incorporated herein by reference).

10.44*	Form of Noble Corporation Time-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan.

10.45*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan.

10.46*	Noble Corporation 2012 Short Term Incentive Plan (filed as Exhibit 10.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit

10.47*	Noble Corporation 2013 Short Term Incentive Plan (filed as Exhibit 10.41 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.48*

Noble Corporation 2013 Short Term Incentive Plan, effective as of November 20, 2013 (filed as Exhibit 10.8 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.49*	Noble Corporation 2014 Short Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.50*	Noble Corporation 2015 Short Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.51*	Noble Corporation 2016 Short Term Incentive Plan.

10.52*

Form of Restated Employment Agreement and Guaranty Agreement (2009 Form) (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.53*

Form of Restated Employment Agreement and Guaranty Agreement (2011 Form) (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.54*

Form of Restated Employment Agreement and Guaranty Agreement (2012 Form) (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.55*

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

10.56*

Form of Issuing and Paying Agent Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, and the Issuing and Paying Agent (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on September 19, 2012 and incorporated herein by reference).

10.57*	Form of Indemnity Agreement (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.58

Tax Sharing Agreement, dated as of July 31, 2014, between Noble-UK and Paragon Offshore plc. (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.59

Employee Matters Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.60

Transition Services Agreement, dated as of July 31, 2014, between Noble-Cayman and Paragon Offshore plc. (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.61

Transition Services Agreement (Brazil), dated as of July 31, 2014, among Paragon Offshore do Brasil Limitada, Paragon Offshore (Nederland) B.V., Paragon Offshore plc, Noble-Cayman, Noble Dave Beard Limited and Noble Drilling (Nederland) II B.V. (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on August 5, 2014 and incorporated herein by reference).

10.62

Term Sheet for Proposed Settlement Agreement, dated as of February 11, 2016 (filed as Exhibit 99.1 to Noble-UK’s Current Report on Form 8-K filed on February 12, 2016 and incorporated herein by reference).

10.63	Side Letter to Tax Sharing Agreement, dated as of February 11, 2016 (filed as Exhibit 99.2 to Noble-UK’s Current Report on Form 8-K filed on February 12, 2016 and incorporated herein by reference).

21.1	Subsidiaries of Noble-UK and Noble-Cayman.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of James A. MacLennan pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Dennis J. Lubojacky pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of James A. MacLennan pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files

*	Management contract or compensatory plan or arrangement.
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.