Form 10-Q
period 2016-03-31
Noble Corp plc; NOBLE CORP
filed 2016-05-05
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Number of shares outstanding and trading at April 22, 2016: Noble Corporation plc —243,213,745

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$236,198	$512,245
Accounts receivable	506,017	498,931
Taxes receivable	55,326	55,525
Prepaid expenses and other current assets	154,478	173,917
Total current assets	952,019	1,240,618
Property and equipment, at cost	14,100,263	14,056,323
Accumulated depreciation	(2,712,587)	(2,572,700)
Property and equipment, net	11,387,676	11,483,623
Other assets	115,217	141,404
Total assets	$12,454,912	$12,865,645
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,523	$299,924
Accounts payable	142,955	223,221
Accrued payroll and related costs	53,278	81,464
Taxes payable	92,694	87,940
Interest payable	42,033	72,961
Other current liabilities	98,469	98,074
Total current liabilities	728,952	863,584
Long-term debt	3,864,060	4,162,638
Deferred income taxes	70,750	92,797
Other liabilities	299,737	324,396
Total liabilities	4,963,499	5,443,415
Commitments and contingencies
Shareholders' equity
Shares; 243,212 and 241,977 shares outstanding	2,432	2,420
Additional paid-in capital	630,371	628,483
Retained earnings	6,199,112	6,131,501
Accumulated other comprehensive loss	(60,638)	(63,175)
Total shareholders' equity	6,771,277	6,699,229
Noncontrolling interests	720,136	723,001
Total equity	7,491,413	7,422,230
Total liabilities and equity	$12,454,912	$12,865,645

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues
Contract drilling services	$591,367	$779,361
Reimbursables	20,606	24,981
	611,973	804,342
Operating costs and expenses
Contract drilling services	251,248	321,750
Reimbursables	16,006	20,157
Depreciation and amortization	149,719	154,138
General and administrative	19,540	23,938
	436,513	519,983
Operating income	175,460	284,359
Other income (expense)
Interest expense, net of amount capitalized	(57,100)	(49,044)
Interest income and other, net	(730)	6,582
Income before income taxes	117,630	241,897
Income tax benefit (provision)	6,503	(43,447)
Net income	124,133	198,450
Net income attributable to noncontrolling interests	(18,648)	(20,047)
Net income attributable to Noble Corporation plc	$105,485	$178,403
Per share data:

Basic:	$0.42	$0.72
Diluted:	$0.42	$0.72

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$124,133	$198,450
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	768	(3,299)
Foreign currency forward contracts	986	(3,145)
Amortization of deferred pension plan amounts (net of tax provision of $409 and $566 for the three months ended March 31, 2016 and 2015)	783	1,081
Other comprehensive income (loss), net	2,537	(5,363)
Net comprehensive income attributable to noncontrolling interests	(18,648)	(20,047)
Comprehensive income attributable to Noble Corporation plc	$108,022	$173,040

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$124,133	$198,450
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	149,719	154,138
Deferred income taxes	(22,513)	(10,164)
Amortization of share-based compensation	10,958	11,400
Net change in other assets and liabilities	(87,496)	14,758
Net cash from operating activities	174,801	368,582
Cash flows from investing activities
Capital expenditures	(51,357)	(89,307)
Change in accrued capital expenditures	(37,967)	(29,010)
Proceeds from disposal of assets	3,031	—
Net cash from investing activities	(86,293)	(118,317)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,099,497)
Repayment of long-term debt	(300,000)	—
Issuance of senior notes	—	1,092,728
Debt issuance costs on senior notes and credit facilities	—	(14,775)
Dividends paid to noncontrolling interests	(21,513)	(19,369)
Repurchases of shares	—	(100,630)
Dividend payments	(37,546)	(92,855)
Employee stock transactions	(5,496)	(2,174)
Net cash from financing activities	(364,555)	(236,572)
Net change in cash and cash equivalents	(276,047)	13,693
Cash and cash equivalents, beginning of period	512,245	68,510
Cash and cash equivalents, end of period	$236,198	$82,203

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Loss	Interests	Equity
Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$(69,418)	$722,304	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	11,400	—	—	—	11,400
Issuance of share-based compensation shares	670	7	(4,095)	—	—	—	(4,088)
Tax benefit of equity transactions	—	—	(2,181)	—	—	—	(2,181)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	178,403	—	20,047	198,450
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,369)	(19,369)
Dividends	—	—	—	(92,855)	—	—	(92,855)
Other comprehensive loss, net	—	—	—	—	(5,363)	—	(5,363)
Balance at March 31, 2015	241,962	$2,420	$600,194	$6,021,583	$(74,781)	$722,982	$7,272,398
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	10,958	—	—	—	10,958
Issuance of share-based compensation shares	1,235	12	(3,562)	—	—	—	(3,550)
Tax benefit of equity transactions	—	—	(5,508)	—	—	—	(5,508)
Net income	—	—	—	105,485	—	18,648	124,133
Dividends paid to noncontrolling interests	—	—	—	—	—	(21,513)	(21,513)
Dividends	—	—	—	(37,874)	—	—	(37,874)
Other comprehensive income, net	—	—	—	—	2,537	—	2,537
Balance at March 31, 2016	243,212	$2,432	$630,371	$6,199,112	$(60,638)	$720,136	$7,491,413

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$235,423	$511,795
Accounts receivable	506,017	498,931
Taxes receivable	55,317	55,442
Prepaid expenses and other current assets	150,967	168,469
Total current assets	947,724	1,234,637
Property and equipment, at cost	14,098,497	14,054,558
Accumulated depreciation	(2,712,173)	(2,572,331)
Property and equipment, net	11,386,324	11,482,227
Other assets	106,134	132,319
Total assets	$12,440,182	$12,849,183
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,523	$299,924
Accounts payable	141,117	221,077
Accrued payroll and related costs	52,954	81,364
Taxes payable	92,845	88,108
Interest payable	42,033	72,961
Other current liabilities	98,081	96,331
Total current liabilities	726,553	859,765
Long-term debt	3,864,060	4,162,638
Deferred income taxes	70,750	92,797
Other liabilities	294,852	319,512
Total liabilities	4,956,215	5,434,712
Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	570,428	561,309
Retained earnings	6,227,916	6,167,211
Accumulated other comprehensive loss	(60,638)	(63,175)
Total shareholder equity	6,763,831	6,691,470
Noncontrolling interests	720,136	723,001
Total equity	7,483,967	7,414,471
Total liabilities and equity	$12,440,182	$12,849,183

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating revenues
Contract drilling services	$591,367	$779,361
Reimbursables	20,606	24,981
Other	600	—
	612,573	804,342
Operating costs and expenses
Contract drilling services	249,290	319,479
Reimbursables	16,006	20,157
Depreciation and amortization	149,673	153,866
General and administrative	10,605	12,208
	425,574	505,710
Operating income	186,999	298,632
Other income (expense)
Interest expense, net of amount capitalized	(57,100)	(49,044)
Interest income and other, net	(733)	6,448
Income before income taxes	129,166	256,036
Income tax benefit (provision)	6,503	(43,558)
Net income	135,669	212,478
Net income attributable to noncontrolling interests	(18,648)	(20,047)
Net income attributable to Noble Corporation	$117,021	$192,431

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$135,669	$212,478
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	768	(3,299)
Foreign currency forward contracts	986	(3,145)
Amortization of deferred pension plan amounts (net of tax provision of $409 and $566 for the three months ended March 31, 2016 and 2015, respectively	783	1,081
Other comprehensive income (loss), net	2,537	(5,363)
Net comprehensive income attributable to noncontrolling interests	(18,648)	(20,047)
Comprehensive income attributable to Noble Corporation	$119,558	$187,068

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$135,669	$212,478
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	149,673	153,866
Deferred income taxes	(22,513)	(10,164)
Capital contribution by parent - share-based compensation	9,119	7,348
Net change in other assets and liabilities	(84,198)	(4,505)
Net cash from operating activities	187,750	359,023
Cash flows from investing activities
Capital expenditures	(51,357)	(89,307)
Change in accrued capital expenditures	(37,967)	(29,010)
Proceeds from disposal of assets	3,031	—
Net cash from investing activities	(86,293)	(118,317)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,099,497)
Repayment of long-term debt	(300,000)	—
Issuance of senior notes	—	1,092,728
Debt issuance costs on senior notes and credit facilities	—	(14,775)
Dividends paid to noncontrolling interests	(21,513)	(19,369)
Distributions to parent company, net	(56,316)	(186,597)
Net cash from financing activities	(377,829)	(227,510)
Net change in cash and cash equivalents	(276,372)	13,196
Cash and cash equivalents, beginning of period	511,795	65,780
Cash and cash equivalents, end of period	$235,423	$78,976

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$(69,418)	$722,304	$7,218,782
Distributions to parent company, net	—	—	—	(186,597)	—	—	(186,597)
Capital contribution by parent - share- based compensation	—	—	7,348	—	—	—	7,348
Net income	—	—	—	192,431	—	20,047	212,478
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,369)	(19,369)
Other comprehensive loss, net	—	—	—	—	(5,363)	—	(5,363)
Balance at March 31, 2015	261,246	$26,125	$538,005	$6,014,948	$(74,781)	$722,982	$7,227,279
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(56,316)	—	—	(56,316)
Capital contribution by parent - share- based compensation	—	—	9,119	—	—	—	9,119
Net income	—	—	—	117,021	—	18,648	135,669
Dividends paid to noncontrolling interests	—	—	—	—	—	(21,513)	(21,513)
Other comprehensive income, net	—	—	—	—	2,537	—	2,537
Balance at March 31, 2016	261,246	$26,125	$570,428	$6,227,916	$(60,638)	$720,136	$7,483,967

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry.  We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet consisted of 14 jackups, eight drillships and eight semisubmersibles, including one high-specification, harsh environment jackup under construction.

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry.  The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of March 31, 2016, our contract drilling services segment conducted operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

The accompanying unaudited consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2015 Consolidated Balance Sheets presented herein are derived from the December 31, 2015 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standards Update (“ASU”) No. 2015-03, unamortized debt issuance costs related to our senior notes of approximately $26 million as of December 31, 2015, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.

Note 2 — Spin-off of Paragon Offshore plc (“Paragon Offshore”)

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.

In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The final agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore’s bankruptcy plan by a bankruptcy court. A hearing to confirm the plan is set for late June 2016 (see Note 13 for additional information).

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

Note 3 — Consolidated Joint Ventures

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

During the three months ended March 31, 2016 and 2015, the Bully joint ventures approved and paid dividends totaling $43 million and $39 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.

The combined carrying amount of the Bully-class drillships at both March 31, 2016 and December 31, 2015 totaled $1.4 billion.  These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $41 million at March 31, 2016 as compared to approximately $50 million at December 31, 2015.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4 — Share Data

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended
	March 31,
	2016	2015
Numerator:
Basic
Net income attributable to Noble-UK	$105,485	$178,403
Earnings allocated to unvested share-based payment awards	(3,822)	(3,931)
Net income to common shareholders - basic	$101,663	$174,472
Diluted
Net income attributable to Noble-UK	$105,485	$178,403
Earnings allocated to unvested share-based payment awards	(3,822)	(3,931)
Net income to common shareholders - diluted	$101,663	$174,472
Denominator:
Weighted average shares outstanding - basic	242,826	242,685
Incremental shares issuable from assumed exercise of stock options	—	—
Weighted average shares outstanding - diluted	242,826	242,685
Weighted average unvested share-based payment awards	9,129	5,468
Earnings per share
Basic	$0.42	$0.72
Diluted	$0.42	$0.72
Dividends per share	$0.150	$0.375

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2016 and 2015, approximately 1.6 million and 2.0 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive.

Share capital

As of March 31, 2016, Noble-UK had approximately 243.2 million shares outstanding and trading as compared to approximately 242.0 million shares outstanding and trading at December 31, 2015. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

Our most recent quarterly dividend payment to shareholders, totaling approximately $38 million (or $0.15 per share), was declared on January 29, 2016 and paid on February 16, 2016 to holders of record on February 8, 2016.

On April 22, 2016, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.02 per share. The payment is expected to total approximately $5 million, based on the number of shares currently outstanding.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million. During the three months ended March 31, 2016, we did not repurchase any of our shares.

Note 5 — Receivables from Customers

At March 31, 2016, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts.  While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 6 — Property and Equipment

Property and equipment, at cost, as of March 31, 2016 and December 31, 2015 for Noble-UK consisted of the following:

	March 31,	December 31,
	2016	2015
Drilling equipment and facilities	$13,443,211	$13,074,804
Construction in progress	443,843	761,347
Other	213,209	220,172
Property and equipment, at cost	$14,100,263	$14,056,323

Capital expenditures, including capitalized interest, totaled $51 million and $89 million for the three months ended March 31, 2016 and 2015, respectively. Capitalized interest was $4 million and $5 million for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, we completed the sale of the previously retired drillship, the Noble Discoverer. In connection with the sale of this rig, we received proceeds of approximately $3 million.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7 — Debt

Our total debt consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Current
Current maturities of long-term debt	$299,965	$299,997
Less: Unamortized debt issuance costs	(442)	(73)
Current maturities of long-term debt, net of debt issuance costs	$299,523	$299,924

Long-term
3.05% Senior Notes due March 2016	$—	$299,997
2.50% Senior Notes due March 2017	299,965	299,956
5.00% Senior Notes due March 2018	249,645	249,602
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	499,322	499,287
4.625% Senior Notes due March 2021	399,694	399,680
3.95% Senior Notes due March 2022	399,377	399,354
6.95% Senior Notes due April 2025	448,838	448,814
6.20% Senior Notes due August 2040	399,897	399,896
6.05% Senior Notes due March 2041	397,728	397,719
5.25% Senior Notes due March 2042	498,346	498,338
7.95% Senior Notes due April 2045	394,577	394,563
Total senior unsecured notes	4,189,084	4,488,901
Credit facility & commercial paper program	—	—
Total debt	4,189,084	4,488,901
Less: Unamortized debt issuance costs	(25,059)	(26,266)
Less: Current maturities of long-term debt	(299,965)	(299,997)
Long-term debt, net of debt issuance costs	$3,864,060	$4,162,638

In accordance with our adoption of ASU No. 2015-03, unamortized debt issuance costs related to our senior notes are shown as a direct reduction of the carrying amount of the related debt. The debt issuance costs previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.

Credit Facility and Commercial Paper Program

We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At March 31, 2016, we had no letters of credit issued under the facility.

We also have a commercial paper program that allows us to issue up to $2.4 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our credit facility and, therefore, are classified as long-term on our Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under our credit facility. Access to our commercial paper program is dependent upon our credit ratings. As our credit ratings are below investment grade, we are currently prohibited from accessing the commercial paper market.

As of March 31, 2016, we had no amounts drawn on our credit facility.

Our credit facility and certain of our senior notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Senior Unsecured Notes

In March 2015, our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”), issued $1.1 billion aggregate principal amount of senior notes in three separate tranches, comprised of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025, and $400 million of 6.95% Senior Notes due 2045. The interest rates for these Senior Notes are subject to adjustment from time to time upon a change to our debt rating, pursuant to the terms of these Senior Notes. In February 2016, as a result of a reduction in our debt rating below investment grade, the interest rates on these Senior Notes were increased to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 100 basis points).

In March 2016, we repaid our $300 million 3.05% Senior Notes using cash on hand.

In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding.  On April 1, 2016, we purchased $36 million of these Senior Notes using cash on hand.

Our $300 million 2.50% Senior Notes mature during the first quarter of 2017. We anticipate using cash on hand to repay the outstanding balances.

Covenants

The credit facility is guaranteed by NHIL and Noble Holding Corporation (“NHC”). The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At March 31, 2016, our ratio of debt to total tangible capitalization was approximately 0.36. We were in compliance with all covenants under the credit facility as of March 31, 2016.

In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At March 31, 2016, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2016.

Fair Value of Debt

Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in Note 11.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
3.05% Senior Notes due March 2016	$—	$—	$299,997	$299,340
2.50% Senior Notes due March 2017	299,965	283,313	299,956	284,334
5.00% Senior Notes due March 2018	249,645	232,369	249,602	227,285
7.50% Senior Notes due March 2019	201,695	172,323	201,695	194,273
4.90% Senior Notes due August 2020	499,322	369,375	499,287	378,761
4.625% Senior Notes due March 2021	399,694	276,500	399,680	289,450
3.95% Senior Notes due March 2022	399,377	242,500	399,354	265,643
6.95% Senior Notes due April 2025	448,838	288,984	448,814	308,870
6.20% Senior Notes due August 2040	399,897	195,500	399,896	237,005
6.05% Senior Notes due March 2041	397,728	195,000	397,719	239,464
5.25% Senior Notes due March 2042	498,346	235,625	498,338	279,919
7.95% Senior Notes due April 2045	394,577	220,500	394,563	255,887
Total senior unsecured notes	4,189,084	2,711,989	4,488,901	3,260,231
Credit facility & commercial paper program	—	—	—	—
Total debt	$4,189,084	$2,711,989	$4,488,901	$3,260,231

Note 8 — Income Taxes

Our income tax benefit (provision) decreased $50 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, which is primarily the result of the recognition of a favorable discrete item in the current quarter of $27 million coupled with a decrease in pre-tax earnings.

At March 31, 2016, the reserves for uncertain tax positions totaled $144 million (net of related tax benefits of $1 million). If the March 31, 2016 reserves are not realized, the provision for income taxes would be reduced by $144 million. At December 31, 2015, the reserves for uncertain tax positions totaled $166 million (net of related tax benefits of $14 million).

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

Note 9 — Employee Benefit Plans

Pension costs include the following components for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$775	$1,662	$874	$2,149
Interest cost	634	2,389	642	2,300
Return on plan assets	(895)	(3,097)	(926)	(3,286)
Amortization of prior service cost	26	29	27	36
Recognized net actuarial loss	37	1,100	45	1,539
Net pension expense	$577	$2,083	$662	$2,738

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the three months ended March 31, 2016 and 2015, we made contributions to our pension plans totaling approximately $0.1 million and $0.2 million, respectively.

Note 10 — Derivative Instruments and Hedging Activities

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

Cash Flow Hedges

Several of our regional shorebases, including our North Sea and Australian operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2016 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $36 million at March 31, 2016. Total unrealized gains related to these forward contracts were approximately $1 million as of March 31, 2016 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

Financial Statement Presentation

The following table, together with Note 11, summarizes the financial statement presentation and fair value of our derivative positions as of March 31, 2016 and December 31, 2015:

		Estimated fair value
	Balance sheet classification	March 31, 2016	December 31, 2015
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Prepaid expenses and other current assets	$1,112	$—
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$126	$—

To supplement the fair value disclosures in Note 11, the following summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or through “contract drilling services” expense for the three months ended March 31, 2016 and 2015:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" expense
	2016	2015	2016	2015	2016	2015
Cash flow hedges
Foreign currency forward contracts	$894	$(3,111)	$92	$(34)	$—	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11 — Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2016
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$6,492	$6,492	$—	$—
Foreign currency forward contracts	1,112	—	1,112	—
Liabilities -
Foreign currency forward contracts	$126	$—	$126	$—

December 31, 2015
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$6,352	$6,352	$—	$—

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12 — Accumulated Other Comprehensive Loss

The following tables set forth the components of, and changes in the accumulated balances for each component of, AOCL for the three months ended March 31, 2016 and 2015. All amounts within the tables are shown net of tax.

	Gains /	Defined
	(Losses) on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)
Activity during period:
Other comprehensive loss before reclassifications	(3,111)	—	(3,299)	(6,410)
Amounts reclassified from AOCL	(34)	1,081	—	1,047
Net other comprehensive (loss)/income	(3,145)	1,081	(3,299)	(5,363)
Balance at March 31, 2015	$(3,145)	$(57,359)	$(14,277)	$(74,781)
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income before reclassifications	894	—	768	1,662
Amounts reclassified from AOCL	92	783	—	875
Net other comprehensive income	986	783	768	2,537
Balance at March 31, 2016	$986	$(46,136)	$(15,488)	$(60,638)

(1)

Gains / (losses) on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 10 for additional information.

(2)

Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Income through either “Contract drilling services” or “General and administrative.” See Note 9 for additional information.

Note 13 — Commitments and Contingencies

In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our former drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4 million in community service payments, and was placed on probation for four years, provided that we may petition the court for early dismissal of probation after three years. If, during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2016, there were 42 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana and Mississippi. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Under the TSA entered into at the time of the Spin-off, Noble and Paragon Offshore are each responsible for the taxes that relate to their respective business (whether such taxes were incurred through a Noble-retained or a Paragon-retained entity) and provide a corresponding indemnity. In addition, in February 2016, we entered into an agreement in principle with Paragon Offshore relating to tax matters in Mexico described below in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including any claims that could be brought on behalf of its creditors). The final agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore’s bankruptcy plan by a bankruptcy court. A hearing to confirm the plan is set for late June 2016 (see Note 2 for additional information).

Audit claims of approximately $168 million attributable to income and other business taxes have been assessed against us in Mexico, as detailed below. Under our recent agreement with Paragon Offshore, we agreed to assume the administration of Paragon Offshore’s Mexican income and value-added taxes for the years 2005 through 2010 and for Paragon Offshore’s Mexican customs taxes through 2010, as well as the related bonding obligations and certain of the tax related liabilities. In addition, under the recent agreement with Paragon Offshore, we agreed to (i) pay all of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Noble-retained entity, (ii) pay 50 percent of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Paragon Offshore-retained entity, (iii) pay 50 percent of the ultimate resolved amount of Mexican custom taxes related to Paragon Offshore’s business, and (iv) be required to post any tax appeal bond that may be required to challenge a final assessment. Tax assessments of approximately $48 million for income and value-added taxes have been made against Noble entities in Mexico. Tax assessments for income and value-added taxes of approximately $196 million have been made against Paragon Offshore entities in Mexico, of which approximately $45 million relates to Noble’s business that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. We will only be obligated to post a tax appeal bond in the event a final assessment is made by Mexican authorities. As of April 15, 2016, there have been $3 million in final assessments that have been bonded.

In January 2015, Noble received an official notification of a ruling from the Second Chamber of the Supreme Court in Mexico. The ruling settled an ongoing dispute in Mexico relating to the classification of a Noble subsidiary’s business activity and the applicable rate of depreciation under the Mexican law applicable to the activities of that subsidiary. The ruling did not result in any additional tax liability to Noble. Additionally, the ruling is only applicable to the Noble subsidiary named in the ruling and, therefore, does not establish the depreciation rate applicable to the assets of other Noble subsidiaries. Under the recent agreement with Paragon Offshore, we agreed to be responsible for any tax liability ultimately incurred because these depreciation liabilities would be incurred by Noble-retained entities, and such amounts are reflected in the discussion of Mexican audit claims in the preceding paragraph. We will continue to contest future assessments received, and do not believe we are liable for additional tax.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Paragon Offshore has received tax assessments of approximately $134 million attributable to income, customs and other business taxes in Brazil, of which $36 million relates to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil business, approximately $36 million, if and when such payments become due.

We have contested, or intend to contest or cooperate with Paragon Offshore in Brazil where it is contesting, the assessments described above, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions or our ability to collect indemnities from Paragon Offshore under the TSA or the recent agreement with Paragon Offshore.

We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is R$79 million (approximately $22 million). We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire to our drilling rigs along with other associated coverage common in our industry. We maintain a physical damage deductible on our rigs of $25 million per occurrence. With respect to the U.S. Gulf of Mexico, hurricane risk has generally resulted in more restrictive and expensive coverage for U.S. named windstorm perils, and we have opted in certain years to maintain limited or no windstorm coverage.  Our current program provides for $500 million in named windstorm coverage in the U.S. Gulf of Mexico. For the Noble Bully I, our customer assumes the risk of loss due to a named windstorm event, pursuant to the terms of the drilling contract, through the purchase of insurance coverage (provided that we are responsible for any deductible under such policy) or, at its option, the assumption of the risk of loss up to the insured value in lieu of the purchase of such insurance. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.

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

In connection with our capital expenditure program, we had outstanding commitments, including shipyard and purchase commitments of approximately $570 million at March 31, 2016.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14 — Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

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

In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The new guidance is applied on a retrospective basis. In accordance with our adoption of ASU No. 2015-03, unamortized debt issuance costs related to our senior notes of approximately $26 million as of December 31, 2015, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.

In April 2015, the FASB issued ASU No. 2015-04, which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In July 2015, the FASB issued ASU No. 2015-12, which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans,” ASC Topic 962, “Defined Contribution Pension Plans” and ASC Topic 965, “Health and Welfare Benefit Plans.” There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, “Business Combinations.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date with a corresponding adjustment to goodwill, and revise comparative information for prior periods presented in financial statements. Those adjustments are required when new information about circumstances that existed as of the acquisition date would have affected the measurement of the amount initially recognized. This update requires an entity to recognize these adjustments in the reporting period in which the adjustment amounts are determined. An acquirer must record the effect on earnings of changes in depreciation, amortization, or other income effects, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In March 2016, the FASB issued ASU No. 2016-05, which amends ASC Topic 815, “Derivatives and Hedging.” This amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective basis or a modified retrospective basis. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In March 2016, the FASB issued ASU No. 2016-09, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Note 15 — Supplemental Financial Information

Consolidated Balance Sheets Information

Deferred revenues from drilling contracts totaled $173 million and $180 million at March 31, 2016 and December 31, 2015, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $69 million at March 31, 2016 as compared to $78 million at December 31, 2015, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. During the first quarter of 2016, we agreed to further contract dayrate reductions for the remaining four contracted rigs through the end of 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At March 31, 2016 and December 31, 2015, revenues recorded in excess of billings as a result of this recognition totaled $45 million and $53 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

Consolidated Statements of Cash Flows Information

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows.

	Noble-UK		Noble-Cayman
	Three months ended		Three months ended
	March 31,		March 31,
	2016	2015	2016	2015
Accounts receivable	$(7,086)	$(24,890)	$(7,086)	$(24,890)
Other current assets	20,750	102,206	18,739	76,635
Other assets	23,845	13,827	23,845	13,825
Accounts payable	(48,925)	676	(48,619)	1,284
Other current liabilities	(50,889)	(58,682)	(45,885)	(52,979)
Other liabilities	(25,191)	(18,379)	(25,192)	(18,380)
	$(87,496)	$14,758	$(84,198)	$(4,505)

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16 — Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of March 31, 2016 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 5.00% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
Noble Drilling Holding, LLC ("NDH")
Noble Drilling Services 6 LLC ("NDS6")
$500 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$400 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$450 million 6.95% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 7.95% Senior Notes due 2045	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2016

(in thousands)

						Other
						Non-guarantor
	Noble -					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$8	$—	$71	$—	$—	$235,344	$—	$235,423
Accounts receivable	—	—	21,702	—	—	484,315	—	506,017
Taxes receivable	—	12,124	—	—	—	43,193	—	55,317
Short-term notes receivable from affiliates	—	—	119,476	—	—	171,925	(291,401)	—
Accounts receivable from affiliates	930,359	471,793	138,267	92,764	60,439	3,443,616	(5,137,238)	—
Prepaid expenses and other current assets	105	—	1,799	—	—	149,063	—	150,967
Total current assets	930,472	483,917	281,315	92,764	60,439	4,527,456	(5,428,639)	947,724
Property and equipment, at cost	—	—	1,900,406	—	—	12,198,091	—	14,098,497
Accumulated depreciation	—	—	(365,767)	—	—	(2,346,406)	—	(2,712,173)
Property and equipment, net	—	—	1,534,639	—	—	9,851,685	—	11,386,324
Notes receivable from affiliates	3,304,798	—	236,921	1,587,927	5,000	1,762,825	(6,897,471)	—
Investments in affiliates	5,294,156	1,949,551	2,340,680	9,557,179	7,975,626	—	(27,117,192)	—
Other assets	5,539	—	7,697	—	—	92,898	—	106,134
Total assets	$9,534,965	$2,433,468	$4,401,252	$11,237,870	$8,041,065	$16,234,864	$(39,443,302)	$12,440,182
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$—	$119,476	$(291,401)	$—
Current maturities of long-term debt	—	—	—	299,523	—	—	—	299,523
Accounts payable	—	—	5,524	—	—	135,593	—	141,117
Accrued payroll and related costs	—	—	4,965	—	—	47,989	—	52,954
Accounts payable to affiliates	1,232,826	61,428	2,088,145	96,868	7,139	1,650,832	(5,137,238)	—
Taxes payable	—	10,850	—	—	—	81,995	—	92,845
Interest payable	—	—	—	41,403	630	—	—	42,033
Other current liabilities	16	—	4,223	—	—	93,842	—	98,081
Total current liabilities	1,232,842	244,203	2,102,857	437,794	7,769	2,129,727	(5,428,639)	726,553
Long-term debt	—	—	—	3,662,729	201,331	—	—	3,864,060
Notes payable to affiliates	1,518,363	—	461,380	1,414,151	124,215	3,379,362	(6,897,471)	—
Deferred income taxes	—	—	1,314	—	—	69,436	—	70,750
Other liabilities	19,929	—	27,214	—	—	247,709	—	294,852
Total liabilities	2,771,134	244,203	2,592,765	5,514,674	333,315	5,826,234	(12,326,110)	4,956,215
Commitments and contingencies	—	—	—	—	—	—	—	—
Total shareholder equity	6,763,831	2,189,265	1,808,487	5,723,196	7,707,750	9,248,066	(26,676,764)	6,763,831
Noncontrolling interests	—	—	—	—	—	1,160,564	(440,428)	720,136
Total equity	6,763,831	2,189,265	1,808,487	5,723,196	7,707,750	10,408,630	(27,117,192)	7,483,967
Total liabilities and equity	$9,534,965	$2,433,468	$4,401,252	$11,237,870	$8,041,065	$16,234,864	$(39,443,302)	$12,440,182

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,627	$—	$2,101	$—	$—	$508,067	$—	$511,795
Accounts receivable	—	—	9,381	—	—	489,550	—	498,931
Taxes receivable	—	12,124	27	—	—	43,291	—	55,442
Short-term notes receivable from affiliates	—	—	119,476	—	—	171,925	(291,401)	—
Accounts receivable from affiliates	626,305	451,201	128,457	811,785	67,684	3,445,590	(5,531,022)	—
Prepaid expenses and other current assets	246	—	1,696	—	—	166,527	—	168,469
Total current assets	628,178	463,325	261,138	811,785	67,684	4,824,950	(5,822,423)	1,234,637
Property and equipment, at cost	—	—	1,877,520	—	—	12,177,038	—	14,054,558
Accumulated depreciation	—	—	(344,591)	—	—	(2,227,740)	—	(2,572,331)
Property and equipment, net	—	—	1,532,929	—	—	9,949,298	—	11,482,227
Notes receivable from affiliates	3,304,652	—	236,921	1,587,927	5,000	2,435,154	(7,569,654)	—
Investments in affiliates	5,159,064	2,174,480	3,001,327	9,752,912	7,438,397	—	(27,526,180)	—
Other assets	5,954	—	7,496	—	—	118,869	—	132,319
Total assets	$9,097,848	$2,637,805	$5,039,811	$12,152,624	$7,511,081	$17,328,271	$(40,918,257)	$12,849,183
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$—	$119,476	$(291,401)	$—
Current maturities of long-term debt	—	—	—	299,924	—	—	—	299,924
Accounts payable	—	—	10,676	—	—	210,401	—	221,077
Accrued payroll and related costs	—	—	6,584	—	—	74,780	—	81,364
Accounts payable to affiliates	868,046	60,100	2,440,965	96,543	6,426	2,058,942	(5,531,022)	—
Taxes payable	—	917	—	—	—	87,191	—	88,108
Interest payable	—	—	—	68,549	4,412	—	—	72,961
Other current liabilities	40	—	4,108	—	—	92,183	—	96,331
Total current liabilities	868,086	232,942	2,462,333	465,016	10,838	2,642,973	(5,822,423)	859,765
Long-term debt	—	—	—	3,961,338	201,300	—	—	4,162,638
Notes payable to affiliates	1,518,363	—	461,379	2,086,480	124,216	3,379,216	(7,569,654)	—
Deferred income taxes	—	—	1,529	—	—	91,268	—	92,797
Other liabilities	19,929	—	25,312	—	—	274,271	—	319,512
Total liabilities	2,406,378	232,942	2,950,553	6,512,834	336,354	6,387,728	(13,392,077)	5,434,712
Commitments and contingencies
Total shareholder equity	6,691,470	2,404,863	2,089,258	5,639,790	7,174,727	9,781,284	(27,089,922)	6,691,470
Noncontrolling interests	—	—	—	—	—	1,159,259	(436,258)	723,001
Total equity	6,691,470	2,404,863	2,089,258	5,639,790	7,174,727	10,940,543	(27,526,180)	7,414,471
Total liabilities and equity	$9,097,848	$2,637,805	$5,039,811	$12,152,624	$7,511,081	$17,328,271	$(40,918,257)	$12,849,183

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2016

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$52,207	$—	$—	$557,474	$(18,314)	$591,367
Reimbursables	—	—	746	—	—	19,860	—	20,606
Other	—	—	—	—	—	600	—	600
Total operating revenues	—	—	52,953	—	—	577,934	(18,314)	612,573
Operating costs and expenses
Contract drilling services	1,745	7,395	14,558	32,314	—	211,592	(18,314)	249,290
Reimbursables	—	—	542	—	—	15,464	—	16,006
Depreciation and amortization	—	—	21,461	—	—	128,212	—	149,673
General and administrative	419	3,315	—	14,545	—	(7,674)	—	10,605
Total operating costs and expenses	2,164	10,710	36,561	46,859	—	347,594	(18,314)	425,574
Operating income (loss)	(2,164)	(10,710)	16,392	(46,859)	—	230,340	—	186,999
Other income (expense)
Income (loss) of unconsolidated affiliates	135,092	53,855	(13,583)	176,354	137,371	—	(489,089)	—
Interest expense, net of amounts capitalized	(17,556)	(1,327)	(2,748)	(61,409)	(4,275)	(4,399)	34,614	(57,100)
Interest income and other, net	1,649	(4)	3,476	15,321	69	13,370	(34,614)	(733)
Income before income taxes	117,021	41,814	3,537	83,407	133,165	239,311	(489,089)	129,166
Income tax provision	—	(10,082)	(205)	—	—	16,790	—	6,503
Net income	117,021	31,732	3,332	83,407	133,165	256,101	(489,089)	135,669
Net income attributable to noncontrolling interests	—	—	—	—	—	(22,816)	4,168	(18,648)
Net income attributable to Noble Corporation	117,021	31,732	3,332	83,407	133,165	233,285	(484,921)	117,021
Other comprehensive income, net	2,537	—	—	—	—	2,537	(2,537)	2,537
Comprehensive income attributable to Noble Corporation	$119,558	$31,732	$3,332	$83,407	$133,165	$235,822	$(487,458)	$119,558

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months Ended March 31, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$75,059	$—	$—	$737,807	$(33,505)	$779,361
Reimbursables	—	—	2,379	—	—	22,602	—	24,981
Total operating revenues	—	—	77,438	—	—	760,409	(33,505)	804,342
Operating costs and expenses
Contract drilling services	1,815	8,291	29,378	22,839	—	290,661	(33,505)	319,479
Reimbursables	—	—	1,482	—	—	18,675	—	20,157
Depreciation and amortization	—	—	17,368	—	—	136,498	—	153,866
General and administrative	457	3,388	—	8,349	—	14	—	12,208
Total operating costs and expenses	2,272	11,679	48,228	31,188	—	445,848	(33,505)	505,710
Operating income (loss)	(2,272)	(11,679)	29,210	(31,188)	—	314,561	—	298,632
Other income (expense)
Income (loss) of unconsolidated affiliates	216,726	32,081	55,024	289,758	179,050	—	(772,639)	—
Interest expense, net of amounts capitalized	(24,753)	(1,019)	(3,255)	(48,336)	(6,216)	(13,727)	48,262	(49,044)
Interest income and other, net	2,730	4,832	12,712	20,779	1,399	12,258	(48,262)	6,448
Income before income taxes	192,431	24,215	93,691	231,013	174,233	313,092	(772,639)	256,036
Income tax provision	—	(16,093)	(379)	—	—	(27,086)	—	(43,558)
Net income	192,431	8,122	93,312	231,013	174,233	286,006	(772,639)	212,478
Net income attributable to noncontrolling interests	—	—	—	—	—	(30,464)	10,417	(20,047)
Net income attributable to Noble Corporation	192,431	8,122	93,312	231,013	174,233	255,542	(762,222)	192,431
Other comprehensive loss, net	(5,363)	—	—	—	—	(5,363)	5,363	(5,363)
Comprehensive income attributable to Noble Corporation	$187,068	$8,122	$93,312	$231,013	$174,233	$250,179	$(756,859)	$187,068

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months Ended March 31, 2016

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(8,420)	$(12,190)	$20,809	$(120,093)	$(7,988)	$315,632	$—	$187,750
Cash flows from investing activities
Capital expenditures	—	—	(14,575)	—	—	(74,749)	—	(89,324)
Proceeds from disposal of assets	—	—	—	—	—	3,031	—	3,031
Net cash from investing activities	—	—	(14,575)	—	—	(71,718)	—	(86,293)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	(21,513)	—	(21,513)
Distributions to parent company, net	(56,316)	—	—	—	—	—	—	(56,316)
Advances (to) from affiliates	63,117	12,190	(8,264)	420,093	7,988	(495,124)	—	—
Net cash from financing activities	6,801	12,190	(8,264)	120,093	7,988	(516,637)	—	(377,829)
Net change in cash and cash equivalents	(1,619)	—	(2,030)	—	—	(272,723)	—	(276,372)
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$8	$—	$71	$—	$—	$235,344	$—	$235,423

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months Ended March 31, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(27,097)	$36,360	$33,705	$(102,007)	$(8,568)	$426,630	$—	$359,023
Cash flows from investing activities
Capital expenditures	—	—	(27,344)	—	—	(90,973)	—	(118,317)
Net cash from investing activities	—	—	(27,344)	—	—	(90,973)	—	(118,317)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,099,497)	—	—	—	—	—	—	(1,099,497)
Repayment of long-term debt	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,392)	—	—	(8,383)	—	—	—	(14,775)
Dividends paid to noncontrolling interests	—	—	—	—	—	(19,369)	—	(19,369)
Distributions to parent company, net	(186,597)	—	—	—	—	—	—	(186,597)
Advances (to) from affiliates	1,319,583	(36,360)	(6,344)	(982,338)	8,568	(303,109)	—	—
Net cash from financing activities	27,097	(36,360)	(6,344)	102,007	8,568	(322,478)	—	(227,510)
Net change in cash and cash equivalents	—	—	17	—	—	13,179	—	13,196
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780
Cash and cash equivalents, end of period	$5	$—	$271	$—	$—	$78,700	$—	$78,976

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at March 31, 2016, and our results of operations for the three months ended March 31, 2016 and 2015. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our credit facility or other instruments, sources of funds, completion, delivery dates and acceptance of any newbuild rigs, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet consisted of 14 jackups, eight drillships and eight semisubmersibles, including one high-specification, harsh environment jackup under construction.

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of March 31, 2016, our contract drilling services segment conducted operations in the United States, Brazil, Argentina, the North Sea, the Mediterranean, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for offshore drillers during the first three months of 2016 remained challenging. The rig capacity imbalance, caused in part by the addition of newbuild units and rigs completing current contracts, continued to increase while customer demand for these rigs has remained weak. Beginning in June 2014, the price of oil, a key factor in determining customer activity levels, began to decline rapidly, with the Brent crude price declining from approximately $112 per barrel on June 30, 2014 to as low as $30 per barrel in January 2016, before improving to $40 per barrel on March 31, 2016. Although the price improvement during the first quarter of 2016 from the January lows is encouraging, it is not expected to stimulate customer spending in 2016. The drilling programs of operators are expected to remain curtailed, especially exploration activity, until higher, sustainable prices are achieved. Until then further deterioration in rig utilization and dayrates is possible. While there have been a number of rig retirements since 2014, and more are expected over the next two years, the rig capacity imbalance has not been corrected.

We expect that the business environment for the remainder of 2016 and into 2017 will remain challenging and could potentially deteriorate further. The present level of global economic activity, the potential increase of oil supply from Iran and a lack of production cuts within the Organization of Petroleum Exporting Countries are contributing to an uncertain oil price environment, leading to a persistent disruption in our customers’ exploration and production spending plans. Capital expenditures undertaken by the offshore drilling industry in recent years have increased the supply of drilling rigs and current and expected demand from customers during the remainder of 2016 is not expected to support this current supply. In general, recent contract awards, have been short-term in nature and subject to an extremely competitive bidding process. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when there will be higher demand for contract drilling services or a decline in the supply of available drilling rigs. While current market conditions persist, we will continue to focus on operating efficiency, cost control, managing liquidity and operating margin preservation, which could include the stacking or retirement of additional drilling rigs.

We believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. Also, we believe the ultimate market recovery will benefit from any sustained under-investment by customers during this current phase of the market cycle.

Consistent with our policy, we evaluate property and equipment for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Further declines in the offshore drilling market, or lack of recovery in market conditions, to the extent actual results do not meet our estimated assumptions, may lead to potential impairments in the future.

Results and Strategy

Our business strategy focuses on deepwater drilling and high-specification jackups and the deployment of our drilling rigs in important oil and gas basins around the world.

We have expanded our offshore deepwater drilling and high-specification jackup capabilities through the construction of rigs. Currently, we have one newbuild project remaining, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, which is scheduled to commence operations under a four-year contract in the North Sea during the fourth quarter of 2016. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also plan to continue to evaluate opportunities as they arise from time to time to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly more complex drilling programs required by our customers.

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

In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The final agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore’s bankruptcy plan by a bankruptcy court. A hearing to confirm the plan is set for late June 2016. For additional information regarding the Spin-off and the settlement agreement with Paragon Offshore, see Note 2 and Note 13 to the consolidated financial statements included in this report.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of March 31, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2016 (1)	2017	2018	2019	2020-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (4)(5)(7)	$4,789	$1,190	$1,063	$658	$508	$1,370
Jackups (3)	1,446	444	455	285	159	103
Total (2)	$6,235	$1,634	$1,518	$943	$667	$1,473
Percent of Available Days Committed (6)
Semisubmersibles/Drillships		54%	36%	25%	20%	13%
Jackups		87%	66%	36%	7%	1%
Total		69%	50%	30%	14%	8%

(1)	Represents a nine month period beginning April 1, 2016.
(2)

Some of our drilling contracts provide the customer with certain early termination rights and, in very limited cases, these termination rights require minimal or no notice or financial penalties. However, as of April 22, 2016, we have not received any notification of contract cancellations.

(3)

Our Saudi Aramco contract rates were adjusted downward for 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. Instead, we expect the contract rates to be in the general range of the amended rates for 2016 through the end of each respective contract. Backlog for these contracts has been prepared assuming the reduced rates for 2016 apply for the remainder of the contract.

(4)

Three of our long-term contracts with Shell, relating to the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II, respectively, contain dayrate adjustment clauses after the initial five-year contract term. After the initial five-year term, dayrates adjust up or down every six months based on a discount to a market basket of comparable dayrates, all as defined in the contracts. These contracts commence indexing in April 2017, July 2017 and September 2018 for the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II, respectively. There can be no assurance regarding the level of future dayrates under these market-indexed contracts. For every $50,000 change in dayrate under one of these contracts, our backlog would be adjusted by approximately $91 million. The backlog shown herein assumes the initial dayrate continues for the entirety of the contract because of the lack of relevant available market data. Should the current adverse market conditions persist into 2017, 2018 or beyond, we would expect a material reduction to dayrates as compared to the initial five-year term rate.

(5)

The Noble Sam Croft and Noble Tom Madden remain under contract with a subsidiary of Freeport-McMoRan Inc. (“Freeport”) into July 2017 and November 2017, respectively. Freeport has announced plans to reorganize their oil and gas subsidiary and reduce the number of rigs the subsidiary utilizes in the U.S. Gulf of Mexico. We are currently in discussion with Freeport regarding these contracts to determine whether there is a mutually beneficial arrangement that appropriately addresses the interests of each party. The impact to backlog from these discussions is uncertain, including both the amount and timing of backlog ultimately realized. The amount of backlog attributable to the Freeport contracts is $682 million, or 11 percent of total backlog at March 31, 2016.

(6)

Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period, or committed days, by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Committed days do not include the days that a rig is stacked or the days that a rig is expected to be out of service for significant overhaul, repairs or maintenance. Percentages take into account additional capacity from the estimated dates of deployment of our newbuild rig that is scheduled to commence operations during 2016.

(7)

Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both rigs. As of March 31, 2016, the combined amount of backlog for these rigs totals approximately $1.2 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs totals $588 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts.  A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract.  It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of March 31, 2016, our contract drilling services backlog did not include any letters of intent.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent.  As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, Shell and Freeport represented approximately 64 percent and 11 percent of our backlog, respectively.

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Net income attributable to Noble-UK for the three months ended March 31, 2016 (the “Current Quarter”) was $105 million, or $0.42 per diluted share, on operating revenues of $612 million, compared to net income for the three months ended March 31, 2015 (the “Comparable Quarter”) of $178 million, or $0.72 per diluted share, on operating revenues of $804 million.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended March 31, 2016 and 2015 was $12 million and $14 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2016 and 2015:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	March 31,		March 31,			March 31,
	2016	2015	2016	2015	% Change	2016	2015	% Change
Jackups	84%	92%	981	990	-1%	$134,868	$172,700	-22%
Semisubmersibles	48%	65%	350	493	-29%	258,786	392,777	-34%
Drillships	100%	100%	728	810	-10%	506,141	512,259	-1%
Total	79%	86%	2,059	2,293	-10%	$287,169	$339,961	-16%

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

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31		Change
	2016	2015	$	%
Operating revenues:
Contract drilling services	$591,367	$779,361	$(187,994)	-24%
Reimbursables (1)	20,606	24,981	(4,375)	-18%
	$611,973	$804,342	$(192,369)	-24%
Operating costs and expenses:
Contract drilling services	$251,248	$321,750	$(70,502)	-22%
Reimbursables (1)	16,006	20,157	(4,151)	-21%
Depreciation and amortization	144,029	148,208	(4,179)	-3%
General and administrative	19,540	23,938	(4,398)	-18%
	430,823	514,053	(83,230)	-16%
Operating income	$181,150	$290,289	$(109,139)	-38%

(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a decrease in both average dayrates and operating days. The 16 percent decrease in average dayrates reduced revenues by $108 million, and the 10 percent decrease in operating days reduced revenues by $80 million.

The decrease in contract drilling services revenues related to our semisubmersibles, drillships and jackups, which generated $103 million, $46 million and $39 million less revenue, respectively, than in the Comparable Quarter.

The $103 million decrease in semisubmersible revenue was driven by a 29 percent decline in operating days and a 34 percent decline in average dayrates, resulting in a $56 million and $47 million decline in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was primarily attributable to the Current Quarter contract completions for the Noble Clyde Boudreaux, the Noble Jim Day, the Noble Amos Runner and the Noble Danny Adkins. The decrease in revenue was partially offset by the Noble Paul Romano, which was operational during the Current Quarter but was off contract during the Comparable Quarter.

The $46 million decrease in drillship revenues was driven by a 10 percent decrease in operating days and a 1 percent decrease in average dayrates, resulting in a $42 million and a $4 million decrease in revenues, respectively, from the Comparable Quarter. The decrease in operating days was the result of the retirement and subsequent sale of the Noble Discoverer, which was operational in the Comparable Quarter. The decrease in average dayrates was driven by the Noble Discoverer as noted above and unfavorable dayrate changes on contracts across the drillship fleet.

The $39 million decrease in jackup revenues was driven by a 22 percent decrease in average dayrates and a 1 percent decrease in operating days, resulting in a $37 million and a $2 million decrease in revenues, respectively, from the Comparable Quarter. The decrease in both average dayrates and operating days was primarily driven by the Noble Regina Allen, which was off contract during the Current Quarter but operational during the Comparable Quarter, and the retirement of the Noble Charles Copeland, which was operational in the Comparable Quarter. Additionally, unfavorable dayrate changes on contracts across the jackup fleet contributed to the decrease in average dayrates. This was partially offset by the commencement of the newbuilds, the Noble Tom Prosser and the Noble Sam Hartley, which commenced their contracts in October 2015 and January 2016, respectively.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $71 million for the Current Quarter as compared to the Comparable Quarter.  This was due to decreased costs of $37 million related to idle or stacked rigs and $34 million related to the retirement of the Noble Discoverer, the Noble Jim Thompson, the Noble Driller, the Noble Charles Copeland and the Noble Paul Wolff. This was partially offset by crew-up and operating expenses for our newbuild rigs as they commenced, or prepared to commence, operating under contracts, which added approximately $8 million in expense in the Current Quarter. The remaining $8 million decrease in costs was driven by a $6 million decrease in repair and maintenance costs, a $1 million decrease in insurance costs related to our policy renewal in March 2015 and a $1 million decrease in other rig-related expenses.

The $4 million decrease in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to the retirement of the five rigs discussed above, partially offset by the newbuild rigs placed in service.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $4 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of decreased employee related costs of $2 million and legal and other professional fees of $2 million.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $8 million in the Current Quarter as compared to the Comparable Quarter. The increase is a result of the issuance of $1.1 billion of senior notes in March 2015, coupled with a reduction in capitalized interest in the Current Quarter as compared to the Comparable Quarter due to the completion of construction on two of our newbuild jackups. During the Current Quarter, we capitalized approximately 6 percent of total interest charges versus approximately 10 percent during the Comparable Quarter. This was partially offset by the repayment of our $350 million 3.45% Senior Notes and our $300 million 3.05% Senior Notes in August 2015 and March 2016, respectively.

Income Tax Provision. Our income tax provision decreased $50 million in the Current Quarter driven by a lower effective tax rate and lower pre-tax income than in the Comparable Quarter. The decrease in the worldwide effective tax rate during the Current Quarter generated a $28 million decrease in income tax expense as compared to the Comparable Quarter, and was primarily a result of the recognition of a favorable discrete item in the Current Quarter, coupled with the geographic mix of income and sources of revenue. Additionally, the decrease in pre-tax earnings generated a $22 million decrease in income tax expense.

Liquidity and Capital Resources

Overview

Net cash from operating activities was $175 million in the Current Quarter and $369 million in the Comparable Quarter. The decrease in net cash from operating activities in the Current Quarter was primarily attributable to decreases in other current assets and accounts payable. We had working capital of $223 million and $377 million at March 31, 2016 and December 31, 2015, respectively.

Net cash used in investing activities in the Current Quarter was $86 million as compared to $118 million in the Comparable Quarter. The variance primarily relates to lower capital expenditures related to our major projects and newbuild expenditures.

Net cash used in financing activities in the Current Quarter was $365 million as compared to $237 million in the Comparable Quarter. During the Current Quarter, our primary uses of cash included the repayment of our $300 million 3.05% Senior Notes in March 2016, coupled with shareholder dividend payments of approximately $38 million, and dividends paid to noncontrolling interests of approximately $22 million. Our total debt as a percentage of total debt plus equity was 36 percent at March 31, 2016, down from 38 percent at December 31, 2015 as a result of the repayment of certain maturing notes in 2016.

Our principal source of capital in the Current Quarter was cash generated from operating activities. Cash generated during the Current Quarter was primarily used for the following:

•	normal recurring operating expenses;
•	repayment of our $300 million 3.05% Senior Notes;
•	payment of our quarterly dividends; and
•	capital expenditures.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;
•	committed and discretionary capital expenditures;
•	repayment of debt; and
•	payments of dividends.

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

At March 31, 2016, we had a total contract drilling services backlog of approximately $6.2 billion. Our backlog as of March 31, 2016 includes a commitment of 69 percent of available days for the remainder of 2016 and 50 percent of available days for 2017. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Capital expenditures, including capitalized interest, totaled $51 million and $89 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures during the first three months of 2016 consisted of the following:

•	$41 million for sustaining capital, major projects, subsea related expenditures and upgrades and replacements to drilling equipment;
•	$6 million in newbuild expenditures, including costs for the Noble Lloyd Noble and trailing costs on our recently completed newbuilds; and
•	$4 million in capitalized interest.

Our total capital expenditure estimate for 2016 is approximately $798 million, which includes capitalized interest that may fluctuate as a result of the timing of completion of ongoing projects.

In connection with our capital expenditure program, as of March 31, 2016, we had outstanding commitments, including shipyard and purchase commitments, for approximately $570 million, all of which we expect to spend within the next twelve months.

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

On April 22, 2016, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.02 per share. The payment is expected to total approximately $5 million, based on the number of shares currently outstanding.

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

Share Repurchases

In December 2014, we received shareholder approval to repurchase up to 37 million additional ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016.

Credit Facility and Senior Unsecured Notes

Credit Facility and Commercial Paper Program

We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At March 31, 2016, we had no letters of credit issued under the facility.

We also have a commercial paper program that allows us to issue up to $2.4 billion in unsecured commercial paper notes. Amounts issued under the commercial paper program are supported by the unused capacity under our credit facility and, therefore, are classified as long-term on our Consolidated Balance Sheet. The outstanding amounts of commercial paper reduce availability under our credit facility. Access to our commercial paper program is dependent upon our credit ratings. As our credit ratings are below investment grade, we are currently prohibited from accessing the commercial paper market.

As of March 31, 2016, we had no amounts drawn on our credit facility.

Our credit facility and certain of our senior notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.2 billion at March 31, 2016 as compared to $4.5 billion at December 31, 2015. The decrease in senior unsecured notes outstanding is a result of the issuance of $1.1 billion aggregate principal amount of senior notes in March 2015, which we issued through our indirect wholly-owned subsidiary, Noble Holding International Limited (“NHIL”). These senior notes were issued in three separate tranches, comprised of $250 million of 4.00% Senior Notes due 2018, $450 million of 5.95% Senior Notes due 2025, and $400 million of 6.95% Senior Notes due 2045. The interest rates for these Senior Notes are subject to adjustment from time to time upon a change to our debt rating, pursuant to the terms of these Senior Notes. In February 2016, as a result of a reduction in our debt rating below investment grade, the interest rates on these Senior Notes were increased to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 100 basis points).

In March 2016, we repaid our $300 million 3.05% Senior Notes using cash on hand.

In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding.  On April 1, 2016, we purchased $36 million of these Senior Notes using cash on hand.

Our $300 million 2.50% Senior Notes mature during the first quarter of 2017. We anticipate using cash on hand to repay the outstanding balances.

Covenants

The credit facility is guaranteed by NHIL and Noble Holding Corporation (“NHC”). The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At March 31, 2016, our ratio of debt to total tangible capitalization was approximately 0.36. We were in compliance with all covenants under the credit facility as of March 31, 2016.

In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets.  In addition, there are restrictions on incurring or assuming certain liens and entering into sale and lease-back transactions.  At March 31, 2016, we were in compliance with all of our debt covenants.  We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No.

2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively. The amendments in ASU No. 2016-08 and ASU No. 2016-10 do not change the core principle of ASU No. 2014-09, but instead clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

In June 2014, the FASB issued ASU No. 2014-12, which amends ASC Topic 718, “Compensation-Stock Compensation.” The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. The guidance is effective for annual periods beginning after December 15, 2015. The guidance can be applied prospectively for all awards granted or modified after the effective date or retrospectively to all awards with performance targets outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

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

In January 2015, the FASB issued ASU No. 2015-01, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In February 2015, the FASB issued ASU No. 2015-02, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03, which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance allows a debt issuance cost related to a line-of-credit to be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is applied on a retrospective basis. In accordance with our adoption of ASU No. 2015-03, unamortized debt issuance costs related to our senior notes of approximately $26 million as of December 31, 2015, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.

In April 2015, the FASB issued ASU No. 2015-04, which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In July 2015, the FASB issued ASU No. 2015-12, which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans,” ASC Topic 962, “Defined Contribution Pension Plans” and ASC Topic 965, “Health and Welfare Benefit Plans.” There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, “Business Combinations.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination at the acquisition date with a corresponding adjustment to goodwill, and revise comparative information for prior periods presented in financial statements. Those adjustments are required when new information about circumstances that existed as of the acquisition date would have affected the measurement of the amount initially recognized. This update requires an entity to recognize these adjustments in the reporting period in which the adjustment amounts are determined. An acquirer must record the effect on earnings of changes in depreciation, amortization, or other income effects, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the income statement, or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In March 2016, the FASB issued ASU No. 2016-05, which amends ASC Topic 815, “Derivatives and Hedging.” This amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective basis or a modified retrospective basis. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In March 2016, the FASB issued ASU No. 2016-09, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the credit facility and commercial paper program. Interest on borrowings under the credit facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At March 31, 2016, we had no borrowings outstanding under our credit facility and commercial paper program, which is supported by the credit facility.

Access to our commercial paper program is dependent upon our credit ratings. As a result of our credit ratings being below investment grade, we are currently prohibited from accessing the commercial paper market.

Our credit facility and certain of our senior notes have provisions which vary the applicable interest rates based upon our credit ratings. In February 2016, as a result of a reduction in our debt rating below investment grade, the interest rates on our $250 million of 4.00% Senior Notes due 2018, our $450 million of 5.95% Senior Notes due 2025 and our $400 million of 6.95% Senior Notes due 2045 were increased to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 100 basis points).

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $2.7 billion and $3.3 billion at March 31, 2016 and December 31, 2015, respectively. The decrease in the fair value of debt relates to the overall decline of our sector in the marketplace coupled with the repayment of our $300 million 3.05% Senior Notes, which matured in March 2016.

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

Several of our regions, including our operations in the North Sea and Australia, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2016 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $36 million at March 31, 2016. Total unrealized gains related to these forward contracts were approximately $1 million as of March 31, 2016 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $4 million.

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

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and Dennis J. Lubojacky, Chief Financial Officer, Vice President, Controller and Treasurer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-UK’s disclosure controls and procedures were effective as of March 31, 2016. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2016. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 5 and 13 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which occurred on April 22, 2016. The Company may only fund the purchase of its own shares out of distributable reserves or the proceeds of a new issue of shares made expressly for that purpose. If any premium above the nominal value of the purchased shares is paid, it must be paid out of distributable reserves.  Any shares purchased by the Company out of distributable reserves may be held as treasury shares or cancelled at the Company’s election. During the three months ended March 31, 2016, there were no repurchases by Noble-UK of its shares.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	May 5, 2016
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Chief Financial Officer, Vice President, Controller and Treasurer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	May 5, 2016
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

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

3.1

Composite Copy of Articles of Association of Noble-UK, as of June 10, 2014 (filed as Exhibit 3.1 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 and incorporated herein by reference).

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

4.3

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

10.5*	General Release Agreement and Special Release Agreement, each dated as of February 27, 2016, between Noble Drilling Services Inc. and James A. MacLennan.
10.6*

Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of May 1, 2016 (filed as exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on April 26, 2016 and incorporated herein by reference).

10.7	Definitive Settlement Agreement, dated as of April 29, 2016, by and between Paragon Offshore plc and Noble-UK.

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

31.2	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

32.2+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

101	Interactive Data File

*	Management contract or compensatory plan or arrangement
+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.