Form 10-Q
period 2016-06-30
Noble Corp plc; NOBLE CORP
filed 2016-08-08
CIK 1458891, 1169055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Number of shares outstanding and trading at July 22, 2016: Noble Corporation plc —243,218,134

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$822,978	$512,245
Accounts receivable	353,677	498,931
Taxes receivable	33,469	55,525
Prepaid expenses and other current assets	120,452	173,917
Total current assets	1,330,576	1,240,618
Property and equipment, at cost	14,135,376	14,056,323
Accumulated depreciation	(2,859,370)	(2,572,700)
Property and equipment, net	11,276,006	11,483,623
Other assets	132,862	141,404
Total assets	$12,739,444	$12,865,645
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,642	$299,924
Accounts payable	138,659	223,221
Accrued payroll and related costs	50,460	81,464
Taxes payable	152,943	87,940
Interest payable	73,798	72,961
Other current liabilities	80,058	98,074
Total current liabilities	795,560	863,584
Long-term debt	3,829,416	4,162,638
Deferred income taxes	4,888	92,797
Other liabilities	289,799	324,396
Total liabilities	4,919,663	5,443,415
Commitments and contingencies
Shareholders' equity
Shares; 243,218 and 241,977 shares outstanding	2,432	2,420
Additional paid-in capital	638,964	628,483
Retained earnings	6,517,161	6,131,501
Accumulated other comprehensive loss	(61,870)	(63,175)
Total shareholders' equity	7,096,687	6,699,229
Noncontrolling interests	723,094	723,001
Total equity	7,819,781	7,422,230
Total liabilities and equity	$12,739,444	$12,865,645

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues
Contract drilling services	$876,697	$771,307	$1,468,064	$1,550,668
Reimbursables	17,933	22,248	38,539	47,229
Other	153	—	153	—
	894,783	793,555	1,506,756	1,597,897
Operating costs and expenses
Contract drilling services	244,176	319,207	495,424	640,957
Reimbursables	14,298	17,652	30,304	37,809
Depreciation and amortization	150,946	159,123	300,665	313,261
General and administrative	19,033	22,424	38,573	46,362
Loss on impairment	16,616	—	16,616	—
	445,069	518,406	881,582	1,038,389
Operating income	449,714	275,149	625,174	559,508
Other income (expense)
Interest expense, net of amount capitalized	(57,306)	(57,465)	(114,406)	(106,509)
Gain on extinguishment of debt, net	11,066	—	11,066	—
Interest income and other, net	(1,253)	(431)	(1,983)	6,151
Income before income taxes	402,221	217,253	519,851	459,150
Income tax provision	(56,822)	(39,405)	(50,319)	(82,852)
Net income	345,399	177,848	469,532	376,298
Net income attributable to noncontrolling interests	(22,533)	(18,817)	(41,181)	(38,864)
Net income attributable to Noble Corporation plc	$322,866	$159,031	$428,351	$337,434
Per share data:
Basic:	$1.28	$0.64	$1.70	$1.36
Diluted:	$1.28	$0.64	$1.70	$1.36

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$345,399	$177,848	$469,532	$376,298
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	38	1,425	806	(1,874)
Foreign currency forward contracts	(2,054)	3,054	(1,068)	(91)
Amortization of deferred pension plan amounts (net of tax provision of $410 and $582 for the three months ended June 30, 2016 and 2015, respectively, and $819 and $1,148 for the six months ended June 30, 2016 and 2015, respectively)	784	1,129	1,567	2,210
Other comprehensive income (loss), net	(1,232)	5,608	1,305	245
Net comprehensive income attributable to noncontrolling interests	(22,533)	(18,817)	(41,181)	(38,864)
Comprehensive income attributable to Noble Corporation plc	$321,634	$164,639	$429,656	$337,679

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$469,532	$376,298
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	300,665	313,261
Loss on impairment	16,616	—
Gain on extinguishment of debt, net	(11,066)	—
Deferred income taxes	(100,408)	(17,312)
Amortization of share-based compensation	19,565	21,147
Net change in other assets and liabilities	166,653	74,484
Net cash from operating activities	861,557	767,878
Cash flows from investing activities
Capital expenditures	(120,531)	(170,283)
Change in accrued capital expenditures	(38,378)	(38,408)
Proceeds from disposal of assets	21,190	—
Net cash from investing activities	(137,719)	(208,691)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,123,495)
Issuance of senior notes	—	1,092,728
Debt issuance costs on senior notes and credit facilities	—	(16,070)
Repayment of long-term debt	(300,000)	—
Early repayment of long-term debt	(22,207)	—
Premiums paid on early repayment of long-term debt	(1,781)	—
Dividend payments	(42,542)	(185,669)
Dividends paid to noncontrolling interests	(41,088)	(44,484)
Repurchases of shares	—	(100,630)
Employee stock transactions	(5,487)	(2,394)
Net cash from financing activities	(413,105)	(380,014)
Net change in cash and cash equivalents	310,733	179,173
Cash and cash equivalents, beginning of period	512,245	68,510
Cash and cash equivalents, end of period	$822,978	$247,683

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Capital	Earnings	Loss	Interests	Equity
Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$(69,418)	$722,304	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	21,147	—	—	—	21,147
Issuance of share-based compensation shares	678	7	(4,149)	—	—	—	(4,142)
Tax benefit of equity transactions	—	—	(2,401)	—	—	—	(2,401)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	337,434	—	38,864	376,298
Dividends paid to noncontrolling interests	—	—	—	—	—	(44,484)	(44,484)
Dividends	—	—	—	(185,669)	—	—	(185,669)
Other comprehensive income, net	—	—	—	—	245	—	245
Balance at June 30, 2015	241,970	$2,420	$609,667	$6,087,800	$(69,173)	$716,684	$7,347,398
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	19,565	—	—	—	19,565
Issuance of share-based compensation shares	1,241	12	(3,585)	—	—	—	(3,573)
Tax benefit of equity transactions	—	—	(5,499)	—	—	—	(5,499)
Net income	—	—	—	428,351	—	41,181	469,532
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,088)	(41,088)
Dividends	—	—	—	(42,691)	—	—	(42,691)
Other comprehensive income, net	—	—	—	—	1,305	—	1,305
Balance at June 30, 2016	243,218	$2,432	$638,964	$6,517,161	$(61,870)	$723,094	$7,819,781

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$822,977	$511,795
Accounts receivable	353,677	498,931
Taxes receivable	33,469	55,442
Prepaid expenses and other current assets	117,327	168,469
Total current assets	1,327,450	1,234,637
Property and equipment, at cost	14,135,376	14,054,558
Accumulated depreciation	(2,859,370)	(2,572,331)
Property and equipment, net	11,276,006	11,482,227
Other assets	125,860	132,319
Total assets	$12,729,316	$12,849,183
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,642	$299,924
Accounts payable	138,459	221,077
Accrued payroll and related costs	50,435	81,364
Taxes payable	152,241	88,108
Interest payable	73,798	72,961
Other current liabilities	79,446	96,331
Total current liabilities	794,021	859,765
Long-term debt	3,829,416	4,162,638
Deferred income taxes	4,888	92,797
Other liabilities	284,916	319,512
Total liabilities	4,913,241	5,434,712
Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	578,962	561,309
Retained earnings	6,549,764	6,167,211
Accumulated other comprehensive loss	(61,870)	(63,175)
Total shareholder equity	7,092,981	6,691,470
Noncontrolling interests	723,094	723,001
Total equity	7,816,075	7,414,471
Total liabilities and equity	$12,729,316	$12,849,183

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating revenues
Contract drilling services	$876,697	$771,307	$1,468,064	$1,550,668
Reimbursables	17,933	22,248	38,539	47,229
Other	253	—	853	—
	894,883	793,555	1,507,456	1,597,897
Operating costs and expenses
Contract drilling services	242,234	318,967	491,524	638,446
Reimbursables	14,298	17,652	30,304	37,809
Depreciation and amortization	150,938	158,797	300,611	312,663
General and administrative	13,853	13,509	24,458	25,717
Loss on impairment	16,616	—	16,616	—
	437,939	508,925	863,513	1,014,635
Operating income	456,944	284,630	643,943	583,262
Other income (expense)
Interest expense, net of amount capitalized	(57,306)	(57,465)	(114,406)	(106,509)
Gain on extinguishment of debt, net	11,066	—	11,066	—
Interest income and other, net	(1,203)	(1,901)	(1,936)	4,547
Income before income taxes	409,501	225,264	538,667	481,300
Income tax provision	(56,120)	(39,536)	(49,617)	(83,094)
Net income	353,381	185,728	489,050	398,206
Net income attributable to noncontrolling interests	(22,533)	(18,817)	(41,181)	(38,864)
Net income attributable to Noble Corporation	$330,848	$166,911	$447,869	$359,342

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$353,381	$185,728	$489,050	$398,206
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	38	1,425	806	(1,874)
Foreign currency forward contracts	(2,054)	3,054	(1,068)	(91)
Amortization of deferred pension plan amounts (net of tax provision of $410 and $582 for the three months ended June 30, 2016 and 2015, respectively, and $819 and $1,148 for the six months ended June 30, 2016 and 2015, respectively	784	1,129	1,567	2,210
Other comprehensive income (loss), net	(1,232)	5,608	1,305	245
Net comprehensive income attributable to noncontrolling interests	(22,533)	(18,817)	(41,181)	(38,864)
Comprehensive income attributable to Noble Corporation	$329,616	$172,519	$449,174	$359,587

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$489,050	$398,206
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	300,611	312,663
Loss on impairment	16,616	—
Gain on extinguishment of debt, net	(11,066)	—
Deferred income taxes	(100,408)	(17,312)
Capital contribution by parent - share-based compensation	17,653	14,695
Net change in other assets and liabilities	166,837	44,726
Net cash from operating activities	879,293	752,978
Cash flows from investing activities
Capital expenditures	(120,531)	(170,283)
Change in accrued capital expenditures	(38,378)	(38,408)
Proceeds from disposal of assets	21,190	—
Net cash from investing activities	(137,719)	(208,691)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,123,495)
Issuance of senior notes	—	1,092,728
Debt issuance costs on senior notes and credit facilities	—	(16,070)
Repayment of long-term debt	(300,000)	—
Early repayment of long-term debt	(22,207)	—
Premiums paid on early repayment of long-term debt	(1,781)	—
Dividends paid to noncontrolling interests	(41,088)	(44,484)
Distributions to parent company, net	(65,316)	(273,626)
Net cash from financing activities	(430,392)	(364,947)
Net change in cash and cash equivalents	311,182	179,340
Cash and cash equivalents, beginning of period	511,795	65,780
Cash and cash equivalents, end of period	$822,977	$245,120

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other
	Shares		Excess of	Retained	Comprehensive	Noncontrolling	Total
	Balance	Par Value	Par Value	Earnings	Loss	Interests	Equity
Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$(69,418)	$722,304	$7,218,782
Distributions to parent company, net	—	—	—	(273,626)	—	—	(273,626)
Capital contribution by parent - share- based compensation	—	—	14,695	—	—	—	14,695
Net income	—	—	—	359,342	—	38,864	398,206
Dividends paid to noncontrolling interests	—	—	—	—	—	(44,484)	(44,484)
Other comprehensive income, net	—	—	—	—	245	—	245
Balance at June 30, 2015	261,246	$26,125	$545,352	$6,094,830	$(69,173)	$716,684	$7,313,818
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(65,316)	—	—	(65,316)
Capital contribution by parent - share- based compensation	—	—	17,653	—	—	—	17,653
Net income	—	—	—	447,869	—	41,181	489,050
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,088)	(41,088)
Other comprehensive income, net	—	—	—	—	1,305	—	1,305
Balance at June 30, 2016	261,246	$26,125	$578,962	$6,549,764	$(61,870)	$723,094	$7,816,075

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1 — Organization and Basis of Presentation

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet consisted of 14 jackups, eight drillships and eight semisubmersibles.

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of June 30, 2016, our contract drilling services segment conducted operations in the United States, the North Sea, the Mediterranean, the Black Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

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

Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standards Update (“ASU”) No. 2015-03 on January 1, 2016, unamortized debt issuance costs related to our senior notes of approximately $26 million as of December 31, 2015, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.

Note 2 — Spin-off of Paragon Offshore plc (“Paragon Offshore”)

On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.

In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The settlement agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore’s bankruptcy plan by a bankruptcy court. The court is not expected to rule on the plan until late September 2016 (see Note 14 for additional information).

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

During the six months ended June 30, 2016 and 2015, the Bully joint ventures approved and paid dividends totaling $82 million and $89 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.

The combined carrying amount of the Bully-class drillships at both June 30, 2016 and December 31, 2015 totaled $1.4 billion.  These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $52 million at June 30, 2016 as compared to approximately $50 million at December 31, 2015.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4 — Share Data

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Basic
Net income attributable to Noble-UK	$322,866	$159,031	$428,351	$337,434
Earnings allocated to unvested share-based payment awards	(11,678)	(3,555)	(15,516)	(7,489)
Net income to common shareholders - basic	$311,188	$155,476	$412,835	$329,945
Diluted
Net income attributable to Noble-UK	$322,866	$159,031	$428,351	$337,434
Earnings allocated to unvested share-based payment awards	(11,678)	(3,555)	(15,516)	(7,489)
Net income to common shareholders - diluted	$311,188	$155,476	$412,835	$329,945
Denominator:
Weighted average shares outstanding - basic	243,217	241,966	243,021	242,324
Incremental shares issuable from assumed exercise of stock options	—	—	—	—
Weighted average shares outstanding - diluted	243,217	241,966	243,021	242,324
Weighted average unvested share-based payment awards	9,127	5,533	9,134	5,500
Earnings per share
Basic	$1.28	$0.64	1.70	1.36
Diluted	$1.28	$0.64	1.70	1.36
Dividends per share	$0.02	$0.375	$0.17	$0.75

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended June 30, 2016 and 2015, approximately 1.6 million and 1.7 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive.

Share capital

As of June 30, 2016, Noble-UK had approximately 243.2 million shares outstanding and trading as compared to approximately 242.0 million shares outstanding and trading at December 31, 2015. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.

Our most recent quarterly dividend payment to shareholders, totaling approximately $5 million (or $0.02 per share), was declared on April 22, 2016 and paid on May 9, 2016 to holders of record on May 2, 2016.

On July 22, 2016, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.02 per share. The payment is expected to total approximately $5 million, based on the number of shares currently outstanding.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million. During the six months ended June 30, 2016, we did not repurchase any of our shares.

Note 5 — Contract Settlement and Termination Agreement with Freeport-McMoRan Inc.

On May 10, 2016, Freeport-McMoRan Inc. (“FCX”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and the Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively. For the three and six months ended June 30, 2016, Noble recognized approximately $379 million in “Contract drilling services revenue” associated with the FCX Settlement, which included $348 million recorded as a termination fee and $31 million for the accelerated recognition of other deferred contractual items. For the three and six months ended June 30, 2016, $11 million was recognized in “Contract drilling services expense” for the accelerated recognition of deferred mobilization and other expenses.

Pursuant to the FCX Settlement, Noble may receive payments from FCX contingent upon the average price of oil over a 12 month period from June 30, 2016 through June 30, 2017. These contingent payments were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair value are recognized as either income or loss in the accompanying Consolidated Statements of Income. On May 10, 2016, we recognized approximately $14 million in “Contract drilling services revenue” resulting from the contract termination date valuation of these contingent payments. On June 30, 2016, we recognized an additional $4 million in “Contract drilling services revenue,” which represents the change in valuation of these contingent payments from the termination date (May 10, 2016) to June 30, 2016 (see Note 11 for additional information).

Note 6 — Receivables from Customers

At June 30, 2016, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts.  While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.

Note 7 — Property and Equipment

Property and equipment, at cost, as of June 30, 2016 and December 31, 2015 for Noble-UK consisted of the following:

	June 30,	December 31,
	2016	2015
Drilling equipment and facilities	$13,471,029	$13,074,804
Construction in progress	462,420	761,347
Other	201,927	220,172
Property and equipment, at cost	$14,135,376	$14,056,323

Capital expenditures, including capitalized interest, totaled $121 million and $170 million for the six months ended June 30, 2016 and 2015, respectively. Capitalized interest was $3 million and $7 million for the three and six months ended June 30, 2016, respectively, as compared to $6 million and $12 million for the three and six months ended June 30, 2015, respectively.

During the six months ended June 30, 2016, we completed the sale of certain corporate assets and the previously retired rigs, the jackup Noble Charles Copeland and the drillship Noble Discoverer. In connection with the sale of these assets, we received proceeds of approximately $21 million.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Also during the six months ended June 30, 2016, we recorded an impairment charge of $17 million as a result of our decision to dispose of certain capital spare equipment.

Note 8 — Debt

Our total debt consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Current
Current maturities of long-term debt	$299,974	$299,997
Less: Unamortized debt issuance costs	(332)	(73)
Current maturities of long-term debt, net of debt issuance costs	$299,642	$299,924

Long-term
3.05% Senior Notes due March 2016	$—	$299,997
2.50% Senior Notes due March 2017	299,974	299,956
5.00% Senior Notes due March 2018	249,688	249,602
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	467,162	499,287
4.625% Senior Notes due March 2021	396,323	399,680
3.95% Senior Notes due March 2022	399,401	399,354
6.95% Senior Notes due April 2025	448,862	448,814
6.20% Senior Notes due August 2040	399,897	399,896
6.05% Senior Notes due March 2041	397,738	397,719
5.25% Senior Notes due March 2042	498,353	498,338
7.95% Senior Notes due April 2045	394,589	394,563
Total senior unsecured notes	4,153,682	4,488,901
Credit facility & commercial paper program	—	—
Total debt	4,153,682	4,488,901
Less: Unamortized debt issuance costs	(24,292)	(26,266)
Less: Current maturities of long-term debt	(299,974)	(299,997)
Long-term debt, net of debt issuance costs	$3,829,416	$4,162,638

In accordance with our adoption of ASU No. 2015-03 on January 1, 2016, unamortized debt issuance costs related to our senior notes are shown as a direct reduction of the carrying amount of the related debt. The debt issuance costs previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.

Credit Facility and Commercial Paper Program

We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At June 30, 2016, we had no letters of credit issued under the facility.

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

As of June 30, 2016, we had no amounts drawn on our credit facility.

Our credit facility and certain of our senior notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings.

Senior Unsecured Notes

In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on our Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, effective the first day of each interest period after which the downgrade occurred. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 75 basis points). Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit rating.

In March 2016, we repaid our maturing $300 million 3.05% Senior Notes using cash on hand.

In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million during the three and six months ended June 30, 2016, which is reflected as “Gain on extinguishment of debt, net” in the accompanying Consolidated Statements of Income.

Our $300 million 2.50% Senior Notes mature during the first quarter of 2017. We anticipate using cash on hand to repay the outstanding balances.

Covenants

The credit facility is guaranteed by Noble Holding International Limited (“NHIL”) and Noble Holding Corporation (“NHC”). The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At June 30, 2016, our ratio of debt to total tangible capitalization was approximately 0.35. We were in compliance with all covenants under the credit facility as of June 30, 2016.

In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At June 30, 2016, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2016.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Senior unsecured notes:
3.05% Senior Notes due March 2016	$—	$—	$299,997	$299,340
2.50% Senior Notes due March 2017	299,974	296,715	299,956	284,334
5.00% Senior Notes due March 2018	249,688	244,063	249,602	227,285
7.50% Senior Notes due March 2019	201,695	202,388	201,695	194,273
4.90% Senior Notes due August 2020	467,162	392,189	499,287	378,761
4.625% Senior Notes due March 2021	396,323	313,200	399,680	289,450
3.95% Senior Notes due March 2022	399,401	285,750	399,354	265,643
6.95% Senior Notes due April 2025	448,862	356,006	448,814	308,870
6.20% Senior Notes due August 2040	399,897	241,000	399,896	237,005
6.05% Senior Notes due March 2041	397,738	237,000	397,719	239,464
5.25% Senior Notes due March 2042	498,353	282,500	498,338	279,919
7.95% Senior Notes due April 2045	394,589	279,313	394,563	255,887
Total senior unsecured notes	4,153,682	3,130,124	4,488,901	3,260,231
Credit facility & commercial paper program	—	—	—	—
Total debt	$4,153,682	$3,130,124	$4,488,901	$3,260,231

Note 9 — Income Taxes

At June 30, 2016, the reserves for uncertain tax positions totaled $167 million (net of related tax benefits of $1 million). If the June 30, 2016 reserves are not realized, the provision for income taxes would be reduced by $167 million. At December 31, 2015, the reserves for uncertain tax positions totaled $166 million (net of related tax benefits of $14 million).

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

Note 10 — Employee Benefit Plans

Pension costs include the following components for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$799	$1,662	$846	$2,149
Interest cost	641	2,389	632	2,300
Return on plan assets	(904)	(3,097)	(911)	(3,286)
Amortization of prior service cost	27	29	26	36
Recognized net actuarial loss	38	1,100	110	1,539
Net pension expense	$601	$2,083	$703	$2,738

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Pension costs include the following components for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$1,574	$3,324	$1,720	$4,298
Interest cost	1,275	4,778	1,274	4,599
Return on plan assets	(1,799)	(6,194)	(1,837)	(6,573)
Amortization of prior service cost	53	58	53	71
Recognized net actuarial loss	75	2,200	155	3,079
Net pension expense	$1,178	$4,166	$1,365	$5,474

During the three and six months ended June 30, 2016, we made contributions to our pension plans totaling approximately $3 million.

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

The FCX Settlement includes two contingent payments, which are further discussed below. We are accounting for these contingent payments as derivative instruments that do not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment, and therefore, changes in fair values are recognized as either income or loss in the accompanying Consolidated Statements of Income.

For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

Cash Flow Hedges

Several of our regional shorebases, including our North Sea and Australian operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2016 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $25 million at June 30, 2016. Total unrealized losses related to these forward contracts were approximately $1 million as of June 30, 2016 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).

FCX Settlement

As discussed in Note 5, pursuant to the FCX Settlement, Noble may receive contingent payments from FCX on September 30, 2017, depending on the average price of oil over a 12 month period from June 30, 2016 through June 30, 2017. The average price of oil will be calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averages more than $50 per barrel during such period, FCX will pay $25 million to Noble. In addition to the $25 million contingent payment, if the price of WTI averages more than $65 per barrel during such period, FCX will pay an additional $50 million to Noble. These contingent payments do not qualify for hedge accounting treatment under FASB standards, and therefore, changes in fair values are recognized as either income or loss in the accompanying Consolidated Statements of Income. These contingent payments are referred to as non-designated derivatives in the following tables. On May 10, 2016, we recognized approximately $14 million in “Contract drilling services revenue” resulting from the contract termination date valuation of these contingent payments. On June 30, 2016, we recognized an additional $4 million in “Contract drilling services revenue,” which represents the change in valuation of these contingent payments from the termination date (May 10, 2016) to June 30, 2016.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Financial Statement Presentation

The following table, together with Note 12, summarizes the financial statement presentation and fair value of our derivative positions as of June 30, 2016 and December 31, 2015:

		Estimated fair value
	Balance sheet classification	June 30, 2016	December 31, 2015
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Prepaid expenses and other current assets	$428	$—
Non-designated derivatives
FCX Settlement	Other assets	17,600	—
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$1,496	$—

To supplement the fair value disclosures in Note 12, the following table summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “contract drilling services” revenue or expense for the three months ended June 30, 2016 and 2015:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" revenue
	2016	2015	2016	2015	2016	2015
Cash flow hedges
Foreign currency forward contracts	$(1,358)	$479	$290	$(570)	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$17,600	$—

To supplement the fair value disclosures in Note 12, the following table summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “contract drilling services” revenue or expense for the six months ended June 30, 2016 and 2015:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" revenue
	2016	2015	2016	2015	2016	2015
Cash flow hedges
Foreign currency forward contracts	$(1,450)	$513	$382	$(604)	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$17,600	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12 — Fair Value of Financial Instruments

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2016
		Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$6,677	$6,677	$—	$—
Foreign currency forward contracts	428	—	428	—
FCX Settlement	17,600	—	—	17,600
Liabilities -
Foreign currency forward contracts	$1,496	$—	$1,496	$—

December 31, 2015
Estimated Fair Value Measurements
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Assets -
Marketable securities	$6,352	$6,352	$—	$—

Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value. The foreign currency forward contracts have been valued using actively quoted prices and quotes obtained from the counterparties to the contracts. The FCX Settlement has been valued using a Monte Carlo Simulation Model based on the following assumptions as of June 30, 2016:

Valuation assumptions:
Expected volatility	43.11%
Mean-reversion rate	0.03
Discount rate (1)	4.0%
Underlying spot price (2)	$48.33

(1)	Based on the cost of debt of FCX.
(2)	Based on the last trading price of the WTI spot contract from Bloomberg as of June 30, 2016.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13 — Accumulated Other Comprehensive Loss

The following tables set forth the components of, and changes in the accumulated balances for each component of, AOCL for the six months ended June 30, 2016 and 2015. All amounts within the tables are shown net of tax.

	Gains /	Defined
	(Losses) on	Benefit	Foreign
	Cash Flow	Pension	Currency
	Hedges(1)	Items(2)	Items	Total
Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)
Activity during period:
Other comprehensive income/(loss) before reclassifications	513	—	(1,874)	(1,361)
Amounts reclassified from AOCL	(604)	2,210	—	1,606
Net other comprehensive income/(loss)	(91)	2,210	(1,874)	245
Balance at June 30, 2015	$(91)	$(56,230)	$(12,852)	$(69,173)
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income/(loss) before reclassifications	(1,450)	—	806	(644)
Amounts reclassified from AOCL	382	1,567	—	1,949
Net other comprehensive income/(loss)	(1,068)	1,567	806	1,305
Balance at June 30, 2016	$(1,068)	$(45,352)	$(15,450)	$(61,870)

(1)

Gains / (losses) on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Income. See Note 11 for additional information.

(2)

Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Income through either “Contract drilling services” or “General and administrative.” See Note 10 for additional information.

Note 14 — Commitments and Contingencies

In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our former drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4 million in community service payments and was placed on probation for four years, provided that we may petition the court for early dismissal of probation after three years. If, during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.

We have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts.  We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we have been conducting a review, which is now substantially complete, of our relationship with the agent and with Petrobras. We are in contact with the SEC, the Brazilian federal prosecutor’s office and the DOJ about this matter. We are cooperating with these agencies and they are aware of our internal review. To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At June 30, 2016, there were 42 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana and Mississippi. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

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

Under the TSA entered into at the time of the Spin-off, Noble and Paragon Offshore are each responsible for the taxes that relate to their respective business (whether such taxes were incurred through a Noble-retained or a Paragon-retained entity) and provide a corresponding indemnity. In addition, in February 2016, we entered into an agreement in principle with Paragon Offshore relating to tax matters in Mexico described below in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including any claims that could be brought on behalf of its creditors). The settlement agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore’s bankruptcy plan by a bankruptcy court. The court is not expected to rule on the plan until late September 2016 (see Note 2 for additional information).

Audit claims of approximately $164 million attributable to income and other business taxes have been assessed against us in Mexico, as detailed below. Under our settlement agreement with Paragon Offshore, we agreed to assume the administration of Paragon Offshore’s Mexican income and value-added taxes for the years 2005 through 2010 and for Paragon Offshore’s Mexican customs taxes through 2010, as well as the related bonding obligations and certain of the tax related liabilities. In addition, under the agreement with Paragon Offshore, we agreed to (i) pay all of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Noble-retained entity, (ii) pay 50 percent of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Paragon Offshore-retained entity, (iii) pay 50 percent of the ultimate resolved amount of Mexican custom taxes related to Paragon Offshore’s business, and (iv) be required to post any tax appeal bond that may be required to challenge a final assessment. Paragon Offshore also agreed to pay 50 percent of the third party costs incurred by us in the administration of the tax claims. In connection with Paragon Offshore’s revised reorganization plan filed on August 5, 2016, we agreed to allow Paragon Offshore to pay up to $5 million of the Mexican tax and administrative costs described above that become owed to us in the form of an interest bearing note, which will be due at the end of the four year period following approval of their plan. Tax assessments of approximately $47 million for income and value-added taxes have been made against Noble entities in Mexico. Tax assessments for income and value-added taxes of approximately $191 million have been made against Paragon Offshore entities in Mexico, of which approximately $44 million relates to Noble’s business that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. We will only be obligated to post a tax appeal bond in the event a final assessment is made by Mexican authorities. As of July 15, 2016, there have been $3 million in final assessments that have been bonded.

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

Paragon Offshore has received tax assessments of approximately $150 million attributable to income, customs and other business taxes in Brazil, of which $43 million relates to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil business, approximately $43 million, if and when such payments become due.

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

We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is approximately $24 million. We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.

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

In connection with our capital expenditure program as of June 30, 2016, we had outstanding commitments, including shipyard and purchase commitments of approximately $559 million.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15 — Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. A number of amendments have been issued in connection with ASU No. 2014-09, all of which are effective upon adoption of Topic 606. In March 2016 and April 2016, the FASB issued clarification amendments ASU No. 2016-08 and ASU No. 2016-10 which clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. In May 2016, the FASB issued ASU No. 2016-11 and ASU No. 2016-12 which rescind certain SEC Staff Observer comments that are codified in Topic 605, “Revenue Recognition,” and Topic 932, “Extractive Activities—Oil and Gas” and provide improvements to narrow aspects of ASU No. 2014-09, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

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

Note 16 — Supplemental Financial Information

Consolidated Balance Sheets Information

Deferred revenues from drilling contracts totaled $141 million and $180 million at June 30, 2016 and December 31, 2015, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $55 million at June 30, 2016 as compared to $78 million at December 31, 2015, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. During the first quarter of 2016, we agreed to further contract dayrate reductions for the remaining four contracted rigs through the end of 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At June 30, 2016 and December 31, 2015, revenues recorded in excess of billings as a result of this recognition totaled $35 million and $53 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

Consolidated Statements of Cash Flows Information

The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows.

	Noble-UK		Noble-Cayman
	Six months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Accounts receivable	$147,454	$28,673	$147,454	$28,673
Other current assets	75,949	68,667	73,543	48,106
Other assets	104,416	39,132	102,335	18,838
Accounts payable	(50,663)	(9,915)	(48,719)	(7,947)
Other current liabilities	(71,913)	(19,481)	(67,843)	(10,350)
Other liabilities	(38,590)	(32,592)	(39,933)	(32,594)
	$166,653	$74,484	$166,837	$44,726

NOBLE CORPORATION PLC AND SUBSIDIARIES

NOBLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17 — Information about Noble-Cayman

Guarantees of Registered Securities

Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of June 30, 2016 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 5.00% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
Noble Drilling Holding, LLC ("NDH")
Noble Drilling Services 6 LLC ("NDS6")
$468 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$397 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$450 million 6.95% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 7.95% Senior Notes due 2045	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2016

(in thousands)

						Other
						Non-guarantor
	Noble -					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$228	$—	$176	$—	$—	$822,573	$—	$822,977
Accounts receivable	—	—	23,827	—	—	329,850	—	353,677
Taxes receivable	—	12,124	—	—	—	21,345	—	33,469
Short-term notes receivable from affiliates	—	—	124,601	—	729,893	171,925	(1,026,419)	—
Accounts receivable from affiliates	678,787	10,090	138,928	66,508	77,570	3,061,317	(4,033,200)	—
Prepaid expenses and other current assets	41	—	1,866	—	—	115,420	—	117,327
Total current assets	679,056	22,214	289,398	66,508	807,463	4,522,430	(5,059,619)	1,327,450
Property and equipment, at cost	—	—	1,928,307	—	—	12,207,069	—	14,135,376
Accumulated depreciation	—	—	(387,699)	—	—	(2,471,671)	—	(2,859,370)
Property and equipment, net	—	—	1,540,608	—	—	9,735,398	—	11,276,006
Notes receivable from affiliates	3,304,672	—	112,705	69,564	5,000	1,995,607	(5,487,548)	—
Investments in affiliates	4,007,798	2,356,033	2,311,826	9,333,929	6,832,184	—	(24,841,770)	—
Other assets	5,123	—	7,310	—	—	113,427	—	125,860
Total assets	$7,996,649	$2,378,247	$4,261,847	$9,470,001	$7,644,647	$16,366,862	$(35,388,937)	$12,729,316
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$—	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	—	171,925	—	299,642	—	854,494	(1,026,419)	299,642
Accounts payable	—	—	3,786	—	—	134,673	—	138,459
Accrued payroll and related costs	—	—	4,999	—	—	45,436	—	50,435
Accounts payable to affiliates	882,039	79,542	1,933,446	176,010	—	962,163	(4,033,200)	—
Taxes payable	—	2,028	—	—	—	150,213	—	152,241
Interest payable	1,700	—	—	67,686	4,412	—	—	73,798
Other current liabilities	—	—	3,501	—	—	75,945	—	79,446
Total current liabilities	883,739	253,495	1,945,732	543,338	4,412	2,222,924	(5,059,619)	794,021
Long-term debt	—	—	—	3,628,055	201,361	—	—	3,829,416
Notes payable to affiliates	—	900,000	464,132	744,180	—	3,379,236	(5,487,548)	—
Deferred income taxes	—	—	1,064	—	—	3,824	—	4,888
Other liabilities	19,929	—	23,427	—	—	241,560	—	284,916
Total liabilities	903,668	1,153,495	2,434,355	4,915,573	205,773	5,847,544	(10,547,167)	4,913,241
Commitments and contingencies	—	—	—	—	—	—	—	—
Total shareholder equity	7,092,981	1,224,752	1,827,492	4,554,428	7,438,874	9,336,099	(24,381,645)	7,092,981
Noncontrolling interests	—	—	—	—	—	1,183,219	(460,125)	723,094
Total equity	7,092,981	1,224,752	1,827,492	4,554,428	7,438,874	10,519,318	(24,841,770)	7,816,075
Total liabilities and equity	$7,996,649	$2,378,247	$4,261,847	$9,470,001	$7,644,647	$16,366,862	$(35,388,937)	$12,729,316

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

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2016

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHUS	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$64,839	$—	$—	$838,984	$(27,126)	$876,697
Reimbursables	—	—	2,622	—	—	15,311	—	17,933
Other	—	—	—	—	—	253	—	253
Total operating revenues	—	—	67,461	—	—	854,548	(27,126)	894,883
Operating costs and expenses
Contract drilling services	972	4,318	11,960	19,290	—	232,820	(27,126)	242,234
Reimbursables	—	—	2,345	—	—	11,953	—	14,298
Depreciation and amortization	—	—	22,309	—	—	128,629	—	150,938
General and administrative	306	2,340	—	10,920	1	286	—	13,853
Loss on impairment	—	—	—	—	—	16,616	—	16,616
Total operating costs and expenses	1,278	6,658	36,614	30,210	1	390,304	(27,126)	437,939
Operating income (loss)	(1,278)	(6,658)	30,847	(30,210)	(1)	464,244	—	456,944
Other income (expense)
Income (loss) of unconsolidated affiliates	245,695	(13,250)	(44,699)	454,402	461,434	—	(1,103,582)	—
Interest expense, net of amounts capitalized	(5,228)	(21,339)	(2,816)	(59,812)	(4,189)	(95,104)	131,182	(57,306)
Gain on extinguishment of debt, net	—	—	—	11,066	—	—	—	11,066
Interest income and other, net	91,659	54	3,427	4,039	693	30,107	(131,182)	(1,203)
Income before income taxes	330,848	(41,193)	(13,241)	379,485	457,937	399,247	(1,103,582)	409,501
Income tax provision	—	(23,656)	(173)	—	—	(32,291)	—	(56,120)
Net income	330,848	(64,849)	(13,414)	379,485	457,937	366,956	(1,103,582)	353,381
Net income attributable to noncontrolling interests	—	—	—	—	—	(42,231)	19,698	(22,533)
Net income attributable to Noble Corporation	330,848	(64,849)	(13,414)	379,485	457,937	324,725	(1,083,884)	330,848
Other comprehensive loss, net	(1,232)	—	—	—	—	(1,232)	1,232	(1,232)
Comprehensive income attributable to Noble Corporation	$329,616	$(64,849)	$(13,414)	$379,485	$457,937	$323,493	$(1,082,652)	$329,616

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six months Ended June 30, 2016

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHUS	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$117,046	$—	$—	$1,396,458	$(45,440)	$1,468,064
Reimbursables	—	—	3,368	—	—	35,171	—	38,539
Other	—	—	—	—	—	853	—	853
Total operating revenues	—	—	120,414	—	—	1,432,482	(45,440)	1,507,456
Operating costs and expenses
Contract drilling services	2,717	11,713	26,518	51,604	—	444,412	(45,440)	491,524
Reimbursables	—	—	2,887	—	—	27,417	—	30,304
Depreciation and amortization	—	—	43,770	—	—	256,841	—	300,611
General and administrative	725	5,655	—	25,465	1	(7,388)	—	24,458
Loss on impairment	—	—	—	—	—	16,616	—	16,616
Total operating costs and expenses	3,442	17,368	73,175	77,069	1	737,898	(45,440)	863,513
Operating income (loss)	(3,442)	(17,368)	47,239	(77,069)	(1)	694,584	—	643,943
Other income (expense)
Income (loss) of unconsolidated affiliates	380,787	40,605	(58,282)	630,756	598,805	—	(1,592,671)	—
Interest expense, net of amounts capitalized	(22,784)	(22,666)	(5,564)	(121,221)	(8,464)	(99,503)	165,796	(114,406)
Gain on extinguishment of debt, net	—	—	—	11,066	—	—	—	11,066
Interest income and other, net	93,308	50	6,903	19,360	762	43,477	(165,796)	(1,936)
Income before income taxes	447,869	621	(9,704)	462,892	591,102	638,558	(1,592,671)	538,667
Income tax provision	—	(33,738)	(378)	—	—	(15,501)	—	(49,617)
Net income	447,869	(33,117)	(10,082)	462,892	591,102	623,057	(1,592,671)	489,050
Net income attributable to noncontrolling interests	—	—	—	—	—	(65,047)	23,866	(41,181)
Net income attributable to Noble Corporation	447,869	(33,117)	(10,082)	462,892	591,102	558,010	(1,568,805)	447,869
Other comprehensive income, net	1,305	—	—	—	—	1,305	(1,305)	1,305
Comprehensive income attributable to Noble Corporation	$449,174	$(33,117)	$(10,082)	$462,892	$591,102	$559,315	$(1,570,110)	$449,174

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months Ended June 30, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$64,269	$—	$—	$755,585	$(48,547)	$771,307
Reimbursables	—	—	8,537	—	—	13,711	-	22,248
Total operating revenues	—	—	72,806	—	—	769,296	(48,547)	793,555
Operating costs and expenses
Contract drilling services	2,792	8,302	17,864	23,389	—	315,167	(48,547)	318,967
Reimbursables	—	—	3,299	—	—	14,353	—	17,652
Depreciation and amortization	—	—	20,683	—	—	138,114	—	158,797
General and administrative	482	3,672	—	9,045	1	309	—	13,509
Total operating costs and expenses	3,274	11,974	41,846	32,434	1	467,943	(48,547)	508,925
Operating income (loss)	(3,274)	(11,974)	30,960	(32,434)	(1)	301,353	—	284,630
Other income (expense)
Total income (loss) of unconsolidated affiliates	187,575	34,898	37,017	248,725	164,049	—	(672,264)	—
Interest expense, net of amounts capitalized	(21,133)	(1,229)	(3,310)	(60,552)	(7,753)	(14,215)	50,727	(57,465)
Interest income and other, net	3,743	(1)	14,275	21,011	1,414	8,384	(50,727)	(1,901)
Income before income taxes	166,911	21,694	78,942	176,750	157,709	295,522	(672,264)	225,264
Income tax provision	—	(17,592)	(1,397)	—	—	(20,547)	—	(39,536)
Net income	166,911	4,102	77,545	176,750	157,709	274,975	(672,264)	185,728
Net income attributable to noncontrolling interests	—	—	—	—	—	(27,360)	8,543	(18,817)
Net income attributable to Noble Corporation	166,911	4,102	77,545	176,750	157,709	247,615	(663,721)	166,911
Other comprehensive income, net	5,608	—	—	—	—	5,608	(5,608)	5,608
Comprehensive income attributable to Noble Corporation	$172,519	$4,102	$77,545	$176,750	$157,709	$253,223	$(669,329)	$172,519

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six months Ended June 30, 2015

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$139,328	$—	$—	$1,493,392	$(82,052)	$1,550,668
Reimbursables	—	—	10,916	—	—	36,313	—	47,229
Total operating revenues	—	—	150,244	—	—	1,529,705	(82,052)	1,597,897
Operating costs and expenses
Contract drilling services	4,607	16,593	47,242	46,228	—	605,828	(82,052)	638,446
Reimbursables	—	—	4,781	—	—	33,028	—	37,809
Depreciation and amortization	—	—	38,051	—	—	274,612	—	312,663
General and administrative	939	7,060	-	17,394	1	323	—	25,717
Total operating costs and expenses	5,546	23,653	90,074	63,622	1	913,791	(82,052)	1,014,635
Operating income (loss)	(5,546)	(23,653)	60,170	(63,622)	(1)	615,914	—	583,262
Other income (expense)
Total income (loss) of unconsolidated affiliates	404,301	66,979	92,041	538,483	343,099	—	(1,444,903)	—
Interest expense, net of amounts capitalized	(45,886)	(2,248)	(6,565)	(108,888)	(13,969)	(27,942)	98,989	(106,509)
Interest income and other, net	6,473	4,831	26,987	41,790	2,813	20,642	(98,989)	4,547
Income before income taxes	359,342	45,909	172,633	407,763	331,942	608,614	(1,444,903)	481,300
Income tax provision	—	(33,685)	(1,776)	—	—	(47,633)	—	(83,094)
Net income	359,342	12,224	170,857	407,763	331,942	560,981	(1,444,903)	398,206
Net income attributable to noncontrolling interests	—	—	—	—	—	(57,824)	18,960	(38,864)
Net income attributable to Noble Corporation	359,342	12,224	170,857	407,763	331,942	503,157	(1,425,943)	359,342
Other comprehensive income, net	245	—	—	—	—	245	(245)	245
Comprehensive income attributable to Noble Corporation	$359,587	$12,224	$170,857	$407,763	$331,942	$503,402	$(1,426,188)	$359,587

NOBLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months Ended June 30, 2016

(in thousands)

						Other
						Non-guarantor
	Noble-					Subsidiaries	Consolidating
	Cayman	NHC	NDH	NHIL	NDS6	of Noble	Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$87,431	$(72,611)	$66,135	$(179,793)	$(7,703)	$985,834	$—	$879,293
Cash flows from investing activities
Capital expenditures	—	—	(44,139)	—	—	(114,770)	—	(158,909)
Proceeds from disposal of assets	—	—	—	—	—	21,190	—	21,190
Net cash from investing activities	—	—	(44,139)	—	—	(93,580)	—	(137,719)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Early repayment of long-term debt	—	—	—	(22,207)	—	—	—	(22,207)
Premiums paid on early repayment of long-term debt	—	—	—	(1,781)	—	—	—	(1,781)
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,088)	—	(41,088)
Distributions to parent company, net	(65,316)	—	—	—	—	—	—	(65,316)
Advances (to) from affiliates	(23,514)	72,611	(23,921)	503,781	7,703	(536,660)	—	—
Net cash from financing activities	(88,830)	72,611	(23,921)	179,793	7,703	(577,748)	—	(430,392)
Net change in cash and cash equivalents	(1,399)	—	(1,925)	—	—	314,506	—	311,182
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$228	$—	$176	$—	$—	$822,573	$—	$822,977

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our financial position at June 30, 2016, and our results of operations for the three and six months ended June 30, 2016 and 2015. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our credit facility or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, construction and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview

We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet consisted of 14 jackups, eight drillships and eight semisubmersibles.

We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of June 30, 2016, our contract drilling services segment conducted operations in the United States, the North Sea, the Mediterranean, the Black Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.

Outlook

The business environment for offshore drillers during the first six months of 2016 remained challenging. The rig capacity imbalance, caused in part by the addition of newbuild units and rigs completing current contracts, continued to increase while customer demand for these rigs has remained weak. Beginning in June 2014, the price of oil, a key factor in determining customer activity levels, began to decline rapidly, with the Brent crude price declining from approximately $112 per barrel on June 30, 2014 to as low as $30 per barrel in January 2016, before improving to $50 per barrel on June 30, 2016. The price improvement during the first six months of 2016 from the January lows is not expected to stimulate customer spending on offshore projects in 2016. The offshore drilling programs of operators are expected to remain curtailed, especially exploration activity, until higher, sustainable prices are achieved. Until then, further deterioration in rig utilization and dayrates is possible. While there have been a number of rig retirements in the industry since 2014, and more are expected over the next two years, the rig capacity imbalance has not been eliminated and is expected to be exacerbated by the remaining newbuild units that have yet to be delivered.

We expect that the business environment for the remainder of 2016 and into 2017 will remain challenging and could potentially deteriorate further. The present level of global economic activity, a lack of production cuts within the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including the U.S., and the recent Brexit vote in the UK are contributing to an uncertain oil price environment, leading to a persistent disruption in our customers’ exploration and production spending plans. Capital expenditures undertaken by the offshore drilling industry in recent years have increased the supply of drilling rigs, and current and expected demand from customers during the remainder of 2016 is not expected to support this current supply. In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when there will be higher demand for contract drilling services or a decline in the supply of available drilling rigs. While current market conditions persist, we will continue to focus on operating efficiency, cost control and managing liquidity and could stack or retire additional drilling rigs.

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

Over the past five years, we have expanded our offshore deepwater drilling and high-specification jackup capabilities through the construction of rigs. We took delivery of our remaining newbuild project, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, on July 15, 2016. The Noble Lloyd Noble is scheduled to commence operations under a four-year contract in the North Sea during the fourth quarter of 2016. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also plan to continue to evaluate opportunities as they arise from time to time to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly more complex drilling programs required by our customers.

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

In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The settlement agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore’s bankruptcy plan by a bankruptcy court. The court is not expected to rule on the plan until late September 2016. For additional information regarding the Spin-off and the settlement agreement with Paragon Offshore, see Note 2 and Note 14 to the consolidated financial statements included in this report.

Contract Drilling Services Backlog

We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of June 30, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2016 (1)	2017	2018	2019	2020-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (4)(6)	$3,811	$552	$723	$658	$508	$1,370
Jackups (3)	1,310	281	469	285	159	116
Total (2)	$5,121	$833	$1,192	$943	$667	$1,486
Percent of Available Days Committed (5)
Semisubmersibles/Drillships		40%	27%	25%	20%	13%
Jackups		85%	68%	36%	7%	1%
Total		60%	46%	30%	14%	8%

(1)	Represents a six month period beginning July 1, 2016.
(2)

Some of our drilling contracts provide the customer with certain early termination rights and, in very limited cases, these termination rights require minimal or no notice or financial penalties. However, as of July 22, 2016, we have not received any notification of contract cancellations. The termination of the drilling contracts for the Noble Sam Croft and the Noble Tom Madden are reflected in the backlog shown above.

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

(4)

Three of our long-term contracts with Shell, relating to the Noble Bully II, the Noble Globetrotter I and the Noble Globetrotter II, respectively, contain dayrate adjustment clauses after the initial five-year contract term. After the initial five-year term, dayrates adjust up or down every six months based on a discount to a market basket of comparable dayrates, all as defined in the contracts. These contracts commence indexing in April 2017, July 2017 and September 2018 for the Noble Bully II, the Noble Globetrotter I and the Noble Globetrotter II, respectively. There can be no assurance regarding the level of future dayrates under these market-indexed contracts. For every $50,000 change in dayrate under one of these contracts, our backlog would be adjusted by approximately $91 million. The backlog shown herein assumes the initial dayrate continues for the entirety of the contract given the uncertainty surrounding the level of dayrates through the end of the respective terms, although we do expect the initial adjustments in 2017 to be materially lower than the initial five-year term rates.  Should the adverse market conditions persist into 2018 or beyond, we would also expect a material reduction to the dayrates for those rigs as compared to the initial five-year term rates.

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

(6)

Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Under the terms of the joint venture agreements, each party has an equal 50 percent share in both rigs. As of June 30, 2016, the combined amount of backlog for these rigs totals approximately $1.1 billion, all of which is included in our backlog. Noble’s proportional interest in the backlog for these rigs totals $545 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts.  A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract.  It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of June 30, 2016, our contract drilling services backlog did not include any letters of intent.

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

As of June 30, 2016, Shell and Statoil ASA represented approximately 73 percent and 12 percent of our backlog, respectively.

Results of Operations

For the Three Months Ended June 30, 2016 and 2015

Net income attributable to Noble-UK for the three months ended June 30, 2016 (the “Current Quarter”) was $323 million, or $1.28 per diluted share, on operating revenues of $895 million, compared to net income for the three months ended June 30, 2015 (the “Comparable Quarter”) of $159 million, or $0.64 per diluted share, on operating revenues of $794 million.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended June 30, 2016 and 2015 was $7 million and $9 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2016 and 2015:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Three Months Ended		Three Months Ended			Three Months Ended
	June 30,		June 30,			June 30,
	2016	2015	2016	2015	% Change	2016		2015	% Change
Jackups	83%	84%	981	993	-1%	$136,041		$171,482	-21%
Semisubmersibles	16%	63%	115	455	-75%	290,106		403,319	-28%
Drillships	86%	100%	626	819	-24%	1,134,011	(3)	509,783	122%
Total	65%	83%	1,722	2,267	-24%	$509,145	(3)	$340,217	50%

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
(3)

Average dayrates for the three months ended June 30, 2016 includes amounts received relating to the contract cancellation, as well as the termination date valuation of certain contingent payments, for the Noble Sam Croft and Noble Tom Madden contract settlement and termination by and among Freeport-McMoRan Inc. (“FCX”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries (“FCX Settlement”). Exclusive of these items, the average dayrate for the three months ended June 30, 2016 would have been $506,146 and $280,884 for drillships and the total fleet, respectively.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	June 30		Change
	2016	2015	$	%
Operating revenues:
Contract drilling services	$876,697	$771,307	$105,390	14%
Reimbursables (1)	17,933	22,248	(4,315)	-19%
Other	153	—	153	**
	$894,783	$793,555	$101,228	13%
Operating costs and expenses:
Contract drilling services	$244,176	$319,207	$(75,031)	-24%
Reimbursables (1)	14,298	17,652	(3,354)	-19%
Depreciation and amortization	145,237	153,579	(8,342)	-5%
General and administrative	19,033	22,424	(3,391)	-15%
Loss on impairment	16,616	—	16,616	**
	439,360	512,862	(73,502)	-14%
Operating income	$455,423	$280,693	$174,730	62%

(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a 50 percent increase in average dayrates, which increased revenues by $290 million. As indicated above, excluding the impact of the FCX Settlement, our average dayrates actually decreased in the Current Quarter as compared to the Comparable Quarter. Additionally, a 24 percent decrease in operating days reduced revenues by $185 million.

The increase in contract drilling services revenues related to our drillships, which generated $292 million more revenue than in the Comparable Quarter. This was partially offset by our semisubmersibles and jackups, which generated $150 million and $37 million less revenue, respectively, than in the Comparable Quarter.

During the Current Quarter, we recognized $393 million of dayrate revenues related to the FCX Settlement, of which $14 million related to the termination date valuation of certain contingent payments. Excluding these items, drillship revenues decreased by $101 million driven by a 24 percent decrease in operating days and a 1 percent decrease in average dayrates, resulting in decreases in revenues of $99 million and $2 million, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was the result of the retirement and subsequent sale of the Noble Discoverer, which operated in the Comparable Quarter, as well as the contract cancellations of the Noble Sam Croft and the Noble Tom Madden in the Current Quarter. Additionally, unfavorable dayrate changes on contracts across the drillship fleet contributed to the decrease in average dayrates. This was partially offset by a $4 million change in valuation of the contingent payments from the FCX Settlement between the termination date (May 10, 2016) and June 30, 2016.

The $150 million decrease in semisubmersible revenue was driven by a 75 percent decline in operating days and a 28 percent decline in average dayrates, resulting in a $137 million and a $13 million decline in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was attributable to the contract completions for the Noble Clyde Boudreaux, the Noble Jim Day, the Noble Amos Runner, the Noble Danny Adkins and the Noble Dave Beard, each of which has not returned to work since those completions. The decrease in revenues was partially offset by the Noble Paul Romano, which operated during the Current Quarter but was off contract during the Comparable Quarter.

The $37 million decrease in jackup revenues was driven by a 21 percent decline in average dayrates and a 1 percent decline in operating days, resulting in a $35 million and a $2 million decline in revenues, respectively, from the Comparable Quarter. The decrease in both average dayrates and operating days was primarily driven by the Noble Regina Allen, which was off contract during the Current Quarter but operated during the Comparable Quarter, and the retirement and subsequent sale of the Noble Charles Copeland, which operated in the Comparable Quarter. Additionally, unfavorable dayrate changes on contracts across the jackup fleet contributed to the decrease in average dayrates. This was partially offset by the commencement of the newbuilds, the Noble Tom Prosser and the Noble Sam Hartley, which commenced their contracts in October 2015 and January 2016, respectively.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $75 million for the Current Quarter as compared to the Comparable Quarter.  This was due to decreased costs of $57 million related to idle or stacked rigs and $22 million related to the retirement of the Noble Discoverer, the Noble Jim Thompson, the Noble Driller, the Noble Charles Copeland and the Noble Paul Wolff. This was partially offset by crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $11 million in expense in the Current Quarter. The remaining $7 million decrease in costs was driven by decreases of $5 million in repair and maintenance costs, $5 million in labor related costs and $8 million in other rig-related expenses. This was partially offset by a cost increase of $11 million in the Current Quarter from the accelerated recognition of deferred mobilization and other expenses resulting from the FCX Settlement.

The $8 million decrease in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to the retirement of the five rigs discussed above, partially offset by the newbuild rigs placed in service.

Loss on impairment of $17 million in the Current Quarter was a result of our decision to dispose of certain capital spare equipment.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $3 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of decreased employee related costs of $5 million, partially offset by increased professional fees of $2 million.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, was $57 million in both the Current Quarter and the Comparable Quarter.  Interest increases related to an increase in applicable interest rates on the senior notes issued in March 2015 due to the downgrading of our credit rating below investment grade during the Current Quarter, as well as lower capitalized interest in the Current Quarter as compared to the Comparable Quarter due to the completion of construction of two newbuild jackups. During the Current Quarter, we capitalized approximately 6 percent of total interest charges versus approximately 10 percent during the Comparable Quarter. These expense increases were fully offset by the repayment of our maturing $350 million 3.45% Senior Notes and our $300 million 3.05% Senior Notes in August 2015 and March 2016, respectively, and the Current Quarter retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer.

Gain on extinguishment of debt, net. In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a gain of approximately $11 million during the Current Quarter.

Income Tax Provision. Our income tax provision increased $17 million in the Current Quarter, of which $55 million related to the FCX Settlement, the impairment of certain capital spare equipment, the retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer and a discrete tax item in the Current Quarter. Excluding the impact of these items, taxes decreased by $38 million as a result of lower pre-tax income and a lower effective tax rate than in the Comparable Quarter. The decreases in pre-tax earnings and the worldwide effective tax rate generated a $35 million and a $3 million decrease in income tax expense, respectively, in the Current Quarter. The decrease in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the Current Quarter.

For the Six Months Ended June 30, 2016 and 2015

Net income attributable to Noble-UK for the six months ended June 30, 2016 (the “Current Period”) was $428 million, or $1.70 per diluted share, on operating revenues of $1.5 billion, compared to net income for the six months ended June 30, 2015 (the “Comparable Period”) of $337 million, or $1.36 per diluted share, on operating revenues of $1.6 billion.

As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Period and the Comparable Period, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the six months ended June 30, 2016 and 2015 was $19 million and $24 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2016 and 2015:

	Average Rig		Operating			Average
	Utilization (1)		Days (2)			Dayrates
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,			June 30,
	2016	2015	2016	2015	% Change	2016		2015	% Change
Jackups	84%	88%	1,962	1,983	-1%	$135,455		$172,090	-21%
Semisubmersibles	32%	64%	465	948	-51%	266,535		397,839	-33%
Drillships	93%	100%	1,354	1,629	-17%	796,427	(3)	511,014	56%
Total	72%	85%	3,781	4,560	-17%	$388,253	(3)	$340,089	14%

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
(3)

Average dayrates for the six months ended June 30, 2016 includes the impact of the FCX Settlement. Exclusive of these items, the average dayrate for the six months ended June 30, 2016 would have been $506,143 and $284,307 for drillships and the total fleet, respectively.

Contract Drilling Services

The following table sets forth the operating results for our contract drilling services segment for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2016	2015	$	%
Operating revenues:
Contract drilling services	$1,468,064	$1,550,668	$(82,604)	-5%
Reimbursables (1)	38,539	47,229	(8,690)	-18%
Other	153	—	153	**
	$1,506,756	$1,597,897	$(91,141)	-6%
Operating costs and expenses:
Contract drilling services	$495,424	$640,957	$(145,533)	-23%
Reimbursables (1)	30,304	37,809	(7,505)	-20%
Depreciation and amortization	289,266	301,787	(12,521)	-4%
General and administrative	38,573	46,362	(7,789)	-17%
Loss on impairment	16,616	—	16,616	**
	870,183	1,026,915	(156,732)	-15%
Operating income	$636,573	$570,982	$65,591	11%

(1)

We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a 17 percent decrease in operating days, which reduced revenues by $265 million. The decrease in revenues during the Current Period was partially offset by a 14 percent increase in average dayrates, which increased revenues by $182 million. As indicated above, excluding the impact of the FCX Settlement, our average dayrates actually decreased in the Current Period as compared to the Comparable Period.

The decrease in contract drilling services revenues were related to our semisubmersibles and jackups, which generated $253 million and $75 million less revenue, respectively, than in the Comparable Period. This reduction in contract drilling services revenues was partially offset by our drillships, which generated $245 million more revenue than in the Comparable Period.

The $253 million decrease in semisubmersible revenue was driven by a 51 percent decline in operating days and a 33 percent decline in average dayrates, resulting in a $192 million and $61 million decline in revenues, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was primarily attributable to the Current Period contract completions for the Noble Clyde Boudreaux, the Noble Jim Day, the Noble Amos Runner, the Noble Danny Adkins and the Noble Dave Beard. The decrease in revenue was partially offset by the Noble Paul Romano, which operated during the Current Period but was off contract during the Comparable Period.

The $75 million decrease in jackup revenues was driven by a 21 percent decrease in average dayrates and a 1 percent decrease in operating days, resulting in a $72 million and a $3 million decrease in revenues, respectively, from the Comparable Period. The decrease in both average dayrates and operating days was primarily driven by the Noble Regina Allen, which was off contract during the Current Period but operated during the Comparable Period, and the retirement and subsequent sale of the Noble Charles Copeland, which operated in the Comparable Period. Additionally, unfavorable dayrate changes on contracts across the jackup fleet contributed to the decrease in average dayrates. This was partially offset by the commencement of the newbuilds, the Noble Tom Prosser and the Noble Sam Hartley, which commenced their contracts in October 2015 and January 2016, respectively.

During the Current Period, we recognized $393 million of dayrate revenues related to the FCX Settlement, of which $14 million related to the termination date valuation of the contingent payments. Excluding these items, drillship revenues decreased by $148 million driven by a 17 percent decrease in operating days and a 1 percent decrease in average dayrates, resulting in a $141 million and a $7 million decrease in revenues, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was the result of the retirement and subsequent sale of the Noble Discoverer, which operated in the Comparable Period, as well as the contract cancellations of the Noble Sam Croft and the Noble Tom Madden in the Current Period. Additionally, unfavorable dayrate changes on contracts across the drillship fleet contributed to the decrease in average dayrates. This was partially offset by a $4 million change in valuation of the contingent payments from the FCX Settlement between the termination date (May 10, 2016) and June 30, 2016.

Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $146 million for the Current Period as compared to the Comparable Period.  This was due to decreased costs of $105 million related to idle or stacked rigs and $56 million related to the retirement of the Noble Discoverer, the Noble Jim Thompson, the Noble Driller, the Noble Charles Copeland and the Noble Paul Wolff. This was partially offset by crew-up and operating expenses for our newbuild rigs as they commenced operating under contracts, which added approximately $19 million in expense in the Current Period. The remaining $4 million decrease in costs was driven by decreases of $8 million in repair and maintenance costs and $7 million in other rig-related expenses. This was partially offset by a cost increase of $11 million in the Current Period from the accelerated recognition of deferred mobilization and other expenses resulting from the FCX Settlement.

The $13 million decrease in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to the retirement of the five rigs discussed above, partially offset by the newbuild rigs placed in service.

Loss on impairment of $17 million in the Current Period was a result of our decision to dispose of certain capital spare equipment.

Other Income and Expenses

General and administrative expenses. Overall, general and administrative expenses decreased $8 million in the Current Period as compared to the Comparable Period primarily as a result of decreased employee related costs.

Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $8 million in the Current Period as compared to the Comparable Period. The increase is a result of a full period of interest in respect of the senior notes issued in March 2015, an increase in applicable interest rates on those senior notes due to the downgrading of our credit rating below investment grade during the Current Period, as well as lower capitalized interest in the Current Period as compared to the Comparable Period due to the completion of construction of two newbuild jackups. During the Current Period, we capitalized approximately 6 percent of total interest charges versus approximately 10 percent during the Comparable Period. These expense increases were partially offset by the repayment of our maturing $350 million 3.45% Senior Notes and our $300 million 3.05% Senior Notes in August 2015 and March 2016, respectively, decreased activity on the credit facility and commercial paper program in the Current Period as compared to the Comparable Period and the Current Period retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer.

Gain on extinguishment of debt, net. In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a gain of approximately $11 million during the Current Period.

Income Tax Provision. Our income tax provision decreased $33 million in the Current Period, of which $27 million related to the FCX Settlement, the impairment of certain capital spare equipment, the retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer and discrete tax items in the Current Period. Excluding the impact of these items, taxes decreased by $60 million as a result of lower pre-tax income and a lower effective tax rate than in the Comparable Period. The decreases in pre-tax earnings and the worldwide effective tax rate generated a $57 million and a $3 million decrease in income tax expense, respectively, in the Current Period. The decrease in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the Current Period.

Liquidity and Capital Resources

Overview

Net cash from operating activities was $862 million for the six months ended June 30, 2016 (“Current Period”) and $768 million for the six months ended June 30, 2015 (“Comparable Period”). The increase in net cash from operating activities in the Current Period was primarily attributable to decreases in accounts receivable mainly from the FCX Settlement. We had working capital of $535 million and $377 million at June 30, 2016 and December 31, 2015, respectively.

Net cash used in investing activities in the Current Period was $138 million as compared to $209 million in the Comparable Period. The variance primarily relates to lower capital expenditures related to our major projects and newbuild expenditures and proceeds from the disposal of assets in the Current Period.

Net cash used in financing activities in the Current Period was $413 million as compared to $380 million in the Comparable Period. During the Current Period, our primary uses of cash included the repayment of our maturing $300 million 3.05% Senior Notes, coupled with shareholder dividend payments of approximately $43 million, and dividends paid to noncontrolling interests of approximately $41 million. Our total debt as a percentage of total debt plus equity was 35 percent at June 30, 2016, down from 38 percent at December 31, 2015 as a result of the repayment of certain maturing notes in 2016.

Our principal source of capital in the Current Period was cash generated from operating activities. Cash generated during the Current Period was primarily used for the following:

•	normal recurring operating expenses;
•	repayment of our maturing $300 million 3.05% Senior Notes;
•	capital expenditures; and
•	payment of our quarterly dividends.

Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;
•	committed and discretionary capital expenditures;
•	repayment of debt; and
•	payments of dividends.

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

At June 30, 2016, we had a total contract drilling services backlog of approximately $5.1 billion. Our backlog as of June 30, 2016 includes a commitment of 60 percent of available days for the remainder of 2016 and 46 percent of available days for 2017. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”

Capital Expenditures

Capital expenditures, including capitalized interest, totaled $121 million and $170 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures during the first six months of 2016 consisted of the following:

•	$94 million for sustaining capital, upgrades and replacements to drilling equipment, major projects and subsea related expenditures;
•	$20 million in newbuild expenditures, including costs for the Noble Lloyd Noble and trailing costs on our recently completed newbuilds; and
•	$7 million in capitalized interest.

Our total capital expenditure estimate for 2016 is approximately $675 million.

In connection with our capital expenditure program, as of June 30, 2016, we had outstanding commitments, including shipyard and purchase commitments, for approximately $559 million, including the final payment on the Noble Lloyd Noble, all of which we expect to spend within the next twelve months. On July 15, 2016, we took delivery of the Noble Lloyd Noble and made the final payment of $409 million.

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

Dividends

Our most recent quarterly dividend payment to shareholders, totaling approximately $5 million (or $0.02 per share), was declared on April 22, 2016 and paid on May 9, 2016 to holders of record on May 2, 2016.

On July 22, 2016, our Board of Directors approved the payment of a quarterly dividend to shareholders of $0.02 per share. The payment is expected to total approximately $5 million, based on the number of shares currently outstanding.

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

Credit Facility and Senior Unsecured Notes

Credit Facility and Commercial Paper Program

We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At June 30, 2016, we had no letters of credit issued under the facility.

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

As of June 30, 2016, we had no amounts drawn on our credit facility.

Our credit facility and certain of our senior notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings.

Senior Unsecured Notes

Our total debt related to senior unsecured notes was $4.2 billion at June 30, 2016 as compared to $4.5 billion at December 31, 2015. The decrease in senior unsecured notes outstanding is a result of the March 2016 repayment of our maturing $300 million 3.05% Senior Notes using cash on hand.

In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on the Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, effective the first day of each interest period after which the downgrade occurred. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 75 basis points). Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit rating.

In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million during the three and six months ended June 30, 2016, which is reflected as “Gain on extinguishment of debt, net” in the accompanying Consolidated Statements of Income.

Our $300 million 2.50% Senior Notes mature during the first quarter of 2017. We anticipate using cash on hand to repay the outstanding balances.

Covenants

The credit facility is guaranteed by Noble Holding International Limited and Noble Holding Corporation. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At June 30, 2016, our ratio of debt to total tangible capitalization was approximately 0.35. We were in compliance with all covenants under the credit facility as of June 30, 2016.

In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets.  In addition, there are restrictions on incurring or assuming certain liens and entering into sale and lease-back transactions.  At June 30, 2016, we were in compliance with all of our debt covenants.  We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. A number of amendments have been issued in connection with ASU No. 2014-09, all of which are effective upon adoption of Topic 606. In March 2016 and April 2016, the FASB issued clarification amendments ASU No. 2016-08 and ASU No. 2016-10 which clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. In May 2016, the FASB issued ASU No. 2016-11 and ASU No. 2016-12 which rescind certain SEC Staff Observer comments that are codified in Topic 605, “Revenue Recognition,” and Topic 932, “Extractive Activities—Oil and Gas” and provide improvements to narrow aspects of ASU No. 2014-09, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on borrowings under the credit facility and commercial paper program. Interest on borrowings under the credit facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At June 30, 2016, we had no borrowings outstanding under our credit facility and commercial paper program, which is supported by the credit facility.

Access to our commercial paper program is dependent upon our credit ratings. As a result of our credit ratings being below investment grade, we are currently prohibited from accessing the commercial paper market.

In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on the Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, effective the first day of each interest period after which the downgrade occurred. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 75 basis points). Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit rating.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perceptions of our credit risk. The fair value of our total debt was $3.1 billion and $3.3 billion at June 30, 2016 and December 31, 2015, respectively. The decrease in the fair value of debt primarily relates to the repayment of our maturing $300 million 3.05% Senior Notes, which matured in March 2016.

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

Several of our regions, including our operations in the North Sea and Australia, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2016 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $25 million at June 30, 2016. Total unrealized losses related to these forward contracts were approximately $1 million as of June 30, 2016 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $3 million.

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

Item 4. Controls and Procedures

David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and Dennis J. Lubojacky, Chief Financial Officer, Vice President, Controller and Treasurer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-UK’s disclosure controls and procedures were effective as of June 30, 2016. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2016. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Notes 6 and 14 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended June 30, 2016, there were no repurchases by Noble-UK of its shares.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	August 8, 2016
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Chief Financial Officer, Vice President, Controller and Treasurer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	August 8, 2016
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

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

Exhibit
Number	Exhibit

10.6

Definitive Settlement Agreement, dated as of April 29, 2016, by and between Paragon Offshore plc and Noble-UK (filed as Exhibit 10.7 to Noble-UK’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference).

10.7

Settlement and Termination Agreement, dated as of May 10, 2016, by and among Freeport-McMoRan Inc., Freeport-McMoRan Oil & Gas LLC and Noble Drilling (U.S.) LLC (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 10, 2016 and incorporated herein by reference).

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