Form 10-Q
period 2016-09-30
Noble Corp plc; NOBLE CORP
filed 2016-11-07
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-36211
_____________________________________________________________________________________________________
Noble Corporation plc
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________

England and Wales (Registered Number 08354954)	98-0619597
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Devonshire House, 1 Mayfair Place, London, England, W1J8AJ
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: +44 20 3300 2300
Commission file number: 001-31306
_____________________________________________________________________________________________________
Noble Corporation
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Suite 3D Landmark Square, 64 Earth Close, P.O. Box 31327 George Town, Grand Cayman, Cayman Islands, KY1-1206
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (345) 938-0293
_______________________________________________________________________________________________
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at October 21, 2016: Noble Corporation plc —243,233,371
Number of shares outstanding: Noble Corporation — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$426,052	$512,245
Accounts receivable	319,567	498,931
Taxes receivable	35,387	55,525
Prepaid expenses and other current assets	102,778	173,917
Total current assets	883,784	1,240,618
Property and equipment, at cost	14,604,796	14,056,323
Accumulated depreciation	(3,013,008)	(2,572,700)
Property and equipment, net	11,591,788	11,483,623
Other assets	108,566	141,404
Total assets	$12,584,138	$12,865,645
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,762	$299,924
Accounts payable	114,392	223,221
Accrued payroll and related costs	53,377	81,464
Taxes payable	98,019	87,940
Interest payable	46,040	72,961
Other current liabilities	72,528	98,074
Total current liabilities	684,118	863,584
Long-term debt	3,830,224	4,162,638
Deferred income taxes	11,487	92,797
Other liabilities	300,326	324,396
Total liabilities	4,826,155	5,443,415
Commitments and contingencies
Shareholders' equity
Shares; 243,233 and 241,977 shares outstanding	2,432	2,420
Additional paid-in capital	646,601	628,483
Retained earnings	6,457,071	6,131,501
Accumulated other comprehensive loss	(61,169)	(63,175)
Total shareholders' equity	7,044,935	6,699,229
Noncontrolling interests	713,048	723,001
Total equity	7,757,983	7,422,230
Total liabilities and equity	$12,584,138	$12,865,645

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues
Contract drilling services	$373,257	$873,813	$1,841,321	$2,424,481
Reimbursables	11,733	22,858	50,272	70,087
Other	163	—	316	—
	385,153	896,671	1,891,909	2,494,568
Operating costs and expenses
Contract drilling services	207,204	293,067	702,628	934,024
Reimbursables	9,142	17,783	39,446	55,592
Depreciation and amortization	155,242	160,652	455,907	473,913
General and administrative	15,773	15,196	54,346	61,558
Loss on impairment	—	—	16,616	—
	387,361	486,698	1,268,943	1,525,087
Operating income (loss)	(2,208)	409,973	622,966	969,481
Other income (expense)
Interest expense, net of amount capitalized	(52,569)	(54,687)	(166,975)	(161,196)
Gain on extinguishment of debt, net	—	—	11,066	—
Interest income and other, net	540	30,934	(1,443)	37,085
Income (loss) before income taxes	(54,237)	386,220	465,614	845,370
Income tax benefit (provision)	10,002	(41,789)	(40,317)	(124,641)
Net income (loss)	(44,235)	344,431	425,297	720,729
Net income attributable to noncontrolling interests	(10,846)	(18,624)	(52,027)	(57,488)
Net income (loss) attributable to Noble Corporation plc	$(55,081)	$325,807	$373,270	$663,241
Per share data:
Basic:	$(0.23)	$1.32	$1.48	$2.68
Diluted:	$(0.23)	$1.32	$1.48	$2.68

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(44,235)	$344,431	$425,297	$720,729
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(543)	(2,694)	263	(4,568)
Foreign currency forward contracts	463	(1,271)	(605)	(1,362)
Amortization of deferred pension plan amounts (net of tax provision of $408 and $575 for the three months ended September 30, 2016 and 2015, respectively, and $1,227 and $1,723 for the nine months ended September 30, 2016 and 2015, respectively)	781	1,106	2,348	3,316
Other comprehensive income (loss), net	701	(2,859)	2,006	(2,614)
Net comprehensive income attributable to noncontrolling interests	(10,846)	(18,624)	(52,027)	(57,488)
Comprehensive income (loss) attributable to Noble Corporation plc	$(54,380)	$322,948	$375,276	$660,627

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$425,297	$720,729
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	455,907	473,913
Loss on impairment	16,616	—
Gain on extinguishment of debt, net	(11,066)	—
Deferred income taxes	(82,774)	(76,012)
Amortization of share-based compensation	27,222	30,296
Net change in other assets and liabilities	131,473	103,299
Net cash from operating activities	962,675	1,252,225
Cash flows from investing activities
Capital expenditures	(592,038)	(280,048)
Change in accrued capital expenditures	(41,235)	(43,440)
Proceeds from disposal of assets	23,390	2,535
Net cash from investing activities	(609,883)	(320,953)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,123,495)
Issuance of senior notes	—	1,092,728
Debt issuance costs on senior notes and credit facilities	—	(16,070)
Repayment of long-term debt	(300,000)	(350,000)
Early repayment of long-term debt	(22,207)	—
Premiums paid on early repayment of long-term debt	(1,781)	—
Dividend payments	(47,534)	(278,443)
Dividends paid to noncontrolling interests	(61,980)	(57,048)
Repurchases of shares	—	(100,630)
Employee stock transactions	(5,483)	(2,394)
Net cash from financing activities	(438,985)	(835,352)
Net change in cash and cash equivalents	(86,193)	95,920
Cash and cash equivalents, beginning of period	512,245	68,510
Cash and cash equivalents, end of period	$426,052	$164,430

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$(69,418)	$722,304	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	30,296	—	—	—	30,296
Issuance of share-based compensation shares	678	7	(4,157)	—	—	—	(4,150)
Tax benefit of equity transactions	—	—	(2,401)	—	—	—	(2,401)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	663,241	—	57,488	720,729
Dividends paid to noncontrolling interests	—	—	—	—	—	(57,048)	(57,048)
Dividends	—	—	—	(278,443)	—	—	(278,443)
Other comprehensive loss, net	—	—	—	—	(2,614)	—	(2,614)
Balance at September 30, 2015	241,970	$2,420	$618,808	$6,320,833	$(72,032)	$722,744	$7,592,773
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	27,222	—	—	—	27,222
Issuance of share-based compensation shares	1,256	12	(3,609)	—	—	—	(3,597)
Tax benefit of equity transactions	—	—	(5,495)	—	—	—	(5,495)
Net income	—	—	—	373,270	—	52,027	425,297
Dividends paid to noncontrolling interests	—	—	—	—	—	(61,980)	(61,980)
Dividends	—	—	—	(47,700)	—	—	(47,700)
Other comprehensive income, net	—	—	—	—	2,006	—	2,006
Balance at September 30, 2016	243,233	$2,432	$646,601	$6,457,071	$(61,169)	$713,048	$7,757,983

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$425,749	$511,795
Accounts receivable	319,567	498,931
Taxes receivable	35,387	55,442
Prepaid expenses and other current assets	98,995	168,469
Total current assets	879,698	1,234,637
Property and equipment, at cost	14,604,796	14,054,558
Accumulated depreciation	(3,013,008)	(2,572,331)
Property and equipment, net	11,591,788	11,482,227
Other assets	101,564	132,319
Total assets	$12,573,050	$12,849,183
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$299,762	$299,924
Accounts payable	114,117	221,077
Accrued payroll and related costs	53,337	81,364
Taxes payable	98,019	88,108
Interest payable	46,040	72,961
Other current liabilities	71,859	96,331
Total current liabilities	683,134	859,765
Long-term debt	3,830,224	4,162,638
Deferred income taxes	11,487	92,797
Other liabilities	295,443	319,512
Total liabilities	4,820,288	5,434,712
Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	586,605	561,309
Retained earnings	6,488,153	6,167,211
Accumulated other comprehensive loss	(61,169)	(63,175)
Total shareholder equity	7,039,714	6,691,470
Noncontrolling interests	713,048	723,001
Total equity	7,752,762	7,414,471
Total liabilities and equity	$12,573,050	$12,849,183

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues
Contract drilling services	$373,257	$873,813	$1,841,321	$2,424,481
Reimbursables	11,733	22,858	50,272	70,087
Other	163	—	1,016	—
	385,153	896,671	1,892,609	2,494,568
Operating costs and expenses
Contract drilling services	206,072	292,479	697,596	930,925
Reimbursables	9,142	17,783	39,446	55,592
Depreciation and amortization	155,242	160,383	455,853	473,046
General and administrative	12,033	10,376	36,491	36,093
Loss on impairment	—	—	16,616	—
	382,489	481,021	1,246,002	1,495,656
Operating income	2,664	415,650	646,607	998,912
Other income (expense)
Interest expense, net of amount capitalized	(52,569)	(54,687)	(166,975)	(161,196)
Gain on extinguishment of debt, net	—	—	11,066	—
Interest income and other, net	568	31,066	(1,368)	35,613
Income (loss) before income taxes	(49,337)	392,029	489,330	873,329
Income tax benefit (provision)	9,307	(41,868)	(40,310)	(124,962)
Net income (loss)	(40,030)	350,161	449,020	748,367
Net income attributable to noncontrolling interests	(10,846)	(18,624)	(52,027)	(57,488)
Net income (loss) attributable to Noble Corporation	$(50,876)	$331,537	$396,993	$690,879

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(40,030)	$350,161	$449,020	$748,367
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(543)	(2,694)	263	(4,568)
Foreign currency forward contracts	463	(1,271)	(605)	(1,362)
Amortization of deferred pension plan amounts (net of tax provision of $408 and $575 for the three months ended September 30, 2016 and 2015, respectively, and $1,227 and $1,723 for the nine months ended September 30, 2016 and 2015, respectively)	781	1,106	2,348	3,316
Other comprehensive income (loss), net	701	(2,859)	2,006	(2,614)
Net comprehensive income attributable to noncontrolling interests	(10,846)	(18,624)	(52,027)	(57,488)
Comprehensive income (loss) attributable to Noble Corporation	$(50,175)	$328,678	$398,999	$688,265

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$449,020	$748,367
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	455,853	473,046
Loss on impairment	16,616	—
Gain on extinguishment of debt, net	(11,066)	—
Deferred income taxes	(82,774)	(76,012)
Capital contribution by parent - share-based compensation	25,296	21,875
Net change in other assets and liabilities	132,911	78,821
Net cash from operating activities	985,856	1,246,097
Cash flows from investing activities
Capital expenditures	(592,038)	(280,048)
Change in accrued capital expenditures	(41,235)	(43,440)
Proceeds from disposal of assets	23,390	2,535
Net cash from investing activities	(609,883)	(320,953)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	(1,123,495)
Issuance of senior notes	—	1,092,728
Debt issuance costs on senior notes and credit facilities	—	(16,070)
Repayment of long-term debt	(300,000)	(350,000)
Premiums paid on early repayment of long-term debt	(1,781)	—
Early repayment of long-term debt	(22,207)	—
Dividends paid to noncontrolling interests	(61,980)	(57,048)
Distributions to parent company, net	(76,051)	(372,799)
Net cash from financing activities	(462,019)	(826,684)
Net change in cash and cash equivalents	(86,046)	98,460
Cash and cash equivalents, beginning of period	511,795	65,780
Cash and cash equivalents, end of period	$425,749	$164,240

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$(69,418)	$722,304	$7,218,782
Distributions to parent company, net	—	—	—	(372,799)	—	—	(372,799)
Capital contribution by parent - share-based compensation	—	—	21,875	—	—	—	21,875
Net income	—	—	—	690,879	—	57,488	748,367
Dividends paid to noncontrolling interests	—	—	—	—	—	(57,048)	(57,048)
Other comprehensive loss, net	—	—	—	—	(2,614)	—	(2,614)
Balance at September 30, 2015	261,246	$26,125	$552,532	$6,327,194	$(72,032)	$722,744	$7,556,563
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(76,051)	—	—	(76,051)
Capital contribution by parent - share-based compensation	—	—	25,296	—	—	—	25,296
Net income	—	—	—	396,993	—	52,027	449,020
Dividends paid to noncontrolling interests	—	—	—	—	—	(61,980)	(61,980)
Other comprehensive income, net	—	—	—	—	2,006	—	2,006
Balance at September 30, 2016	261,246	$26,125	$586,605	$6,488,153	$(61,169)	$713,048	$7,752,762

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of September 30, 2016, our contract drilling services segment conducted operations in the United States, the North Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
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
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standards Update (“ASU”) No. 2015-3 on January 1, 2016, unamortized debt issuance costs related to our senior notes of approximately $26 million as of December 31, 2015, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.
Note 2 — Spin-off of Paragon Offshore plc (“Paragon Offshore”)
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.
In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The settlement agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore's bankruptcy plan by the bankruptcy court. On October 28, 2016, the bankruptcy court having jurisdiction over the Paragon Offshore bankruptcy denied confirmation of Paragon Offshore’s bankruptcy plan. In the oral ruling, the judge noted that his decision to deny confirmation did not preclude Paragon Offshore from restructuring, only that they could not do so under the existing plan. Paragon Offshore has announced that it is evaluating its options. (see Note 14 for additional information).

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
During the nine months ended September 30, 2016 and 2015, the Bully joint ventures approved and paid dividends totaling $124 million and $114 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at both September 30, 2016 and December 31, 2015 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $51 million at September 30, 2016 as compared to approximately $50 million at December 31, 2015.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4 — Share Data
Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Basic
Net income (loss) attributable to Noble-UK	$(55,081)	$325,807	$373,270	$663,241
Earnings allocated to unvested share-based payment awards	—	(7,143)	(13,415)	(14,661)
Net income (loss) to common shareholders - basic	$(55,081)	$318,664	$359,855	$648,580
Diluted
Net income (loss) attributable to Noble-UK	$(55,081)	$325,807	$373,270	$663,241
Earnings allocated to unvested share-based payment awards	—	(7,143)	(13,415)	(14,661)
Net income (loss) to common shareholders - diluted	$(55,081)	$318,664	$359,855	$648,580
Denominator:
Weighted average shares outstanding - basic	243,224	241,970	243,089	242,204
Incremental shares issuable from assumed exercise of stock options	—	—	—	—
Weighted average shares outstanding - diluted	243,224	241,970	243,089	242,204
Weighted average unvested share-based payment awards	—	5,424	9,062	5,475
Earnings (loss) per share
Basic	$(0.23)	$1.32	$1.48	$2.68
Diluted	$(0.23)	$1.32	$1.48	$2.68
Dividends per share	$0.020	$0.375	$0.190	$1.125

Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended September 30, 2016 and 2015, approximately 1.5 million and 1.7 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive.
Share capital
As of September 30, 2016, Noble-UK had approximately 243.2 million shares outstanding and trading as compared to approximately 242.0 million shares outstanding and trading at December 31, 2015. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.
Our most recent quarterly dividend payment to shareholders, totaling approximately $5 million (or $0.02 per share), was declared on July 22, 2016 and paid on August 8, 2016 to holders of record on August 1, 2016.
Our Board of Directors eliminated our quarterly cash dividend of $0.02 per share, beginning with the Company's fourth quarter dividend. The elimination of the dividend will provide approximately $20 million of additional liquidity on an annual basis based on the most recent dividend amount.
The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization for a total cost of approximately $101 million. During the nine months ended September 30, 2016, we did not repurchase any of our shares.
Note 5 — Contract Settlement and Termination Agreement with Freeport-McMoRan Inc.
On May 10, 2016, Freeport-McMoRan Inc. (“FCX”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and the Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively. For the nine months ended September 30, 2016, Noble recognized approximately $379 million in “Contract drilling services revenue” associated with the FCX Settlement, which included $348 million recorded as a termination fee and $31 million for the accelerated recognition of other deferred contractual items. For the nine months ended September 30, 2016, $11 million was recognized in “Contract drilling services expense” for the accelerated recognition of deferred mobilization and other expenses.
Pursuant to the FCX Settlement, Noble may receive payments from FCX contingent upon the average price of oil over a 12 months period from June 30, 2016 through June 30, 2017. These contingent payments were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair value are recognized as either income or loss in the accompanying Consolidated Statements of Operations. For the nine months ended September 30, 2016, we recognized approximately $12.4 million in “Contract drilling services revenue,” related to the valuation of this contingent payment and during the three months ended September 30, 2016, we recognized a $5.2 million loss in “Contract drilling services revenue,” related to the valuation of this contingent payment. As of September 30, 2016, the estimated fair value of these contingent payments was $12.4 million which is included in “Prepaid expenses and other current assets” (see Note 11 for additional information).
Note 6 — Receivables from Customers
At September 30, 2016, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.
Note 7 — Property and Equipment
Property and equipment, at cost, as of September 30, 2016 and December 31, 2015 for Noble-UK consisted of the following:

	September 30, 2016	December 31, 2015
Drilling equipment and facilities	$13,536,979	$13,074,804
Construction in progress	864,140	761,347
Other	203,677	220,172
Property and equipment, at cost	$14,604,796	$14,056,323

Capital expenditures, including capitalized interest, totaled $592 million and $280 million for the nine months ended September 30, 2016 and 2015, respectively. Capitalized interest was $9 million and $16 million for the three and nine months ended September 30, 2016, respectively, as compared to $7 million and $18 million for the three and nine months ended September 30, 2015, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We took delivery of our remaining newbuild project, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, on July 15, 2016. The Noble Lloyd Noble is on the drilling location undergoing final acceptance testing under a four-year contract in the North Sea, and is expected to commence operations during the fourth quarter.
During the nine months ended September 30, 2016, we completed the sale of certain corporate assets and the previously retired rigs, the jackup Noble Charles Copeland and the drillship Noble Discoverer. In connection with the sale of these assets, we received proceeds of approximately $23 million.
Also during the nine months ended September 30, 2016, we recorded an impairment charge of $17 million as a result of our decision to dispose of certain capital spare equipment.
Note 8 — Debt
Our total debt consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Current
Current maturities of long-term debt	$299,983	$299,997
Less: Unamortized debt issuance costs	(221)	(73)
Current maturities of long-term debt, net of debt issuance costs	$299,762	$299,924
Long-term
3.05% Senior Notes due March 2016	$—	$299,997
2.50% Senior Notes due March 2017	299,983	299,956
5.25% Senior Notes due March 2018 (1)	249,725	249,602
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	467,195	499,287
4.625% Senior Notes due March 2021	396,337	399,680
3.95% Senior Notes due March 2022	399,424	399,354
6.95% Senior Notes due April 2025 (1)	448,886	448,814
6.20% Senior Notes due August 2040	399,898	399,896
6.05% Senior Notes due March 2041	397,748	397,719
5.25% Senior Notes due March 2042	498,361	498,338
7.95% Senior Notes due April 2045 (1)	394,601	394,563
Total senior unsecured notes	4,153,853	4,488,901
Credit facility & commercial paper program	—	—
Total debt	4,153,853	4,488,901
Less: Unamortized debt issuance costs	(23,646)	(26,266)
Less: Current maturities of long-term debt	(299,983)	(299,997)
Long-term debt, net of debt issuance costs	$3,830,224	$4,162,638

(1)     In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on our Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, with the interest rate increase taking effect during the third quarter for the Senior Notes due 2018 and during the fourth quarter for the Senior Notes due 2025 and the Senior Notes due 2045.

In accordance with our adoption of ASU No. 2015-3 on January 1, 2016, unamortized debt issuance costs related to our senior notes are shown as a direct reduction of the carrying amount of the related debt. The debt issuance costs previously included

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At September 30, 2016, we had no letters of credit issued under the facility.

During the three months ended September 30, 2016, we terminated our commercial paper program which had allowed us to issue up to $2.4 billion in unsecured commercial paper notes. This termination does not reduce the capacity under our credit facility.
Our credit facility and certain of our senior notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings.
Senior Unsecured Notes
In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on our Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, with the interest rate increase taking effect during the third quarter for the Senior Notes due 2018 and during the fourth quarter for the Senior Notes due 2025 and the Senior Notes due 2045. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 75 basis points). Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit rating.
In March 2016, we repaid our maturing $300 million 3.05% Senior Notes using cash on hand.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million during the nine months ended September 30, 2016, which is reflected as “Gain on extinguishment of debt, net” in the accompanying Consolidated Statements of Operations.
Our $300 million 2.50% Senior Notes mature during the first quarter of 2017. We anticipate using cash on hand to repay the outstanding balances.
Covenants
The credit facility is guaranteed by Noble Holding International Limited (“NHIL”) and Noble Holding Corporation (“NHC”). The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At September 30, 2016, our ratio of debt to total tangible capitalization was approximately 0.35. We were in compliance with all covenants under the credit facility as of September 30, 2016.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At September 30, 2016, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2016.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
3.05% Senior Notes due March 2016	$—	$—	$299,997	$299,340
2.50% Senior Notes due March 2017	299,983	296,357	299,956	284,334
5.25% Senior Notes due March 2018 (1)	249,725	246,641	249,602	227,285
7.50% Senior Notes due March 2019	201,695	201,947	201,695	194,273
4.90% Senior Notes due August 2020	467,195	399,846	499,287	378,761
4.625% Senior Notes due March 2021	396,337	319,611	399,680	289,450
3.95% Senior Notes due March 2022	399,424	294,700	399,354	265,643
6.95% Senior Notes due April 2025 (1)	448,886	355,500	448,814	308,870
6.20% Senior Notes due August 2040	399,898	235,000	399,896	237,005
6.05% Senior Notes due March 2041	397,748	234,475	397,719	239,464
5.25% Senior Notes due March 2042	498,361	286,250	498,338	279,919
7.95% Senior Notes due April 2045 (1)	394,601	278,871	394,563	255,887
Total senior unsecured notes	4,153,853	3,149,198	4,488,901	3,260,231
Credit facility & commercial paper program	—	—	—	—
Total debt	$4,153,853	$3,149,198	$4,488,901	$3,260,231

(1)     In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on our Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, with the interest rate increase taking effect during the third quarter for the Senior Notes due 2018 and during the fourth quarter for the Senior Notes due 2025 and the Senior Notes due 2045.
Note 9 — Income Taxes
At September 30, 2016, the reserves for uncertain tax positions totaled $172 million (net of related tax benefits of $1 million). If the September 30, 2016 reserves are not realized, the provision for income taxes would be reduced by $172 million. At December 31, 2015, the reserves for uncertain tax positions totaled $166 million (net of related tax benefits of $14 million).
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 10 — Employee Benefit Plans
Pension costs include the following components for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$763	$1,662	$862	$2,149
Interest cost	589	2,389	653	2,300
Return on plan assets	(828)	(3,097)	(942)	(3,286)
Amortization of prior service cost	25	30	26	36
Recognized net actuarial loss	35	1,099	80	1,539
Net pension expense	$584	$2,083	$679	$2,738

Pension costs include the following components for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$2,337	$4,986	$2,582	$6,447
Interest cost	1,864	7,167	1,927	6,899
Return on plan assets	(2,627)	(9,291)	(2,779)	(9,859)
Amortization of prior service cost	78	88	79	107
Recognized net actuarial loss	110	3,299	235	4,618
Net pension expense	$1,762	$6,249	$2,044	$8,212
During the three and nine months ended September 30, 2016, we made contributions to our pension plans totaling approximately $0.1 million and $3 million, respectively.
After the conclusion of the current period, we approved amendments, effective as of December 31, 2016, to our Retirement Restoration Plan, our two U.S. noncontributory defined benefit plans and our two pension plans for certain employees operating in the North Sea. With these amendments, employees and alternate payees will accrue no future benefits under the plans after December 31, 2016. However, these amendments will not affect any benefits earned through that date. We estimate we will incur a net curtailment charge of less than $1 million in the fourth quarter of 2016, and will reduce our net pension expense from approximately $11 million in the current year to an estimated net pension gain of approximately $1 million in 2017.
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
The FCX Settlement includes two contingent payments, which are further discussed below. We are accounting for these contingent payments as derivative instruments that do not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment, and therefore, changes in fair values are recognized as either income or loss in the accompanying Consolidated Statements of Operations.
For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Cash Flow Hedges
Several of our regional shorebases, including our North Sea and Australian operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2016 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $15 million at September 30, 2016. Total unrealized losses related to these forward contracts were approximately $1 million as of September 30, 2016 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).
FCX Settlement
As discussed in Note 5, pursuant to the FCX Settlement, Noble may receive contingent payments from FCX on September 30, 2017, depending on the average price of oil over a 12 months period from June 30, 2016 through June 30, 2017. The average price of oil will be calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averages more than $50 per barrel during such period, FCX will pay $25 million to Noble. In addition to the $25 million contingent payment, if the price of WTI averages more than $65 per barrel during such period, FCX will pay an additional $50 million to Noble. These contingent payments do not qualify for hedge accounting treatment under FASB standards, and therefore, changes in fair values are recognized as either income or loss in the accompanying Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following tables.
For the nine months ended September 30, 2016, we recognized approximately $12.4 million in “Contract drilling services revenue,” related to the valuation of this contingent payment and during the three months ended September 30, 2016, we recognized a $5.2 million loss in “Contract drilling services revenue,” related to the valuation of this contingent payment. As of September 30, 2016, the estimated fair value of these contingent payments was $12.4 million which is included in “Prepaid expenses and other current assets”.
Financial Statement Presentation
The following table, together with Note 12, summarizes the financial statement presentation and fair value of our derivative positions as of September 30, 2016 and December 31, 2015:

		Estimated fair value
	Balance sheet classification	September 30, 2016	December 31, 2015
Asset derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Prepaid expenses and other current assets	$329	$—
Non-designated derivatives
FCX Settlement	Prepaid expenses and other current assets	12,406	—
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$934	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 12, the following table summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “contract drilling services” revenue or expense for the three months ended September 30, 2016 and 2015:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" revenue
	2016	2015	2016	2015	2016	2015
Cash flow hedges
Foreign currency forward contracts	$(65)	$(747)	$(540)	$(615)	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$(5,194)	$—

To supplement the fair value disclosures in Note 12, the following table summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “contract drilling services” revenue or expense for the nine months ended September 30, 2016 and 2015:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" revenue
	2016	2015	2016	2015	2016	2015
Cash flow hedges
Foreign currency forward contracts	$(447)	$(143)	$(158)	$(1,219)	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$12,406	$—
Note 12 — Fair Value of Financial Instruments

The FASB guidance establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy under FASB guidance prioritizes inputs within three levels:
Level 1: Valuations based on quoted prices in active markets for identical assets;
Level 2: Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar but not identical instruments; and
Level 3: Valuations based on unobservable inputs.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2016
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,472	$6,472	$—	$—
Foreign currency forward contracts	329	—	329	—
FCX Settlement	12,406	—	—	12,406
Liabilities -
Foreign currency forward contracts	$934	$—	$934	$—

	December 31, 2015
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,352	$6,352	$—	$—

Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value. The foreign currency forward contracts have been valued using actively quoted prices and quotes obtained from the counterparties to the contracts. The FCX Settlement has been valued using a Monte Carlo Simulation Model based on the following assumptions as of September 30, 2016:

Valuation assumptions:
Expected volatility	46.83%
Mean-reversion rate	2.80
Discount rate (1)	3.0%
Underlying spot price (2)	$48.24

(1)	Based on the cost of debt of FCX.

(2)	Based on the last trading price of the WTI spot contract from Bloomberg as of September 30, 2016.

The following table details the activity related to the FCX Settlement asset classified within Level 3 of the valuation hierarchy for the periods indicated:

Balance as of December 31, 2015	$—
Fair value recognized in earnings	—
Balance as of March 31, 2016	—
Fair value recognized in earnings	17,600
Balance as of June 30, 2016	17,600
Change in fair value recognized in earnings	(5,194)
Balance as of September 30, 2016	$12,406

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13 — Accumulated Other Comprehensive Loss
The following tables set forth the components of, and changes in the accumulated balances for each component of, AOCL for the nine months ended September 30, 2016 and 2015. All amounts within the tables are shown net of tax.

	Gains / (Losses) on Cash Flow Hedges(1)	Defined Benefit Pension Items(2)	Foreign Currency Items	Total
Balance at December 31, 2014	$—	$(58,440)	$(10,978)	$(69,418)
Activity during period:
Other comprehensive income (loss) before reclassifications	(2,581)	—	(4,568)	(7,149)
Amounts reclassified from AOCL	1,219	3,316	—	4,535
Net other comprehensive income (loss)	(1,362)	3,316	(4,568)	(2,614)
Balance at September 30, 2015	$(1,362)	$(55,124)	$(15,546)	$(72,032)
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income (loss) before reclassifications	(447)	—	263	(184)
Amounts reclassified from AOCL	(158)	2,348	—	2,190
Net other comprehensive income (loss)	(605)	2,348	263	2,006
Balance at September 30, 2016	$(605)	$(44,571)	$(15,993)	$(61,169)
______________________________________________________

(1)
Gains / (losses) on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Consolidated Statements of Operations. See Note 11 for additional information.

(2)
Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” See Note 10 for additional information.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At September 30, 2016, there were 42 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana and Mississippi. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
Under the TSA entered into at the time of the Spin-off, Noble and Paragon Offshore are each responsible for the taxes that relate to their respective business (whether such taxes were incurred through a Noble-retained or a Paragon-retained entity) and provide a corresponding indemnity. In addition, in February 2016, we entered into an agreement in principle with Paragon Offshore relating to tax matters in Mexico described below in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including any claims that could be brought on behalf of its creditors). The settlement agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore's bankruptcy plan by the bankruptcy court. On October 28, 2016, the bankruptcy court having jurisdiction over the Paragon Offshore bankruptcy denied confirmation of Paragon Offshore’s bankruptcy plan. In the oral ruling, the judge noted that his decision to deny confirmation did not preclude Paragon Offshore from restructuring, only that they could not do so under the existing plan. Paragon Offshore has announced that it is evaluating its options.
Audit claims of approximately $157 million attributable to income and other business taxes have been assessed against us in Mexico, as detailed below. Under our settlement agreement with Paragon Offshore, we agreed to assume the administration of Paragon Offshore’s Mexican income and value-added taxes for the years 2005 through 2010 and for Paragon Offshore’s Mexican customs taxes through 2010, as well as the related bonding obligations and certain of the tax related liabilities. In addition, under the agreement with Paragon Offshore, we agreed to (i) pay all of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Noble-retained entity, (ii) pay 50 percent of the ultimate resolved amount of Mexican income and value-added taxes related to Paragon Offshore’s business that were incurred through a Paragon Offshore-retained entity, (iii) pay 50 percent of the ultimate resolved amount of Mexican custom taxes related to Paragon Offshore’s business, and (iv) post any tax appeal bond that may be required to challenge a final assessment. Paragon Offshore also agreed to pay 50 percent of the third party costs incurred by us in the administration of the tax claims. Pursuant to an amendment agreed to on August 5, 2016 we have also agreed to allow Paragon Offshore to pay up to $5 million of the Mexican tax and administrative costs described above that become owed to us in the form of an interest bearing note, which will be due at the end of the four year period following the date of approval of Paragon Offshore's bankruptcy plan. Tax assessments of approximately $45 million for income and value-added taxes have been made against Noble entities in Mexico. Tax assessments for income and value-added taxes of approximately $183 million have been made against Paragon Offshore entities in Mexico, of which approximately $42 million relates to Noble’s business that operated through Paragon Offshore-retained entities in Mexico prior to the Spin-off. We will only be obligated to post a tax appeal bond in the event a final assessment is made by Mexican authorities. As of October 15, 2016, there have been $3 million in final assessments that have been bonded.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

liabilities would be incurred by Noble-retained entities, and such amounts are reflected in the discussion of Mexican audit claims in the preceding paragraph. We will continue to contest future assessments received, and do not believe we are liable for additional tax.
Paragon Offshore has received tax assessments of approximately $152 million attributable to income, customs and other business taxes in Brazil, of which $44 million relates to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all assessed amounts that are related to Noble’s Brazil business, approximately $44 million, if and when such payments become due.
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
In connection with our capital expenditure program as of September 30, 2016, we had outstanding commitments, including shipyard and purchase commitments of approximately $88 million.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15 — Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-9 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for periods beginning after December 15, 2016. A number of amendments have been issued in connection with ASU No. 2014-9, all of which are effective upon adoption of Topic 606. In March 2016 and April 2016, the FASB issued clarification amendments ASU No. 2016-8 and ASU No. 2016-10 which clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. In May 2016, the FASB issued ASU No. 2016-11 and ASU No. 2016-12 which rescind certain SEC Staff Observer comments that are codified in Topic 605, “Revenue Recognition,” and Topic 932, “Extractive Activities—Oil and Gas” and provide improvements to narrow aspects of ASU No. 2014-9, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.
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
In January 2015, the FASB issued ASU No. 2015-1, which amends ASC Subtopic 225-20, “Income Statement – Extraordinary and Unusual Items.” The amendment in this ASU eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In February 2015, the FASB issued ASU No. 2015-2, which amends ASC Subtopic 810, “Consolidations.” This amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; eliminate the presumption that a general partner should consolidate a limited partnership; affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. The standard may be applied retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In April 2015, the FASB issued ASU No. 2015-3, which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU No. 2015-15 which amends ASC Subtopic 835-30, “Interest – Imputation of Interest.” The guidance allows a debt issuance cost related to a line-of-credit to be presented in the balance sheet as an asset and subsequently amortized ratably over

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

the term of the line-of credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is applied on a retrospective basis. In accordance with our adoption of ASU No. 2015-3, unamortized debt issuance costs related to our senior notes of approximately $26 million as of December 31, 2015, which were previously included in “Other assets,” are included in either “Current maturities of long-term debt” or “Long-term debt” in the accompanying Consolidated Balance Sheets, based upon the maturity date of the respective senior notes.
In April 2015, the FASB issued ASU No. 2015-4, which amends ASC Topic 715, “Compensation – Retirement Benefits.” The guidance gives an employer whose fiscal year end does not coincide with a calendar month end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month end that is closest to its fiscal year end. The ASU also provides a similar practical expedient for interim remeasurements of significant events. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
In July 2015, the FASB issued ASU No. 2015-12, which amends ASC Topic 960, “Plan Accounting-Defined Benefit Pension Plans,” ASC Topic 962, “Defined Contribution Pension Plans” and ASC Topic 965, “Health and Welfare Benefit Plans.” There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-4, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures.
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
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In March 2016, the FASB issued ASU No. 2016-5, which amends ASC Topic 815, “Derivatives and Hedging.” This amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective basis or a modified retrospective basis. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
Note 16 — Supplemental Financial Information
Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $140 million and $180 million at September 30, 2016 and December 31, 2015, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $54 million at September 30, 2016 as compared to $78 million at December 31, 2015, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. During the first quarter of 2016, we agreed to further contract dayrate reductions for the remaining four contracted rigs through the end of 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At September 30, 2016 and December 31, 2015, revenues recorded in excess of billings as a result of this recognition totaled $22 million and $53 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
Consolidated Statements of Cash Flows Information
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows.

	Noble-UK		Noble-Cayman
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accounts receivable	$179,364	$38,695	$179,364	$38,695
Other current assets	91,606	48,548	89,858	28,415
Other assets	27,805	61,610	25,724	41,314
Accounts payable	(70,778)	(20,666)	(68,909)	(18,743)
Other current liabilities	(70,943)	(2,733)	(66,202)	11,295
Other liabilities	(25,581)	(22,155)	(26,924)	(22,155)
	$131,473	$103,299	$132,911	$78,821

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 17 — Information about Noble-Cayman
Guarantees of Registered Securities
Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of September 30, 2016 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor
$300 million 2.50% Senior Notes due 2017	NHIL	Noble-Cayman
$250 million 5.25% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHC	Noble-Cayman
Noble Drilling Holding, LLC ("NDH")
Noble Drilling Services 6 LLC ("NDS6")
$468 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$397 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$400 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$450 million 6.95% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 7.95% Senior Notes due 2045	NHIL	Noble-Cayman

The following condensed consolidating financial statements of Noble-Cayman, NHC, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016
(in thousands)
(Unaudited)

	Noble - Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1,981	$—	$118	$1	$—	$423,649	$—	$425,749
Accounts receivable	—	—	42,261	—	—	277,306	—	319,567
Taxes receivable	—	20,878	4	—	—	14,505	—	35,387
Short-term notes receivable from affiliates	—	—	124,601	—	1,349,708	171,925	(1,646,234)	—
Accounts receivable from affiliates	337,130	1,277	144,553	67,034	76,606	3,260,567	(3,887,167)	—
Prepaid expenses and other current assets	46	—	1,965	—	—	96,984	—	98,995
Total current assets	339,157	22,155	313,502	67,035	1,426,314	4,244,936	(5,533,401)	879,698
Property and equipment, at cost	—	—	2,358,530	—	—	12,246,266	—	14,604,796
Accumulated depreciation	—	—	(410,082)	—	—	(2,602,926)	—	(3,013,008)
Property and equipment, net	—	—	1,948,448	—	—	9,643,340	—	11,591,788
Notes receivable from affiliates	3,304,672	—	112,705	69,563	5,000	1,995,607	(5,487,547)	—
Investments in affiliates	3,948,861	2,346,182	2,305,255	9,344,115	6,224,556	—	(24,168,969)	—
Other assets	4,708	—	7,127	—	—	89,729	—	101,564
Total assets	$7,597,398	$2,368,337	$4,687,037	$9,480,713	$7,655,870	$15,973,612	$(35,189,917)	$12,573,050
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$—	$—	$—	$—	$—	$—	$—
Current maturities of long-term debt	—	171,925	—	299,762	—	1,474,309	(1,646,234)	299,762
Accounts payable	—	—	3,245	—	—	110,872	—	114,117
Accrued payroll and related costs	—	—	5,004	—	—	48,333	—	53,337
Accounts payable to affiliates	537,755	104,854	2,354,295	274,177	—	616,086	(3,887,167)	—
Taxes payable	—	—	—	—	—	98,019	—	98,019
Interest payable	—	—	—	45,410	630	—	—	46,040
Other current liabilities	—	—	4,311	—	—	67,548	—	71,859
Total current liabilities	537,755	276,779	2,366,855	619,349	630	2,415,167	(5,533,401)	683,134
Long-term debt	—	—	—	3,628,832	201,392	—	—	3,830,224
Notes payable to affiliates	—	900,000	464,132	744,181	—	3,379,234	(5,487,547)	—
Deferred income taxes	—	—	840	—	—	10,647	—	11,487
Other liabilities	19,929	—	25,097	—	—	250,417	—	295,443
Total liabilities	557,684	1,176,779	2,856,924	4,992,362	202,022	6,055,465	(11,020,948)	4,820,288
Commitments and contingencies
Total shareholder equity	7,039,714	1,191,558	1,830,113	4,488,351	7,453,848	8,749,887	(23,713,757)	7,039,714
Noncontrolling interests	—	—	—	—	—	1,168,260	(455,212)	713,048
Total equity	7,039,714	1,191,558	1,830,113	4,488,351	7,453,848	9,918,147	(24,168,969)	7,752,762
Total liabilities and equity	$7,597,398	$2,368,337	$4,687,037	$9,480,713	$7,655,870	$15,973,612	$(35,189,917)	$12,573,050

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(in thousands)
(Unaudited)

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$52,333	$—	$—	$331,916	$(10,992)	$373,257
Reimbursables	—	—	2,933	—	—	8,800	—	11,733
Other	—	—	—	—	—	163	—	163
Total operating revenues	—	—	55,266	—	—	340,879	(10,992)	385,153
Operating costs and expenses
Contract drilling services	857	3,914	20,487	17,483	—	174,323	(10,992)	206,072
Reimbursables	—	—	2,702	—	—	6,440	—	9,142
Depreciation and amortization	—	—	22,661	—	—	132,581	—	155,242
General and administrative	203	1,552	—	7,231	—	3,047	—	12,033
Loss on impairment	—	—	—	—	—	—	—	—
Total operating costs and expenses	1,060	5,466	45,850	24,714	—	316,391	(10,992)	382,489
Operating income (loss)	(1,060)	(5,466)	9,416	(24,714)	—	24,488	—	2,664
Other income (expense)
Income (loss) of unconsolidated affiliates	(49,010)	17,529	(6,572)	10,186	12,187	—	15,680	—
Interest expense, net of amounts capitalized	(2,472)	(25,311)	(2,872)	(52,073)	(3,258)	(10,278)	43,695	(52,569)
Gain on extinguishment of debt, net	—	—	—	—	—	—	—	—
Interest income and other, net	1,666	30	2,816	525	6,046	33,180	(43,695)	568
Income (loss) before income taxes	(50,876)	(13,218)	2,788	(66,076)	14,975	47,390	15,680	(49,337)
Income tax benefit (provision)	—	(10,050)	(167)	—	—	19,524	—	9,307
Net income (loss)	(50,876)	(23,268)	2,621	(66,076)	14,975	66,914	15,680	(40,030)
Net income attributable to noncontrolling interests	—	—	—	—	—	(5,933)	(4,913)	(10,846)
Net income (loss) attributable to Noble Corporation	(50,876)	(23,268)	2,621	(66,076)	14,975	60,981	10,767	(50,876)
Other comprehensive income, net	701	—	—	—	—	701	(701)	701
Comprehensive income (loss) attributable to Noble Corporation	$(50,175)	$(23,268)	$2,621	$(66,076)	$14,975	$61,682	$10,066	$(50,175)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Nine months Ended September 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$169,379	$—	$—	$1,728,374	$(56,432)	$1,841,321
Reimbursables	—	—	6,301	—	—	43,971	—	50,272
Other	—	—	—	—	—	1,016	—	1,016
Total operating revenues	—	—	175,680	—	—	1,773,361	(56,432)	1,892,609
Operating costs and expenses
Contract drilling services	3,574	15,627	47,005	69,087	—	618,735	(56,432)	697,596
Reimbursables	—	—	5,589	—	—	33,857	—	39,446
Depreciation and amortization	—	—	66,431	—	—	389,422	—	455,853
General and administrative	928	7,207	—	32,696	1	(4,341)	—	36,491
Loss on impairment	—	—	—	—	—	16,616	—	16,616
Total operating costs and expenses	4,502	22,834	119,025	101,783	1	1,054,289	(56,432)	1,246,002
Operating income (loss)	(4,502)	(22,834)	56,655	(101,783)	(1)	719,072	—	646,607
Other income (expense)
Income (loss) of unconsolidated affiliates	331,777	58,134	(64,854)	640,942	610,992	—	(1,576,991)	—
Interest expense, net of amounts capitalized	(25,256)	(47,977)	(8,436)	(173,294)	(11,722)	(109,781)	209,491	(166,975)
Gain on extinguishment of debt, net	—	—	—	11,066	—	—	—	11,066
Interest income and other, net	94,974	80	9,719	19,885	6,808	76,657	(209,491)	(1,368)
Income (loss) before income taxes	396,993	(12,597)	(6,916)	396,816	606,077	685,948	(1,576,991)	489,330
Income tax benefit (provision)	—	(43,788)	(545)	—	—	4,023	—	(40,310)
Net income (loss)	396,993	(56,385)	(7,461)	396,816	606,077	689,971	(1,576,991)	449,020
Net income attributable to noncontrolling interests	—	—	—	—	—	(70,980)	18,953	(52,027)
Net income (loss) attributable to Noble Corporation	396,993	(56,385)	(7,461)	396,816	606,077	618,991	(1,558,038)	396,993
Other comprehensive income, net	2,006	—	—	—	—	2,006	(2,006)	2,006
Comprehensive income (loss) attributable to Noble Corporation	$398,999	$(56,385)	$(7,461)	$396,816	$606,077	$620,997	$(1,560,044)	$398,999

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME
Three months Ended September 30, 2015
(in thousands)
(Unaudited)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$37,659	$—	$—	$856,145	$(19,991)	$873,813
Reimbursables	—	—	4,662	—	—	18,196	—	22,858
Total operating revenues	—	—	42,321	—	—	874,341	(19,991)	896,671
Operating costs and expenses
Contract drilling services	850	3,630	32,370	14,850	—	260,770	(19,991)	292,479
Reimbursables	—	—	8,414	—	—	9,369	—	17,783
Depreciation and amortization	—	—	20,690	—	—	139,693	—	160,383
General and administrative	192	1,866	—	7,524	—	794	—	10,376
Total operating costs and expenses	1,042	5,496	61,474	22,374	—	410,626	(19,991)	481,021
Operating income (loss)	(1,042)	(5,496)	(19,153)	(22,374)	—	463,715	—	415,650
Other income (expense)
Income (loss) of unconsolidated affiliates	334,441	130,794	70,445	344,840	132,616	—	(1,013,136)	—
Interest expense, net of amounts capitalized	(17,914)	(1,342)	(3,204)	(58,129)	(7,522)	(37,611)	71,035	(54,687)
Interest income and other, net	16,052	4	22,837	17,876	2,283	43,049	(71,035)	31,066
Income before income taxes	331,537	123,960	70,925	282,213	127,377	469,153	(1,013,136)	392,029
Income tax (provision) benefit	—	(53,518)	(1,198)	—	—	12,848	—	(41,868)
Net income	331,537	70,442	69,727	282,213	127,377	482,001	(1,013,136)	350,161
Net income attributable to noncontrolling interests	—	—	—	—	—	(32,733)	14,109	(18,624)
Net income attributable to Noble Corporation	331,537	70,442	69,727	282,213	127,377	449,268	(999,027)	331,537
Other comprehensive loss, net	(2,859)	—	—	—	—	(2,859)	2,859	(2,859)
Comprehensive income attributable to Noble Corporation	$328,678	$70,442	$69,727	$282,213	$127,377	$446,409	$(996,168)	$328,678

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME
Nine months Ended September 30, 2015
(in thousands)
(Unaudited)

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months Ended September 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$91,918	$(124,190)	$81,355	$(278,331)	$(8,697)	$1,223,801	$—	$985,856
Cash flows from investing activities
Capital expenditures	—	—	(473,460)	—	—	(159,813)	—	(633,273)
Proceeds from disposal of assets	—	—	—	—	—	23,390	—	23,390
Net cash from investing activities	—	—	(473,460)	—	—	(136,423)	—	(609,883)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Early repayment of long-term debt	—	—	—	(22,207)	—	—	—	(22,207)
Premiums paid on early repayment of long-term debt	—	—	—	(1,781)	—	—	—	(1,781)
Dividends paid to noncontrolling interests	—	—	—	—	—	(61,980)	—	(61,980)
Distributions to parent company, net	(76,051)	—	—	—	—	—	—	(76,051)
Advances (to) from affiliates	(15,513)	124,190	390,122	602,320	8,697	(1,109,816)	—	—
Net cash from financing activities	(91,564)	124,190	390,122	278,332	8,697	(1,171,796)	—	(462,019)
Net change in cash and cash equivalents	354	—	(1,983)	1	—	(84,418)	—	(86,046)
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$1,981	$—	$118	$1	$—	$423,649	$—	$425,749

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine months Ended September 30, 2015
(in thousands)
(Unaudited)

	Noble- Cayman	NHC	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash from operating activities	$(33,578)	$(28,115)	$141,329	$(210,734)	$(20,085)	$1,397,280	$—	$1,246,097
Cash flows from investing activities
Capital expenditures	—	—	(80,743)	—	—	(242,745)	—	(323,488)
Proceeds from disposal of assets	—	—	—	—	—	2,535	—	2,535
Notes receivable from affiliates	124,951	—	—	608,771	—	—	(733,722)	—
Net cash from investing activities	124,951	—	(80,743)	608,771	—	(240,210)	(733,722)	(320,953)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	—	—	—	—	—	—	(1,123,495)
Repayment of long-term debt	—	—	—	(350,000)	—	—	—	(350,000)
Issuance of senior notes	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,450)	—	—	(9,620)	—	—	—	(16,070)
Dividends paid to noncontrolling interests	—	—	—	—	—	(57,048)	—	(57,048)
Distributions to parent company, net	(372,799)	—	—	—	—	—	—	(372,799)
Notes payable to affiliates	(608,771)	—	—	—	—	(124,951)	733,722	—
Advances (to) from affiliates	2,020,141	28,115	(60,705)	(1,131,145)	20,085	(876,491)	—	—
Net cash from financing activities	(91,374)	28,115	(60,705)	(398,037)	20,085	(1,058,490)	733,722	(826,684)
Net change in cash and cash equivalents	(1)	—	(119)	—	—	98,580	—	98,460
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780
Cash and cash equivalents, end of period	$4	$—	$135	$—	$—	$164,101	$—	$164,240

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2016, and our results of operations for the three and nine months ended September 30, 2016 and 2015. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
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
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government owned/controlled oil and gas companies throughout the world. As of September 30, 2016, our contract drilling services segment conducted operations in the United States, the North Sea, the Middle East, Asia and Australia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Outlook
The business environment for offshore drillers during the first nine months of 2016 remained challenging. A rig supply imbalance has expanded throughout the year, due primarily to reduced offshore spending by customers, leaving a growing number of rigs without follow on drilling programs as current contracts expired. In addition, newbuild rigs ordered prior to the decline in industry activity continue to exit shipyards, adding to the supply imbalance. Our customers have adopted a cautious approach to offshore spending as crude oil prices experienced a significant decline beginning in mid-2014 and continuing to the present, with the price of Brent crude declining from approximately $112 per barrel on June 30, 2014 to as low as $30 per barrel in January 2016, before improving to $49 per barrel on September 30, 2016. We do not expect that the price improvement during the first nine months of 2016 from the January lows will stimulate customer spending on offshore projects in 2016 and the impact of such price increase on spending in 2017 remains uncertain. Rather, we expect that the offshore drilling programs of operators will remain curtailed, especially exploration activity, until higher, sustainable crude oil prices are achieved. Until then, further deterioration in rig utilization and dayrates is possible.

We expect that the business environment for the remainder of 2016 and into 2017 will remain challenging and could potentially deteriorate further. The present subdued level of global economic activity, a reluctance to restrain production within the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including the U.S., and the recent Brexit vote in the UK are contributing to an uncertain oil price environment, leading to a persistent disruption in our customers’ exploration and production spending plans. However, the recent potential strategy change by OPEC, if it leads to defined production limits, could help to establish support for crude price sustainability into 2017. In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will end. While current market conditions persist, we will continue to focus on operating efficiency, cost control and managing liquidity and could stack or retire additional drilling rigs.
We believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. We expect the persistent rig supply imbalance to improve over time, with the combination of further fleet attrition and a rebound in offshore spending by our customers. Also, we believe the ultimate market recovery will benefit from any sustained under-investment by customers during this current phase of the market cycle.
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
Over the past five years, we have expanded our offshore deepwater drilling and high-specification jackup capabilities through the construction of rigs. We took delivery of our remaining newbuild project, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, on July 15, 2016. The Noble Lloyd Noble is on drilling location undergoing final acceptance testing before commencing operations under a four-year contract in the North Sea. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also plan to continue to evaluate opportunities as they arise from time to time to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly more complex drilling programs required by our customers.
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
In February 2016, we entered into an agreement in principle for a settlement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including certain claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to assume the administration of Mexican tax claims for specified years up to and including 2010, as well as the related bonding obligations and certain of the related tax liabilities. The settlement agreement with Paragon Offshore, which was signed by the parties on April 29, 2016, is subject to the approval of Paragon Offshore's bankruptcy plan by the bankruptcy court. On October 28, 2016, the bankruptcy court having jurisdiction over the Paragon Offshore bankruptcy denied confirmation of Paragon Offshore’s bankruptcy plan. In the oral ruling, the judge noted that his decision to deny confirmation did not preclude Paragon Offshore from restructuring, only that they could not do so under the existing plan. Paragon Offshore has announced that it is evaluating its options.
For additional information regarding the Spin-off and the settlement agreement with Paragon Offshore, see Note 2 and Note 14 to the consolidated financial statements included in this report.
Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of September 30, 2016, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2016 (1)	2017	2018	2019	2020-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (4)(6)	$3,526	$272	$728	$656	$506	$1,364
Jackups (3)	1,164	144	460	285	159	116
Total (2)	$4,690	$416	$1,188	$941	$665	$1,480
Percent of Available Days Committed (5)
Semisubmersibles/Drillships		41%	28%	25%	20%	13%
Jackups		85%	69%	36%	7%	1%
Total		62%	47%	30%	14%	8%
______________________________________________________

(1)	Represents a three month period beginning October 1, 2016.

(2)
Some of our drilling contracts provide the customer with certain early termination rights and, in very limited cases, these termination rights require minimal or no notice or financial penalties. On August 24, 2016 we received notice of the cancellation of the Noble Tom Prosser which has been reflected in our backlog as of September 30, 2016. No other notifications of contract terminations have been received.

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

(5)
Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period. Percentages take into account additional capacity from the estimated date of deployment of our newbuild rig that is scheduled to commence operations during 2016.

(6)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2016, the combined amount of backlog for these rigs totals $1 billion, all of which is included in backlog. Noble’s proportional interest in the backlog for these rigs totals $500 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts.  A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract.  It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of September 30, 2016, our contract drilling services backlog did not include any letters of intent.
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
As of September 30, 2016, Shell and Statoil ASA represented approximately 75 percent and 14 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended September 30, 2016 and 2015
Net loss attributable to Noble-UK for the three months ended September 30, 2016 (the “Current Quarter”) was $55 million, or $0.23 per diluted share, on operating revenues of $385 million, compared to net income for the three months ended September 30, 2015 (the “Comparable Quarter”) of $326 million, or $1.32 per diluted share, on operating revenues of $897 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, except operating loss for Noble-Cayman for the three months ended September 30, 2016 and operating income for Noble-Cayman for the three months ended September 30, 2015 was $4 million less and $6 million higher, respectively, than operating loss/income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2016 and 2015:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	2016	2015	% Change	2016	2015		% Change
Jackups	80%	84%	954	1,005	(5)%	$109,387	$159,745		(32)%
Semisubmersibles	13%	59%	92	432	(79)%	293,269	698,512	(3)	(58)%
Drillships	70%	100%	517	828	(38)%	467,949	497,147		(6)%
Total	59%	82%	1,563	2,265	(31)%	$238,869	$385,755	(3)	(38)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rig under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

(3)
Includes the contract drilling services revenue portion of the Noble Homer Ferrington arbitration award during the Comparable Quarter. Exclusive of the arbitration award, the average dayrate for the three months ended September 30, 2015 was $382,545 and $325,537 for semisubmerisbles and the total fleet, respectively.

Contract Drilling Services
The following table sets forth the operating results for our contract drilling services segment for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Change
	2016	2015	$	%
Operating revenues:
Contract drilling services	$373,257	$873,813	$(500,556)	(57)%
Reimbursables (1)	11,733	22,858	(11,125)	(49)%
Other	163	—	163	**
	$385,153	$896,671	$(511,518)	(57)%
Operating costs and expenses:
Contract drilling services	$207,204	$293,067	$(85,863)	(29)%
Reimbursables (1)	9,142	17,783	(8,641)	(49)%
Depreciation and amortization	149,398	155,180	(5,782)	(4)%
General and administrative	15,773	15,196	577	4%
	381,517	481,226	(99,709)	(21)%
Operating income	$3,636	$415,445	$(411,809)	(99)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a 31 percent decrease in operating days, which decreased revenues by $271 million, as well as a 38 percent decrease in average dayrates, which decreased revenues by $230 million. Contract drilling services revenues decreased for the Current Quarter as compared to the Comparable Quarter by $275 million, $170 million and $56 million on our semisubmersibles, drillships and jackups, respectively.

During the Comparable Quarter, we recognized $137 million of dayrate revenues related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award in the Comparable Quarter, semisubmersible revenues decreased by $138 million, driven by a 79 percent decline in operating days and a 23 percent decline in average dayrates, resulting in a $130 million and $8 million decline in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was attributable to the contract completions since the Comparable Quarter for the Noble Jim Day, Noble Clyde Boudreaux, Noble Amos Runner, Noble Dave Beard and Noble Danny Adkins each of which has not returned to work since their respective completions. The decrease in revenues and operating days was partially offset by the Noble Paul Romano, which operated during the Current Quarter but was off contract most of the Comparable Quarter.
Drillship revenues decreased by $170 million driven by a 38 percent decrease in operating days and a 6 percent decrease in average dayrates, resulting in decreases in revenues of $155 million and $15 million, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was primarily the result of the contract cancellations of the Noble Sam Croft and the Noble Tom Madden, which operated in the Comparable Quarter, the retirement and subsequent sale of the Noble Discoverer, which operated in the Comparable Quarter, as well as increased shipyard days on the Noble Bully I and the Noble Globetrotter I in the Current Quarter. Additionally, the valuation of the contingent payments from the FCX Settlement declined $5 million in the Current Quarter.
The $56 million decrease in jackup revenues was driven by a 32 percent decline in average dayrates and a 5 percent decline in operating days, resulting in a $48 million and an $8 million decline in revenues, respectively, from the Comparable Quarter. The decrease in both average dayrates and operating days was primarily driven by the Noble Houston Colbert and the Noble Regina Allen, which were off contract during the Current Quarter but operated during the Comparable Quarter, the retirement and subsequent sale of the Noble Charles Copeland, which operated in the Comparable Quarter and the Noble Alan Hay, which had increased shipyard days in the Current Quarter. Additionally, unfavorable dayrate changes on contracts across the jackup fleet contributed to the decrease in average dayrates. This was partially offset by the commencement of the newbuilds, the Noble Tom Prosser and the Noble Sam Hartley which commenced their contracts in October 2015 and January 2016, respectively, as well as the Noble Mick O'Brien which commenced its contract in July 2016, but was off contract during the Comparable Quarter.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $86 million for the Current Quarter as compared to the Comparable Quarter. Costs decreased $80 million for rigs that operated during the Comparable Quarter but were idle or stacked at the end of the Current Quarter, $15 million related to the retirement of the Noble Discoverer, Noble Charles Copeland, Noble Jim Thompson, Noble Driller and Noble Paul Wolff and $10 million related to other-rig related expenses. This was partially offset by the Noble Paul Romano and Noble Mick O'Brien, which returned to operation in the Current Quarter, and the newly operating rigs, the Noble Tom Prosser and Noble Sam Hartley, all of which added costs of approximately $19 million.
The $6 million decrease in depreciation and amortization in the Current Quarter from the Comparable Quarter was primarily attributable to the retirement and subsequent sale of the Noble Discoverer and Noble Charles Copeland, partially offset by the newbuild rig, the Noble Sam Hartley, placed in service January 2016.
Other Income and Expenses
General and administrative expenses. Overall, general and administrative expenses were materially consistent (less than $1 million) in the Current Quarter as compared to the Comparable Quarter.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized decreased $2 million in the Current Quarter as compared to the Comparable Quarter. Greater capitalized interest due to our final payment on the Noble Lloyd Noble ($409 million) led to lower interest expense in the Current Quarter compared to the Comparable Quarter. During the Current Quarter, we capitalized approximately 14 percent of total interest charges versus approximately 11 percent during the Comparable Quarter. Interest decreases also related to the repayment of our maturing $350 million 3.45% Senior Notes and our $300 million 3.05% Senior Notes in August 2015 and March 2016, respectively. This was partially offset by an increase in applicable interest rates on the senior notes issued in March 2015 due to the downgrading of our credit rating below investment grade.
Income Tax Provision. Our income tax provision decreased $52 million in the Current Quarter, of which $29 million related to the Noble Homer Ferrington arbitration award in the Comparable Quarter. Excluding the arbitration award from the Comparable Quarter, a $23 million decrease in our income tax provision was a result of a higher effective tax rate in the Current Quarter applied to a pre-tax book loss as compared to pre-tax book income in the Comparable Quarter. The decreases in pre-tax earnings and the increase in worldwide effective tax rate generated a $16 million and a $7 million decrease in income tax expense, respectively, in the Current Quarter. The increase in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the Current Quarter.
For the Nine Months Ended September 30, 2016 and 2015
Net income attributable to Noble-UK for the nine months ended September 30, 2016 (the “Current Period”) was $373 million, or $1.48 per diluted share, on operating revenues of $1.9 billion, compared to net income for the nine months ended September 30, 2015 (the “Comparable Period”) of $663 million, or $2.68 per diluted share, on operating revenues of $2.5 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Period and the Comparable Period, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the nine months ended September 30, 2016 and 2015 was $24 million and $29 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.
Rig Utilization, Operating Days and Average Dayrates

Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2016 and 2015:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016	2015	% Change	2016		2015		% Change
Jackups	82%	86%	2,916	2,989	(2)%	$126,931		$167,937		(24)%
Semisubmersibles	25%	62%	557	1,379	(60)%	270,953		491,951	(4)	(45)%
Drillships	85%	100%	1,871	2,457	(24)%	705,648	(3)	506,341		39%
Total	67%	84%	5,344	6,825	(22)%	$344,571	(3)	$355,246	(4)	(3)%

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

(3)
Average dayrates for the nine months ended September 30, 2016 includes the impact of the FCX Settlement. Exclusive of these items, the average dayrate for the nine months ended September 30, 2016 would have been $495,588 and $271,020 for drillships and the total fleet, respectively.

(4)
Includes the contract drilling services revenue portion of the Noble Homer Ferrington arbitration award during the Comparable Period. Exclusive of the arbitration award, the average dayrate for the nine months ended September 30, 2015 was $393,052 and $335,259 for semisubmersibles and the total fleet, respectively.

Contract Drilling Services
The following table sets forth the operating results for our contract drilling services segment for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Operating revenues:
Contract drilling services	$1,841,321	$2,424,481	$(583,160)	(24)%
Reimbursables (1)	50,272	70,087	(19,815)	(28)%
Other	316	—	316	**
	$1,891,909	$2,494,568	$(602,659)	(24)%
Operating costs and expenses:
Contract drilling services	$702,628	$934,024	$(231,396)	(25)%
Reimbursables (1)	39,555	55,592	(16,037)	(29)%
Depreciation and amortization	438,664	456,967	(18,303)	(4)%
General and administrative	54,346	61,558	(7,212)	(12)%
Loss on impairment	16,616	—	16,616	**
	1,251,809	1,508,141	(256,332)	(17)%
Operating income	$640,100	$986,427	$(346,327)	(35)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**	Not a meaningful percentage.
Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a 22 percent decrease in operating days, which reduced revenues by $526 million, as well as a 3 percent decrease in average dayrates, which decreased revenues by $57 million.
The decrease in contract drilling services revenues was related to our semisubmersibles and jackups, which generated $528 million and $131 million less revenue, respectively, than in the Comparable Period. This reduction in contract drilling services revenues was partially offset by our drillships, which generated $76 million more revenue than in the Comparable Period.
During the Current Period, we recognized $393 million of dayrate revenues related to the FCX Settlement, of which $14 million related to the termination date (May 10, 2016) valuation of the contingent payments. Excluding these items, drillship revenues decreased by $317 million driven by a 24 percent decrease in operating days and a 2 percent decrease in average dayrates, resulting in a $297 million and a $20 million decrease in revenues, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was the result of the retirement and subsequent sale of the Noble Discoverer, which operated in the Comparable Period, the contract cancellations of the Noble Sam Croft and the Noble Tom Madden in the Current Period and increased shipyard days on the Noble Bully I and the Noble Globetrotter I in the Current Period. Additionally, unfavorable dayrate changes on contracts across the drillship fleet contributed to the decrease in average dayrates. Finally, the valuation of the contingent payments from the FCX Settlement declined $2 million between the termination date (May 10, 2016) and September 30, 2016.
During the Comparable Period, we recognized $137 million of dayrate revenues related to the Noble Homer Ferrington arbitration award. Excluding the arbitration award in the Comparable Period, semisubmersible revenues decreased by $391 million, driven by a 60 percent decline in operating days and a 31 percent decline in average dayrates, resulting in a $323 million and $68 million decline in revenues, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was primarily attributable to contract completions during the Current Period for the Noble Jim Day, Noble Clyde Boudreaux, Noble Amos Runner, Noble Danny Adkins and the Noble Dave Beard. The decrease in revenue was partially offset by the Noble Paul Romano, which operated in the majority of the Current Period but was off contract the majority of the Comparable Period.
The $131 million decrease in jackup revenues was driven by a 24 percent decrease in average dayrates and a 2 percent decrease in operating days, resulting in a $119 million and a $12 million decrease in revenues, respectively, from the Comparable Period. The decrease in both average dayrates and operating days was primarily driven by the Noble Regina Allen which was off contract during the Current Period but operated during the Comparable Period, the Noble Houston Colbert which completed its contract during the Current Period and the retirement and subsequent sale of the Noble Charles Copeland, which operated in the Comparable Period. Additionally, unfavorable dayrate changes on contracts across the jackup fleet contributed to the decrease in average dayrates. This was partially offset by the commencement of the newbuilds, the Noble Tom Prosser and the Noble Sam Hartley, which commenced their contracts in October 2015 and January 2016, respectively, as well as the Noble Mick O'Brien which commenced its contract in July 2016, but was off contract during the Comparable Period.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $231 million for the Current Period as compared to the Comparable Period. Decreased costs of $159 million related to rigs that were operating in the Comparable Period but were idle or stacked in the Current Period, $71 million related to the retirement of the Noble Discoverer, Noble Charles Copeland, Noble Jim Thompson, Noble Driller and Noble Paul Wolff, $11 million from the accelerated recognition of deferred mobilization and other expenses resulting from the FCX Settlement, $8 million related to rigs that completed stacking activities in the Current Period. Additionally, cost control initiatives contributed $41 million in lower expenses; these savings were primarily realized in labor and personnel expenses ($18 million), repairs and maintenance ($14 million) and other rig-related and overhead expenses. This was partially offset by the Noble Paul Romano and the Noble Mick O'Brien, which operated the majority of the Current Period but were off contract during the Comparable Period and operating expenses for our newbuild rigs as they commenced operating under contracts, all of which added approximately $59 million.
The $18 million decrease in depreciation and amortization in the Current Period from the Comparable Period was primarily attributable to the retirement and subsequent sale of the Noble Discoverer and Noble Charles Copeland, partially offset by the newbuild rigs placed in service.
Loss on impairment of $17 million in the Current Period was a result of our decision to dispose of certain capital spare equipment.
Other Income and Expenses
General and administrative expenses. Overall, general and administrative expenses decreased $7 million in the Current Period as compared to the Comparable Period primarily as a result of decreased employee related costs.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $6 million in the Current Period as compared to the Comparable Period. The increase is a result of a full period of interest in respect of the senior notes issued in March 2015, an increase in applicable interest rates on those senior notes due to the downgrading of our credit rating below investment grade during the Current Period, as well as lower capitalized interest in the Current Period as compared to the Comparable Period due to the completion of construction of two newbuild jackups. During the Current Period, we capitalized approximately 9 percent of total interest charges versus approximately 10 percent during the Comparable Period. These expense increases were partially offset by the repayment of our maturing $350 million 3.45% Senior Notes and our $300 million 3.05% Senior Notes in August 2015 and March 2016, respectively, decreased activity on the credit facility and commercial paper program in the Current Period as compared to the Comparable Period and the Current Period retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer.
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
Income Tax Provision. Our income tax provision decreased $84 million in the Current Period, of which $27 million related to the FCX Settlement, the impairment of certain capital spare equipment, the retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer and discrete tax items in the Current Period and $29 million related to the Noble Homer Ferrington arbitration award in the Comparable Period. Excluding the impact of these items, taxes decreased by $82 million as a result of lower pre-tax income than in the Comparable Period.

Liquidity and Capital Resources
Overview
Net cash from operating activities was $1.0 billion for the nine months ended September 30, 2016 (“Current Period”) and $1.3 billion for the nine months ended September 30, 2015 (“Comparable Period”). The decrease in net cash from operating activities in the Current Period was primarily attributable to lower net income. We had working capital of $200 million and $377 million at September 30, 2016 and December 31, 2015, respectively.
Net cash used in investing activities in the Current Period was $610 million as compared to $321 million in the Comparable Period. The variance primarily relates to higher capital expenditures related to our major projects and newbuild expenditures and proceeds from the disposal of assets in the Current Period.
Net cash used in financing activities in the Current Period was $439 million as compared to $835 million in the Comparable Period. During the Current Period, our primary uses of cash included the repayment of our maturing $300 million 3.05% Senior Notes, coupled with shareholder dividend payments of approximately $48 million, and dividends paid to noncontrolling interests of approximately $62 million. Our total debt as a percentage of total debt plus equity was 35 percent at September 30, 2016, down from 38 percent at December 31, 2015 as a result of the repayment of certain maturing notes in 2016.
Our principal source of capital in the Current Period was cash generated from operating activities. Cash generated during the Current Period was primarily used for the following:

•	normal recurring operating expenses;

•	repayment of our maturing $300 million 3.05% Senior Notes;

•	capital expenditures; and

•	payment of a quarterly dividend.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	committed and discretionary capital expenditures; and

•	repayment of debt.
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
At September 30, 2016, we had a total contract drilling services backlog of approximately $4.7 billion. Our backlog as of September 30, 2016 includes a commitment of 62 percent of available days for the remainder of 2016 and 47 percent of available days for 2017. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures, including capitalized interest, totaled $592 million and $280 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures during the first nine months of 2016 consisted of the following:

•	$145 million for sustaining capital, upgrades and replacements to drilling equipment, major projects and subsea related expenditures;

•	$431 million in newbuild expenditures, including costs for the Noble Lloyd Noble and trailing costs on our recently completed newbuilds; and

•	$16 million in capitalized interest.
Our total capital expenditure estimate for 2016 is approximately $653 million.
In connection with our capital expenditure program, as of September 30, 2016, we had outstanding commitments, including shipyard and purchase commitments, for approximately $88 million, all of which we expect to spend within the next twelve months. On July 15, 2016, we took delivery of the Noble Lloyd Noble and made the final payment of $409 million.
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
Dividends
Our most recent quarterly dividend payment to shareholders, totaling approximately $5 million (or $0.02 per share), was declared on July 22, 2016 and paid on August 8, 2016 to holders of record on August 1, 2016.
Our Board of Directors eliminated our quarterly cash dividend of $0.02 per share, beginning with the Company's fourth quarter dividend. The elimination of the dividend will provide approximately $20 million of additional liquidity on an annual basis based on the most recent dividend amount.
The declaration and payment of dividends require authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
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
Credit Facility and Senior Unsecured Notes
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At September 30, 2016, we had no letters of credit issued under the facility.

During the three months ended September 30, 2016, we terminated our commercial paper program which had allowed us to issue up to $2.4 billion in unsecured commercial paper notes. This termination does not reduce the capacity under our credit facility.
Our credit facility and certain of our senior notes, as discussed below, have provisions which vary the applicable interest rates based upon our credit ratings.
Senior Unsecured Notes
Our total debt related to senior unsecured notes was $4.2 billion at September 30, 2016 as compared to $4.5 billion at December 31, 2015. The decrease in senior unsecured notes outstanding is a result of the March 2016 repayment of our maturing $300 million 3.05% Senior Notes using cash on hand.
In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on the Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, with the interest rate increase taking effect during the third quarter for the Senior Notes due 2018 and during the fourth quarter for the Senior Notes due 2025 and the Senior Notes due 2045. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 75 basis points). Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit rating.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million during the nine months ended September 30, 2016, which is reflected as “Gain on extinguishment of debt, net” in the accompanying Consolidated Statements of Operations.
Our $300 million 2.50% Senior Notes mature during the first quarter of 2017. We anticipate using cash on hand to repay the outstanding balances.
Covenants
The credit facility is guaranteed by Noble Holding International Limited and Noble Holding Corporation. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At September 30, 2016, our ratio of debt to total tangible capitalization was approximately 0.35. We were in compliance with all covenants under the credit facility as of September 30, 2016.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets.  In addition, there are restrictions on incurring or assuming certain liens and entering into sale and lease-back transactions.  At September 30, 2016, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2016.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Companies are allowed to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for periods beginning after December 15, 2016. A number of amendments have been issued in connection with ASU No. 2014-09, all of which are effective upon adoption of Topic 606. In March 2016 and April 2016, the FASB issued clarification amendments ASU No. 2016-08 and ASU No. 2016-10 which clarify the implementation guidance on principle versus agent considerations and identify performance obligations and the licensing implementation guidance, respectively. In May 2016, the FASB issued ASU No. 2016-11 and ASU No. 2016-12 which rescind certain SEC Staff Observer comments that are codified in Topic 605, “Revenue Recognition,” and Topic 932, “Extractive Activities—Oil and Gas” and provide improvements to narrow aspects of ASU No. 2014-09, respectively. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and have not made any decision on the method of adoption.
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

In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the credit facility. Interest on borrowings under the credit facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At September 30, 2016, we had no borrowings outstanding under our credit facility.

During the three months ended September 30, 2016, we terminated our commercial paper program. This termination does not reduce the capacity under our credit facility.
In February 2016, as a result of a reduction in our debt rating below investment grade by Moody’s Investors Service, the interest rates on the Senior Notes due 2018, Senior Notes due 2025 and Senior Notes due 2045 were increased 1.00% each to 5.00%, 6.95% and 7.95%, respectively, effective the first day of each interest period after which the downgrade occurred. As a result of an additional downgrade by S&P Global Ratings in July 2016, the interest rates on these Senior Notes were further increased by 0.25% each to 5.25%, 7.20% and 8.20%, respectively, with the interest rate increase taking effect during the third quarter for the Senior Notes due 2018 and during the fourth quarter for the Senior Notes due 2025 and the Senior Notes due 2045. The interest rates on these Senior Notes may be further increased if our debt rating were to be downgraded further (up to a maximum of an additional 75 basis points). Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit rating.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.1 billion and $3.3 billion at September 30, 2016 and December 31, 2015, respectively. The decrease in the fair value of debt primarily relates to the repayment of our maturing $300 million 3.05% Senior Notes, which matured in March 2016, partially offset with changes in market expectations for interest rates and perceptions of our credit risk.
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
Several of our regions, including our operations in the North Sea and Australia, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2016 represent approximately 60 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $15 million at September 30, 2016. Total unrealized losses related to these forward contracts were approximately $1 million as of September 30, 2016 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $2 million.
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
Item 4. Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and Dennis J. Lubojacky, Chief Financial Officer, Vice President, Controller and Treasurer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-UK’s disclosure controls and procedures were effective as of September 30, 2016. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman, and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2016. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Notes 6 and 14 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended September 30, 2016, there were no repurchases by Noble-UK of its shares.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	November 7, 2016
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Chief Financial Officer, Vice President, Controller and Treasurer (Principal Financial Officer)

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	November 7, 2016
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky
Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Exhibit

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

Exhibit Number	Exhibit

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

10.8	Term Sheet for Proposed Amendment to Settlement Agreement, dated as of August 5, 2016, by and between Paragon Offshore plc and Noble-UK.

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

31.2	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a), for Noble-UK and for Noble-Cayman.

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

32.2+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Noble-UK and for Noble-Cayman.

101	Interactive Data File
______________________________________________________

*	Management contract or compensatory plan or arrangement

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.