Form 10-K/A
Noble Corp plc
filed 2017-03-14
CIK 1458891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Number of shares outstanding and trading at February 15, 2017: 244,676,954

DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement for the 2017 annual general meeting of the shareholders of Noble Corporation plc will be incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
The sole purpose of this Amendment No.1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for Noble Corporation plc (the “Registrant”), which was originally filed with the Securities and Exchange Commission on February 24, 2017 (“the Original Filing”), is to include the following exhibits:
Exhibit Number                     Description
23.1                     Consent of PricewaterhouseCoopers LLP.
23.2             Consent of PricewaterhouseCoopers LLP.
The Registrant had in its possession an executed copy of Exhibit 23.1 and Exhibit 23.2, dated as of the date of the Original Filing, at the time of such filing; however, Exhibit 23.1 and Exhibit 23.2 were inadvertently omitted from the Original Filing. The sole purpose of this Amendment is to correct this inadvertent omission of the consents from the Original Filing.
This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing (other than to include Exhibit 23.1 and Exhibit 23.2 dated as of March 13, 2017), or reflect events that may have occurred subsequent to the Original Filing.
This Amendment contains only the exhibits to the Original Filing that is being corrected and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Unaffected portions or exhibits of the Original Filing are not included herein. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Filing.

INDEX TO EXHIBITS
The Registrant will furnish you, without charge, a copy of any exhibit, upon written request. Written requests to obtain any exhibit should be sent to Devonshire House, 1 Mayfair Place, London, England.

Exhibit Number	Exhibit

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of David W. Williams pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Adam C. Peakes pursuant to SEC Rule 13a-14(a) or Rule 15d-14(a).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation plc, a company registered under the laws of England and Wales

Date: March 13, 2017	By:	/s/ DAVID W. WILLIAMS
David W. Williams Chairman, President and Chief Executive Officer