Form 10-Q
period 2017-03-31
Noble Corp plc; NOBLE CORP
filed 2017-05-05
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Noble Corporation plc:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at April 25, 2017: Noble Corporation plc —244,685,144
Number of shares outstanding: Noble Corporation — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$519,771	$725,722
Accounts receivable, net	285,522	319,152
Taxes receivable	96,233	55,480
Prepaid expenses and other current assets	62,958	92,260
Total current assets	964,484	1,192,614
Property and equipment, at cost	12,381,850	12,364,888
Accumulated depreciation	(2,437,452)	(2,302,940)
Property and equipment, net	9,944,398	10,061,948
Other assets	97,084	185,555
Total assets	$11,005,966	$11,440,117
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,299	$299,882
Accounts payable	83,782	108,224
Accrued payroll and related costs	34,958	48,383
Taxes payable	49,036	46,561
Interest payable	63,252	61,299
Other current liabilities	69,586	68,944
Total current liabilities	549,913	633,293
Long-term debt	3,792,520	4,040,229
Deferred income taxes	179,742	2,084
Other liabilities	301,966	297,066
Total liabilities	4,824,141	4,972,672
Commitments and contingencies
Shareholders' equity
Shares; 244,685 and 243,239 shares outstanding	2,447	2,432
Additional paid-in capital	657,149	654,168
Retained earnings	4,852,610	5,154,221
Accumulated other comprehensive loss	(51,672)	(52,140)
Total shareholders' equity	5,460,534	5,758,681
Noncontrolling interests	721,291	708,764
Total equity	6,181,825	6,467,445
Total liabilities and equity	$11,005,966	$11,440,117

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues
Contract drilling services	$354,659	$591,367
Reimbursables	8,304	20,606
Other	13	—
	362,976	611,973
Operating costs and expenses
Contract drilling services	160,385	251,248
Reimbursables	5,146	16,006
Depreciation and amortization	135,718	149,719
General and administrative	15,880	19,540
	317,129	436,513
Operating income	45,847	175,460
Other income (expense)
Interest expense, net of amount capitalized	(73,447)	(57,100)
Interest income (expense) and other, net	1,233	(730)
Income (loss) before income taxes	(26,367)	117,630
Income tax benefit (provision)	(257,407)	6,503
Net income (loss)	(283,774)	124,133
Net income attributable to noncontrolling interests	(17,920)	(18,648)
Net income (loss) attributable to Noble Corporation plc	$(301,694)	$105,485
Per share data:
Basic:	$(1.24)	$0.42
Diluted:	$(1.24)	$0.42

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(283,774)	$124,133
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	186	768
Foreign currency forward contracts	(110)	986
Amortization of deferred pension plan amounts (net of tax provision of $167 and $409 for the three months ended March 31, 2017 and 2016, respectively)	392	783
Other comprehensive income, net	468	2,537
Net comprehensive income attributable to noncontrolling interests	(17,920)	(18,648)
Comprehensive income (loss) attributable to Noble Corporation plc	$(301,226)	$108,022

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(283,774)	$124,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,718	149,719
Deferred income taxes	268,076	(22,513)
Amortization of share-based compensation	7,297	10,958
Net change in other assets and liabilities	14,556	(89,859)
Net cash provided by operating activities	141,873	172,438
Cash flows from investing activities
Capital expenditures	(18,716)	(51,357)
Change in accrued capital expenditures	(19,666)	(37,967)
Proceeds from disposal of assets	273	3,031
Net cash used in investing activities	(38,109)	(86,293)
Cash flows from financing activities
Debt issuance costs on senior notes and credit facility	(42)	—
Repayment of long-term debt	(300,000)	(300,000)
Dividend payments	—	(37,546)
Dividends paid to noncontrolling interests	(5,393)	(21,513)
Taxes withheld on employee stock transactions	(4,280)	(3,133)
Net cash used in financing activities	(309,715)	(362,192)
Net decrease in cash and cash equivalents	(205,951)	(276,047)
Cash and cash equivalents, beginning of period	725,722	512,245
Cash and cash equivalents, end of period	$519,771	$236,198

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	10,958	—	—	—	10,958
Issuance of share-based compensation shares	1,235	12	(3,562)	—	—	—	(3,550)
Tax benefit of equity transactions	—	—	(5,508)	—	—	—	(5,508)
Net income	—	—	—	105,485	—	18,648	124,133
Dividends paid to noncontrolling interests	—	—	—	—	—	(21,513)	(21,513)
Dividends	—	—	—	(37,874)	—	—	(37,874)
Other comprehensive income, net	—	—	—	—	2,537	—	2,537
Balance at March 31, 2016	243,212	$2,432	$630,371	$6,199,112	$(60,638)	$720,136	$7,491,413
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	7,297	—	—	—	7,297
Issuance of share-based compensation shares	1,446	15	(21)	—	—	—	(6)
Shares withheld for taxes on equity transactions	—	—	(4,295)	—	—	—	(4,295)
Net income (loss)	—	—	—	(301,694)	—	17,920	(283,774)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	(5,393)
Dividends	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	468	—	468
Balance at March 31, 2017	244,685	$2,447	$657,149	$4,852,610	$(51,672)	$721,291	$6,181,825

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$518,968	$653,833
Accounts receivable, net	285,522	319,152
Taxes receivable	96,233	55,480
Prepaid expenses and other current assets	59,715	88,749
Total current assets	960,438	1,117,214
Property and equipment, at cost	12,381,850	12,364,888
Accumulated depreciation	(2,437,452)	(2,302,940)
Property and equipment, net	9,944,398	10,061,948
Other assets	90,117	178,552
Total assets	$10,994,953	$11,357,714
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,299	$299,882
Accounts payable	83,643	107,868
Accrued payroll and related costs	34,935	48,319
Taxes payable	48,629	46,561
Interest payable	63,252	61,299
Other current liabilities	68,038	67,312
Total current liabilities	547,796	631,241
Long-term debt	3,792,520	4,040,229
Deferred income taxes	179,742	2,084
Other liabilities	297,083	292,183
Total liabilities	4,817,141	4,965,737
Commitments and contingencies
Shareholder equity
Ordinary shares; 261,246 shares outstanding	26,125	26,125
Capital in excess of par value	601,356	594,091
Retained earnings	4,880,712	5,115,137
Accumulated other comprehensive loss	(51,672)	(52,140)
Total shareholder equity	5,456,521	5,683,213
Noncontrolling interests	721,291	708,764
Total equity	6,177,812	6,391,977
Total liabilities and equity	$10,994,953	$11,357,714

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues
Contract drilling services	$354,659	$591,367
Reimbursables	8,304	20,606
Other	13	600
	362,976	612,573
Operating costs and expenses
Contract drilling services	160,016	249,290
Reimbursables	5,146	16,006
Depreciation and amortization	135,718	149,673
General and administrative	9,064	10,605
	309,944	425,574
Operating income	53,032	186,999
Other income (expense)
Interest expense, net of amount capitalized	(73,447)	(57,100)
Interest income (expense) and other, net	1,119	(733)
Income (loss) before income taxes	(19,296)	129,166
Income tax benefit (provision)	(257,373)	6,503
Net income (loss)	(276,669)	135,669
Net income attributable to noncontrolling interests	(17,920)	(18,648)
Net income (loss) attributable to Noble Corporation	$(294,589)	$117,021

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(276,669)	$135,669
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	186	768
Foreign currency forward contracts	(110)	986
Amortization of deferred pension plan amounts (net of tax provision of $167 and $409 for the three months ended March 31, 2017 and 2016, respectively)	392	783
Other comprehensive income, net	468	2,537
Net comprehensive income attributable to noncontrolling interests	(17,920)	(18,648)
Comprehensive income (loss) attributable to Noble Corporation	$(294,121)	$119,558

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(276,669)	$135,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,718	149,673
Deferred income taxes	268,076	(22,513)
Capital contribution by parent - share-based compensation	7,265	9,119
Net change in other assets and liabilities	14,125	(84,198)
Net cash provided by operating activities	148,515	187,750
Cash flows from investing activities
Capital expenditures	(18,716)	(51,357)
Change in accrued capital expenditures	(19,666)	(37,967)
Proceeds from disposal of assets	273	3,031
Net cash used in investing activities	(38,109)	(86,293)
Cash flows from financing activities
Debt issuance costs on senior notes and credit facility	(42)	—
Repayment of long-term debt	(300,000)	(300,000)
Dividends paid to noncontrolling interests	(5,393)	(21,513)
Contributions (distributions) from (to) parent company, net	60,164	(56,316)
Net cash used in financing activities	(245,271)	(377,829)
Net decrease in cash and cash equivalents	(134,865)	(276,372)
Cash and cash equivalents, beginning of period	653,833	511,795
Cash and cash equivalents, end of period	$518,968	$235,423

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(56,316)	—	—	(56,316)
Capital contribution by parent - share-based compensation	—	—	9,119	—	—	—	9,119
Net income	—	—	—	117,021	—	18,648	135,669
Dividends paid to noncontrolling interests	—	—	—	—	—	(21,513)	(21,513)
Other comprehensive income, net	—	—	—	—	2,537	—	2,537
Balance at March 31, 2016	261,246	$26,125	$570,428	$6,227,916	$(60,638)	$720,136	$7,483,967
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions to parent company, net	—	—	—	60,164	—	—	60,164
Capital contribution by parent - share-based compensation	—	—	7,265	—	—	—	7,265
Net income (loss)	—	—	—	(294,589)	—	17,920	(276,669)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	(5,393)
Other comprehensive income, net	—	—	—	—	468	—	468
Balance at March 31, 2017	261,246	$26,125	$601,356	$4,880,712	$(51,672)	$721,291	$6,177,812

See accompanying notes to the unaudited consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1 — Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of May 5, 2017, our fleet consisted of 14 jackups, eight drillships and six semisubmersibles.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government-owned or controlled oil and gas companies throughout the world. As of March 31, 2017, our contract drilling services segment conducted operations in the United States, the North Sea, South Africa, the Middle East, Asia and South America. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
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
The accompanying unaudited consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2016 Consolidated Balance Sheets presented herein are derived from the December 31, 2016 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standards Update (“ASU”) No. 2016-09, excess tax benefits of approximately $5.5 million as of March 31, 2016, previously classified as a financing activity in “Employee stock transactions,” are classified as an operating activity in “Other current liabilities” on the accompanying Consolidated Statement of Cash Flows. Shares withheld for taxes on employee stock transactions of approximately $3 million as of March 31, 2016, previously classified as an operating activity in “Other current liabilities,” are classified as a financing activity in “Employee stock transactions” in the accompanying Consolidated Statement of Cash Flows.
Note 2 — Spin-off of Paragon Offshore plc (“Paragon Offshore”)
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.
In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the "Prior Plan") by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Settlement Agreement”) under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to provide certain tax bonding in Mexico as well as assume certain tax liabilities and the administration of Mexican tax claims for a specified number of years. The bonding to be provided by Noble-UK was a key benefit to Paragon Offshore of the Settlement Agreement, which was subject to bankruptcy court confirmation as part of a bankruptcy plan. The Prior Plan was rejected by the bankruptcy court in October 2016.
In April 2017, Paragon Offshore filed an updated disclosure statement and a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, including Paragon Offshore’s revised business plan, Paragon Offshore will no longer need the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. As a result, the Settlement Agreement is no longer applicable to the anticipated ongoing business of Paragon Offshore. Consequently, Paragon Offshore

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

abandoned the Settlement Agreement as part of the New Plan and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a litigation trust to pursue litigation against us.
We continue to discuss our continuing relationship with Paragon Offshore, including the possibility of entering into a new settlement agreement. There can be no assurance that the Company will reach any such settlement agreement with Paragon Offshore. If we do not enter into a settlement agreement with Paragon Offshore, we expect Paragon Offshore or its creditors would use the litigation trust to pursue claims against us relating to the Spin-off, including any alleged fraudulent conveyance claims. We continue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that any fraudulent conveyance claim or other claim related to the Spin-off that may be brought by Paragon Offshore or its creditors, would be without merit and would be contested vigorously by us (see Note 14 for additional information).
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the "Separation Agreements").
Master Separation Agreement (“MSA”)
The general terms and conditions relating to the separation and Spin-off are set forth in the MSA. The MSA identifies the assets transferred, liabilities assumed and contracts assigned either to Paragon Offshore by us or by Paragon Offshore to us in the separation and describes when and how these transfers, assumptions and assignments would occur. The MSA provides for, among other things, Paragon Offshore’s responsibility for liabilities relating to its business and the responsibility of Noble-UK for liabilities related to our, and in certain limited cases, Paragon Offshore’s business, in each case irrespective of when the liability arose. The MSA also contains indemnification obligations and ongoing commitments by us and Paragon Offshore.
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
In the course of its bankruptcy, Paragon Offshore may elect to reject the Separation Agreements. If Paragon Offshore rejects the Separation Agreements, the indemnity obligations that Paragon Offshore may owe us under the Separation Agreements would terminate, including indemnities arising under the MSA and the TSA in respect of obligations related to Paragon Offshore’s business that were incurred through Noble-retained entities prior to the Spin-off. We could, however, pursue claims against Paragon Offshore for such indemnity amounts in the bankruptcy proceeding. Any such claims would be unsecured claims in the bankruptcy. Likewise, any indemnity obligations that we may owe Paragon Offshore under the Separation Agreements, including those under the MSA and the TSA in respect of Noble-UK’s business that was conducted prior to the Spin-off through Paragon Offshore-retained entities, would also be extinguished. We do not expect that a rejection of the Separation Agreements by Paragon Offshore would have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we are unable to secure indemnification from Paragon Offshore could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
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
During the three months ended March 31, 2017 and 2016, the Bully joint ventures approved and paid dividends totaling $11 million and $43 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The combined carrying amount of the Bully-class drillships at both March 31, 2017 and December 31, 2016 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $45 million at March 31, 2017 as compared to approximately $35 million at December 31, 2016.
Note 4 — Share Data
Earnings per share
The following table sets forth the computation of basic and diluted earnings per share for Noble-UK:

	Three Months Ended March 31,
	2017	2016
Numerator:
Basic
Net income (loss) attributable to Noble-UK	$(301,694)	$105,485
Earnings allocated to unvested share-based payment awards	—	(3,822)
Net income (loss) to common shareholders - basic	$(301,694)	$101,663
Diluted
Net income (loss) attributable to Noble-UK	$(301,694)	$105,485
Earnings allocated to unvested share-based payment awards	—	(3,822)
Net income (loss) to common shareholders - diluted	$(301,694)	$101,663
Denominator:
Weighted average shares outstanding - basic	244,222	242,826
Incremental shares issuable from assumed exercise of stock options	—	—
Weighted average shares outstanding - diluted	244,222	242,826
Weighted average unvested share-based payment awards	—	9,129
Earnings (loss) per share
Basic	$(1.24)	$0.42
Diluted	$(1.24)	$0.42
Dividends per share	$—	$0.150
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2017 and 2016, approximately 1.3 million and 1.6 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were not dilutive. For the three months ended March 31, 2017, we experienced a net loss from continuing operations and as a result, approximately 9 million unvested share-based payment awards were excluded from the diluted earnings per share calculation, as such awards were not dilutive.
Share capital
As of March 31, 2017, Noble-UK had approximately 244.7 million shares outstanding and trading as compared to approximately 243.2 million shares outstanding and trading at December 31, 2016. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.
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
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. Prior to April 22, 2016, we had shareholder approval to repurchase up to 37 million ordinary shares. That authority has now expired and we do not currently have shareholder authority to repurchase shares.

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
Pursuant to the FCX Settlement, Noble may receive payments based upon the average price of oil over a 12 month period from June 30, 2016 through June 30, 2017. These contingent payments were not designated for hedge accounting treatment under FASB standards, and therefore, changes in fair value are recognized as either income or loss in the accompanying Consolidated Statements of Operations. For the three months ended March 31, 2017, we recognized a loss of approximately $7.9 million in “Contract drilling services revenue,” related to the valuation of this contingent payment. As of March 31, 2017, the estimated fair value of these contingent payments was $6.5 million which is included in “Prepaid expenses and other current assets” (see Note 11 for additional information).
Note 6 — Receivables from Customers
At March 31, 2017, we had receivables of approximately $14 million related to the Noble Max Smith, which are being disputed by our former customer, Petróleos Mexicanos (“Pemex”). These receivables have been classified as long-term and are included in “Other assets” on our Consolidated Balance Sheet. The disputed amounts relate to lost revenues for downtime that occurred after our rig was damaged when one of Pemex’s supply boats collided with our rig in 2010. In January 2012, we filed a lawsuit against Pemex in Mexican court seeking recovery of these amounts. While we can make no assurances as to the outcome of this dispute, we believe we are entitled to the disputed amounts.
Note 7 — Property and Equipment
Property and equipment, at cost, as of March 31, 2017 and December 31, 2016 for Noble-UK consisted of the following:

	March 31, 2017	December 31, 2016
Drilling equipment and facilities	$12,100,890	$12,048,571
Construction in progress	76,261	112,103
Other	204,699	204,214
Property and equipment, at cost	$12,381,850	$12,364,888
Capital expenditures, including capitalized interest, totaled $19 million and $51 million for the three months ended March 31, 2017 and 2016, respectively. There was no capitalized interest for the three months ended March 31, 2017, due to the completion of our newbuild program. Capitalized interest was $4 million for the three months ended March 31, 2016.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8 — Debt
Our total debt consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Senior unsecured senior notes
2.50% Senior Notes due March 2017	$—	$299,992
5.75% Senior Notes due March 2018	249,817	249,771
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	167,610	167,576
4.625% Senior Notes due March 2021	208,552	208,538
3.95% Senior Notes due March 2022	125,512	125,488
7.75% Senior Notes due January 2024	980,647	980,117
7.20% Senior Notes due April 2025	448,934	448,909
6.20% Senior Notes due August 2040	399,899	399,898
6.05% Senior Notes due March 2041	397,768	397,758
5.25% Senior Notes due March 2042	498,376	498,369
8.20% Senior Notes due April 2045	394,625	394,613
Total debt	4,073,435	4,372,724
Less: Unamortized debt issuance costs	(31,616)	(32,613)
Less: Current maturities of long-term debt (1)	(249,299)	(299,882)
Long-term debt, net of debt issuance costs	$3,792,520	$4,040,229

(1)	Presented net of current portion of unamortized debt issuance costs of $0.5 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively.
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly owned subsidiaries, Noble Holding (U.S.) LLC ("NHUS") and Noble Holding International Limited ("NHIL"). The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing.
Throughout the term of the credit facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.1 percent to 0.35 percent depending on our debt ratings. At March 31, 2017, based on our debt ratings on that date, the facility fee was 0.35 percent. At March 31, 2017, we had no borrowings outstanding or letters of credit issued. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. At March 31, 2017, the interest rate in effect is the highest permitted interest rate under the credit facility.
During 2016, we terminated our commercial paper program which had allowed us to issue up to $2.4 billion in unsecured commercial paper notes. This termination does not reduce the capacity under our credit facility.
Debt Issuances
In December 2016, we issued $1 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $968 million, after estimated expenses, were primarily used to retire debt related to our tender offer and the remaining portion will be used for general corporate purposes.
Senior Notes Interest Rate Adjustments
During 2016, we experienced several debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions which vary the applicable interest rates if our debt rating falls below investment grade, with continued adjustments up to a contractually-defined maximum interest rate increase set for each rating agency. Effective March 2017, the interest rates on our Senior Notes due 2018 increased to 5.75% and effective April 1, 2017, the interest rates on our Senior Notes due 2025 and 2045 increased to 7.70% and 8.70%, respectively, as a result of the most recent debt rating downgrade. On April 28, 2017, Moody’s Investors Service reduced our debt rating.  However,

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

there was no further increase in the interest rates on these Senior Notes because we have reached the contractually-defined maximum interest rate increase in respect of Moody’s Investors Service downgrades. The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further by S&P Global Ratings (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised by either rating agency above specified levels.
Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit rating.
Debt Tender Offers and Repayments
In December 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $468 million principal amount was outstanding, our 4.625% Senior Notes due 2021, of which $397 million principal amount was outstanding and our 3.95% Senior Notes due 2022, of which $400 million principal amount was outstanding. On December 28, 2016, we purchased $762 million of these Senior Notes for $750 million, plus accrued interest, using a portion of the net proceeds of the $1 billion Senior Notes due 2024 issuance in December 2016. As a result of this transaction, we recognized a net gain of approximately $7 million.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million.
In March 2017, we repaid our maturing $300 million 2.50% Senior Notes using cash on hand.
We anticipate using cash on hand to repay the outstanding balance of our $250 million 5.75% Senior Notes, maturing in March 2018.
Covenants
The credit facility is guaranteed by NHUS and NHIL. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At March 31, 2017, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the credit facility as of March 31, 2017.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At March 31, 2017, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2017.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
2.50% Senior Notes due March 2017	$—	$—	$299,992	$299,128
5.75% Senior Notes due March 2018	249,817	253,179	249,771	249,808
7.50% Senior Notes due March 2019	201,695	210,089	201,695	209,524
4.90% Senior Notes due August 2020	167,610	165,168	167,576	167,329
4.625% Senior Notes due March 2021	208,552	191,962	208,538	196,416
3.95% Senior Notes due March 2022	125,512	107,685	125,488	112,791
7.75% Senior Notes due January 2024	980,647	961,685	980,117	945,317
7.20% Senior Notes due April 2025	448,934	425,021	448,909	423,267
6.20% Senior Notes due August 2040	399,899	293,082	399,898	280,221
6.05% Senior Notes due March 2041	397,768	287,602	397,758	273,854
5.25% Senior Notes due March 2042	498,376	332,440	498,369	325,814
8.20% Senior Notes due April 2045	394,625	367,318	394,613	328,608
Total debt	$4,073,435	$3,595,231	$4,372,724	$3,812,077

Note 9 — Income Taxes
At March 31, 2017, the reserves for uncertain tax positions totaled $185 million (net of related tax benefits of $1 million). If the March 31, 2017 reserves are not realized, the provision for income taxes would be reduced by $185 million. At December 31, 2016, the reserves for uncertain tax positions totaled $173 million (net of related tax benefits of $1 million).
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
At March 31, 2017, our income tax provision included a non-cash, discrete item of $260 million as the result of an internal tax restructuring, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease deployment of cash throughout the business and consolidate operations into one centralized group of entities. The effect of this tax restructuring will be to lower current tax expense.
Note 10 — Employee Benefit Plans
Pension costs include the following components for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$—	$—	$775	$1,662
Interest cost	478	2,148	634	2,389
Return on plan assets	(701)	(2,941)	(895)	(3,097)
Amortization of prior service cost	—	—	26	29
Recognized net actuarial loss	266	366	37	1,100
Net pension benefit cost (gain)	$43	$(427)	$577	$2,083
During the three months ended March 31, 2017, we made no contributions to our pension plans. During the three months ended March 31, 2016, we made contributions to our pension plans of approximately $0.1 million.

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
Cash Flow Hedges
Several of our regional shorebases, including our North Sea operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2017 represent approximately 70 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $25 million at March 31, 2017. Total unrealized losses related to these forward contracts were approximately $0.1 million as of March 31, 2017 and were recorded as part of “Accumulated other comprehensive loss” (“AOCL”).
FCX Settlement
As discussed in Note 5, pursuant to the FCX Settlement, Noble may receive contingent payments from the FCX Settlement on September 30, 2017, depending on the average price of oil over a 12 month period from June 30, 2016 through June 30, 2017. The average price of oil will be calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averages more than $50 per barrel during such period, Freeport will pay $25 million to Noble. In addition to the $25 million contingent payment, if the price of WTI averages more than $65 per barrel during such period, Freeport will pay an additional $50 million to Noble. These contingent payments do not qualify for hedge accounting treatment under FASB standards, and therefore, changes in fair values are recognized as either income or loss in the accompanying Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following tables.
For the three months ended March 31, 2017, we recognized a loss of approximately $7.9 million in “Contract drilling services revenue,” related to the valuation of this contingent payment. As of March 31, 2017, the estimated fair value of these contingent payments was $6.5 million which is included in “Prepaid expenses and other current assets.”
Financial Statement Presentation
The following table, together with Note 12, summarizes the financial statement presentation and fair value of our derivative positions as of March 31, 2017 and December 31, 2016:

		Estimated fair value
	Balance sheet classification	March 31, 2017	December 31, 2016
Asset derivatives
Non-designated derivatives
FCX Settlement	Prepaid expenses and other current assets	$6,500	$14,400
Liability derivatives
Cash flow hedges
Short-term foreign currency forward contracts	Other current liabilities	$110	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

To supplement the fair value disclosures in Note 12, the following table summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “contract drilling services” revenue or expense for the three months ended March 31, 2017 and 2016:

	Gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" revenue
	2017	2016	2017	2016	2017	2016
Cash flow hedges
Foreign currency forward contracts	$(37)	$894	$(73)	$92	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$(7,900)	$—
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
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,590	$6,590	$—	$—
FCX Settlement	6,500	—	—	6,500
Liabilities -
Foreign currency forward contracts	$110	$—	$110	$—

	December 31, 2016
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,246	$6,246	$—	$—
FCX Settlement	$14,400	$—	$—	$14,400

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Our cash and cash equivalents, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Consolidated Balance Sheets approximate fair value. The foreign currency forward contracts have been valued using actively quoted prices and quotes obtained from the counterparties to the contracts. The FCX Settlement has been valued using a Monte Carlo Simulation Model based on the following assumptions as of March 31, 2017:

Valuation assumptions:
Expected volatility	45.25%
Mean-reversion rate	2.80
Discount rate (1)	2.5%
Underlying spot price (2)	$50.60

(1)	Based on the cost of debt of Freeport.

(2)	Based on the last trading price of the WTI spot contract from Bloomberg as of March 31, 2017.
The following table details the activity related to the FCX Settlement asset classified within Level 3 of the valuation hierarchy for the periods indicated:

Balance as of December 31, 2016	$14,400
Change in fair value recognized in earnings	(7,900)
Balance as of March 31, 2017	$6,500
Note 13 — Accumulated Other Comprehensive Loss
The following table presents the changes in the accumulated balances for each component of AOCL for the three months ended March 31, 2017 and 2016. All amounts within the tables are shown net of tax.

	Gains / (Losses) on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income before reclassifications	894	—	768	1,662
Amounts reclassified from AOCL	92	783	—	875
Net other comprehensive income	986	783	768	2,537
Balance at March 31, 2016	$986	$(46,136)	$(15,488)	$(60,638)
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income (loss) before reclassifications	(37)	—	186	149
Amounts reclassified from AOCL	(73)	392	—	319
Net other comprehensive income (loss)	(110)	392	186	468
Balance at March 31, 2017	$(110)	$(35,473)	$(16,089)	$(51,672)

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
We have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts. We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we conducted a review, which is now substantially complete, of our relationship with the agent and with Petrobras. We are in contact with the SEC, the Brazilian federal prosecutor’s office and the DOJ about this matter. We are cooperating with these agencies and they are aware of our internal review. To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.
We are from time to time a party to various lawsuits that are incidental to our operations in which the claimants seek an unspecified amount of monetary damages for personal injury, including injuries purportedly resulting from exposure to asbestos on drilling rigs and associated facilities. At March 31, 2017, there were 43 asbestos related lawsuits in which we are one of many defendants. These lawsuits have been filed in the United States in the states of Louisiana and Mississippi. We intend to vigorously defend against the litigation. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
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
During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report ("RAR") from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our consolidated financial statements. We have also been informed by the IRS that our 2012 and 2013 tax returns will be examined, and we anticipate that examination beginning during 2017. The IRS examination team also completed its examination of two U.S. subsidiaries of Frontier Drilling for 2011, and proposed no changes to those returns.
On August 1, 2014, Noble-UK completed the Spin-off through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. In February 2016, Paragon Offshore sought approval of the Prior Plan by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. As part of the Prior Plan, we entered into the Settlement Agreement with Paragon Offshore under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to provide certain tax bonding in Mexico as well as assume certain tax liabilities and the administration of Mexican tax claims for specified years. The bonding to be provided by Noble-UK was a

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

key benefit to Paragon Offshore of the Settlement Agreement, which was subject to bankruptcy court confirmation as part of a bankruptcy plan. The Prior Plan was rejected by the bankruptcy court in October 2016.
In April 2017, Paragon Offshore filed an updated disclosure statement and a New Plan in its bankruptcy proceeding. Under the New Plan, including Paragon Offshore’s revised business plan, Paragon Offshore will no longer need the Mexican tax bonding that Noble was to provide under the Settlement Agreement. As a result, the Settlement Agreement is no longer applicable to the anticipated ongoing business of Paragon Offshore. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a litigation trust to pursue litigation against us.
We continue to discuss our continuing relationship with Paragon Offshore, including the possibility of entering into a new settlement agreement. There can be no assurance that we will reach any settlement agreement with Paragon Offshore. If we do not enter into a settlement agreement with Paragon Offshore, we expect Paragon Offshore or its creditors would use the funds in the litigation trust to pursue claims against us relating to the Spin-off, including any alleged fraudulent conveyance claims. We continue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that any fraudulent conveyance claim or other claim related to the Spin-off that may be brought by Paragon Offshore or its creditors would be without merit and would be contested vigorously by us. If litigation is instituted against Noble and we are unsuccessful in defending such claims, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
In the course of its bankruptcy, Paragon Offshore may elect to reject the Separation Agreements. If Paragon Offshore rejects the Separation Agreements, the indemnity obligations that Paragon Offshore may owe us under the Separation Agreements would terminate, including indemnities arising under the MSA and the TSA in respect of obligations related to Paragon Offshore’s business that were incurred through Noble-retained entities prior to the Spin-off. We could, however, pursue claims against Paragon Offshore for such indemnity amounts in the bankruptcy proceeding. Any such claims would be unsecured claims in the bankruptcy. Likewise, any indemnity obligations that we may owe Paragon Offshore under the Separation Agreements, including those under the MSA and the TSA in respect of Noble-UK’s business that was conducted prior to the Spin-off through Paragon Offshore-retained entities, would also be extinguished. We do not expect that a rejection of the Separation Agreements by Paragon Offshore would have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we are unable to secure indemnification from Paragon Offshore could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
Audit claims of approximately $49 million attributable to income and other business taxes have been assessed against Noble entities in Mexico. In addition, under the TSA, we must indemnify Paragon Offshore for final assessed amounts in respect of approximately $9 million of tax audit claims arising from Noble's Mexican business that was conducted through Paragon Offshore-retained entities prior to the Spin-off. If the Separation Agreements, including the TSA, are terminated, we would no longer have an obligation to indemnify Paragon Offshore for such amounts.
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
Paragon Offshore has received certain tax assessments attributable to income, customs and other business taxes in Brazil, including $46 million relating to Noble’s business that operated through a Paragon Offshore-retained entity in Brazil prior to the Spin-off. Under the TSA, we must indemnify Paragon Offshore for all final assessed amounts that are related to Noble’s Brazil business if and when such payments become due. If the Separation Agreements, including the TSA, are terminated, we would no longer have an obligation to indemnify Paragon Offshore for such amounts.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have been notified by Petrobras that it is currently challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras has also notified us that if Petrobras must ultimately pay such withholding taxes, it will seek reimbursement from us for the portion allocable to our drilling rigs. The amount of withholding tax that Petrobras indicates may be allocable to Noble drilling rigs is approximately $25 million. We believe that our contract with Petrobras requires Petrobras to indemnify us for these withholding taxes. We will, if necessary, vigorously defend our rights.
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
Note 15 — Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for periods beginning after December 15, 2016. We have formed an implementation work team, completed training on ASC Topic 606 and have begun a project to review relevant contracts. We plan on adopting the new standard effective January 1, 2018 concurrently with ASU No. 2016-02, Leases (ASC Topic 842) as discussed below and applying it retrospectively to all comparative periods presented.
In November 2015, the FASB issued ASU No. 2015-17, which amends ASC Topic 740, “Income Taxes.” This amendment aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards. International Accounting Standard 1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets be offset and presented as a single amount is not affected by the amendments in this update. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures and we determined that there is no retrospective adjustment necessary, as such, the update will be implemented prospectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Under the updated accounting standards, we have preliminarily determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and services components. Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances, and such effect could result in differences in the timing of our revenue recognition relative to current accounting standards. Given the interaction with the accounting standard update related to revenue from contracts with customers, we expect to adopt the updates concurrently, effective January 1, 2018. We are evaluating what impact the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures. We have formed an implementation work team, completed training on ASC Topic 842 and have begun a project to review relevant leases.
In March 2016, the FASB issued ASU No. 2016-05, which amends ASC Topic 815, “Derivatives and Hedging.” This amendment clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective basis or a modified retrospective basis. The adoption of this guidance did not have an impact on our financial condition, results of operations, cash flows or financial disclosures and we determined that there is no retrospective adjustment necessary, as such, the update will be implemented prospectively.
In March 2016, the FASB issued ASU No. 2016-09, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Under the new provision, current period excess tax benefits related to stock compensation will be recognized in the “Provision for income taxes” in the results of operations, rather than in "Additional paid-in capital" in the consolidated balance sheets and will be applied on a prospective basis. Changes to the statements of cash flows related to the classification of prior period excess tax benefits and employee taxes paid for share-based payment arrangements will be implemented on a retrospective basis. In accordance with our adoption of this update, in the accompanying Consolidated Statement of Cash Flows, excess tax benefits of approximately $5.5 million as of March 31, 2016, which were previously classified as a financing activity in “Employee stock transactions,” are classified as an operating activity in “Other current liabilities.” Additionally, employee taxes paid for share-based payment arrangements of approximately $3 million as of March 31, 2016, which were previously classified as an operating activity in “Other current liabilities,” are classified as a financing activity in “Employee stock transactions”.
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
In February 2017, the FASB issued ASU No. 2017-06 which amends ASC Topic 960, “Defined Benefit Pension Plans," ASC Topic 962, "Defined Contribution Pension Plans" and ASC Topic 965, "Health and Welfare Benefit Plans." The amendments in this update clarify presentation requirements for a plan’s interest in a master trust and require more detailed disclosures of the plan’s interest in the master trust. The amendments also eliminate a redundancy relating to 401(h) account disclosures. This guidance

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

is effective for fiscal years beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
In March 2017, the FASB issued ASU No. 2017-07 which amends ASC Topic 715, “Compensation—Retirement Benefits." The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
Note 16 — Supplemental Financial Information
Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $125 million and $134 million at March 31, 2017 and December 31, 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $50 million at March 31, 2017 as compared to $54 million at December 31, 2016, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. During the first quarter of 2016, we agreed to further contract dayrate reductions for the remaining four contracted rigs through the end of 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At March 31, 2017 and December 31, 2016, revenues recorded in excess of billings as a result of this recognition totaled $13 million and $18 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
Consolidated Statements of Cash Flows Information
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows.

	Noble-UK		Noble-Cayman
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Accounts receivable	$33,630	$(7,086)	$33,630	$(7,086)
Other current assets	(11,451)	20,750	(11,719)	18,739
Other assets	89,065	23,845	89,029	23,845
Accounts payable	(9,017)	(48,925)	(8,800)	(48,619)
Other current liabilities	(95,810)	(53,252)	(96,154)	(45,885)
Other liabilities	8,139	(25,191)	8,139	(25,192)
	$14,556	$(89,859)	$14,125	$(84,198)
In accordance with our adoption of ASU No. 2016-09, in the accompanying Consolidated Statement of Cash Flows, shares withheld for taxes on employee stock transactions, which were previously classified as an operating activity in “Other current liabilities,” are classified as a financing activity in “Employee stock transactions”. Prior period excess tax benefits, which were previously classified as a financing activity in “Employee stock transactions,” are classified as an operating activity in “Other current liabilities” in the accompanying Consolidated Statement of Cash Flows. Current period excess tax benefits, which were previously classified as a financing activity on the Consolidated Statement of Cash Flows, are recognized in the “Provision for income taxes” on the Consolidated Statement of Operations rather than in “Additional paid-in capital” on the Consolidated Balance Sheet.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 17 — Information about Noble-Cayman
Guarantees of Registered Securities
Noble-Cayman, or one or more wholly-owned subsidiaries of Noble-Cayman, are a co-issuer or full and unconditional guarantor or otherwise obligated as of March 31, 2017 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor
$250 million 5.75% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHUS	Noble-Cayman
Noble Drilling Holding, LLC ("NDH")
Noble Drilling Services 6 LLC ("NDS6")
$168 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$209 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$126 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$1 billion 7.75% Senior Notes due 2024	NHIL	Noble-Cayman
$450 million 7.20% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 8.20% Senior Notes due 2045	NHIL	Noble-Cayman
The following condensed consolidating financial statements of Noble-Cayman, NHUS, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017
(in thousands)
(Unaudited)

	Noble - Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$—	$100	$—	$—	$518,867	$—	$518,968
Accounts receivable	—	—	27,057	—	—	258,465	—	285,522
Taxes receivable	—	57,040	—	—	—	39,193	—	96,233
Short-term notes receivable from affiliates	52,611	—	124,601	119,314	—	—	(296,526)	—
Accounts receivable from affiliates	2,825,054	—	134,251	65,415	80,483	5,946,376	(9,051,579)	—
Prepaid expenses and other current assets	95	—	2,181	77	—	57,362	—	59,715
Total current assets	2,877,761	57,040	288,190	184,806	80,483	6,820,263	(9,348,105)	960,438
Property and equipment, at cost	—	—	1,066,013	—	—	11,315,837	—	12,381,850
Accumulated depreciation	—	—	(232,729)	—	—	(2,204,723)	—	(2,437,452)
Property and equipment, net	—	—	833,284	—	—	9,111,114	—	9,944,398
Notes receivable from affiliates	3,605,249	—	1,053,784	318,999	6,378,539	1,167,802	(12,524,373)	—
Investments in affiliates	2,221,570	3,314,708	3,906,599	12,145,901	6,328,697	—	(27,917,475)	—
Other assets	3,877	—	6,818	1	—	79,421	—	90,117
Total assets	$8,708,457	$3,371,748	$6,088,675	$12,649,707	$12,787,719	$17,178,600	$(49,789,953)	$10,994,953
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$249,299	$—	$124,601	$(296,526)	$249,299
Accounts payable	—	—	4,125	—	—	79,518	—	83,643
Accrued payroll and related costs	—	—	4,468	—	—	30,467	—	34,935
Accounts payable to affiliates	3,231,974	422,363	1,882,042	467,987	7,873	3,039,340	(9,051,579)	—
Taxes payable	—	—	—	—	—	48,629	—	48,629
Interest payable	24	—	—	62,598	630	—	—	63,252
Other current liabilities	9	—	25	—	—	68,004	—	68,038
Total current liabilities	3,232,007	594,288	1,890,660	779,884	8,503	3,390,559	(9,348,105)	547,796
Long-term debt	—	—	—	3,591,068	201,452	—	—	3,792,520
Notes payable to affiliates	—	2,305,243	467,139	3,175,661	—	6,576,330	(12,524,373)	—
Deferred income taxes	—	—	6	—	—	179,736	—	179,742
Other liabilities	19,929	—	6,129	—	—	271,025	—	297,083
Total liabilities	3,251,936	2,899,531	2,363,934	7,546,613	209,955	10,417,650	(21,872,478)	4,817,141
Commitments and contingencies
Total shareholder equity	5,456,521	472,217	3,724,741	5,103,094	12,577,764	5,636,150	(27,513,966)	5,456,521
Noncontrolling interests	—	—	—	—	—	1,124,800	(403,509)	721,291
Total equity	5,456,521	472,217	3,724,741	5,103,094	12,577,764	6,760,950	(27,917,475)	6,177,812
Total liabilities and equity	$8,708,457	$3,371,748	$6,088,675	$12,649,707	$12,787,719	$17,178,600	$(49,789,953)	$10,994,953

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$2,537	$—	$10,855	$—	$—	$640,441	$—	$653,833
Accounts receivable	—	—	33,162	—	—	285,990	—	319,152
Taxes receivable	—	21,428	—	—	—	34,052	—	55,480
Short-term notes receivable from affiliates	—	—	243,915	—	1,349,708	52,611	(1,646,234)	—
Accounts receivable from affiliates	361,313	—	137,476	67,560	85,274	3,038,658	(3,690,281)	—
Prepaid expenses and other current assets	270	—	1,611	—	—	86,868		88,749
Total current assets	364,120	21,428	427,019	67,560	1,434,982	4,138,620	(5,336,515)	1,117,214
Property and equipment, at cost	—	—	2,376,862	—	—	9,988,026	—	12,364,888
Accumulated depreciation	—	—	(428,308)	—	—	(1,874,632)	—	(2,302,940)
Property and equipment, net	—	—	1,948,554	—	—	8,113,394	—	10,061,948
Notes receivable from affiliates	3,304,672	—	112,706	69,564	5,000	1,798,614	(5,290,556)	—
Investments in affiliates	2,848,855	2,007,016	1,411,874	8,369,728	6,129,082	—	(20,766,555)	—
Other assets	4,292	—	5,687	—	—	168,573	—	178,552
Total assets	$6,521,939	$2,028,444	$3,905,840	$8,506,852	$7,569,064	$14,219,201	$(31,393,626)	$11,357,714
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables from affiliates	$—	$171,925	$—	$—	$—	$1,474,309	$(1,646,234)	$—
Current maturities of long-term debt	—	—	—	299,882	—	—	—	299,882
Accounts payable	—	—	4,228	—	—	103,640	—	107,868
Accrued payroll and related costs	—	—	4,882	—	—	43,437	—	48,319
Accounts payable to affiliates	818,737	111,801	1,995,788	123,642	—	640,313	(3,690,281)	—
Taxes payable	—	—	—	—	—	46,561	—	46,561
Interest payable	48	—	—	56,839	4,412	—	—	61,299
Other current liabilities	12	—	4,296	—	—	63,004	—	67,312
Total current liabilities	818,797	283,726	2,009,194	480,363	4,412	2,371,264	(5,336,515)	631,241
Long-term debt	—	—	—	3,838,807	201,422	—	—	4,040,229
Notes payable to affiliates	—	700,000	467,139	744,181	—	3,379,236	(5,290,556)	—
Deferred income taxes	—	—	534	—	—	1,550	—	2,084
Other liabilities	19,929	—	24,035	—	—	248,219	—	292,183
Total liabilities	838,726	983,726	2,500,902	5,063,351	205,834	6,000,269	(10,627,071)	4,965,737
Commitments and contingencies
Total shareholder equity	5,683,213	1,044,718	1,404,938	3,443,501	7,363,230	7,106,323	(20,362,710)	5,683,213
Noncontrolling interests	—	—	—	—	—	1,112,609	(403,845)	708,764
Total equity	5,683,213	1,044,718	1,404,938	3,443,501	7,363,230	8,218,932	(20,766,555)	6,391,977
Total liabilities and equity	$6,521,939	$2,028,444	$3,905,840	$8,506,852	$7,569,064	$14,219,201	$(31,393,626)	$11,357,714

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$47,104	$—	$—	$324,724	$(17,169)	$354,659
Reimbursables	—	—	1,136	—	—	7,168	—	8,304
Other	—	—	—	—	—	13	—	13
Total operating revenues	—	—	48,240	—	—	331,905	(17,169)	362,976
Operating costs and expenses
Contract drilling services	1,001	2,571	11,499	12,487	—	149,627	(17,169)	160,016
Reimbursables	—	—	820	—	—	4,326	—	5,146
Depreciation and amortization	—	—	16,515	—	—	119,203	—	135,718
General and administrative	513	1,307	—	6,833	4	407	—	9,064
Total operating costs and expenses	1,514	3,878	28,834	19,320	4	273,563	(17,169)	309,944
Operating income (loss)	(1,514)	(3,878)	19,406	(19,320)	(4)	58,342	—	53,032
Other income (expense)
Income (loss) of unconsolidated affiliates	(295,102)	(313,565)	2,369	96,817	50,619	—	458,862	—
Interest expense, net of amounts capitalized	(2,605)	(17,511)	(3,092)	(106,002)	(3,817)	(57,313)	116,893	(73,447)
Interest income and other, net	4,632	(65)	39,902	4,203	63,418	5,922	(116,893)	1,119
Income (loss) before income taxes	(294,589)	(335,019)	58,585	(24,302)	110,216	6,951	458,862	(19,296)
Income tax benefit (provision)	—	50,459	509	—	—	(308,341)	—	(257,373)
Net income (loss)	(294,589)	(284,560)	59,094	(24,302)	110,216	(301,390)	458,862	(276,669)
Net income attributable to noncontrolling interests	—	—	—	—	—	(17,582)	(338)	(17,920)
Net income (loss) attributable to Noble Corporation	(294,589)	(284,560)	59,094	(24,302)	110,216	(318,972)	458,524	(294,589)
Other comprehensive income, net	468	—	—	—	—	468	(468)	468
Comprehensive income (loss) attributable to Noble Corporation	$(294,121)	$(284,560)	$59,094	$(24,302)	$110,216	$(318,504)	$458,056	$(294,121)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME
Three Months Ended March 31, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$52,207	$—	$—	$557,474	$(18,314)	$591,367
Reimbursables	—	—	746	—	—	19,860	—	20,606
Other	—	—	—	—	—	600	—	600
Total operating revenues	—	—	52,953	—	—	577,934	(18,314)	612,573
Operating costs and expenses
Contract drilling services	1,745	7,395	14,558	32,314	—	211,592	(18,314)	249,290
Reimbursables	—	—	542	—	—	15,464	—	16,006
Depreciation and amortization	—	—	21,461	—	—	128,212	—	149,673
General and administrative	419	3,315	—	14,545	—	(7,674)	—	10,605
Total operating costs and expenses	2,164	10,710	36,561	46,859	—	347,594	(18,314)	425,574
Operating income (loss)	(2,164)	(10,710)	16,392	(46,859)	—	230,340	—	186,999
Other income (expense)
Income (loss) of unconsolidated affiliates	135,092	53,855	(13,583)	176,354	137,371	—	(489,089)	—
Interest expense, net of amounts capitalized	(17,556)	(1,327)	(2,748)	(61,409)	(4,275)	(4,399)	34,614	(57,100)
Interest income and other, net	1,649	(4)	3,476	15,321	69	13,370	(34,614)	(733)
Income before income taxes	117,021	41,814	3,537	83,407	133,165	239,311	(489,089)	129,166
Income tax (provision) benefit	—	(10,082)	(205)	—	—	16,790	—	6,503
Net income	117,021	31,732	3,332	83,407	133,165	256,101	(489,089)	135,669
Net income attributable to noncontrolling interests	—	—	—	—	—	(22,816)	4,168	(18,648)
Net income attributable to Noble Corporation	117,021	31,732	3,332	83,407	133,165	233,285	(484,921)	117,021
Other comprehensive loss, net	2,537	—	—	—	—	2,537	(2,537)	2,537
Comprehensive income attributable to Noble Corporation	$119,558	$31,732	$3,332	$83,407	$133,165	$235,822	$(487,458)	$119,558

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$8,341	$(6,607)	$54,422	$(115,438)	$55,815	$151,982	$—	$148,515
Cash flows from investing activities
Capital expenditures	—	—	(277)	—	—	(38,105)	—	(38,382)
Proceeds from disposal of assets	—	—	—	—	—	273	—	273
Net cash provide by (used in) investing activities	—	—	(277)	—	—	(37,832)	—	(38,109)
Cash flows from financing activities
Debt issuance costs on senior notes and credit facility	—	—	—	(42)	—	—	—	(42)
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	—	(5,393)
Distributions to parent company, net	60,164	—	—	—	—	—	—	60,164
Advances (to) from affiliates	(71,041)	6,607	(64,900)	415,480	(55,815)	(230,331)	—	—
Net cash provided by (used in) financing activities	(10,877)	6,607	(64,900)	115,438	(55,815)	(235,724)	—	(245,271)
Net change in cash and cash equivalents	(2,536)	—	(10,755)	—	—	(121,574)	—	(134,865)
Cash and cash equivalents, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash and cash equivalents, end of period	$1	$—	$100	$—	$—	$518,867	$—	$518,968

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(8,420)	$(12,190)	$20,809	$(120,093)	$(7,988)	$315,632	$—	$187,750
Cash flows from investing activities
Capital expenditures	—	—	(14,575)	—	—	(74,749)	—	(89,324)
Proceeds from disposal of assets	—	—	—	—	—	3,031	—	3,031
Net cash used in investing activities	—	—	(14,575)	—	—	(71,718)	—	(86,293)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Dividends paid to noncontrolling interests	—	—	—	—	—	(21,513)	—	(21,513)
Distributions to parent company, net	(56,316)	—	—	—	—	—	—	(56,316)
Advances (to) from affiliates	63,117	12,190	(8,264)	420,093	7,988	(495,124)	—	—
Net cash provided by (used in) financing activities	6,801	12,190	(8,264)	120,093	7,988	(516,637)	—	(377,829)
Net change in cash and cash equivalents	(1,619)	—	(2,030)	—	—	(272,723)	—	(276,372)
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$8	$—	$71	$—	$—	$235,344	$—	$235,423

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2017, and our results of operations for the three months ended March 31, 2017 and 2016. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our credit facility or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of May 5, 2017, our fleet consisted of 14 jackups, eight drillships and six semisubmersibles.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government-owned or controlled oil and gas companies throughout the world. As of March 31, 2017, our contract drilling services segment conducted operations in the United States, the North Sea, South Africa, the Middle East, Asia and South America. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Outlook
The business environment for offshore drillers during the first three months of 2017 remained challenging. A rig supply imbalance remained in place, as curtailed offshore spending by customers contributed to a growing number of rigs without follow-on drilling programs as current contracts expire. In addition, some newbuild rigs ordered prior to the decline in industry activity, continue to exit shipyards, while the delivery of other newbuild orders have been delayed into the future and are adding to the supply imbalance. Our customers have adopted a cautious approach to offshore spending as crude oil prices declined from approximately $112 per barrel on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $52 per barrel on April 25, 2017. Although crude oil prices have traded in a more sustainable range over the first three months of

2017, we expect that the offshore drilling programs of operators will remain curtailed, especially exploration activity, until higher, sustainable crude oil prices are achieved. Until then, further deterioration in rig utilization and dayrates is possible.
We expect the business environment for the remainder of 2017 and into 2018 to remain weak and it could potentially deteriorate further. The present subdued level of global economic activity, the uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”) in November 2016, the incremental production capacity in non-OPEC countries, including growing production from the U.S. shale activity, the current U.S. political environment and the Brexit vote in the UK are contributing to an uncertain oil price environment, leading to considerable uncertainty in our customers’ exploration and production spending plans. However, the production limits recently agreed to by OPEC could help to establish market conditions supporting higher, sustained crude prices in 2017. In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will end. While current market conditions persist, we will continue to focus on cost control initiatives and managing liquidity. The current business environment could lead to the Company stacking or retiring additional drilling rigs.
While we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry, we believe we are strategically well positioned.
We believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. Also, with the ultimate market recovery benefitting from any sustained under-investment by customers during this current phase of the market cycle. The acceleration in customer’s offshore spending, in combination with further fleet attrition should contribute to a balanced rig supply over time.
Results and Strategy
Our business strategy focuses on a balanced fleet of both deepwater and high-specification jackup assets and the deployment of our drilling rigs in important oil and gas basins around the world.
Over the past five years, we have expanded our drilling fleet through our newbuild program. We took delivery of our last remaining newbuild, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, in July 2016. The Noble Lloyd Noble commenced operations in November 2016 under a four-year contract in the North Sea. Although we plan to focus on capital preservation and liquidity based on current market conditions, we also continue to evaluate opportunities to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
Spin-off of Paragon Offshore plc
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.
In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the "Prior Plan") by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the "Settlement Agreement") under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to provide certain tax bonding in Mexico as well as assume certain tax liabilities and the administration of Mexican tax claims for specified years. The bonding to be provided by Noble-UK was a key benefit to Paragon Offshore of the Settlement Agreement, which was subject to bankruptcy court confirmation as part of a bankruptcy plan. The Prior Plan was rejected by the bankruptcy court in October 2016.
In April 2017, Paragon Offshore filed an updated disclosure statement and a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, including Paragon Offshore’s revised business plan, Paragon Offshore will no longer need the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. As a result, the Settlement Agreement is no longer applicable to the anticipated ongoing business of Paragon Offshore. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a litigation trust to pursue litigation against us.
We continue to discuss our continuing relationship with Paragon Offshore, including the possibility of entering into a new settlement agreement. There can be no assurance that we will reach any settlement agreement with Paragon Offshore. If we do not enter into a settlement agreement with Paragon Offshore, we expect Paragon Offshore or its creditors would use the funds in the litigation trust to pursue claims against us relating to the Spin-off, including any alleged fraudulent conveyance claims. We co ntinue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that any fraudulent conveyance claim or other claim related to the Spin-off that may be brought by Paragon Offshore or its creditors, would be without merit and would be contested vigorously by us.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the "Separation Agreements"). In the course of its bankruptcy, Paragon Offshore may elect to reject the Separation Agreements. If Paragon Offshore rejects the Separation Agreements, the indemnity obligations that Paragon Offshore may owe us under the Separation Agreements would terminate, including indemnities arising under the Master Separation Agreement and the Tax Sharing Agreement in respect of obligations related to Paragon Offshore’s business that were incurred through Noble-retained entities prior to the Spin-off. We could, however, pursue claims against Paragon Offshore for such indemnity amounts in the bankruptcy proceeding. Any such claims would be unsecured claims in the bankruptcy. Likewise, any indemnity obligations that we may owe Paragon Offshore under the Separation Agreements, including those under the Master Separation Agreement and Tax Sharing Agreement in respect of Noble-UK’s business that was conducted prior to the Spin-off through Paragon Offshore-retained entities, would also be extinguished. We do not expect that a rejection of the Separation Agreements by Paragon Offshore would have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we are unable to secure indemnification from Paragon Offshore could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
For additional information regarding the Spin-off and the Settlement Agreement with Paragon Offshore, see Note 2 and Note 14 to the consolidated financial statements included in this report.
Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of March 31, 2017, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2017 (1)	2018	2019	2020	2021-2024
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (4)(6)	$2,056	$349	$451	$348	$326	$582
Jackups (3)	1,474	396	393	303	223	159
Total (2)	$3,530	$745	$844	$651	$549	$741
Percent of Available Days Committed (5)
Semisubmersibles/Drillships		32%	29%	22%	21%	13%
Jackups		77%	50%	28%	19%	7%
Total		54%	40%	25%	20%	10%

(1)	Represents a nine-month period beginning April 1, 2017.

(2)
Some of our drilling contracts provide the customer with certain early termination rights and, in very limited cases, these termination rights require minimal or no notice or financial penalties. As of April 25, 2017, no notifications of contract terminations have been received.

(3)
Our Saudi Aramco contract rates for the Noble Joe Beall and Noble Gene House were adjusted downward in 2016. We expect the contract rates to be in the general range of the amended rates in 2016 through the end of each respective contract. Backlog for these contracts has been prepared assuming the reduced rates from 2016 apply for the remainder of the contract.

(4)
As previously reported, three of our long-term contracts with Shell, the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those long-term contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day plus daily operating expenses. The amendment also provided Shell the right to idle the Noble Bully II for up to one year and the Noble Globetrotter II for up to two years, each at a special stacking rate. Shell has exercised its right and beginning late December 2016 we idled the Noble Globetrotter II at a rate of $185,000 per day. The Noble Bully II was idled at a rate of $200,000 per day, effective April 3, 2017. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at their respective dayrate floor for the remaining contract term.

(5)
Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.

(6)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of March 31, 2017, the combined amount of backlog for these rigs totaled $573 million, all of which is included in backlog. Noble’s proportional interest in the backlog for these rigs totaled $286.5 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of March 31, 2017, our contract drilling services backlog did not include any letters of intent.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period and, for the three rigs contracted with Shell mentioned in the above, utilize the idle period and floor rates as described in Footnote (4) to the Backlog table above. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods set forth in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017, Shell, Saudi Aramco and Statoil ASA represented approximately 59 percent, 19 percent and 15 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended March 31, 2017 and 2016
Net loss from continuing operations attributable to Noble-UK for the three months ended March 31, 2017 (the “Current Quarter”) was $302 million, or $1.24 per diluted share, on operating revenues of $363 million, compared to net income from continuing operations for the three months ended March 31, 2016 (the “Comparable Quarter”) of $105 million, or $0.42 per diluted share, on operating revenues of $612 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, except operating income for Noble-Cayman for the three months ended March 31, 2017 and 2016 was $7 million and $12 million higher, respectively, than operating income for Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended March 31, 2017 and 2016:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	2017	2016	% Change	2017	2016	% Change
Jackups	93%	84%	1,170	981	19%	$123,154	$134,868	(9)%
Semisubmersibles	17%	48%	90	350	(74)%	131,015	258,786	(49)%
Drillships	68%	100%	490	728	(33)%	405,719	506,141	(20)%
Total	69%	79%	1,750	2,059	(15)%	$202,674	$287,169	(29)%

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
Contract Drilling Services
The following table sets forth the operating results for our contract drilling services segment for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Operating revenues:
Contract drilling services	$354,659	$591,367	$(236,708)	(40)%
Reimbursables (1)	8,304	20,606	(12,302)	(60)%
	$362,963	$611,973	$(249,010)	(41)%
Operating costs and expenses:
Contract drilling services	$160,385	$251,248	$(90,863)	(36)%
Reimbursables (1)	5,146	16,006	(10,860)	(68)%
Depreciation and amortization	129,778	144,029	(14,251)	(10)%
General and administrative	15,880	19,540	(3,660)	(19)%
	311,189	430,823	(119,634)	(28)%
Operating income	$51,774	$181,150	$(129,376)	(71)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a 29 percent decrease in average dayrates, which decreased revenues by $148 million as well as a 15 percent decrease in operating days, which decreased revenues by $89 million. Contract drilling services revenues decreased in the Current Quarter as compared to the Comparable Quarter by $170 million and $79 million on our drillships and semisubmersibles, respectively, and increased by $12 million on our jackups.
During the Current Quarter drillship revenues decreased by $170 million driven by a 33 percent decrease in operating days and a 20 percent decrease in average dayrates, resulting in decreases in revenues of $121 million and $49 million, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was primarily the result of the contract cancellations of the Noble Sam Croft, Noble Tom Madden and Noble Bob Douglas, which operated in the Comparable Quarter and increased stacked days on the Noble Bully I in the Current Quarter. Additionally, the valuation of the contingent payments from the FCX Settlement declined $8 million in the Current Quarter.

Semisubmersible revenues decreased by $79 million, driven by a 74 percent decrease in operating days and a 49 percent decrease in average dayrates, resulting in a $67 million and $12 million decrease in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was attributable to the contract completions since the Comparable Quarter for the Noble Jim Day, Noble Clyde Boudreaux, Noble Amos Runner, Noble Dave Beard and Noble Danny Adkins, each of which has not returned to work since their respective completions. Additionally, decreases in the dayrate for the Noble Paul Romano contributed to the decrease in average dayrates during the Current Quarter.
Jackup revenues increased by $12 million, driven by a 19 percent increase in operating days, resulting in a $26 million increase in revenues, which was partially offset by a nine percent decrease in average dayrates, resulting in a $14 million decrease in revenues in the Current Quarter from the Comparable Quarter. The increase in operating days was primarily driven by the commencement of the newbuilds Noble Lloyd Noble and Noble Sam Hartley, which commenced their contracts in November 2016 and January 2016, respectively, as well as Noble Mick O'Brien and Noble Regina Allen, which operated during the Current Quarter but were off contract during the Comparable Quarter. This was partially offset by the Noble Tom Prosser, which was off contract during the Current Quarter but operated in the Comparable Quarter. The decrease in average dayrates was primarily driven by unfavorable dayrate changes on contracts across the jackup fleet.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $91 million for the Current Quarter as compared to the Comparable Quarter. Costs decreased $66 million for rigs that operated during the Comparable Quarter but were idle or stacked during the Current Quarter. Additional cost control measures led to a cost reduction of $35 million across rigs with comparable operating days in both the Current Quarter and the Comparable Quarter. These cost decreases were primarily recognized in labor and training related costs, operations support and repair and maintenance costs of approximately $13 million, $8 million and $5 million, respectively, as well as other rig-related expenses. This was partially offset by the newly operating rig, the Noble Lloyd Noble, which added costs of approximately $10 million.
The $14 million decrease in depreciation and amortization in the Current Quarter as compared to the Comparable Quarter was primarily attributable to the retirement and subsequent sale of the Noble Max Smith and the retirement of the Noble Homer Ferrington, as well as the impairment of the Noble Amos Runner, Noble Clyde Boudreaux and Noble Dave Beard in December 2016, partially offset by the newbuild rig, the Noble Lloyd Noble, placed in service November 2016.
Other Income and Expenses
General and administrative expenses. Overall, general and administrative expenses decreased $4 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of decreased employee-related costs.
Interest Expense, net of amount capitalized. Interest expense increased $16 million in the Current Quarter as compared to the Comparable Quarter primarily due to a full period of interest in respect of the senior notes issued in December 2016, no capitalized interest in the Current Quarter as compared to the Comparable Quarter due to the completion of our newbuild program, as well as an increase in applicable interest rates on certain of our senior notes due to the downgrading of our credit rating below investment grade in the prior year. We capitalized approximately six percent during the Comparable Quarter. These expense increases were partially offset by the retirement of a portion of our 2020, 2021 and 2022 Senior Notes as a result of two different tender offers in the prior year, as well as the repayment of our maturing $300 million 3.05% Senior Notes and our $300 million 2.50% Senior Notes in March 2016 and March 2017, respectively.
Income Tax Provision. Our income tax provision increased $264 million in the Current Quarter as compared to the Comparable Quarter primarily due to a $260 million non-cash discrete item as the result of an internal tax restructuring, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease deployment of cash throughout the business and consolidate operations into one centralized group of entities. The effect of this tax restructuring will be to lower current tax expense. Excluding the discrete tax items from both the Current Quarter and the Comparable Quarter, a $23 million decrease in our income tax provision was a result of a lower effective tax rate applied to a pre-tax book loss in the Current Quarter as compared to pre-tax book income in the Comparable Quarter. The decrease in the worldwide effective tax rate excluding the discrete tax items is primarily a result of the geographic mix of income and sources of revenue during the Current Quarter.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $142 million for the three months ended March 31, 2017 (“Current Period”) and $172 million for the three months ended March 31, 2016 (“Comparable Period”). The decrease in net cash provided by operating activities in the Current Period was primarily attributable to recognizing a net loss in the Current Period. We had working capital of $415 million and $559 million at March 31, 2017 and December 31, 2016, respectively.

Net cash used in investing activities in the Current Period was $38 million as compared to $86 million in the Comparable Period. The variance primarily relates to lower capital expenditures related to our major projects and newbuild expenditures in the Current Period.
Net cash used in financing activities in the Current Period was $310 million as compared to $362 million in the Comparable Period. During the Current Period, our primary uses of cash included the repayment of our maturing $300 million 2.50% Senior Notes and dividends paid to noncontrolling interests of approximately $5 million.
Our principal source of capital in the Current Period was cash generated from operating activities and cash on hand. Cash on hand during the Current Period was primarily used for the following:

•	normal recurring operating expenses;

•	repayment of our maturing $300 million 2.50% Senior Notes; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayment of debt and interest.
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing credit facility and potential issuances of long-term debt or asset sales. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.
At March 31, 2017, we had a total contract drilling services backlog of approximately $3.5 billion. Our backlog as of March 31, 2017 includes a commitment of 54 percent of available days for the remainder of 2017 and 40 percent of available days for 2018. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures, including capitalized interest, totaled $19 million and $51 million for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures during the first three months of 2017 consisted of the following:

•	$9 million for sustaining capital and upgrades and replacements to drilling equipment;

•	$5 million in subsea related expenditures; and

•	$5 million in major projects.
Our total capital expenditure estimate for 2017 is approximately $115 million.
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
Dividends
During the fourth quarter of 2016, our Board of Directors eliminated our quarterly cash dividend.
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
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. Prior to April 22, 2016, we had shareholder approval to repurchase up to 37 million ordinary shares. That authority has now expired and we do not currently have shareholder authority to repurchase shares.

Credit Facility and Senior Unsecured Notes
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At March 31, 2017, we had no letters of credit issued under the facility.
Throughout the term of the credit facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.1 percent to 0.35 percent depending on our debt ratings. At March 31, 2017, based on our debt ratings on that date, the facility fee was 0.35 percent. At March 31, 2017, we had no borrowings outstanding or letters of credit issued. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. At March 31, 2017, the interest rate in effect is the highest permitted interest rate under the credit facility.
During 2016, we terminated our commercial paper program which had allowed us to issue up to $2.4 billion in unsecured commercial paper notes. This termination does not reduce the capacity under our credit facility.
Debt Issuances
In December 2016, we issued $1 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $968 million, after estimated expenses, were primarily used to retire debt related to our tender offer and the remaining portion will be used for general corporate purposes.
Senior Notes Interest Rate Adjustments
During 2016, we experienced several debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions which vary the applicable interest rates if our debt rating falls below investment grade, with continued adjustments up to a contractually-defined maximum interest rate increase set for each rating agency. Effective March 2017, the interest rates on our Senior Notes due 2018 increased to 5.75% and effective April 1, 2017, the interest rates on our Senior Notes due 2025 and 2045 increased to 7.70% and 8.70%, respectively, as a result of the most recent debt rating downgrade. On April 28, 2017, Moody’s Investors Service reduced our debt rating.  However, there was no further increase in the interest rates on these Senior Notes because we have reached the contractually-defined maximum interest rate increase in respect of Moody’s Investors Service downgrades. The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further by S&P Global Ratings (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised by either rating agency above specified levels.
Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit rating.
Debt Tender Offers and Repayments
In December 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $468 million principal amount was outstanding, our 4.625% Senior Notes due 2021, of which $397 million principal amount was outstanding and our 3.95% Senior Notes due 2022, of which $400 million principal amount was outstanding. On December 28, 2016, we purchased $762 million of these Senior Notes for $750 million, plus accrued interest, using a portion of the net proceeds of the $1 billion Senior Notes due 2024 issuance in December 2016. As a result of this transaction, we recognized a net gain of approximately $7 million.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400 million principal amount was outstanding. On April 1, 2016, we purchased $36 million of these Senior Notes for $24 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a net gain of approximately $11 million.
In March 2017, we repaid our maturing $300 million 2.50% Senior Notes using cash on hand.
We anticipate using cash on hand to repay the outstanding balance of our $250 million 5.75% Senior Notes, maturing in March 2018.
Covenants
The credit facility is guaranteed by NHUS and NHIL. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At March 31, 2017, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the credit facility as of March 31, 2017.

In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At March 31, 2017, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2017.
New Accounting Pronouncements
See Part I, Item 1, "Financial Information, Note 15 - Accounting Pronouncements," to the Consolidated Financial Statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the credit facility. Interest on borrowings under the credit facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At March 31, 2017, we had no borrowings outstanding under our credit facility.
During 2016, we terminated our commercial paper program which had allowed us to issue up to $2.4 billion in unsecured commercial paper notes. This termination does not reduce the capacity under our credit facility.
During 2016, we experienced several debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions which vary the applicable interest rates if our debt rating falls below investment grade, with continued adjustments up to a contractually-defined maximum interest rate increase set for each rating agency. Effective March 2017, the interest rates on our Senior Notes due 2018 increased to 5.75% and effective April 1, 2017, the interest rates on our Senior Notes due 2025 and 2045 increased to 7.70% and 8.70%, respectively, as a result of the most recent debt rating downgrade. On April 28, 2017, Moody’s Investors Service reduced our debt rating.  However, there was no further increase in the interest rates on these Senior Notes because we have reached the contractually-defined maximum interest rate increase in respect of Moody’s Investors Service downgrades. The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further by S&P Global Ratings (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised by either rating agency above specified levels.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.6 billion and $3.8 billion at March 31, 2017 and December 31, 2016, respectively. The decrease in the fair value of debt primarily relates to the repayment of our maturing $300 million 2.50% Senior Notes, which matured in March 2017, partially offset with changes in market expectations for interest rates and perceptions of our credit risk.
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
Several of our regions, including our operations in the North Sea, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2017 represent approximately 70 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $25 million at March 31, 2017. Total unrealized losses related to these forward contracts were approximately $0.1 million as of March 31, 2017 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $3 million.
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
Item 4. Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of March 31, 2017. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2017. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Notes 6 and 14 to our consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and the other information set forth in this quarterly report, you should carefully read and consider "Item 1A. Risk Factors" in Part I and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our annual report on Form 10-K for the year ended December 31, 2016, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Paragon Offshore plc has formed a litigation trust as part of its bankruptcy proceedings and it will likely pursue fraudulent conveyance claims against us. In addition, Paragon Offshore may seek to reject in the bankruptcy proceedings certain separation agreements entered into with us, in which case we could be responsible for those liabilities for which we would have otherwise sought indemnification under the separation agreements.
In August 2014, we completed the separation and spin-off of a majority of our standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of our wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of our ordinary shares. In April 2016 we entered into an agreement with Paragon Offshore (subject to approval of the bankruptcy court having jurisdiction over Paragon Offshore’s bankruptcy proceeding initiated in February 2016) for a settlement with Paragon Offshore under which, we were to receive a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims). In April 2017, Paragon Offshore filed a new bankruptcy plan (the “New Plan”). The New Plan, which was further modified in May 2017 and is subject to bankruptcy court approval, did not provide for the approval of the settlement agreement and as a result the settlement agreement was terminated. The New Plan provides for the creation and funding of a litigation trust to which Paragon Offshore would transfer its claims against us, including claims of alleged fraudulent conveyance in connection with the Spin-off. The litigation trust would be entitled to pursue those claims against us.
If the New Plan is approved and the litigation trust is established and funded, it is likely that the litigation trust would make claims against us relating to the Spin-off, including claims of alleged fraudulent conveyance. If any such claim is successful, any damages we are required to pay could have a material adverse effect on our business, financial condition and results of operations.
We entered into certain separation agreements with Paragon Offshore at the time of the Spin-off (including the master separation agreement, tax sharing agreement, transition services agreement and transition services agreement relating to our operations offshore Brazil) under which we have agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore has agreed to indemnify us for certain liabilities. We believe that Paragon Offshore may seek to reject some or all of these contracts in its bankruptcy proceeding. If one or more of the separation agreements are rejected, we would not be entitled to seek indemnity from Paragon Offshore under such agreement, and we could be responsible for those liabilities for which we would have otherwise sought indemnification. We could pursue claims against Paragon Offshore for such indemnity amount in the bankruptcy proceeding, but such claims would be unsecured claims and, consequently, it is uncertain whether we would be able to recover any amount of such claims. Furthermore, even if such agreements are not rejected, there can be no assurance that the indemnity from Paragon Offshore will be sufficient to protect us against the full amount of such liabilities, or that Paragon Offshore will be able or willing to fully satisfy its indemnification or performance obligations. Moreover, even if we ultimately succeed in recovering from Paragon Offshore any amounts for which we are held liable, we may be temporarily required to bear these losses. If the indemnity obligations of Paragon Offshore are extinguished as a result of the rejection of one or more of the separation agreements, or if such agreements are not rejected, but Paragon Offshore is unable or unwilling to satisfy its indemnification and other obligations, the underlying liabilities could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended March 31, 2017, there were no repurchases by Noble-UK of its shares.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	May 5, 2017
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	May 5, 2017
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Dennis J. Lubojacky	May 5, 2017
Dennis J. Lubojacky Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	May 5, 2017
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky	May 5, 2017
Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

Index to Exhibits

Exhibit Number	Exhibit

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

10.9*
Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of May 1, 2017 (filed as an exhibit 10.1 to Noble-UK's Current Report on Form 8-K filed on May 2, 2017 and incorporated herein by reference).

10.10*	Noble Corporation plc 2017 Director Omnibus Incentive Plan (filed as an exhibit 10.2 to Noble-UK's Current Report on Form 8-K filed on May 2, 2017 and incorporated herein by reference).

10.11*	Noble Corporation plc Summary of Directors Compensation.

10.12*	Termination Letter dated as of April 21, 2017, for Definitive Settlement Agreement, dated as of April 29, 2016, by and between Paragon Offshore plc and Noble-UK.

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Adam C. Peakes pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Adam C. Peakes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
______________________________________________________

*	Management contract or compensatory plan or arrangement

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.