Form 10-Q
period 2017-06-30
Noble Corp plc; NOBLE CORP
filed 2017-08-04
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at July 25, 2017: Noble Corporation plc — 244,903,025
Number of shares outstanding: Noble Corporation — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Condensed Consolidated Financial Statements and related Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble-UK and its condensed consolidated subsidiaries, including Noble-Cayman.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$602,977	$725,722
Accounts receivable, net	242,657	319,152
Taxes receivable	18,169	55,480
Prepaid expenses and other current assets	74,290	92,260
Total current assets	938,093	1,192,614
Property and equipment, at cost	12,410,857	12,364,888
Accumulated depreciation	(2,572,562)	(2,302,940)
Property and equipment, net	9,838,295	10,061,948
Other assets	248,709	185,555
Total assets	$11,025,097	$11,440,117
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,475	$299,882
Accounts payable	86,643	108,224
Accrued payroll and related costs	38,326	48,383
Taxes payable	89,738	46,561
Interest payable	99,662	61,299
Other current liabilities	84,610	68,944
Total current liabilities	648,454	633,293
Long-term debt	3,793,894	4,040,229
Deferred income taxes	212,526	2,084
Other liabilities	297,806	297,066
Total liabilities	4,952,680	4,972,672
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 244,903 and 243,239 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	2,449	2,432
Additional paid-in capital	665,014	654,168
Retained earnings	4,759,260	5,154,221
Accumulated other comprehensive loss	(50,354)	(52,140)
Total shareholders' equity	5,376,369	5,758,681
Noncontrolling interests	696,048	708,764
Total equity	6,072,417	6,467,445
Total liabilities and equity	$11,025,097	$11,440,117
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues
Contract drilling services	$271,532	$876,697	$626,191	$1,468,064
Reimbursables	6,599	17,933	14,903	38,539
Other	11	153	24	153
	278,142	894,783	641,118	1,506,756
Operating costs and expenses
Contract drilling services	162,371	244,176	322,756	495,424
Reimbursables	4,394	14,298	9,540	30,304
Depreciation and amortization	136,594	150,946	272,312	300,665
General and administrative	18,658	19,033	34,538	38,573
Loss on impairment	—	16,616	—	16,616
	322,017	445,069	639,146	881,582
Operating income (loss)	(43,875)	449,714	1,972	625,174
Other income (expense)
Interest expense, net of amount capitalized	(73,209)	(57,306)	(146,656)	(114,406)
Gain on extinguishment of debt, net	—	11,066	—	11,066
Interest income and other, net	2,664	(1,253)	3,897	(1,983)
Income (loss) from continuing operations before income taxes	(114,420)	402,221	(140,787)	519,851
Income tax benefit (provision)	18,213	(56,822)	(239,194)	(50,319)
Net income (loss) from continuing operations	(96,207)	345,399	(379,981)	469,532
Net loss from discontinued operations, net of tax	(1,486)	—	(1,486)	—
Net income (loss)	(97,693)	345,399	(381,467)	469,532
Net (income) loss attributable to noncontrolling interests	4,343	(22,533)	(13,577)	(41,181)
Net income (loss) attributable to Noble Corporation plc	$(93,350)	$322,866	$(395,044)	$428,351
Net income (loss) attributable to Noble Corporation plc
Income (loss) from continuing operations	$(91,864)	$322,866	$(393,558)	$428,351
Net loss from discontinued operations, net of tax	(1,486)	—	(1,486)	—
Net income (loss) attributable to Noble Corporation plc	$(93,350)	$322,866	$(395,044)	$428,351
Per share data
Basic:
Income (loss) from continuing operations	$(0.37)	$1.28	$(1.61)	$1.70
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) attributable to Noble Corporation plc	$(0.38)	$1.28	$(1.62)	$1.70
Diluted:
Income (loss) from continuing operations	$(0.37)	$1.28	$(1.61)	$1.70
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) attributable to Noble Corporation plc	$(0.38)	$1.28	$(1.62)	$1.70
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(97,693)	$345,399	$(381,467)	$469,532
Other comprehensive income (loss)
Foreign currency translation adjustments	94	38	280	806
Foreign currency forward contracts	849	(2,054)	739	(1,068)
Amortization of deferred pension plan amounts (net of tax provision of $161 and $410 for the three months ended June 30, 2017 and 2016, respectively, and $328 and $819 for the six months ended June 30, 2017 and 2016, respectively)	375	784	767	1,567
Other comprehensive income (loss), net	1,318	(1,232)	1,786	1,305
Net comprehensive (income) loss attributable to noncontrolling interests	4,343	(22,533)	(13,577)	(41,181)
Comprehensive income (loss) attributable to Noble Corporation plc	$(92,032)	$321,634	$(393,258)	$429,656

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(381,467)	$469,532
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	272,312	300,665
Loss on impairment	—	16,616
Gain on extinguishment of debt, net	—	(11,066)
Deferred income taxes	303,084	(100,408)
Amortization of share-based compensation	15,187	19,565
Other long-term asset write-off	14,419	—
Net change in other assets and liabilities	30,750	164,319
Net cash provided by operating activities	254,285	859,223
Cash flows from investing activities
Capital expenditures	(48,957)	(120,531)
Change in accrued capital expenditures	(18,651)	(38,378)
Proceeds from disposal of assets	314	21,190
Net cash used in investing activities	(67,294)	(137,719)
Cash flows from financing activities
Repayments of debt	(300,000)	(322,207)
Debt issuance costs on senior notes and credit facility	(42)	—
Premiums paid on early repayment of long-term debt	—	(1,781)
Dividend payments	—	(42,542)
Dividends paid to noncontrolling interests	(5,393)	(41,088)
Employee stock transactions	(4,301)	(3,153)
Net cash used in financing activities	(309,736)	(410,771)
Net increase (decrease) in cash and cash equivalents	(122,745)	310,733
Cash and cash equivalents, beginning of period	725,722	512,245
Cash and cash equivalents, end of period	$602,977	$822,978
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	19,565	—	—	—	19,565
Issuance of share-based compensation shares	1,241	12	(3,585)	—	—	—	(3,573)
Tax benefit of equity transactions	—	—	(5,499)	—	—	—	(5,499)
Net income	—	—	—	428,351	—	41,181	469,532
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,088)	(41,088)
Dividends	—	—	—	(42,691)	—	—	(42,691)
Other comprehensive income, net	—	—	—	—	1,305	—	1,305
Balance at June 30, 2016	243,218	$2,432	$638,964	$6,517,161	$(61,870)	$723,094	$7,819,781
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	15,187	—	—	—	15,187
Issuance of share-based compensation shares	1,664	17	(23)	—	—	—	(6)
Shares withheld for taxes on equity transactions	—	—	(4,318)	—	—	—	(4,318)
Net income (loss)	—	—	—	(395,044)	—	13,577	(381,467)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	(26,293)
Dividends	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	1,786	—	1,786
Balance at June 30, 2017	244,903	$2,449	$665,014	$4,759,260	$(50,354)	$696,048	$6,072,417
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$602,178	$653,833
Accounts receivable, net	242,657	319,152
Taxes receivable	18,169	55,480
Prepaid expenses and other current assets	74,200	88,749
Total current assets	937,204	1,117,214
Property and equipment, at cost	12,410,857	12,364,888
Accumulated depreciation	(2,572,562)	(2,302,940)
Property and equipment, net	9,838,295	10,061,948
Other assets	248,794	178,552
Total assets	$11,024,293	$11,357,714
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,475	$299,882
Accounts payable	86,414	107,868
Accrued payroll and related costs	38,340	48,319
Taxes payable	89,312	46,561
Interest payable	99,662	61,299
Other current liabilities	84,478	67,312
Total current liabilities	647,681	631,241
Long-term debt	3,793,894	4,040,229
Deferred income taxes	212,526	2,084
Other liabilities	297,806	292,183
Total liabilities	4,951,907	4,965,737
Commitments and contingencies (Note 14)
Shareholder equity
Common stock, $0.01 par value, ordinary shares; 261,246 shares outstanding as of June 30, 2017 and December 31, 2016	26,125	26,125
Capital in excess of par value	609,245	594,091
Retained earnings	4,791,322	5,115,137
Accumulated other comprehensive loss	(50,354)	(52,140)
Total shareholder equity	5,376,338	5,683,213
Noncontrolling interests	696,048	708,764
Total equity	6,072,386	6,391,977
Total liabilities and equity	$11,024,293	$11,357,714
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues
Contract drilling services	$271,532	$876,697	$626,191	$1,468,064
Reimbursables	6,599	17,933	14,903	38,539
Other	11	253	24	853
	278,142	894,883	641,118	1,507,456
Operating costs and expenses
Contract drilling services	161,857	242,234	321,873	491,524
Reimbursables	4,394	14,298	9,540	30,304
Depreciation and amortization	134,633	150,938	270,351	300,611
General and administrative	13,231	13,853	22,295	24,458
Loss on impairment	—	16,616	—	16,616
	314,115	437,939	624,059	863,513
Operating income (loss)	(35,973)	456,944	17,059	643,943
Other income (expense)
Interest expense, net of amount capitalized	(73,209)	(57,306)	(146,656)	(114,406)
Gain on extinguishment of debt, net	—	11,066	—	11,066
Interest income and other, net	2,728	(1,203)	3,847	(1,936)
Income (loss) from continuing operations before income taxes	(106,454)	409,501	(125,750)	538,667
Income tax benefit (provision)	18,213	(56,120)	(239,160)	(49,617)
Net income (loss) from continuing operations	(88,241)	353,381	(364,910)	489,050
Net income from discontinued operations, net of tax	2,967	—	2,967	—
Net income (loss)	(85,274)	353,381	(361,943)	489,050
Net (income) loss attributable to noncontrolling interests	4,343	(22,533)	(13,577)	(41,181)
Net income (loss) attributable to Noble Corporation	$(80,931)	$330,848	$(375,520)	$447,869
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(85,274)	$353,381	$(361,943)	$489,050
Other comprehensive income (loss)
Foreign currency translation adjustments	94	38	280	806
Foreign currency forward contracts	849	(2,054)	739	(1,068)
Amortization of deferred pension plan amounts (net of tax provision of $161 and $410 for the three months ended June 30, 2017 and 2016, respectively, and $328 and $819 for the six months ended June 30, 2017 and 2016, respectively)	375	784	767	1,567
Other comprehensive income (loss), net	1,318	(1,232)	1,786	1,305
Net comprehensive (income) loss attributable to noncontrolling interests	4,343	(22,533)	(13,577)	(41,181)
Comprehensive income (loss) attributable to Noble Corporation	$(79,613)	$329,616	$(373,734)	$449,174
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(361,943)	$489,050
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	270,351	300,611
Loss on impairment	—	16,616
Gain on extinguishment of debt, net	—	(11,066)
Deferred income taxes	303,084	(100,408)
Capital contribution by parent - share-based compensation	15,154	17,653
Other long-term asset write-off	14,419	—
Net change in other assets and liabilities	28,304	166,837
Net cash provided by operating activities	269,369	879,293
Cash flows from investing activities
Capital expenditures	(48,957)	(120,531)
Change in accrued capital expenditures	(18,651)	(38,378)
Proceeds from disposal of assets	314	21,190
Net cash used in investing activities	(67,294)	(137,719)
Cash flows from financing activities
Repayments of debt	(300,000)	(322,207)
Debt issuance costs on senior notes and credit facility	(42)	—
Premiums paid on early repayment of long-term debt	—	(1,781)
Dividends paid to noncontrolling interests	(5,393)	(41,088)
Contributions (distributions) from (to) parent company, net	51,705	(65,316)
Net cash used in financing activities	(253,730)	(430,392)
Net increase (decrease) in cash and cash equivalents	(51,655)	311,182
Cash and cash equivalents, beginning of period	653,833	511,795
Cash and cash equivalents, end of period	$602,178	$822,977
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(65,316)	—	—	(65,316)
Capital contribution by parent - share-based compensation	—	—	17,653	—	—	—	17,653
Net income	—	—	—	447,869	—	41,181	489,050
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,088)	(41,088)
Other comprehensive income, net	—	—	—	—	1,305	—	1,305
Balance at June 30, 2016	261,246	$26,125	$578,962	$6,549,764	$(61,870)	$723,094	$7,816,075
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions from parent company, net	—	—	—	51,705	—	—	51,705
Capital contribution by parent - share-based compensation	—	—	15,154	—	—	—	15,154
Net income (loss)	—	—	—	(375,520)	—	13,577	(361,943)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	(26,293)
Other comprehensive income, net	—	—	—	—	1,786	—	1,786
Balance at June 30, 2017	261,246	$26,125	$609,245	$4,791,322	$(50,354)	$696,048	$6,072,386
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of June 30, 2017, our fleet consisted of 14 jackups, eight drillships and six semisubmersibles.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government-owned or controlled oil and gas companies throughout the world. As of June 30, 2017, our contract drilling services segment conducted operations in the United States, the North Sea, the Middle East and Asia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Noble Corporation, a Cayman Islands company (“Noble-Cayman”), is an indirect, wholly-owned subsidiary of Noble-UK, our publicly-traded parent company. Noble-UK’s principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The condensed consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries.
The accompanying unaudited condensed consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited condensed consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2016 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2016 audited consolidated financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standards Update (“ASU”) No. 2016-9, prior period excess tax benefits of approximately $5.5 million, previously classified as a financing activity in “Employee stock transactions” on the June 30, 2016 Condensed Consolidated Statement of Cash Flows, are now classified as an operating activity in “Net change in other assets and liabilities” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period. Prior period shares withheld for taxes on employee stock transactions of approximately $3.2 million, previously classified as an operating activity in “Net change in other assets and liabilities" on the June 30, 2016 Condensed Consolidated Statement of Cash Flows, are now classified as a financing activity in “Employee stock transactions” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period.
Note 2— Spin-off of Paragon Offshore plc ("Paragon Offshore")
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.
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
In April 2017, Paragon Offshore filed an updated disclosure statement and a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, including Paragon Offshore’s revised business plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. As a result, the Settlement Agreement was no longer applicable to the ongoing business of Paragon Offshore. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million litigation

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
We expect Paragon Offshore or its creditors will use the litigation trust to pursue claims against us relating to the Spin-off, including alleged fraudulent conveyance claims. We continue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that any fraudulent conveyance claim or other claim related to the Spin-off that may be brought by Paragon Offshore or its creditors, would be without merit and would be contested vigorously by us.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the "Separation Agreements"), including the Master Separation Agreement (the "MSA") and the Tax Sharing Agreement (the "TSA").
As part of its final bankruptcy plan, Paragon Offshore rejected the Separation Agreements. Accordingly, the indemnity obligations that Paragon Offshore potentially would have owed us under the Separation Agreements have now terminated, including indemnities arising under the MSA and the TSA in respect of obligations related to Paragon Offshore’s business that were incurred through Noble-retained entities prior to the Spin-off. Likewise, any potential indemnity obligations that we would have owed Paragon Offshore under the Separation Agreements, including those under the MSA and the TSA in respect of Noble-UK’s business that was conducted prior to the Spin-off through Paragon Offshore-retained entities, are now also extinguished. In the absence of the Separation Agreements, liabilities relating to the respective parties will be borne by the owner of the legal entity or asset at issue and neither party will look to an allocation based on the historic relationship of an entity or asset to one of the party’s business, as had been the case under the Separation Agreements.
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements has resulted in a number of accounting charges and benefits in this period and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
For the three and six months ended June 30, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in "Net loss from discontinued operations, net of tax" on our Condensed Consolidated Statement of Operations relating to the emergence from bankruptcy of Paragon Offshore.
For more information on the Separation Agreements, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Note 3— Consolidated Joint Ventures
We maintain a 50 percent interest in two joint ventures, each with a subsidiary of Royal Dutch Shell plc (“Shell”), that own and operate the two Bully-class drillships. We have determined that we are the primary beneficiary of the joint ventures. Accordingly, we consolidate the entities in our condensed consolidated financial statements after eliminating intercompany transactions. Shell’s equity interests are presented as noncontrolling interests on our Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2017, the Bully joint ventures approved dividends totaling $52.6 million and paid dividends totaling $10.8 million. During the six months ended June 30, 2016, the Bully joint ventures approved and paid dividends totaling $82.2 million. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at both June 30, 2017 and December 31, 2016 totaled $1.4 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $83.3 million at June 30, 2017 as compared to approximately $34.7 million at December 31, 2016.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4— Share Data
Earnings per share
The following table presents the computation of basic and diluted earnings per share for Noble-UK:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Basic
Net income (loss) attributable to Noble-UK	$(93,350)	$322,866	$(395,044)	$428,351
Net loss from discontinued operations, net of tax	1,486	—	1,486	—
Earnings allocated to unvested share-based payment awards	—	(11,577)	—	(15,371)
Net income (loss) from continuing operations to common shareholders - basic	$(91,864)	$311,289	$(393,558)	$412,980
Diluted
Net income (loss) attributable to Noble-UK	$(93,350)	$322,866	$(395,044)	$428,351
Net loss from discontinued operations, net of tax	1,486	—	1,486	—
Net income (loss) from continuing operations to common shareholders - diluted	$(91,864)	$322,866	$(393,558)	$428,351
Denominator:
Weighted average shares outstanding - basic	244,828	243,217	244,527	243,021
Incremental shares issuable from assumed exercise of stock options and outstanding unvested share-based payment awards	—	9,045	—	9,045
Weighted average shares outstanding - diluted	244,828	252,262	244,527	252,066
Earnings per share
Basic:
Income (loss) from continuing operations	$(0.37)	$1.28	$(1.61)	$1.70
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) attributable to Noble-UK	$(0.38)	$1.28	$(1.62)	$1.70
Diluted:
Income (loss) from continuing operations	$(0.37)	$1.28	$(1.61)	$1.70
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) attributable to Noble-UK	$(0.38)	$1.28	$(1.62)	$1.70
Dividends per share	$—	$0.02	$—	$0.17
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended June 30, 2017 and 2016, approximately 1.3 million and 1.6 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were anti-dilutive. For both the three and six months ended June 30, 2017, we experienced net losses from continuing operations and as a result approximately 11.3 million outstanding unvested share-based payment awards were excluded from the earnings per share calculation, as such awards were anti-dilutive.
Share capital
As of June 30, 2017, Noble-UK had approximately 244.9 million shares outstanding and trading as compared to approximately 243.2 million shares outstanding and trading at December 31, 2016. Our Board of Directors may increase our share capital through the issuance of up to 53.0 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We do not currently have shareholder authority to repurchase shares, as our approval to repurchase up to 37.0 million ordinary shares expired on April 22, 2016. During the three and six months ended June 30, 2017, we did not repurchase any of our shares.
Note 5— Contract Settlement and Termination Agreement with Freeport-McMoRan Inc.
On May 10, 2016, Freeport-McMoRan Inc. (“Freeport”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively.
Pursuant to the FCX Settlement, Noble could have received contingent payments based upon the average price of oil over a 12-month period from June 30, 2016 through June 30, 2017. These contingent payments were not designated for hedge accounting treatment under FASB standards, and therefore, the change in fair value was recognized as a loss in the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2017, we recognized losses of approximately $6.5 million and $14.4 million, respectively, in “Contract drilling services revenue,” related to the valuation of these contingent payments. As of June 30, 2017, the average price of oil did not meet the FCX Settlement's threshold during the 12-month period. Accordingly, as of June 30, 2017, the fair value of these contingent payments was reduced to zero, as the period for earning the contingent payments had ended. (See Note 11— Derivative Instruments and Hedging Activities and Note 12— Fair Value of Financial Instruments for additional information).
Note 6— Receivables from Customers
In prior periods, we had receivables of approximately $14.4 million related to the Noble Max Smith, which had been disputed by our former customer, Petróleos Mexicanos (“Pemex”) and were classified as long-term and included in "Other assets" on our Condensed Consolidated Balance Sheet. The receivables were related to lost revenues for downtime that occurred after our rig was damaged when one of Pemex's supply boats collided with our rig in 2010.
Paragon Offshore has announced that, as part of its bankruptcy plan, it will liquidate the Mexican entity currently prosecuting the Noble Max Smith claim against Pemex. While Noble owns all rights to amounts from that claim and will take available actions to recover such amounts, we believe the announced actions by Paragon Offshore creates uncertainty relating to the prosecution of the claim and associated recovery, and accordingly, the disputed amounts of approximately $14.4 million were written off through "Contract drilling services costs" on the accompanying Condensed Consolidated Statements of Operations as of June 30, 2017.
Note 7— Property and Equipment
Property and equipment, at cost, as of June 30, 2017 and December 31, 2016 for Noble-UK consisted of the following:

	June 30, 2017	December 31, 2016
Drilling equipment and facilities	$12,128,734	$12,048,571
Construction in progress	78,345	112,103
Other	203,778	204,214
Property and equipment, at cost	$12,410,857	$12,364,888
Capital expenditures, including capitalized interest, totaled $49.0 million and $120.5 million for the six months ended June 30, 2017 and 2016, respectively. There was no capitalized interest for the six months ended June 30, 2017, due to the completion of our newbuild program. Capitalized interest was $3.6 million and $7.4 million for the three and six months ended June 30, 2016, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8— Debt
Our total debt consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Senior unsecured notes
2.50% Senior Notes due March 2017	$—	$299,992
5.75% Senior Notes due March 2018	249,864	249,771
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	167,600	167,576
4.625% Senior Notes due March 2021	208,552	208,538
3.95% Senior Notes due March 2022	125,503	125,488
7.75% Senior Notes due January 2024	981,187	980,117
7.70% Senior Notes due April 2025	448,958	448,909
6.20% Senior Notes due August 2040	399,899	399,898
6.05% Senior Notes due March 2041	397,779	397,758
5.25% Senior Notes due March 2042	498,384	498,369
8.70% Senior Notes due April 2045	394,636	394,613
Total debt	4,074,057	4,372,724
Less: Unamortized debt issuance costs	(30,688)	(32,613)
Less: Current maturities of long-term debt (1)	(249,475)	(299,882)
Long-term debt, net of debt issuance costs	$3,793,894	$4,040,229

(1)	Presented net of current portion of unamortized debt issuance costs of $0.4 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively.
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly owned subsidiaries, Noble Holding (U.S.) LLC ("NHUS") and Noble Holding International Limited ("NHIL"). The credit facility provides us with the ability to issue up to $500.0 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing.
Throughout the term of the credit facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.1 percent to 0.35 percent depending on our debt ratings. At June 30, 2017, based on our debt ratings on that date, the facility fee was 0.35 percent. At June 30, 2017, we had no borrowings outstanding or letters of credit issued. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. At June 30, 2017, the interest rate in effect is the highest permitted interest rate under the credit facility.
Debt Issuances
In December 2016, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $967.6 million, after estimated expenses, were primarily used to retire debt related to our tender offer and the remaining portion will be used for general corporate purposes.
Senior Notes Interest Rate Adjustments
During 2016 and to date in 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions that vary the applicable interest rates if our debt rating falls below investment grade, with continued adjustments up to a contractually-defined maximum interest rate increase set for each rating agency. On April 28, 2017, Moody’s Investors Service reduced our debt rating. However, there was no further increase in the interest rates on these Senior Notes because we have reached the contractually-defined maximum interest rate increase in respect of Moody’s Investors Service downgrades. The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further by S&P Global Ratings (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised by either rating agency above specified levels.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit rating.
Debt Tender Offers and Repayments
In December 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $467.8 million principal amount was outstanding, our 4.625% Senior Notes due 2021, of which $396.6 million principal amount was outstanding and our 3.95% Senior Notes due 2022, of which $400.0 million principal amount was outstanding. On December 28, 2016, we purchased $762.3 million of these Senior Notes for $750.0 million, plus accrued interest, using a portion of the net proceeds of the $1.0 billion Senior Notes due 2024 issuance in December 2016. In December 2016, as a result of this transaction, we recognized a net gain of approximately $6.7 million.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500.0 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400.0 million principal amount was outstanding. On April 1, 2016, we purchased $36.0 million of these Senior Notes for $24.0 million, plus accrued interest, using cash on hand. In April 2016, as a result of this transaction, we recognized a net gain of approximately $11.1 million.
In March 2017, we repaid our maturing $300.0 million 2.50% Senior Notes using cash on hand.
We currently anticipate using cash on hand to repay the outstanding principal balance of our $250.0 million 5.75% Senior Notes, maturing in March 2018.
Covenants
The credit facility is guaranteed by NHUS and NHIL. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At June 30, 2017, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the credit facility as of June 30, 2017.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At June 30, 2017, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2017.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in Note 12— Fair Value of Financial Instruments.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
2.50% Senior Notes due March 2017	$—	$—	$299,992	$299,128
5.75% Senior Notes due March 2018	249,864	250,682	249,771	249,808
7.50% Senior Notes due March 2019	201,695	204,378	201,695	209,524
4.90% Senior Notes due August 2020	167,600	153,912	167,576	167,329
4.625% Senior Notes due March 2021	208,552	171,182	208,538	196,416
3.95% Senior Notes due March 2022	125,503	99,223	125,488	112,791
7.75% Senior Notes due January 2024	981,187	793,560	980,117	945,317
7.70% Senior Notes due April 2025	448,958	348,899	448,909	423,267
6.20% Senior Notes due August 2040	399,899	244,636	399,898	280,221
6.05% Senior Notes due March 2041	397,779	236,908	397,758	273,854
5.25% Senior Notes due March 2042	498,384	281,715	498,369	325,814
8.70% Senior Notes due April 2045	394,636	292,756	394,613	328,608
Total debt	$4,074,057	$3,077,851	$4,372,724	$3,812,077

Note 9— Income Taxes
At June 30, 2017, the reserves for uncertain tax positions totaled $190.3 million (net of related tax benefits of $1.0 million). If the June 30, 2017 reserves are not realized, the provision for income taxes would be reduced by $184.1 million. At December 31, 2016, the reserves for uncertain tax positions totaled $172.5 million (net of related tax benefits of $1.0 million).
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
At June 30, 2017, our income tax provision included a non-cash, discrete item of $260.7 million as the result of an internal tax restructuring, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease deployment of cash throughout the business and consolidate operations into one centralized group of entities. The effect of this tax restructuring will be to lower current tax expense.
As of June 30, 2017, we recorded deferred charges of $147.5 million related to the deferral of income tax expense on intercompany asset transfers as a result of our internal tax restructuring. The deferred charges are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheet and are amortized as a component of income tax expense over the remaining life of the underlying assets.
Note 10— Employee Benefit Plans
Pension costs include the following components for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$—	$—	$799	$1,662
Interest cost	492	2,149	641	2,389
Return on plan assets	(721)	(2,941)	(904)	(3,097)
Amortization of prior service cost	—	—	27	29
Recognized net actuarial loss	245	366	38	1,100
Net pension benefit cost (gain)	$16	$(426)	$601	$2,083

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Pension costs include the following components for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$—	$—	$1,574	$3,324
Interest cost	970	4,297	1,275	4,778
Return on plan assets	(1,422)	(5,882)	(1,799)	(6,194)
Amortization of prior service cost	—	—	53	58
Recognized net actuarial loss	511	732	75	2,200
Net pension benefit cost (gain)	$59	$(853)	$1,178	$4,166
During the second quarter of 2017, we made contributions to our pension plans totaling approximately $0.2 million.
During the fourth quarter of 2016, we approved amendments, effective as of December 31, 2016, to our non-U.S. and U.S. defined benefit plans. With these amendments, employees and alternate payees will accrue no future benefits under the plans after December 31, 2016. However, these amendments will not affect any benefits earned through that date.
Note 11— Derivative Instruments and Hedging Activities
We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
The FCX Settlement included two contingent payments, which are further discussed below. We accounted for these contingent payments as derivative instruments that did not qualify under the Financial Accounting Standards Board (“FASB”) standards for hedge accounting treatment, and therefore, changes in fair values were recognized as a loss in the accompanying Condensed Consolidated Statements of Operations.
For foreign currency forward contracts, hedge effectiveness is evaluated at inception based on the matching of critical terms between derivative contracts and the hedged item. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings.
Cash Flow Hedges
Several of our regional shorebases, including our North Sea operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2017 represent approximately 70 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $20.6 million at June 30, 2017. Total unrealized gains related to these forward contracts were approximately $0.7 million as of June 30, 2017 and were recorded as part of “Accumulated other comprehensive income (loss)” (“AOCL”).
FCX Settlement
As discussed in Note 5— Contract Settlement and Termination Agreement with Freeport-McMoRan Inc., pursuant to the FCX Settlement, Noble could have received contingent payments from the FCX Settlement on September 30, 2017, depending on the average price of oil over a 12- month period from June 30, 2016 through June 30, 2017. The average price of oil was calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averaged more than $50 per barrel during such period, Freeport would have paid $25.0 million to Noble. In addition to the $25.0 million contingent payment, if the price of WTI averaged more than $65 per barrel during such period, Freeport would have paid an additional $50.0 million to Noble. These contingent payments did not qualify for hedge accounting treatment under FASB standards, and therefore, the change in fair value was recognized as a loss in the accompanying Condensed Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following tables.
The price of WTI did not average more than $50 per barrel during the 12-month period. For the three and six months ended June 30, 2017, we recognized losses of approximately $6.5 million and $14.4 million, respectively, in “Contract drilling services revenue,” related to the valuation of these contingent payments. As of June 30, 2017, the fair value of these contingent payments was reduced to zero, as the period for earning the contingent payments had ended.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Financial Statement Presentation
The following table, together with Note 12— Fair Value of Financial Instruments, summarizes the financial statement presentation and fair value of our derivative positions as of June 30, 2017 and December 31, 2016:

		Estimated fair value
	Balance sheet classification	June 30, 2017	December 31, 2016
Asset derivatives
Cash flow hedges
Foreign currency forward contracts	Prepaid expenses and other current assets	$739	$—
Non-designated derivatives
FCX Settlement	Prepaid expenses and other current assets	$—	$14,400
To supplement the fair value disclosures in Note 12— Fair Value of Financial Instruments, the following table summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “contract drilling services” revenue or expense for the three months ended June 30, 2017 and 2016:

	Unrealized gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" revenue
	2017	2016	2017	2016	2017	2016
Cash flow hedges
Foreign currency forward contracts	$849	$(2,054)	$210	$290	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$(6,500)	$17,600
To supplement the fair value disclosures in Note 12— Fair Value of Financial Instruments, the following table summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “contract drilling services” revenue or expense for the six months ended June 30, 2017 and 2016:

	Unrealized gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "contract drilling services" expense		Gain/(loss) recognized through "contract drilling services" revenue
	2017	2016	2017	2016	2017	2016
Cash flow hedges
Foreign currency forward contracts	$739	$(1,068)	$—	$—	$137	$382
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$(14,400)	$17,600
Note 12— Fair Value of Financial Instruments
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2017
	Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,077	$7,077	$—	$—
Foreign currency forward contracts	$739	$—	$739	$—

	December 31, 2016
	Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets(Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,246	$6,246	$—	$—
FCX Settlement	$14,400	$—	$—	$14,400
Our cash and cash equivalents, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Condensed Consolidated Balance Sheets approximate fair value. The foreign currency forward contracts have been valued using actively quoted prices and quotes obtained from the counterparties to the contracts.
The following table details the activity related to the FCX Settlement asset classified within Level 3 of the valuation hierarchy for the periods indicated:

Balance as of December 31, 2016	$14,400
Fair value recognized in earnings	(7,900)
Balance as of March 31, 2017	$6,500
Fair value recognized in earnings	(6,500)
Balance as of June 30, 2017	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of AOCL for the six months ended June 30, 2017 and 2016. All amounts within the tables are shown net of tax.

	Unrealized Gains /(Losses) on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income (loss) before reclassifications	(1,068)	—	806	(262)
Amounts reclassified from AOCL	—	1,567	—	1,567
Net other comprehensive income (loss)	(1,068)	1,567	806	1,305
Balance at June 30, 2016	$(1,068)	$(45,352)	$(15,450)	$(61,870)
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income (loss) before reclassifications	739	—	280	1,019
Amounts reclassified from AOCL	—	767	—	767
Net other comprehensive income (loss)	739	767	280	1,786
Balance at June 30, 2017	$739	$(35,098)	$(15,995)	$(50,354)

(1)
Gains/(losses) on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCL are recognized through “contract drilling services” expense on our Condensed Consolidated Statements of Operations. See Note 11— Derivative Instruments and Hedging Activities for additional information.

(2)
Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Condensed Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” See Note 10— Employee Benefit Plans for additional information.

Note 14— Commitments and Contingencies
In January 2017, a subsidiary of Transocean Ltd. ("Transocean") filed suit against us and certain of our subsidiaries for patent infringement in a Texas federal court. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling. We were aware of the patents when we constructed the rigs, and we do not believe that our rigs infringe the Transocean patents, which are now expired. We intend to defend ourselves vigorously against this claim.
In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our former drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4.0 million in community service payments and was placed on probation for four years, provided that we may petition the court for early dismissal of probation after three years. If, during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In previous periods, we reported the existence of a number of asbestos related lawsuits in which we were one of many defendants. As a result of the termination of the Separation Agreements, we no longer have any indemnity obligations in respect of these lawsuits, and responsibility for the claims has reverted back to Paragon Offshore, the entity that was originally named as a party in the lawsuits.
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including personal injury claims, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.
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
During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report ("RAR") from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our condensed consolidated financial statements. We have also been informed by the IRS that our 2012 and 2013 tax returns will be examined, and we anticipate that examination will begin during 2017. The IRS examination team also completed its examination of two U.S. subsidiaries of Frontier Drilling for 2011, and proposed no changes to those returns.
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
In April 2017, Paragon Offshore filed an updated disclosure statement and the revised New Plan in its bankruptcy proceeding. Under the New Plan, including Paragon Offshore’s revised business plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. As a result, the Settlement Agreement was no longer applicable to the ongoing business of Paragon Offshore. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
We expect Paragon Offshore or its creditors will use the litigation trust to pursue claims against us relating to the Spin-off, including alleged fraudulent conveyance claims. We continue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that any fraudulent conveyance claim or other claim related to the Spin-off that may be brought by Paragon Offshore or its creditors, would be without merit and would be contested vigorously by us. If litigation is instituted against Noble and we are unsuccessful in defending such claims, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into the Separation Agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off, including the MSA and TSA.
As part of its final bankruptcy plan, Paragon Offshore rejected the Separation Agreements. Accordingly, the indemnity obligations that Paragon Offshore potentially would have owed us under the Separation Agreements have now terminated, including indemnities arising under the MSA and the TSA in respect of obligations related to Paragon Offshore’s business that were incurred through Noble-retained entities prior to the Spin-off. Likewise, any potential indemnity obligations that we would have owed Paragon Offshore under the Separation Agreements, including those under the MSA and the TSA in respect of Noble-UK’s business that was conducted prior to the Spin-off through Paragon Offshore-retained entities, are now also extinguished. In the absence of the Separation Agreements, liabilities relating to the respective parties will be borne by the owner of the legal entity or asset at issue and neither party will look to an allocation based on the historic relationship of an entity or asset to one of the party’s business, as had been the case under the Separation Agreements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements has resulted in a number of accounting charges and benefits in this period and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
For the three and six months ended June 30, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in "Net loss from discontinued operations, net of tax" on our Condensed Consolidated Statement of Operations relating to the emergence from bankruptcy of Paragon Offshore.
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
In previous periods, we reported that Mexican and Brazilian authorities had made significant tax assessments against Paragon Offshore entities, of which approximately $45.5 million and $46.5 million, respectively, related to Noble’s business that operated through Paragon Offshore-retained entities in Mexico and Brazil prior to the spin-off. As a result of the termination of the Separation Agreements, we no longer have any indemnity obligations in respect of these tax claims made against Paragon Offshore entities, and responsibility for these claims has reverted back to the applicable Paragon Offshore entity. Audit claims of approximately $51.3 million attributable to income and other business taxes have been assessed against Noble entities in Mexico.
In previous periods, we also reported that Petrobras had notified us that it was challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras had also notified us that if Petrobras was ultimately forced to pay such withholding taxes, it would seek reimbursement from Paragon Offshore who would then seek reimbursement from us for the portion of the $23.9 million in withholding that was allocable to our drilling rigs. As a result of the termination of the Separation Agreements, we no longer have any indemnity obligation in respect of these withholding claims made against a Paragon Offshore entity, and responsibility for these claims has reverted back to the applicable Paragon Offshore entity.
We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire to our drilling rigs along with other associated coverage common in our industry. We maintain a physical damage deductible on our rigs of $25.0 million per occurrence. With respect to the U.S. Gulf of Mexico, hurricane risk has generally resulted in more restrictive and expensive coverage for U.S. named windstorm perils, and we have opted in certain years to maintain limited or no windstorm coverage. Our current program provides for $500.0 million in named windstorm coverage in the U.S. Gulf of Mexico. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
We carry protection and indemnity insurance covering marine third party liability exposures, which also includes coverage for employer’s liability resulting from personal injury to our offshore drilling crews. Our protection and indemnity policy currently has a standard deductible of $10.0 million per occurrence, with maximum liability coverage of $750.0 million.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15— Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-9 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU No. 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for periods beginning after December 15, 2016. We have formed an implementation work team, completed training on ASC Topic 606 and have begun a project to review relevant contracts. We plan on adopting the new standard effective January 1, 2018 concurrently with ASU No. 2016-2, Leases (ASC Topic 842) as discussed below and applying it retrospectively to all comparative periods presented. Upon adoption of these two new standards, we expect to have a lease component and a service component of revenue related to our drilling contracts.
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Under the updated accounting standards, we have preliminarily determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and services components. Our adoption, and the ultimate effect on our condensed consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances. Due to the interaction with the issued accounting standard on revenue recognition, we expect to adopt ASC 842 effective January 1, 2018, concurrently with ASC 606. We expect to apply the modified retrospective approach to our adoption. Our adoption will have an impact on how our condensed consolidated financial statements and related disclosures will be presented. We are currently evaluating the impact ASC 842 will have on our condensed consolidated financial statements, and to complete that evaluation we have completed training on the ASU, formed an implementation team and started the review and documentation of contracts.
In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Under the new provision, current period excess tax benefits related to stock compensation are now recognized in our Condensed Consolidated Statement of Operations in “Provision for income taxes,” rather than on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows. This update has been applied on a prospective basis. Changes to our Condensed Consolidated Statement of Cash Flows related to the reclassification of prior period excess tax benefits and employee taxes paid for share-based payment arrangements have been implemented on a retrospective basis. In accordance with our adoption of this update, prior period excess tax benefits of approximately $5.5 million, previously classified as a financing activity in “Employee stock transactions” on the June 30, 2016 Condensed Consolidated Statement of Cash Flows, are now classified as an operating activity in “Net change in other assets and liabilities” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period. Additionally, prior period employee taxes paid for share-based payment arrangements of approximately $3.2 million, previously classified as an operating activity in “Net change in other assets and liabilities” on the June 30, 2016 Condensed Consolidated Statement of Cash Flows, are now classified as a financing activity in “Employee stock transactions” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period.
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
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.
Note 16— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $122.8 million and $134.4 million at June 30, 2017 and December 31, 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $47.3 million at June 30, 2017 as compared

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

to $53.8 million at December 31, 2016, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. During the first quarter of 2016, we agreed to further contract dayrate reductions for the remaining four contracted rigs through the end of 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting guidance, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At June 30, 2017 and December 31, 2016, revenues recorded in excess of billings as a result of this recognition totaled $15.1 million and $17.9 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.
Condensed Consolidated Statements of Cash Flows Information
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accounts receivable	$76,495	$147,454	$76,495	$147,454
Other current assets	15,896	75,949	12,475	73,543
Other assets	(40,078)	104,416	(47,166)	102,335
Accounts payable	(8,881)	(50,663)	(8,754)	(48,719)
Other current liabilities	(19,385)	(74,247)	(18,293)	(67,843)
Other liabilities	6,703	(38,590)	13,547	(39,933)
	$30,750	$164,319	$28,304	$166,837
In accordance with our adoption of ASU No. 2016-9, prior period excess tax benefits, which were previously classified as a financing activity in “Employee stock transactions,” are now classified as an operating activity in “Net change in other assets and liabilities” on our Condensed Consolidated Statement of Cash Flows and current period excess tax benefits are now recognized in our Condensed Consolidated Statement of Operations through income taxes. Additionally, shares withheld for taxes on employee stock transactions, which were previously classified as an operating activity in “Net change in other assets and liabilities,” are now classified as a financing activity in “Employee stock transactions” on our Condensed Consolidated Statement of Cash Flows.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is a co-issuer or full and unconditional guarantor or otherwise obligated as of June 30, 2017 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor
$250 million 5.75% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHUS	Noble-Cayman
Noble Drilling Holding, LLC ("NDH")
Noble Drilling Services 6 LLC ("NDS6")
$168 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$209 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$126 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$1 billion 7.75% Senior Notes due 2024	NHIL	Noble-Cayman
$450 million 7.70% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 8.70% Senior Notes due 2045	NHIL	Noble-Cayman
The following condensed consolidating financial statements of Noble-Cayman, NHUS, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017
(in thousands)
(Unaudited)

	Noble - Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$14	$—	$119	$367	$—	$601,678	$—	$602,178
Accounts receivable	—	—	31,008	—	—	211,649	—	242,657
Taxes receivable	—	—	—	—	—	18,169	—	18,169
Short-term notes receivable from affiliates	—	—	119,476	—	2,373,452	—	(2,492,928)	—
Accounts receivable from affiliates	619,661	92,349	149,005	60,944	357,957	5,824,879	(7,104,795)	—
Prepaid expenses and other current assets	96	—	1,040	49	1	73,014	—	74,200
Total current assets	619,771	92,349	300,648	61,360	2,731,410	6,729,389	(9,597,723)	937,204
Property and equipment, at cost	—	—	1,070,746	—	—	11,340,111	—	12,410,857
Accumulated depreciation	—	—	(246,631)	—	—	(2,325,931)	—	(2,572,562)
Property and equipment, net	—	—	824,115	—	—	9,014,180	—	9,838,295
Notes receivable from affiliates	3,177,248	—	1,053,783	—	3,943,299	1,171,304	(9,345,634)	—
Investments in affiliates	5,029,983	3,179,576	4,698,262	12,517,083	7,275,866	—	(32,700,770)	—
Other assets	3,462	16,775	6,419	—	—	222,138	—	248,794
Total assets	$8,830,464	$3,288,700	$6,883,227	$12,578,443	$13,950,575	$17,137,011	$(51,644,127)	$11,024,293
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	$—	$1,605,243	$—	$—	$—	$887,685	$(2,492,928)	$—
Current maturities of long-term debt	—	—	—	249,475	—	—	—	249,475
Accounts payable	—	—	2,856	—	—	83,558	—	86,414
Accrued payroll and related costs	—	—	4,848	—	—	33,492	—	38,340
Accounts payable to affiliates	3,434,157	456,573	1,857,871	404,332	—	951,862	(7,104,795)	—
Taxes payable	—	41,361	—	—	—	47,951	—	89,312
Interest payable	24	—	—	95,184	4,454	—	—	99,662
Other current liabilities	16	—	945	—	—	83,517	—	84,478
Total current liabilities	3,434,197	2,103,177	1,866,520	748,991	4,454	2,088,065	(9,597,723)	647,681
Long-term debt	—	—	—	3,592,411	201,483	—	—	3,793,894
Notes payable to affiliates	—	700,000	470,643	3,175,662	—	4,999,329	(9,345,634)	—
Deferred income taxes	—	—	—	—	—	212,526	—	212,526
Other liabilities	19,929	—	11,010	—	—	266,867	—	297,806
Total liabilities	3,454,126	2,803,177	2,348,173	7,517,064	205,937	7,566,787	(18,943,357)	4,951,907
Commitments and contingencies
Total shareholder equity	5,376,338	485,523	4,535,054	5,061,379	13,744,638	8,471,145	(32,297,739)	5,376,338
Noncontrolling interests	—	—	—	—	—	1,099,079	(403,031)	696,048
Total equity	5,376,338	485,523	4,535,054	5,061,379	13,744,638	9,570,224	(32,700,770)	6,072,386
Total liabilities and equity	$8,830,464	$3,288,700	$6,883,227	$12,578,443	$13,950,575	$17,137,011	$(51,644,127)	$11,024,293

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$2,537	$—	$10,855	$—	$—	$640,441	$—	$653,833
Accounts receivable	—	—	33,162	—	—	285,990	—	319,152
Taxes receivable	—	21,428	—	—	—	34,052	—	55,480
Short-term notes receivable from affiliates	—	—	243,915	—	1,349,708	52,611	(1,646,234)	—
Accounts receivable from affiliates	361,313	—	137,476	67,560	85,274	3,038,658	(3,690,281)	—
Prepaid expenses and other current assets	270	—	1,611	—	—	86,868	—	88,749
Total current assets	364,120	21,428	427,019	67,560	1,434,982	4,138,620	(5,336,515)	1,117,214
Property and equipment, at cost	—	—	2,376,862	—	—	9,988,026	—	12,364,888
Accumulated depreciation	—	—	(428,308)	—	—	(1,874,632)	—	(2,302,940)
Property and equipment, net	—	—	1,948,554	—	—	8,113,394	—	10,061,948
Notes receivable from affiliates	3,304,672	—	112,706	69,564	5,000	1,798,614	(5,290,556)	—
Investments in affiliates	2,848,855	2,007,016	1,411,874	8,369,728	6,129,082	—	(20,766,555)	—
Other assets	4,292	—	5,687	—	—	168,573	—	178,552
Total assets	$6,521,939	$2,028,444	$3,905,840	$8,506,852	$7,569,064	$14,219,201	$(31,393,626)	$11,357,714
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	$—	$171,925	$—	$—	$—	$1,474,309	$(1,646,234)	$—
Current maturities of long-term debt	—	—	—	299,882	—	—	—	299,882
Accounts payable	—	—	4,228	—	—	103,640	—	107,868
Accrued payroll and related costs	—	—	4,882	—	—	43,437	—	48,319
Accounts payable to affiliates	818,737	111,801	1,995,788	123,642	—	640,313	(3,690,281)	—
Taxes payable	—	—	—	—	—	46,561	—	46,561
Interest payable	48	—	—	56,839	4,412	—	—	61,299
Other current liabilities	12	—	4,296	—	—	63,004	—	67,312
Total current liabilities	818,797	283,726	2,009,194	480,363	4,412	2,371,264	(5,336,515)	631,241
Long-term debt	—	—	—	3,838,807	201,422	—	—	4,040,229
Notes payable to affiliates	—	700,000	467,139	744,181	—	3,379,236	(5,290,556)	—
Deferred income taxes	—	—	534	—	—	1,550	—	2,084
Other liabilities	19,929	—	24,035	—	—	248,219	—	292,183
Total liabilities	838,726	983,726	2,500,902	5,063,351	205,834	6,000,269	(10,627,071)	4,965,737
Commitments and contingencies
Total shareholder equity	5,683,213	1,044,718	1,404,938	3,443,501	7,363,230	7,106,323	(20,362,710)	5,683,213
Noncontrolling interests	—	—	—	—	—	1,112,609	(403,845)	708,764
Total equity	5,683,213	1,044,718	1,404,938	3,443,501	7,363,230	8,218,932	(20,766,555)	6,391,977
Total liabilities and equity	$6,521,939	$2,028,444	$3,905,840	$8,506,852	$7,569,064	$14,219,201	$(31,393,626)	$11,357,714

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$39,988	$—	$—	$241,488	$(9,944)	$271,532
Reimbursables	—	—	892	—	—	5,707	—	6,599
Other	—	—	—	—	—	11	—	11
Total operating revenues	—	—	40,880	—	—	247,206	(9,944)	278,142
Operating costs and expenses
Contract drilling services	(866)	3,362	12,687	(10,834)	—	167,452	(9,944)	161,857
Reimbursables	—	—	472	—	—	3,922	—	4,394
Depreciation and amortization	—	—	14,005	—	—	120,628	—	134,633
General and administrative	(442)	1,538	—	(5,941)	5	18,071	—	13,231
Total operating costs and expenses	(1,308)	4,900	27,164	(16,775)	5	310,073	(9,944)	314,115
Operating income (loss)	1,308	(4,900)	13,716	16,775	(5)	(62,867)	—	(35,973)
Other income (expense)
Income (loss) of unconsolidated affiliates	(85,274)	(99,354)	39,114	48,476	5,647	—	91,391	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	2,967	4,566	—	—	—	—	(7,533)	—
Interest income (expense), net of amounts capitalized	(2,578)	(6,345)	(3,291)	(107,686)	(3,854)	(23,134)	73,679	(73,209)
Interest income and other, net	2,646	(26)	14,309	720	53,560	5,198	(73,679)	2,728
Income (loss) from continuing operations before income taxes	(80,931)	(106,059)	63,848	(41,715)	55,348	(80,803)	83,858	(106,454)
Income tax benefit (provision)	—	66,127	(835)	—	—	(47,079)	—	18,213
Net income (loss) from continuing operations	(80,931)	(39,932)	63,013	(41,715)	55,348	(127,882)	83,858	(88,241)
Net income (loss) from discontinuing operations, net of tax	—	(1,598)	—	—	—	4,565	—	2,967
Net Income (loss)	(80,931)	(41,530)	63,013	(41,715)	55,348	(123,317)	83,858	(85,274)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	4,821	(478)	4,343
Net income (loss) attributable to Noble Corporation	(80,931)	(41,530)	63,013	(41,715)	55,348	(118,496)	83,380	(80,931)
Other comprehensive income (loss), net	1,318	—	—	—	—	1,318	(1,318)	1,318
Comprehensive income (loss) attributable to Noble Corporation	$(79,613)	$(41,530)	$63,013	$(41,715)	$55,348	$(117,178)	$82,062	$(79,613)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$87,092	$—	$—	$566,212	$(27,113)	$626,191
Reimbursables	—	—	2,028	—	—	12,875	—	14,903
Other	—	—	—	—	—	24	—	24
Total operating revenues	—	—	89,120	—	—	579,111	(27,113)	641,118
Operating costs and expenses
Contract drilling services	135	5,933	24,186	1,653	—	317,079	(27,113)	321,873
Reimbursables	—	—	1,292	—	—	8,248	—	9,540
Depreciation and amortization	—	—	30,520	—	—	239,831	—	270,351
General and administrative	71	2,845	—	892	9	18,478	—	22,295
Total operating costs and expenses	206	8,778	55,998	2,545	9	583,636	(27,113)	624,059
Operating income (loss)	(206)	(8,778)	33,122	(2,545)	(9)	(4,525)	—	17,059
Other income (expense)
Income (loss) of unconsolidated affiliates	(380,376)	(412,919)	41,483	145,293	56,266	—	550,253	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	2,967	4,566	—	—	—	—	(7,533)	—
Interest income (expense), net of amounts capitalized	(5,183)	(23,856)	(6,383)	(213,688)	(7,671)	(80,447)	190,572	(146,656)
Interest income and other, net	7,278	(91)	54,211	4,923	116,978	11,120	(190,572)	3,847
Income (loss) from continuing operations before income taxes	(375,520)	(441,078)	122,433	(66,017)	165,564	(73,852)	542,720	(125,750)
Income tax benefit (provision)	—	116,586	(326)	—	—	(355,420)	—	(239,160)
Net income (loss) from continuing operations	(375,520)	(324,492)	122,107	(66,017)	165,564	(429,272)	542,720	(364,910)
Net income (loss) from discontinuing operations, net of tax	—	(1,598)	—	—	—	4,565	—	2,967
Net Income (loss)	(375,520)	(326,090)	122,107	(66,017)	165,564	(424,707)	542,720	(361,943)
Net income attributable to noncontrolling interests	—	—	—	—	—	(12,761)	(816)	(13,577)
Net income (loss) attributable to Noble Corporation	(375,520)	(326,090)	122,107	(66,017)	165,564	(437,468)	541,904	(375,520)
Other comprehensive income (loss), net	1,786	—	—	—	—	1,786	(1,786)	1,786
Comprehensive income (loss) attributable to Noble Corporation	$(373,734)	$(326,090)	$122,107	$(66,017)	$165,564	$(435,682)	$540,118	$(373,734)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL		NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$64,839	$—		$—	$838,984	$(27,126)	$876,697
Reimbursables	—	—	2,622	—		—	15,311	—	17,933
Other	—	—	—	—		—	253	—	253
Total operating revenues	—	—	67,461	—		—	854,548	(27,126)	894,883
Operating costs and expenses
Contract drilling services	972	4,318	11,960	19,290		—	232,820	(27,126)	242,234
Reimbursables	—	—	2,345	—		—	11,953	—	14,298
Depreciation and amortization	—	—	22,309	—		—	128,629	—	150,938
General and administrative	306	2,340	—	10,920		1	286	—	13,853
Loss on impairment	—	—	—	—		—	16,616	—	16,616
Total operating costs and expenses	1,278	6,658	36,614	30,210	—	1	390,304	(27,126)	437,939
Operating income (loss)	(1,278)	(6,658)	30,847	(30,210)		(1)	464,244	—	456,944
Other income (expense)
Income (loss) of unconsolidated affiliates	245,695	(13,250)	(44,699)	454,402		461,434	—	(1,103,582)	—
Interest expense, net of amounts capitalized	(5,228)	(21,339)	(2,816)	(59,812)		(4,189)	(95,104)	131,182	(57,306)
Gain on extinguishment of debt, net	—	—	—	11,066		—	—	—	11,066
Interest income and other, net	91,659	54	3,427	4,039		693	30,107	(131,182)	(1,203)
Income (loss) from continuing operations before income taxes	330,848	(41,193)	(13,241)	379,485		457,937	399,247	(1,103,582)	409,501
Income tax provision	—	(23,656)	(173)	—		—	(32,291)	—	(56,120)
Net income (loss)	330,848	(64,849)	(13,414)	379,485		457,937	366,956	(1,103,582)	353,381
Net (income) loss attributable to noncontrolling interests	—	—	—	—		—	(42,231)	19,698	(22,533)
Net income (loss) attributable to Noble Corporation	330,848	(64,849)	(13,414)	379,485		457,937	324,725	(1,083,884)	330,848
Other comprehensive income (loss), net	(1,232)	—	—	—		—	(1,232)	1,232	(1,232)
Comprehensive income (loss) attributable to Noble Corporation	$329,616	$(64,849)	$(13,414)	$379,485		$457,937	$323,493	$(1,082,652)	$329,616

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$117,046	$—	$—	$1,396,458	$(45,440)	$1,468,064
Reimbursables	—	—	3,368	—	—	35,171	—	38,539
Other	—	—	—	—	—	853	—	853
Total operating revenues	—	—	120,414	—	—	1,432,482	(45,440)	1,507,456
Operating costs and expenses
Contract drilling services	2,717	11,713	26,518	51,604	—	444,412	(45,440)	491,524
Reimbursables	—	—	2,887	—	—	27,417	—	30,304
Depreciation and amortization	—	—	43,770	—	—	256,841	—	300,611
General and administrative	725	5,655	—	25,465	1	(7,388)	—	24,458
Loss on impairment	—	—	—	—	—	16,616	—	16,616
Total operating costs and expenses	3,442	17,368	73,175	77,069	1	737,898	(45,440)	863,513
Operating income (loss)	(3,442)	(17,368)	47,239	(77,069)	(1)	694,584	—	643,943
Other income (expense)
Income (loss) of unconsolidated affiliates	380,787	40,605	(58,282)	630,756	598,805	—	(1,592,671)	—
Interest income (expense), net of amounts capitalized	(22,784)	(22,666)	(5,564)	(121,221)	(8,464)	(99,503)	165,796	(114,406)
Gain on extinguishment of debt, net	—	—	—	11,066	—	—	—	11,066
Interest income and other, net	93,308	50	6,903	19,360	762	43,477	(165,796)	(1,936)
Income (loss) from continuing operations before income taxes	447,869	621	(9,704)	462,892	591,102	638,558	(1,592,671)	538,667
Income tax (provision) benefit	—	(33,738)	(378)	—	—	(15,501)	—	(49,617)
Net income (loss)	447,869	(33,117)	(10,082)	462,892	591,102	623,057	(1,592,671)	489,050
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	(65,047)	23,866	(41,181)
Net income (loss) attributable to Noble Corporation	447,869	(33,117)	(10,082)	462,892	591,102	558,010	(1,568,805)	447,869
Other comprehensive income (loss), net	1,305	—	—	—	—	1,305	(1,305)	1,305
Comprehensive income (loss) attributable to Noble Corporation	$449,174	$(33,117)	$(10,082)	$462,892	$591,102	$559,315	$(1,570,110)	$449,174

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$18,027	$128,277	$94,821	$(173,014)	$109,339	$91,919	$—	$269,369
Cash flows from investing activities
Capital expenditures	—	—	(1,309)	—	—	(66,299)	—	(67,608)
Proceeds from disposal of assets	—	—	7	—	—	307	—	314
Net cash used in investing activities	—	—	(1,302)	—	—	(65,992)	—	(67,294)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Debt issuance costs on senior notes and credit facility	—	—	—	(42)	—	—	—	(42)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	—	(5,393)
Distributions to parent company, net	51,705	—	—	—	—	—	—	51,705
Advances (to) from affiliates	(72,255)	(128,277)	(104,255)	473,423	(109,339)	(59,297)	—	—
Net cash provided by (used in) financing activities	(20,550)	(128,277)	(104,255)	173,381	(109,339)	(64,690)	—	(253,730)
Net change in cash and cash equivalents	(2,523)	—	(10,736)	367	—	(38,763)	—	(51,655)
Cash and cash equivalents, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash and cash equivalents, end of period	$14	$—	$119	$367	$—	$601,678	$—	$602,178

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$87,431	$(72,611)	$66,135	$(179,793)	$(7,703)	$985,834	$—	$879,293
Cash flows from investing activities
Capital expenditures	—	—	(44,139)	—	—	(114,770)	—	(158,909)
Proceeds from disposal of assets	—	—	—	—	—	21,190	—	21,190
Net cash used in investing activities	—	—	(44,139)	—	—	(93,580)	—	(137,719)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(322,207)	—	—	—	(322,207)
Premiums paid on early repayment of long-term debt	—	—	—	(1,781)	—	—	—	(1,781)
Dividends paid to noncontrolling interests	—	—	—	—	—	(41,088)	—	(41,088)
Distributions to parent company, net	(65,316)	—	—	—	—	—	—	(65,316)
Advances (to) from affiliates	(23,514)	72,611	(23,921)	503,781	7,703	(536,660)	—	—
Net cash provided by (used in) financing activities	(88,830)	72,611	(23,921)	179,793	7,703	(577,748)	—	(430,392)
Net change in cash and cash equivalents	(1,399)	—	(1,925)	—	—	314,506	—	311,182
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$228	$—	$176	$—	$—	$822,573	$—	$822,977

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2017, and our results of operations for the three and six months ended June 30, 2017 and 2016. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
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
Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of July 25, 2017, our fleet consisted of 14 jackups, eight drillships and six semisubmersibles.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business, and the fact that all of our drilling fleet is dependent upon the worldwide oil and gas industry. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist largely of major independent and government-owned or controlled oil and gas companies throughout the world. As of July 25, 2017, our contract drilling services segment conducted operations in the United States, the North Sea, the Middle East and Asia. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Outlook
The business environment for offshore drillers during the first six months of 2017 remained challenging. A rig supply imbalance remained in place, as curtailed offshore spending by customers contributed to a growing number of rigs without follow-on drilling programs as current contracts expire. In addition, some newbuild rigs ordered prior to the decline in industry activity continue to exit shipyards, while the delivery of other newbuild orders have been delayed into the future and are adding to the supply imbalance. Our customers have adopted a cautious approach to offshore spending as crude oil prices declined from above $100 per barrel in mid-2014 to approximately $30 per barrel in early 2016 before improving to approximately $50 per barrel through July 25, 2017. Although crude oil prices have traded in a more sustainable range over the first six months of 2017, we expect that the offshore drilling programs of operators will remain curtailed, especially exploration activity, until higher crude oil prices are achieved and volatility is reduced. Until then, a further decline in rig utilization and dayrates is possible.
We expect the business environment for the remainder of 2017 and into 2018 to remain weak and it could potentially deteriorate further. The present subdued level of global economic activity, the uncertainty of the viability and length of reductions in production originally agreed to by the Organization of Petroleum Exporting Countries (“OPEC”) in November 2016, and reaffirmed in May 2017, the incremental production capacity in non-OPEC countries, including growing production from the U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets are contributing to an uncertain oil price environment, leading to considerable uncertainty in our customers’ exploration and production spending plans. However, steady demand growth, the lack of investment in various countries around the world and the production limits agreed to by OPEC could help to establish market conditions supporting higher, sustained crude prices in 2017 and/or 2018. In general, recent contract awards have been short-term in nature and subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will end. While current market conditions persist, we will continue to focus on cost control initiatives and financial discipline, including the preservation of liquidity. The current business environment could lead to the Company stacking or retiring additional drilling rigs.
While we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry, we believe we are strategically well positioned.
We believe in the long-term fundamentals for the industry, especially for those contractors with a modern fleet of high-specification rigs like ours. Also, we expect the ultimate market recovery to benefit from any sustained under-investment by customers during this current phase of the market cycle. The acceleration in customers' offshore spending, in combination with further fleet attrition, should contribute to a balanced rig supply over time.
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
In April 2017, Paragon Offshore filed an updated disclosure statement and a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, including Paragon Offshore’s revised business plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. As a result, the Settlement Agreement was no longer applicable to the ongoing business of Paragon Offshore. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
We expect Paragon Offshore or its creditors will use the litigation trust to pursue claims against us relating to the Spin-off, including alleged fraudulent conveyance claims. We continue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that any fraudulent conveyance claim or other claim related to the Spin-off that may be brought by Paragon Offshore or its creditors, would be without merit and would be contested vigorously by us. If litigation is instituted against Noble and we are unsuccessful in defending such claims, it could have a material adverse effect on our our financial position, results of operations and/or cash flows.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the "Separation Agreements"), including the Master Separation Agreement (the "MSA") and the Tax Sharing Agreement (the "TSA").

As part of its final bankruptcy plan, Paragon Offshore rejected the Separation Agreements. Accordingly, the indemnity obligations that Paragon Offshore potentially would have owed us under the Separation Agreements have now terminated, including indemnities arising under the MSA and the TSA in respect of obligations related to Paragon Offshore’s business that were incurred through Noble-retained entities prior to the Spin-off. Likewise, any potential indemnity obligations that we would have owed Paragon Offshore under the Separation Agreements, including those under the MSA and the TSA in respect of Noble-UK’s business that was conducted prior to the Spin-off through Paragon Offshore-retained entities, are now also extinguished. In the absence of the Separation Agreements, liabilities relating to the respective parties will be borne by the owner of the legal entity or asset at issue and neither party will look to an allocation based on the historic relationship of an entity or asset to one of the party’s business, as had been the case under the Separation Agreements.
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements has resulted in a number of accounting charges and benefits in this period and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
For the three and six months ended June 30, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in "Net loss from discontinued operations, net of tax" on our Condensed Consolidated Statement of Operations relating to the emergence from bankruptcy of Paragon Offshore.
For more information on the Separation Agreements, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Contract Drilling Services Backlog
We maintain a backlog (as defined below) of commitments for contract drilling services. The following table sets forth, as of June 30, 2017, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2017 (1)	2018	2019	2020	2021-2023
	(In millions)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (4)(6)	$1,928	$222	$452	$348	$325	$581
Jackups (3)	1,304	246	373	303	223	159
Total (2)	$3,232	$468	$825	$651	$548	$740
Percent of Available Days Committed (5)
Semisubmersibles/Drillships		32%	29%	22%	21%	13%
Jackups		69%	46%	28%	19%	7%
Total		51%	37%	25%	20%	10%

(1)	Represents a six month period beginning July 1, 2017.

(2)
Some of our drilling contracts provide the customers with certain early termination rights and, in certain cases, those termination rights require minimal or no notice and financial penalties. On June 12, 2017, we received notice that Shell was exercising its right to terminate the contract with the Noble Hans Deul. Such termination becomes effective on September 19, 2017 and there will be no termination fee associated with the contract termination. As of July 25, 2017, no other contract terminations have been received.

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

(6)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of June 30, 2017, the combined amount of backlog for these rigs totaled $553.0 million, all of which is included in backlog. Noble’s proportional interest in the backlog for these rigs totaled $276.5 million.

Our contract drilling services backlog reflects estimated future revenues attributable to both signed drilling contracts and letters of intent that we expect to result in binding drilling contracts. A letter of intent is generally subject to customary conditions, including the execution of a definitive drilling contract. It is possible that some customers that have entered into letters of intent will not enter into signed drilling contracts. As of June 30, 2017, our contract drilling services backlog did not include any letters of intent.
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
As of June 30, 2017, Shell, Saudi Aramco and Statoil ASA represented approximately 59.5 percent, 19.6 percent and 15.6 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended June 30, 2017 and 2016
Net loss from continuing operations attributable to Noble-UK for the three months ended June 30, 2017 (the “Current Quarter”) was $91.9 million, or $0.37 per diluted share, on operating revenues of $278.1 million, compared to net income from continuing operations for the three months ended June 30, 2016 (the “Comparable Quarter”) of $322.9 million, or $1.28 per diluted share, on operating revenues of $894.8 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Quarter and the Comparable Quarter, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income. During the three months ended June 30, 2017 and 2016, Noble-Cayman's operating loss was $7.9 million lower and operating income was $7.2 million higher, respectively, than that of Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.

Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended June 30, 2017 and 2016:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)(4)
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	2017	2016	% Change	2017		2016		% Change
Jackups	93%	83%	1,183	981	21%	$121,284		$136,041		(11)%
Semisubmersibles	17%	16%	91	115	(21)%	126,106		290,106		(57)%
Drillships	52%	86%	377	626	(40)%	309,313	(4)	1,134,011	(3)	(73)%
Total	65%	65%	1,651	1,722	(4)%	$164,475	(4)	$509,145	(3)	(68)%

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

(3)
Average dayrates for the three months ended June 30, 2016, include amounts received relating to the contract cancellation, as well as the termination date valuation of certain contingent payments, for the Noble Sam Croft and Noble Tom Madden contract settlement and termination by and among Freeport-McMoRan Inc. (“FCX”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries (“FCX Settlement”). Exclusive of these items, the average dayrate for the three months ended June 30, 2016 would have been $506,146 and $280,884 for drillships and the total fleet, respectively.

(4)
Average dayrates for the three months ended June 30, 2017, include the impact of the valuation of certain contingent payments for the FCX Settlement. Exclusive of these items, the average dayrate for the three months ended June 30, 2017 would have been $326,559 and $168,413 for drillships and the total fleet, respectively.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Operating revenues:
Contract drilling services	$271,532	$876,697	$(605,165)	(69)%
Reimbursables (1)	6,599	17,933	(11,334)	(63)%
Other	—	153	(153)	**
	$278,131	$894,783	$(616,652)	(69)%
Operating costs and expenses:
Contract drilling services	$162,371	$244,176	$(81,805)	(34)%
Reimbursables (1)	4,394	14,298	(9,904)	(69)%
Depreciation and amortization	130,763	145,237	(14,474)	(10)%
General and administrative	18,658	19,033	(375)	(2)%
Loss on impairment	—	16,616	(16,616)	**
	316,186	439,360	(123,174)	(28)%
Operating income (loss)	$(38,055)	$455,423	$(493,478)	(108)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.

Operating Revenues. Changes in contract drilling services revenues for the Current Quarter as compared to the Comparable Quarter were driven by a 68 percent decrease in average dayrates, which decreased revenues by $569.1 million, as well as a 4 percent decrease in operating days, which decreased revenues by $36.1 million. Contract drilling services revenues decreased in the Current Quarter as compared to the Comparable Quarter by $593.3 million and $21.9 million on our drillships and semisubmersibles, respectively, and increased by $10.0 million on our jackups. As indicated above, excluding the impact of the FCX Settlement, our average dayrates would have decreased 40 percent from $280,884 in the Comparable Quarter to $168,413 in the Current Quarter and our operating days would have decreased by 4 percent, leading to a decrease in revenues of $185.7 million and $20.0 million, respectively.
During the Comparable Quarter, we recognized $393.0 million of dayrate revenues related to the FCX Settlement, of which $13.9 million related to the termination date valuation of certain contingent payments. During the Current Quarter, as a result of the valuation of certain contingent payments related to the FCX Settlement, we recognized a loss of $6.5 million of dayrate revenues. Excluding these items, drillship revenues decreased by $193.8 million, driven by a 40 percent decrease in operating days and a 35 percent decrease in average dayrates, resulting in decreases in revenues of $126.1 million and $67.7 million, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was primarily the result of the Noble Sam Croft and Noble Tom Madden, which operated during the Comparable Quarter but were off contract during the Current Quarter, increased downtime on the Noble Bully I and Noble Bob Douglas and reduced dayrates on the Noble Bully II and Noble Globetrotter II in the Current Quarter as compared to the Comparable Quarter.
Semisubmersible revenues decreased by $21.9 million in the Current Quarter, driven by a 57 percent decrease in average dayrates and a 21 percent decrease in operating days, resulting in a $14.9 million and $7.0 million decrease in revenues, respectively, from the Comparable Quarter. The decrease in both operating days and average dayrates was attributable to the contract completion of the Noble Dave Beard after the Comparable Quarter and decreases in the dayrate for the Noble Paul Romano during the Current Quarter.
Jackup revenues increased by $10.0 million, driven by a 21 percent increase in operating days, resulting in a $27.5 million increase in revenues, which was partially offset by an 11 percent decrease in average dayrates, resulting in a $17.5 million decrease in revenues in the Current Quarter from the Comparable Quarter. The increase in operating days was primarily driven by the commencement of the newbuild, the Noble Lloyd Noble, which commenced its contract in November 2016, as well as the Noble Mick O'Brien and Noble Regina Allen, which operated during the Current Quarter but were off contract during the Comparable Quarter. This was partially offset by the Noble Tom Prosser, which was off contract during the Current Quarter but operated in the Comparable Quarter. The decrease in average dayrates was primarily driven by unfavorable dayrate changes on contracts across the jackup fleet.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $81.8 million for the Current Quarter as compared to the Comparable Quarter. Costs decreased $69.6 million for rigs that operated during the Comparable Quarter but were idle or stacked during the Current Quarter. Additional cost control measures led to a cost reduction of $31.2 million across rigs with comparable operating days in both the Current Quarter and the Comparable Quarter. These cost decreases were recognized across all categories, but primarily attributable to labor and training related costs, mobilization costs and repair and maintenance costs of approximately $11.7 million, $7.1 million and $7.2 million, respectively. Costs also decreased $7.4 million on rigs that were idle or stacked during both the Current Quarter and the Comparable Quarter. These cost decreases were partially offset by the write-off of a $14.4 million receivable, which was held by a Paragon Offshore entity in Mexico that is expected to be liquidated, as well as an $11.2 million increase related to the newbuild, the Noble Lloyd Noble and the Noble Mick O'Brien and Noble Regina Allen, which operated during the Current Quarter but were off contract during the Comparable Quarter.
The $14.5 million decrease in depreciation and amortization in the Current Quarter as compared to the Comparable Quarter was primarily attributable to the retirement and subsequent sale of the Noble Max Smith and the retirement of the Noble Homer Ferrington as well as the impairment of the Noble Amos Runner, Noble Clyde Boudreaux and Noble Dave Beard in December 2016, partially offset by the newbuild rig, the Noble Lloyd Noble, placed in service November 2016.
Loss on impairment of $16.6 million in the Comparable Quarter was a result of our decision to dispose of certain capital spare equipment.
Other Income and Expenses
General and administrative expenses. Overall, general and administrative expenses decreased $0.4 million in the Current Quarter as compared to the Comparable Quarter primarily as a result of other professional fees.
Interest Expense, net of amount capitalized. Interest expense increased $15.9 million in the Current Quarter as compared to the Comparable Quarter primarily due to a full period of interest in respect of the senior notes issued in December 2016, no capitalized interest in the Current Quarter as compared to the Comparable Quarter due to the completion of our newbuild program, as well as an increase in applicable interest rates on certain of our senior notes due to the downgrading of our credit rating below investment grade in the prior year and the current year. These expense increases were partially offset by the retirement of a portion of our 2020, 2021 and 2022 Senior Notes as a result of two different tender offers in the prior year, as well as the repayment of our maturing $300.0 million 2.50% Senior Notes in March 2017.

Gain on extinguishment of debt, net. In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500.0 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400.0 million principal amount was outstanding. On April 1, 2016, we purchased $36.0 million of these Senior Notes for $24.0 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a gain of approximately $11.1 million during the Comparable Quarter.
Income Tax Provision. Our income tax provision decreased $75.0 million in the Current Quarter as compared to the Comparable Quarter, of which $54.5 million related to items from the Comparable Quarter, including the FCX Settlement, the impairment of certain capital spare equipment, the retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer and discrete tax items. Excluding the impact of these items, taxes decreased by $21.1 million as a result of a higher effective tax rate applied to a pre-tax book loss in the Current Quarter as compared to pre-tax book income in the Comparable Quarter. The increase in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the Current Quarter.
For the Six Months Ended June 30, 2017 and 2016
Net loss from continuing operations attributable to Noble-UK for the six months ended June 30, 2017 (the “Current Period”) was $393.6 million, or $1.61 per diluted share, on operating revenues of $641.1 million, compared to net income from continuing operations for the six months ended June 30, 2016 (the “Comparable Period”) of $428.4 million, or $1.70 per diluted share, on operating revenues of $1.5 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between the Current Period and the Comparable Period, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income. During the six months ended June 30, 2017 and 2016, Noble-Cayman's operating income was $15.1 million and $18.8 million higher, respectively, than that of Noble-UK for the same periods. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table sets forth the average rig utilization, operating days and average dayrates for our rig fleet for the six months ended June 30, 2017 and 2016:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)(4)
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017	2016	% Change	2017		2016		% Change
Jackups	93%	84%	2,353	1,962	20%	$122,214		$135,455		(10)%
Semisubmersibles	17%	32%	181	465	(61)%	128,547		266,535		(52)%
Drillships	60%	93%	867	1,354	(36)%	363,802	(4)	796,427	(3)	(54)%
Total	67%	72%	3,401	3,781	(10)%	$184,130	(4)	$388,253	(3)	(53)%

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

(3)
Average dayrates for the six months ended June 30, 2016, include the impact of the FCX Settlement. Exclusive of these items, the average dayrate for the six months ended June 30, 2016 would have been 506,143 and 284,307 for drillships and the total fleet, respectively.

(4)
Average dayrates for the six months ended June 30, 2017, include the impact of the valuation of certain contingent payments for the FCX Settlement. Exclusive of these items, the average dayrate for the six months ended June 30, 2017 would have been 380,414 and 188,363 for drillships and the total fleet, respectively.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six months ended, June 30,		Change
	2017	2016	$	%
Operating revenues:
Contract drilling services	$626,191	$1,468,064	$(841,873)	(57)%
Reimbursables (1)	14,903	38,539	(23,636)	(61)%
Other	—	153	(153)	**
	$641,094	$1,506,756	$(865,662)	(69)%
Operating costs and expenses:
Contract drilling services	$322,756	$495,424	$(172,668)	(35)%
Reimbursables (1)	9,540	30,304	(20,764)	(69)%
Depreciation and amortization	260,541	289,266	(28,725)	(10)%
General and administrative	34,538	38,573	(4,035)	(10)%
Loss on impairment	—	16,616	$(16,616)	**
	627,375	870,183	(242,808)	(28)%
Operating income	$13,719	$636,573	$(622,854)	(98)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.
Operating Revenues. Changes in contract drilling services revenues for the Current Period as compared to the Comparable Period were driven by a 53 percent decrease in average dayrates, which decreased revenues by $694.3 million, as well as a 10 percent decrease in operating days, which decreased revenues by $147.6 million. Contract drilling services revenues decreased in the Current Period as compared to the Comparable Period by $763.0 million and $100.7 million on our drillships and semisubmersibles, respectively, and increased by $21.8 million on our jackups. As indicated above, excluding the impact of the FCX Settlement, our average dayrates would have decreased 34 percent from 284,307 in the Comparable Period to 188,363 in the Current Period and our operating days would have decreased by 10 percent, leading to a decrease in revenues of $326.3 million and $108.2 million, respectively.
During the Comparable Period, we recognized $393.0 million of dayrate revenues related to the FCX Settlement, of which $13.9 million related to the termination date valuation of certain contingent payments. During the Current Period, as a result of the valuation of certain contingent payments related to the FCX Settlement, we recognized a loss of $14.4 million of dayrate revenues. Excluding these items, drillship revenues decreased by $355.6 million driven by a 36 percent decrease in operating days and a 25 percent decrease in average dayrates, resulting in decreases in revenues of $246.6 million and $109.0 million, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was primarily the result of the Noble Sam Croft and Noble Tom Madden, which operated during the Comparable Period but were off contract during the Current Period. Further decreases in operating days and average dayrates, respectively, are attributable to increased downtime on the Noble Bully I and Noble Bob Douglas and reduced dayrates on the Noble Bully II and Noble Globetrotter II compared to the Comparable Period.
Semisubmersible revenues decreased by $100.7 million, driven by a 61 percent decrease in operating days and a 52 percent decrease in average dayrates, resulting in a $75.7 million and $25.0 million decrease in revenues, respectively, from the Comparable Period. The decrease in both operating days and average dayrates was attributable to the contract completions since the Comparable Period for the Noble Jim Day, Noble Clyde Boudreaux, Noble Amos Runner, Noble Dave Beard and Noble Danny Adkins, each of which has not returned to work since their respective completions. Additionally, decreases in the dayrate for the Noble Paul Romano contributed to the decrease in average dayrates during the Current Period.
Jackup revenues increased by $21.8 million, driven by a 20 percent increase in operating days, resulting in a $53.0 million increase in revenues, which was partially offset by a 10 percent decrease in average dayrates, resulting in a $31.2 million decrease in revenues in the Current Period from the Comparable Period. The increase in operating days was primarily driven by the commencement of the newbuild, the Noble Lloyd Noble, which commenced its contract in November 2016, and the Noble Mick O'Brien and Noble Regina Allen, which operated during the Current Period but were off contract during the Comparable Period. This was partially offset by the Noble Tom Prosser, which was off contract during the

Current Period but operated in the Comparable Period. The decrease in average dayrates was primarily driven by unfavorable dayrate changes on contracts across the jackup fleet.
Operating Costs and Expenses. Contract drilling services operating costs and expenses decreased $172.7 million for the Current Period as compared to the Comparable Period. Costs decreased $134.9 million for rigs that operated during the Comparable Period but were idle or stacked during the Current Period. Additional cost control measures led to a cost reduction of $75.7 million across rigs with comparable operating days in both the Current Period and the Comparable Period. These cost decreases were recognized across all categories, but primarily attributable to labor and training related costs, repair and maintenance costs and operations support costs of approximately $37.6 million, $20.7 million and $8.3 million, respectively, as well as other rig-related expenses. This was partially offset by a $20.2 million increase related to rigs that had additional operating days during the Current Period, including the newbuild, the Noble Lloyd Noble, the write-off of a $14.4 million receivable, which was held by a Paragon Offshore entity in Mexico that is expected to be liquidated, as well as $1.3 million from rigs that were retired or sold during the Comparable Period.
The $28.7 million decrease in depreciation and amortization in the Current Period as compared to the Comparable Period was primarily attributable to the retirement and subsequent sale of the Noble Max Smith and the retirement of the Noble Homer Ferrington, as well as the impairment of the Noble Amos Runner, Noble Clyde Boudreaux and Noble Dave Beard in December 2016, partially offset by the newbuild rig, the Noble Lloyd Noble, placed in service in November 2016.
Loss on impairment of $16.6 million in the Comparable Period was a result of our decision to dispose of certain capital spare equipment.
Other Income and Expenses
General and administrative expenses. Overall, general and administrative expenses decreased $4.0 million in the Current Period as compared to the Comparable Period primarily as a result of decreased employee-related costs.
Interest Expense, net of amount capitalized. Interest expense increased $32.3 million in the Current Period as compared to the Comparable Period primarily due to a full period of interest in respect of the senior notes issued in December 2016, no capitalized interest in the Current Period as compared to the Comparable Period due to the completion of our newbuild program, as well as an increase in applicable interest rates on certain of our senior notes due to the downgrading of our credit rating below investment grade in the prior year. We capitalized approximately 6 percent during the Comparable Period. These expense increases were partially offset by the retirement of a portion of our 2020, 2021 and 2022 Senior Notes as a result of two different tender offers in the prior year, as well as the repayment of our maturing $300.0 million 3.05% Senior Notes and our $300.0 million 2.50% Senior Notes in March 2016 and March 2017, respectively.
Gain on extinguishment of debt, net. In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500.0 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400.0 million principal amount was outstanding. On April 1, 2016, we purchased $36.0 million of these Senior Notes for $24.0 million, plus accrued interest, using cash on hand. As a result of this transaction, we recognized a gain of approximately $11.1 million during the Comparable Period.
Income Tax Provision. Our income tax provision increased $188.9 million in the Current Period as compared to the Comparable Period primarily due to a $260.7 million non-cash discrete tax item as the result of an internal tax restructuring in the Current Period, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease deployment of cash throughout the business and consolidate operations into one centralized group of entities. The effect of this tax restructuring will be to lower current tax expense. Partially offsetting the increase is $27.2 million from the Comparable Period related to the FCX Settlement, the impairment of certain capital spare equipment, the retirement of a portion of our 2020 and 2021 Senior Notes as a result of a tender offer and the discrete tax items in the Comparable Period. Excluding these items from both the Current Period and the Comparable Period, taxes decreased by $44.5 million as a result of a lower effective tax rate applied to a pre-tax book loss in the Current Period as compared to pre-tax book income in the Comparable Period. The decrease in the worldwide effective tax rate excluding the discrete tax items is primarily a result of the geographic mix of income and sources of revenue during the Current Period.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $254.3 million for the six months ended June 30, 2017 (“Current Period”) and $859.2 million for the six months ended June 30, 2016 (“Comparable Period”). The decrease in net cash provided by operating activities in the Current Period was primarily attributable to recognizing a net loss in the Current Period. We had working capital of $289.6 million and $559.3 million at June 30, 2017 and December 31, 2016, respectively.
Net cash used in investing activities in the Current Period was $67.3 million as compared to $137.7 million in the Comparable Period. The variance primarily relates to lower capital expenditures related to our major projects and newbuild expenditures in the Current Period.

Net cash used in financing activities in the Current Period was $309.7 million as compared to $410.8 million in the Comparable Period. During the Current Period, our primary uses of cash included the repayment of our maturing $300.0 million 2.50% Senior Notes and dividends paid to noncontrolling interests of approximately $5.4 million.
Our principal source of capital in the Current Period was cash generated from operating activities and cash on hand. Cash on hand during the Current Period was primarily used for the following:

•	normal recurring operating expenses;

•	repayment of our maturing $300.0 million 2.50% Senior Notes; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayment of debt and interest.
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
At June 30, 2017, we had a total contract drilling services backlog of approximately $3.2 billion. Our backlog as of June 30, 2017 includes a commitment of 51 percent of available days for the remainder of 2017 and 37 percent of available days for 2018. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures, including capitalized interest, totaled $49.0 million and $120.5 million for the six months ended June 30, 2017 and 2016, respectively. Capital expenditures during the first six months of 2017 consisted of the following:

•	$25.1 million for sustaining capital and upgrades and replacements to drilling equipment;

•	$9.2 million in subsea related expenditures; and

•	$14.7 million in major projects.
Our total capital expenditure estimate for 2017 is approximately $105.0 million.
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
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We do not currently have shareholder authority to repurchase shares, as our approval to repurchase up to 37.0 million ordinary shares expired on April 22, 2016. During the three and six months ended June 30, 2017, we did not repurchase any of our shares.

Credit Facility and Senior Unsecured Notes
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020. The credit facility provides us with the ability to issue up to $500.0 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At June 30, 2017, we had no letters of credit issued under the facility.
Throughout the term of the credit facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.1 percent to 0.35 percent depending on our debt ratings. At June 30, 2017, based on our debt ratings on that date, the facility fee was 0.35 percent. At June 30, 2017, we had no borrowings outstanding or letters of credit issued. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. At June 30, 2017, the interest rate in effect is the highest permitted interest rate under the credit facility.
Debt Issuances
In December 2016, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $967.6 million, after estimated expenses, were primarily used to retire debt related to our tender offer and the remaining portion will be used for general corporate purposes.
Senior Notes Interest Rate Adjustments
During 2016 and to date in 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions that vary the applicable interest rates if our debt rating falls below investment grade, with continued adjustments up to a contractually defined maximum interest rate increase set for each rating agency. On April 28, 2017, Moody’s Investors Service reduced our debt rating. However, there was no further increase in the interest rates on these Senior Notes because we have reached the contractually-defined maximum interest rate increase in respect of Moody’s Investors Service downgrades. The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further by S&P Global Ratings (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised by either rating agency above specified levels.
Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit rating.
Debt Tender Offers and Repayments
In December 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $467.8 million principal amount was outstanding, our 4.625% Senior Notes due 2021, of which $396.6 million principal amount was outstanding and our 3.95% Senior Notes due 2022, of which $400.0 million principal amount was outstanding. On December 28, 2016, we purchased $762.3 million of these Senior Notes for $750.0 million, plus accrued interest, using a portion of the net proceeds of the $1.0 billion Senior Notes due 2024 issuance in December 2016. In December 2016, as a result of this transaction, we recognized a net gain of approximately $6.7 million.
In March 2016, we commenced cash tender offers for our 4.90% Senior Notes due 2020, of which $500.0 million principal amount was outstanding, and our 4.625% Senior Notes due 2021, of which $400.0 million principal amount was outstanding. On April 1, 2016, we purchased $36.0 million of these Senior Notes for $24.0 million, plus accrued interest, using cash on hand. In April 2016, as a result of this transaction, we recognized a net gain of approximately $11.1 million.
In March 2017, we repaid our maturing $300.0 million 2.50% Senior Notes using cash on hand.
We anticipate using cash on hand to repay the outstanding principal balance of our $250.0 million 5.75% Senior Notes, maturing in March 2018.
Covenants
The credit facility is guaranteed by NHUS and NHIL. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At June 30, 2017, our ratio of debt to total tangible capitalization was approximately 0.40. We were in compliance with all covenants under the credit facility as of June 30, 2017.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At June 30, 2017, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2017.
New Accounting Pronouncements
See Part I, Item 1, "Financial Information, Note 15— Accounting Pronouncements," to the Condensed Consolidated Financial Statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the credit facility. Interest on borrowings under the credit facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At June 30, 2017, we had no borrowings outstanding under our credit facility.
During 2016 and to date in 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions that vary the applicable interest rates if our debt rating falls below investment grade, with continued adjustments up to a contractually-defined maximum interest rate increase set for each rating agency. On April 28, 2017, Moody’s Investors Service reduced our debt rating. However, there was no further increase in the interest rates on these Senior Notes because we have reached the contractually defined maximum interest rate increase in respect of Moody’s Investors Service downgrades. The interest rates on these Senior Notes may be further increased if our debt ratings were to be downgraded further by S&P Global Ratings (up to a maximum of an additional 25 basis points) or decreased if our debt ratings were to be raised by either rating agency above specified levels.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.1 billion and $3.8 billion at June 30, 2017 and December 31, 2016, respectively. The decrease in the fair value of debt relates to the repayment of our maturing $300.0 million 2.50% Senior Notes, which matured in March 2017, and changes in market expectations for interest rates and perceptions of our credit risk.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Condensed Consolidated Balance Sheet and in “Accumulated other comprehensive income (loss)” (“AOCL”). Amounts recorded in AOCL are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Several of our regions, including our operations in the North Sea, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2017 represent approximately 70 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $20.6 million at June 30, 2017. Total unrealized gains related to these forward contracts were approximately $0.7 million as of June 30, 2017 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $2.1 million.
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
Changes in market asset values related to the pension plans noted above could have a material impact upon our Condensed Consolidated Statement of Comprehensive Income (Loss) and could result in material cash expenditures in future periods.
Item 4. Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of June 30, 2017. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman and Dennis J. Lubojacky, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Lubojacky have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2017. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is set forth in Note 6— Receivables from Customers and Note 14— Commitments and Contingencies, to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
Paragon Offshore plc has formed a litigation trust as part of its bankruptcy proceedings and we expect that Paragon Offshore or its creditors will use the trust to pursue fraudulent conveyance claims against us. In addition, Paragon Offshore has rejected in the bankruptcy proceedings certain separation agreements entered into with us, and as a result, we will be responsible for those liabilities for which we would have otherwise sought indemnification under the separation agreements.
In August 2014, we completed the separation and spin-off of a majority of our standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of our wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of our ordinary shares. In April 2016, we entered into an agreement with Paragon Offshore (subject to approval of the bankruptcy court having jurisdiction over Paragon Offshore’s bankruptcy proceeding initiated in February 2016) for a settlement with Paragon Offshore under which we were to receive a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims). In April 2017, Paragon Offshore filed a new bankruptcy plan (the “New Plan”). The New Plan, which was further modified in May 2017, did not provide for the approval of the settlement agreement and as a result the settlement agreement was terminated. The New Plan also provided for the creation and funding of a $10.0 million litigation trust to which Paragon Offshore transferred its claims against us, including claims of alleged fraudulent conveyance in connection with the Spin-off. The litigation trust is entitled to pursue those claims against us. In June 2017, the revised New Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
We expect that Paragon Offshore or its creditors will use the litigation trust to pursue claims against us relating to the Spin-off, including claims of alleged fraudulent conveyance. If any such claim is successful, any damages we are required to pay could have a material adverse effect on our business, financial condition and results of operations.
We entered into certain separation agreements with Paragon Offshore at the time of the Spin-off (including the master separation agreement, tax sharing agreement, transition services agreement and transition services agreement relating to our operations offshore Brazil) under which we agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore agreed to indemnify us for certain liabilities. As part of its final bankruptcy plan, Paragon Offshore rejected all of these contracts. Accordingly, we are no longer entitled to seek indemnity from Paragon Offshore under such agreement, and we would be responsible for those liabilities for which we would have otherwise sought indemnification. Such liabilities could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended June 30, 2017, there were no repurchases by Noble-UK of its shares.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	August 4, 2017
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	August 4, 2017
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Dennis J. Lubojacky	August 4, 2017
Dennis J. Lubojacky Vice President of Accounting (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	August 4, 2017
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Dennis J. Lubojacky	August 4, 2017
Dennis J. Lubojacky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

Index to Exhibits

Exhibit Number	Exhibit

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

10.2*	Noble Corporation plc 2017 Director Omnibus Incentive Plan (filed as an exhibit 10.2 to Noble-UK's Current Report on Form 8-K filed on May 2, 2017 and incorporated herein by reference).

10.3
Termination Letter dated as of April 21, 2017, for Definitive Settlement Agreement, dated as of April 29, 2016, by and between Paragon Offshore plc and Noble-UK (filed as an exhibit 10.12 to Noble-UK's Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference).

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit

31.2	Certification of Adam C. Peakes pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Dennis J. Lubojacky pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Adam C. Peakes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Dennis J. Lubojacky pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.