Form 10-Q
period 2017-09-30
Noble Corp plc; NOBLE CORP
filed 2017-11-03
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at October 25, 2017: Noble Corporation plc — 244,967,113
Number of shares outstanding: Noble Corporation — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) to Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$608,763	$725,722
Accounts receivable, net	202,533	319,152
Taxes receivable	55,394	55,480
Prepaid expenses and other current assets	74,599	92,260
Total current assets	941,289	1,192,614
Property and equipment, at cost	12,421,765	12,364,888
Accumulated depreciation	(2,709,498)	(2,302,940)
Property and equipment, net	9,712,267	10,061,948
Other assets	244,663	185,555
Total assets	$10,898,219	$11,440,117
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,652	$299,882
Accounts payable	83,986	108,224
Accrued payroll and related costs	46,844	48,383
Taxes payable	53,629	46,561
Interest payable	64,280	61,299
Other current liabilities	96,870	68,944
Total current liabilities	595,261	633,293
Long-term debt	3,795,327	4,040,229
Deferred income taxes	253,444	2,084
Other liabilities	289,330	297,066
Total liabilities	4,933,362	4,972,672
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 244,965 and 243,239 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	2,450	2,432
Additional paid-in capital	671,605	654,168
Retained earnings	4,662,468	5,154,221
Accumulated other comprehensive loss	(49,561)	(52,140)
Total shareholders' equity	5,286,962	5,758,681
Noncontrolling interests	677,895	708,764
Total equity	5,964,857	6,467,445
Total liabilities and equity	$10,898,219	$11,440,117
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues
Contract drilling services	$259,740	$373,257	$885,931	$1,841,321
Reimbursables and other	6,472	11,896	21,399	50,588
	266,212	385,153	907,330	1,891,909
Operating costs and expenses
Contract drilling services	165,028	207,204	487,784	702,628
Reimbursables	3,834	9,142	13,374	39,446
Depreciation and amortization	137,607	155,242	409,919	455,907
General and administrative	15,331	15,773	49,869	54,346
Loss on impairment	—	—	—	16,616
	321,800	387,361	960,946	1,268,943
Operating income (loss)	(55,588)	(2,208)	(53,616)	622,966
Other income (expense)
Interest expense, net of amount capitalized	(72,887)	(52,569)	(219,543)	(166,975)
Gain on extinguishment of debt, net	—	—	—	11,066
Interest income and other, net	389	540	4,286	(1,443)
Income (loss) from continuing operations before income taxes	(128,086)	(54,237)	(268,873)	465,614
Income tax benefit (provision)	28,605	10,002	(210,589)	(40,317)
Net income (loss) from continuing operations	(99,481)	(44,235)	(479,462)	425,297
Net loss from discontinued operations, net of tax	—	—	(1,486)	—
Net income (loss)	(99,481)	(44,235)	(480,948)	425,297
Net (income) loss attributable to noncontrolling interests	2,689	(10,846)	(10,888)	(52,027)
Net income (loss) attributable to Noble Corporation plc	$(96,792)	$(55,081)	$(491,836)	$373,270
Net income (loss) attributable to Noble Corporation plc
Income (loss) from continuing operations	$(96,792)	$(55,081)	$(490,350)	$373,270
Net loss from discontinued operations, net of tax	—	—	(1,486)	—
Net income (loss) attributable to Noble Corporation plc	$(96,792)	$(55,081)	$(491,836)	$373,270
Per share data
Basic:
Income (loss) from continuing operations	$(0.40)	$(0.23)	$(2.00)	$1.48
Loss from discontinued operations	—	—	(0.01)	—
Net income (loss) attributable to Noble Corporation plc	$(0.40)	$(0.23)	$(2.01)	$1.48
Diluted:
Income (loss) from continuing operations	$(0.40)	$(0.23)	$(2.00)	$1.48
Loss from discontinued operations	—	—	(0.01)	—
Net income (loss) attributable to Noble Corporation plc	$(0.40)	$(0.23)	$(2.01)	$1.48
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(99,481)	$(44,235)	$(480,948)	$425,297
Other comprehensive income (loss)
Foreign currency translation adjustments	469	(543)	749	263
Foreign currency forward contracts	(65)	463	674	(605)
Amortization of deferred pension plan amounts (net of tax provision of $165 and $408 for the three months ended September 30, 2017 and 2016, respectively, and $493 and $1,227 for the nine months ended September 30, 2017 and 2016, respectively)	389	781	1,156	2,348
Other comprehensive income, net	793	701	2,579	2,006
Net comprehensive (income) loss attributable to noncontrolling interests	2,689	(10,846)	(10,888)	(52,027)
Comprehensive income (loss) attributable to Noble Corporation plc	$(95,999)	$(54,380)	$(489,257)	$375,276

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(480,948)	$425,297
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	409,919	455,907
Loss on impairment	—	16,616
Gain on extinguishment of debt, net	—	(11,066)
Deferred income taxes	343,962	(82,774)
Amortization of share-based compensation	21,788	27,222
Other long-term asset write-off	28,689	—
Net change in other assets and liabilities	(24,330)	129,166
Net cash provided by operating activities	299,080	960,368
Cash flows from investing activities
Capital expenditures	(74,363)	(592,038)
Change in accrued capital expenditures	(12,337)	(41,235)
Proceeds from disposal of assets	1,306	23,390
Net cash used in investing activities	(85,394)	(609,883)
Cash flows from financing activities
Repayments of debt	(300,000)	(322,207)
Debt issuance costs on senior notes and credit facility	(42)	—
Premiums paid on early repayment of long-term debt	—	(1,781)
Dividend payments	—	(47,534)
Dividends paid to noncontrolling interests	(26,293)	(61,980)
Employee stock transactions	(4,310)	(3,176)
Net cash used in financing activities	(330,645)	(436,678)
Net decrease in cash and cash equivalents	(116,959)	(86,193)
Cash and cash equivalents, beginning of period	725,722	512,245
Cash and cash equivalents, end of period	$608,763	$426,052
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	27,222	—	—	—	27,222
Issuance of share-based compensation shares	1,256	12	(3,609)	—	—	—	(3,597)
Tax benefit of equity transactions	—	—	(5,495)	—	—	—	(5,495)
Net income	—	—	—	373,270	—	52,027	425,297
Dividends paid to noncontrolling interests	—	—	—	—	—	(61,980)	(61,980)
Dividends	—	—	—	(47,700)	—	—	(47,700)
Other comprehensive income, net	—	—	—	—	2,006	—	2,006
Balance at September 30, 2016	243,233	$2,432	$646,601	$6,457,071	$(61,169)	$713,048	$7,757,983
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	21,788	—	—	—	21,788
Issuance of share-based compensation shares	1,726	18	(23)	—	—	—	(5)
Shares withheld for taxes on equity transactions	—	—	(4,328)	—	—	—	(4,328)
Net income (loss)	—	—	—	(491,836)	—	10,888	(480,948)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	(26,293)
Dividends unpaid to noncontrolling interests	—	—	—	—	—	(15,464)	(15,464)
Dividends (1)	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	2,579	—	2,579
Balance at September 30, 2017	244,965	$2,450	$671,605	$4,662,468	$(49,561)	$677,895	$5,964,857

(1)	Activity associated with dividend equivalents, which are related to 2016 performance awards to be paid upon vesting.
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$607,958	$653,833
Accounts receivable, net	202,533	319,152
Taxes receivable	55,394	55,480
Prepaid expenses and other current assets	73,649	88,749
Total current assets	939,534	1,117,214
Property and equipment, at cost	12,421,765	12,364,888
Accumulated depreciation	(2,709,498)	(2,302,940)
Property and equipment, net	9,712,267	10,061,948
Other assets	244,748	178,552
Total assets	$10,896,549	$11,357,714
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,652	$299,882
Accounts payable	83,875	107,868
Accrued payroll and related costs	46,844	48,319
Taxes payable	53,203	46,561
Interest payable	64,280	61,299
Other current liabilities	96,788	67,312
Total current liabilities	594,642	631,241
Long-term debt	3,795,327	4,040,229
Deferred income taxes	253,444	2,084
Other liabilities	289,330	292,183
Total liabilities	4,932,743	4,965,737
Commitments and contingencies (Note 12)
Shareholder equity
Common stock, $0.01 par value, ordinary shares; 261,246 shares outstanding as of September 30, 2017 and December 31, 2016	26,125	26,125
Capital in excess of par value	615,822	594,091
Retained earnings	4,693,525	5,115,137
Accumulated other comprehensive loss	(49,561)	(52,140)
Total shareholder equity	5,285,911	5,683,213
Noncontrolling interests	677,895	708,764
Total equity	5,963,806	6,391,977
Total liabilities and equity	$10,896,549	$11,357,714
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues
Contract drilling services	$259,740	$373,257	$885,931	$1,841,321
Reimbursables and other	6,472	11,896	21,399	51,288
	266,212	385,153	907,330	1,892,609
Operating costs and expenses
Contract drilling services	164,568	206,072	486,441	697,596
Reimbursables	3,834	9,142	13,374	39,446
Depreciation and amortization	136,651	155,242	407,002	455,853
General and administrative	9,823	12,033	32,118	36,491
Loss on impairment	—	—	—	16,616
	314,876	382,489	938,935	1,246,002
Operating income (loss)	(48,664)	2,664	(31,605)	646,607
Other income (expense)
Interest expense, net of amount capitalized	(72,887)	(52,569)	(219,543)	(166,975)
Gain on extinguishment of debt, net	—	—	—	11,066
Interest income and other, net	274	568	4,121	(1,368)
Income (loss) from continuing operations before income taxes	(121,277)	(49,337)	(247,027)	489,330
Income tax benefit (provision)	28,605	9,307	(210,555)	(40,310)
Net income (loss) from continuing operations	(92,672)	(40,030)	(457,582)	449,020
Net income from discontinued operations, net of tax	—	—	2,967	—
Net income (loss)	(92,672)	(40,030)	(454,615)	449,020
Net (income) loss attributable to noncontrolling interests	2,689	(10,846)	(10,888)	(52,027)
Net income (loss) attributable to Noble Corporation	$(89,983)	$(50,876)	$(465,503)	$396,993
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(92,672)	$(40,030)	$(454,615)	$449,020
Other comprehensive income (loss)
Foreign currency translation adjustments	469	(543)	749	263
Foreign currency forward contracts	(65)	463	674	(605)
Amortization of deferred pension plan amounts (net of tax provision of $165 and $408 for the three months ended September 30, 2017 and 2016, respectively, and $493 and $1,227 for the nine months ended September 30, 2017 and 2016, respectively)	389	781	1,156	2,348
Other comprehensive income, net	793	701	2,579	2,006
Net comprehensive (income) loss attributable to noncontrolling interests	2,689	(10,846)	(10,888)	(52,027)
Comprehensive income (loss) attributable to Noble Corporation	$(89,190)	$(50,175)	$(462,924)	$398,999
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(454,615)	$449,020
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	407,002	455,853
Loss on impairment	—	16,616
Gain on extinguishment of debt, net	—	(11,066)
Deferred income taxes	343,961	(82,774)
Capital contribution by parent - share-based compensation	21,731	25,296
Other long-term asset write-off	28,689	—
Net change in other assets and liabilities	(24,805)	132,911
Net cash provided by operating activities	321,963	985,856
Cash flows from investing activities
Capital expenditures	(74,363)	(592,038)
Change in accrued capital expenditures	(12,337)	(41,235)
Proceeds from disposal of assets	1,306	23,390
Net cash used in investing activities	(85,394)	(609,883)
Cash flows from financing activities
Repayments of debt	(300,000)	(322,207)
Debt issuance costs on senior notes and credit facility	(42)	—
Premiums paid on early repayment of long-term debt	—	(1,781)
Dividends paid to noncontrolling interests	(26,293)	(61,980)
Contributions (distributions) from (to) parent company, net	43,891	(76,051)
Net cash used in financing activities	(282,444)	(462,019)
Net decrease in cash and cash equivalents	(45,875)	(86,046)
Cash and cash equivalents, beginning of period	653,833	511,795
Cash and cash equivalents, end of period	$607,958	$425,749
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(76,051)	—	—	(76,051)
Capital contribution by parent - share-based compensation	—	—	25,296	—	—	—	25,296
Net income	—	—	—	396,993	—	52,027	449,020
Dividends paid to noncontrolling interests	—	—	—	—	—	(61,980)	(61,980)
Other comprehensive income, net	—	—	—	—	2,006	—	2,006
Balance at September 30, 2016	261,246	$26,125	$586,605	$6,488,153	$(61,169)	$713,048	$7,752,762
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions from parent company, net	—	—	—	43,891	—	—	43,891
Share-based compensation contribution by parent	—	—	21,731	—	—	—	21,731
Net income (loss)	—	—	—	(465,503)	—	10,888	(454,615)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	(26,293)
Dividends unpaid to noncontrolling interests	—	—	—	—	—	(15,464)	(15,464)
Other comprehensive income, net	—	—	—	—	2,579	—	2,579
Balance at September 30, 2017	261,246	$26,125	$615,822	$4,693,525	$(49,561)	$677,895	$5,963,806
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)
Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. As of September 30, 2017, our fleet consisted of 14 jackups, eight drillships and six semisubmersibles.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world.
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
The accompanying unaudited condensed consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited condensed consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2016 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2016 audited consolidated financial statements, and as a result, they do not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standards Update (“ASU”) No. 2016-9, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, prior period excess tax benefits of approximately $5.5 million, previously classified as a financing activity in “Employee stock transactions” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, are now classified as an operating activity in “Net change in other assets and liabilities” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period. Prior period shares withheld for taxes on employee stock transactions of approximately $3.2 million, previously classified as an operating activity in “Net change in other assets and liabilities” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, are now classified as a financing activity in “Employee stock transactions” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period. See Note 13— Accounting Pronouncements for additional information.
We have made certain reclassifications to our prior period amounts in our operating revenue by combining our other revenue with reimbursables revenue to conform to the current period presentation. Such reclassification did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.
Note 2— Consolidated Joint Ventures
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
During the three and nine months ended September 30, 2017, the Bully joint ventures approved dividends totaling $30.9 million and $83.5 million, respectively, and paid dividends totaling $41.8 million and $52.6 million, respectively. During the three and nine months ended September 30, 2016, the Bully joint ventures approved and paid dividends totaling $41.8 million and $124.0 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at September 30, 2017 and December 31, 2016 totaled $1.3 billion and $1.4 billion, respectively. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $79.3 million at September 30, 2017 as compared to approximately $34.7 million at December 31, 2016.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3— Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for Noble-UK:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Basic
Net income (loss) attributable to Noble-UK	$(96,792)	$(55,081)	$(491,836)	$373,270
Net loss from discontinued operations, net of tax	—	—	1,486	—
Earnings allocated to unvested share-based payment awards	—	—	—	(12,754)
Net income (loss) from continuing operations to common shareholders - basic	$(96,792)	$(55,081)	$(490,350)	$360,516
Diluted
Net income (loss) attributable to Noble-UK	$(96,792)	$(55,081)	$(491,836)	$373,270
Net loss from discontinued operations, net of tax	—	—	1,486	—
Net income (loss) from continuing operations to common shareholders - diluted	$(96,792)	$(55,081)	$(490,350)	$373,270
Denominator:
Weighted average shares outstanding - basic	244,940	243,224	244,666	243,089
Incremental shares issuable from assumed exercise of stock options and unvested share-based payment awards	—	—	—	8,600
Weighted average shares outstanding - diluted	244,940	243,224	244,666	251,689
Earnings per share
Basic:
Income (loss) from continuing operations	$(0.40)	$(0.23)	$(2.00)	$1.48
Loss from discontinued operations	—	—	(0.01)	—
Net income (loss) attributable to Noble-UK	$(0.40)	$(0.23)	$(2.01)	$1.48
Diluted:
Income (loss) from continuing operations	$(0.40)	$(0.23)	$(2.00)	$1.48
Loss from discontinued operations	—	—	(0.01)	—
Net income (loss) attributable to Noble-UK	$(0.40)	$(0.23)	$(2.01)	$1.48
Dividends per share	$—	$0.02	$—	$0.19
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. In the three and nine months ended September 30, 2017, approximately 12.1 million share-based awards, were excluded from the diluted earnings per share since the effect would have been anti-dilutive. In the three months ended September 30, 2016, approximately 10.6 million share-based awards were excluded from the diluted earnings per share since the effect would have been anti-dilutive. For the nine months ended September 30, 2016, approximately 1.5 million shares underlying stock options were excluded from the diluted earnings per share as such stock options were anti-dilutive.
Share capital
As of September 30, 2017, Noble-UK had approximately 245.0 million shares outstanding and trading as compared to approximately 243.2 million shares outstanding and trading at December 31, 2016. Our Board of Directors may increase our share capital through the issuance of up to 53.0 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. At September 30, 2017, we do not have shareholder authority to repurchase shares. During the three and nine months ended September 30, 2017, no shares were repurchased.
Note 4— Receivables from Customers
In prior periods, we had receivables of approximately $14.4 million related to the Noble Max Smith, which had been disputed by our former customer, Petróleos Mexicanos (“Pemex”) and were classified as long-term and included in “Other assets” on our Condensed Consolidated Balance Sheet. The receivables were related to lost revenues for downtime that occurred after our rig was damaged when one of Pemex's supply boats collided with our rig in 2010.
Paragon Offshore has announced that, as part of its bankruptcy plan, it will liquidate the Mexican entity currently prosecuting the Noble Max Smith claim against Pemex. While Noble owns all rights to amounts from that claim and will take available actions to recover such amounts, we believe the announced actions by Paragon Offshore creates uncertainty relating to the prosecution of the claim and associated recovery, and accordingly, the disputed amounts of approximately $14.4 million were written off through “Contract drilling services” costs on the accompanying Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017.
Note 5— Property and Equipment
Property and equipment, at cost, as of September 30, 2017 and December 31, 2016 for Noble-UK consisted of the following:

	September 30, 2017	December 31, 2016
Drilling equipment and facilities	$12,156,374	$12,048,571
Construction in progress	75,331	112,103
Other	190,060	204,214
Property and equipment, at cost	$12,421,765	$12,364,888
Capital expenditures, including capitalized interest, totaled $74.4 million and $592.0 million for the nine months ended September 30, 2017 and 2016, respectively. During the three and nine months ended September 30, 2017, there was no capitalized interest due to the completion of our newbuild program. Capitalized interest was $8.5 million and $15.9 million for the three and nine months ended September 30, 2016, respectively.
During the three and nine months ended September 30, 2017, we recognized $14.3 million in "Contract drilling services" costs related to damages sustained on the Noble Danny Adkins and the Noble Jim Day during Hurricane Harvey in the U.S. Gulf of Mexico region.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 6— Debt
Our total debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Senior unsecured notes
2.50% Senior Notes due March 2017	$—	$299,992
5.75% Senior Notes due March 2018	249,911	249,771
7.50% Senior Notes due March 2019	201,695	201,695
4.90% Senior Notes due August 2020	167,612	167,576
4.625% Senior Notes due March 2021	208,561	208,538
3.95% Senior Notes due March 2022	125,510	125,488
7.75% Senior Notes due January 2024	981,738	980,117
7.70% Senior Notes due April 2025	448,983	448,909
6.20% Senior Notes due August 2040	399,899	399,898
6.05% Senior Notes due March 2041	397,790	397,758
5.25% Senior Notes due March 2042	498,393	498,369
8.70% Senior Notes due April 2045	394,647	394,613
Total debt	4,074,739	4,372,724
Less: Unamortized debt issuance costs	(29,760)	(32,613)
Less: Current maturities of long-term debt (1)	(249,652)	(299,882)
Long-term debt, net of debt issuance costs	$3,795,327	$4,040,229

(1)	Presented net of current portion of unamortized debt issuance costs of $0.3 million and $0.1 million at September 30, 2017 and December 31, 2016, respectively.
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”). The credit facility provides us with the ability to issue up to $500.0 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing.
Throughout the term of the credit facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.1 percent to 0.35 percent depending on our debt ratings with each agency. At September 30, 2017, based on our debt ratings on that date, the facility fee was 0.35 percent. At September 30, 2017, we had no borrowings outstanding or letters of credit issued. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. At September 30, 2017, the interest rate in effect is the highest permitted interest rate under the credit facility.
Debt Issuances
In December 2016, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $967.6 million, after estimated expenses, were primarily used to retire a portion of our near-term Senior Notes in a related tender offer and the remaining portion was used for general corporate purposes.
Senior Notes Interest Rate Adjustments
During 2016 and to date in 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings (“S&P”), which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P further reduced our debt rating, which will increase the interest rates on our 2025 and 2045 Senior Notes to 7.95% and 8.95%, respectively, beginning in April 2018. Once the new interest rates take effect in April 2018, these Senior Notes will have reached the contractually-defined maximum interest rate set for each rating agency. The interest rates on these Senior Notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels.

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
In March 2017, we repaid our $300.0 million 2.50% Senior Notes using cash on hand.
Covenants
The credit facility is guaranteed by NHUS and NHIL. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At September 30, 2017, our ratio of debt to total tangible capitalization was approximately 0.41. We were in compliance with all covenants under the credit facility as of September 30, 2017.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At September 30, 2017, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2017.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in Note 10— Fair Value of Financial Instruments.
The following table presents the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
2.50% Senior Notes due March 2017	$—	$—	$299,992	$299,128
5.75% Senior Notes due March 2018	249,911	252,638	249,771	249,808
7.50% Senior Notes due March 2019	201,695	208,347	201,695	209,524
4.90% Senior Notes due August 2020	167,612	164,664	167,576	167,329
4.625% Senior Notes due March 2021	208,561	194,303	208,538	196,416
3.95% Senior Notes due March 2022	125,510	104,816	125,488	112,791
7.75% Senior Notes due January 2024	981,738	890,160	980,117	945,317
7.70% Senior Notes due April 2025	448,983	386,802	448,909	423,267
6.20% Senior Notes due August 2040	399,899	278,956	399,898	280,221
6.05% Senior Notes due March 2041	397,790	274,376	397,758	273,854
5.25% Senior Notes due March 2042	498,393	329,460	498,369	325,814
8.70% Senior Notes due April 2045	394,647	325,600	394,613	328,608
Total debt	$4,074,739	$3,410,122	$4,372,724	$3,812,077

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7— Income Taxes
At September 30, 2017, the reserves for uncertain tax positions totaled $192.3 million (net of related tax benefits of $1.0 million). If the September 30, 2017 reserves are not realized, the provision for income taxes would be reduced by $186.8 million. At December 31, 2016, the reserves for uncertain tax positions totaled $172.5 million (net of related tax benefits of $1.0 million).
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
During the nine months ended September 30, 2017, our income tax provision included a non-cash, discrete item of $260.7 million as the result of an internal tax restructuring, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease deployment of cash throughout the business and consolidate operations into one centralized group of entities.
As of September 30, 2017, we recorded deferred charges of $147.5 million related to the deferral of income tax expense on intercompany asset transfers as a result of our internal tax restructuring. The deferred charges are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheet and are amortized as a component of income tax expense over the remaining life of the underlying assets.
Note 8— Employee Benefit Plans
Pension costs include the following components for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$—	$—	$763	$1,662
Interest cost	506	2,148	589	2,389
Return on plan assets	(739)	(2,941)	(828)	(3,097)
Amortization of prior service cost	—	—	25	30
Recognized net actuarial loss	264	366	35	1,099
Settlement and curtailment gains	(620)	—	—	—
Net pension benefit cost (gain)	$(589)	$(427)	$584	$2,083

	Nine Months Ended September 30,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$—	$—	$2,337	$4,986
Interest cost	1,476	6,445	1,864	7,167
Return on plan assets	(2,161)	(8,823)	(2,627)	(9,291)
Amortization of prior service cost	—	—	78	88
Recognized net actuarial loss	775	1,098	110	3,299
Settlement and curtailment gains	(620)	—	—	—
Net pension benefit cost (gain)	$(530)	$(1,280)	$1,762	$6,249
During the three and nine months ended September 30, 2017, we made contributions to our pension plans of approximately $0.4 million and $0.6 million, which satisfied our obligations under our defined benefit plan for the North Sea region.
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

Note 9— Derivative Instruments and Hedging Activities
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
Cash Flow Hedges
Several of our regional shorebases, including our North Sea operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2017 represent approximately 70 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. Dollars, was approximately $10.1 million at September 30, 2017. Total unrealized gains related to these forward contracts were approximately $0.7 million as of September 30, 2017 and were recorded as part of “Accumulated other comprehensive income (loss)” (“AOCL”).
FCX Settlement
Pursuant to the FCX Settlement, Noble could have received contingent payments from the FCX Settlement on September 30, 2017, depending on the average price of oil over a 12-month period from June 30, 2016 through June 30, 2017. The average price of oil was calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averaged more than $50 per barrel during such period, Freeport would have paid $25.0 million to Noble. In addition to the $25.0 million contingent payment, if the price of WTI averaged more than $65 per barrel during such period, Freeport would have paid an additional $50.0 million to Noble. These contingent payments did not qualify for hedge accounting treatment under FASB standards, and therefore, the change in fair value was recognized as a loss in the accompanying Condensed Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following tables.
The price of WTI did not average more than $50 per barrel during the 12-month period. As of June 30, 2017, the fair value of these contingent payments was reduced to zero, as the period for earning the contingent payments had ended.
Financial Statement Presentation
The following table, together with Note 10— Fair Value of Financial Instruments, summarizes the financial statement presentation and fair value of our derivative positions as of September 30, 2017 and December 31, 2016:

		Estimated fair value
	Balance sheet classification	September 30, 2017	December 31, 2016
Asset derivatives
Cash flow hedges
Foreign currency forward contracts	Prepaid expenses and other current assets	$674	$—
Non-designated derivatives
FCX Settlement	Prepaid expenses and other current assets	$—	$14,400

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table, together with Note 10— Fair Value of Financial Instruments, summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCL or as “Contract drilling services” revenue or costs for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Unrealized gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "Contract drilling services" costs		Gain/(loss) recognized through "Contract drilling services" revenue
Cash flow hedges
Foreign currency forward contracts	$(65)	$463	$542	$(540)	$—	$—
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$—	$(5,194)

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
	Unrealized gain/(loss) recognized through AOCL		Gain/(loss) reclassified from AOCL to "Contract drilling services" costs		Gain/(loss) recognized through "Contract drilling services" revenue
Cash flow hedges
Foreign currency forward contracts	$674	$(605)	$—	$—	$679	$(158)
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$(14,400)	$12,406
Note 10— Fair Value of Financial Instruments
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
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2017
	Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,326	$7,326	$—	$—
Foreign currency forward contracts	$674	$—	$674	$—

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
The following tables present the activity related to the FCX Settlement asset classified within Level 3 of the valuation hierarchy for the nine months ended September 30, 2017 and 2016:

Balance as of December 31, 2015	$—
Fair value recognized in earnings	17,600
Change in fair value recognized in earnings	(5,194)
Balance as of September 30, 2016	$12,406

Balance as of December 31, 2016	$14,400
Change in fair value recognized in earnings	(14,400)
Balance as of September 30, 2017	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 11— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of AOCL for the nine months ended September 30, 2017 and 2016. All amounts within the tables are shown net of tax.

	Unrealized Gains /(Losses) on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income (loss) before reclassifications	(605)	—	263	(342)
Amounts reclassified from AOCL	—	2,348	—	2,348
Net other comprehensive income (loss)	(605)	2,348	263	2,006
Balance at September 30, 2016	$(605)	$(44,571)	$(15,993)	$(61,169)
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income before reclassifications	674	—	749	1,423
Amounts reclassified from AOCL	—	1,156	—	1,156
Net other comprehensive income	674	1,156	749	2,579
Balance at September 30, 2017	$674	$(34,709)	$(15,526)	$(49,561)

(1)
Gains/(losses) on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCL are recognized through “Contract drilling services” costs on our Condensed Consolidated Statements of Operations. See Note 9— Derivative Instruments and Hedging Activities for additional information.

(2)
Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCL are recognized as expense on our Condensed Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” See Note 8— Employee Benefit Plans for additional information.

Note 12— Commitments and Contingencies
Transocean Ltd. In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries for patent infringement in a Texas federal court. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling. We were aware of the patents when we constructed the rigs, and we do not believe that our rigs infringe the Transocean patents, which are now expired. The lawsuit is proceeding and we intend to defend ourselves vigorously against this claim.
Department of Justice settlement. In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our former drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4.0 million in community service payments and was placed on probation for four years, provided that we may petition the court for early dismissal of probation after three years. If, during the term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.
Brazil commercial agent. We have used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts. We understand that this agent has represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we conducted a review, which is now substantially complete, of our relationship with the agent and with Petrobras. We have been in contact with the SEC, the Brazilian federal prosecutor’s office and the DOJ about this matter. We have cooperated with these agencies and they are aware of our internal review. To our knowledge, neither the

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.
Paragon Offshore. On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the "Spin-off") through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the "Prior Plan") by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the "Settlement Agreement") under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to provide certain tax bonding in Mexico as well as assume certain tax liabilities and the administration of Mexican tax claims for specified years. The bonding to be provided by Noble-UK was a key benefit to Paragon Offshore of the Settlement Agreement, which was subject to bankruptcy court confirmation as part of a bankruptcy plan. The Prior Plan was rejected by the bankruptcy court in October 2016.
In April 2017, Paragon Offshore filed an updated disclosure statement and a revised plan of reorganization (the "New Plan") in its bankruptcy proceeding. Under the New Plan, including Paragon Offshore’s revised business plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. As a result, the Settlement Agreement was no longer applicable to the ongoing business of Paragon Offshore. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
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
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements has resulted in a number of accounting charges and benefits for the nine months ended September 30, 2017, and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
During the nine months ended September 30, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in "Net loss from discontinued operations, net of tax" on our Condensed Consolidated Statement of Operations relating to the emergence from bankruptcy of Paragon Offshore.
For more information on the Separation Agreements, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Tax matters. During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report ("RAR") from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our condensed consolidated financial statements. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns.
In previous periods, we reported that Mexican and Brazilian authorities had made significant tax assessments against Paragon Offshore entities, a portion of which related to Noble’s business that operated through Paragon Offshore-retained entities in Mexico and Brazil prior to the spin-off. As a result of the termination of the Separation Agreements, we no longer have any indemnity obligations in respect of these tax claims made against Paragon Offshore entities, and responsibility for these claims has reverted back to the applicable Paragon Offshore entity. Audit claims of approximately $51.4 million attributable to income and other business taxes have been assessed against Noble entities in Mexico.
In previous periods, we also reported that Petrobras had notified us that it was challenging assessments by Brazilian tax authorities of withholding taxes associated with the provision of drilling rigs for its operations in Brazil during 2008 and 2009. Petrobras had also notified us that if Petrobras was ultimately forced to pay such withholding taxes, it would seek reimbursement from Paragon Offshore who would then seek reimbursement from us for the portion of the withholding that was allocable to our drilling rigs. As a result of the termination of the Separation Agreements, we no longer have any indemnity obligation in respect of these withholding claims made against a Paragon Offshore entity, and responsibility for these claims has reverted back to the applicable Paragon Offshore entity.
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
Other legal matters. We maintain certain insurance coverage against specified marine perils, which includes physical damage and loss of hire to our drilling rigs along with other associated coverage common in our industry. We maintain a physical damage deductible on our rigs of $25.0 million per occurrence. With respect to the U.S. Gulf of Mexico, hurricane risk has generally resulted in more restrictive and expensive coverage for U.S. named windstorm perils, and we have opted in certain years to maintain limited or no windstorm coverage. Our current program provides for $500.0 million in named windstorm coverage in the U.S. Gulf of Mexico. The loss of hire coverage applies only to our rigs operating under contract with a dayrate equal to or greater than $200,000 a day and is subject to a 45-day waiting period for each unit and each occurrence.
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
Note 13— Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-9 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU No. 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for periods beginning after December 15, 2016. We have formed an implementation work team, completed training on ASC Topic 606 and have begun a project to review relevant contracts. We plan on adopting the new standard effective January 1, 2018 concurrently with ASU No. 2016-2, Leases (ASC Topic 842) as discussed below and applying it retrospectively to all comparative periods presented. Our adoption will have an impact on how our condensed consolidated financial statements and related disclosures will be presented. Upon adoption of these two new standards, we expect to disaggregate our “Contract drilling services” revenue on our Condensed Consolidated Statement of Operations into a lease component and a service component of revenue related to our drilling contracts.
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. Under the updated accounting standards, we have preliminarily determined that our drilling contracts contain a lease component, and our adoption, therefore, will require that we separately recognize revenues associated with the lease and services components. Our adoption, and the ultimate effect on our condensed consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances. Due to the interaction with the issued accounting standard on revenue recognition, we expect to adopt ASC 842 effective January 1, 2018, concurrently with ASC 606. We expect to apply the modified retrospective approach to our adoption. Our adoption will have an impact on how our condensed consolidated financial statements and related disclosures will be presented. With respect to leases whereby we are the lessee, we are currently expecting to recognize lease liabilities and offsetting “right of use” assets ranging from approximately $20.0 million to $40.0 million upon adoption, based on our portfolio of leases as of September 30, 2017. We are currently evaluating any other impacts ASC 842 will have on our consolidated financial statements and related disclosures. To facilitate that evaluation, we have completed training on the ASU, formed an implementation team and started the review and documentation of contracts.
In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2016 and we adopted the standard as of January 1, 2017. Under the new provision, current period excess tax benefits related to stock compensation are now recognized in our Condensed Consolidated Statement of Operations in “Provision for income taxes,” rather than on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows. This update has been applied on a prospective basis. Changes to our Condensed Consolidated Statement of Cash Flows related to the reclassification of prior period excess tax benefits and employee taxes paid for share-based payment arrangements have been implemented on a retrospective basis. In accordance with our adoption of this update, prior period excess tax benefits of approximately $5.5 million, previously classified as a financing activity in “Employee stock transactions” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, are now classified as an operating activity in “Net change in other assets and liabilities” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period. Additionally, prior period employee taxes paid for share-based payment arrangements of approximately $3.2 million, previously classified as an operating activity in “Net change in other assets and liabilities” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, are now classified as a financing activity in “Employee stock transactions” on the accompanying Condensed Consolidated Statement of Cash Flows for the comparative period.
In October 2016, the FASB issued ASU No. 2016-16 which amends ASC Topic 740, “Income Taxes.” The amendments in this update improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for interim and annual reporting periods beginning after December 15, 2017 and will be applied on a modified retrospective basis. As a result of the modified retrospective application, we will reduce "Other Assets" in our Condensed Consolidated Balance Sheet with a cumulative adjustment to retained earnings of approximately $152.2 million as of January 1, 2018.
In February 2017, the FASB issued ASU No. 2017-6, which amends ASC Topic 960, “Defined Benefit Pension Plans,” ASC Topic 962, “Defined Contribution Pension Plans” and ASC Topic 965, “Health and Welfare Benefit Plans.” The amendments in this update clarify presentation requirements for an employee benefit plan’s interest in a master trust and require more detailed disclosures of the plan’s interest in the master trust. The amendments also eliminate a redundancy relating to 401(h) account disclosures. This standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.
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

Note 14— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $126.5 million and $134.4 million at September 30, 2017 and December 31, 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $52.1 million at September 30, 2017 as compared to $53.8 million at December 31, 2016, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. During the first quarter of 2016, we agreed to further contract dayrate reductions for the remaining four contracted rigs through the end of 2016. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates. In accordance with accounting standards, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At September 30, 2017 and December 31, 2016, revenues recorded in excess of billings as a result of this recognition totaled $10.8 million and $17.9 million, respectively, of which $8.5 million and $9.2 million, respectively, are included in “Prepaid expenses and other current assets” and $2.3 million and $8.7 million, respectively, are included in “Other assets,” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.
Condensed Consolidated Statements of Cash Flows Information
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accounts receivable	$116,619	$179,364	$116,619	$179,364
Other current assets	18,421	91,606	15,860	89,858
Other assets	(76,002)	34,382	(80,172)	19,147
Accounts payable	(11,901)	(70,778)	(11,656)	(68,909)
Other current liabilities	21,503	(71,789)	22,631	(67,663)
Other liabilities	(92,970)	(33,619)	(88,087)	(18,886)
	$(24,330)	$129,166	$(24,805)	$132,911
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is a co-issuer or full and unconditional guarantor or otherwise obligated as of September 30, 2017 as follows:

Issuer
Notes	(Co-Issuer(s))	Guarantor
$250 million 5.75% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019	NHUS	Noble-Cayman
Noble Drilling Holding, LLC (“NDH” )
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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017
(in thousands)
(Unaudited)

	Noble - Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$13	$—	$39	$57	$—	$607,849	$—	$607,958
Accounts receivable	—	—	23,936	—	—	178,597	—	202,533
Taxes receivable	—	29,357	3	—	—	26,034	—	55,394
Short-term notes receivable from affiliates	—	—	119,476	—	2,373,452	—	(2,492,928)	—
Accounts receivable from affiliates	593,643	1,454	124,519	60,945	411,853	5,780,487	(6,972,901)	—
Prepaid expenses and other current assets	96	—	967	19	1	72,566	—	73,649
Total current assets	593,752	30,811	268,940	61,021	2,785,306	6,665,533	(9,465,829)	939,534
Property and equipment, at cost	—	—	1,071,989	—	—	11,349,776	—	12,421,765
Accumulated depreciation	—	—	(260,496)	—	—	(2,449,002)	—	(2,709,498)
Property and equipment, net	—	—	811,493	—	—	8,900,774	—	9,712,267
Notes receivable from affiliates	3,177,249	—	1,077,773	—	3,943,299	1,173,281	(9,371,602)	—
Investments in affiliates	4,941,085	4,601,780	5,340,411	12,539,320	7,254,988	—	(34,677,584)	—
Other assets	3,046	16,775	6,026	—	—	218,901	—	244,748
Total assets	$8,715,132	$4,649,366	$7,504,643	$12,600,341	$13,983,593	$16,958,489	$(53,515,015)	$10,896,549
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	—	1,605,243	—	249,652	—	887,685	(2,492,928)	249,652
Accounts payable	—	—	2,004	—	—	81,871	—	83,875
Accrued payroll and related costs	—	—	4,959	—	—	41,885	—	46,844
Accounts payable to affiliates	3,407,065	391,266	1,802,128	553,930	—	818,512	(6,972,901)	—
Taxes payable	—	—	1	—	—	53,202	—	53,203
Interest payable	2,211	—	—	53,833	8,236	—	—	64,280
Other current liabilities	16	—	945	—	—	95,827	—	96,788
Total current liabilities	3,409,292	1,996,509	1,810,037	857,415	8,236	1,978,982	(9,465,829)	594,642
Long-term debt	—	—	—	3,593,814	201,513	—	—	3,795,327
Notes payable to affiliates	—	700,000	472,620	3,175,662	—	5,023,320	(9,371,602)	—
Deferred income taxes	—	—	—	—	—	253,444	—	253,444
Other liabilities	19,929	—	10,774	—	—	258,627	—	289,330
Total liabilities	3,429,221	2,696,509	2,293,431	7,626,891	209,749	7,514,373	(18,837,431)	4,932,743
Commitments and contingencies
Total shareholder equity	5,285,911	1,952,857	5,211,212	4,973,450	13,773,844	8,766,221	(34,677,584)	5,285,911
Noncontrolling interests	—	—	—	—	—	677,895	—	677,895
Total equity	5,285,911	1,952,857	5,211,212	4,973,450	13,773,844	9,444,116	(34,677,584)	5,963,806
Total liabilities and equity	$8,715,132	$4,649,366	$7,504,643	$12,600,341	$13,983,593	$16,958,489	$(53,515,015)	$10,896,549

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$37,675	$—	$—	$231,873	$(9,808)	$259,740
Reimbursables and other	—	—	863	—	—	5,609	—	6,472
Total operating revenues	—	—	38,538	—	—	237,482	(9,808)	266,212
Operating costs and expenses
Contract drilling services	67	3,056	10,306	852	—	160,095	(9,808)	164,568
Reimbursables	—	—	490	—	—	3,344	—	3,834
Depreciation and amortization	—	—	13,971	—	—	122,680	—	136,651
General and administrative	28	1,229	—	371	—	8,195	—	9,823
Total operating costs and expenses	95	4,285	24,767	1,223	—	294,314	(9,808)	314,876
Operating income (loss)	(95)	(4,285)	13,771	(1,223)	—	(56,832)	—	(48,664)
Other income (expense)
Income (loss) of unconsolidated affiliates	(88,898)	(64,360)	7,347	22,238	(20,878)	—	144,551	—
Interest income (expense), net of amounts capitalized	(2,592)	(4,492)	(3,533)	(108,892)	(3,813)	(24,877)	75,312	(72,887)
Interest income and other, net	1,602	(50)	16,273	(52)	53,897	3,916	(75,312)	274
Income (loss) before income taxes	(89,983)	(73,187)	33,858	(87,929)	29,206	(77,793)	144,551	(121,277)
Income tax benefit (provision)	—	53,957	(19)	—	—	(25,333)	—	28,605
Net income (loss)	(89,983)	(19,230)	33,839	(87,929)	29,206	(103,126)	144,551	(92,672)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	3,867	(1,178)	2,689
Net income (loss) attributable to Noble Corporation	(89,983)	(19,230)	33,839	(87,929)	29,206	(99,259)	143,373	(89,983)
Other comprehensive income (loss), net	793	—	—	—	—	793	(793)	793
Comprehensive income (loss) attributable to Noble Corporation	$(89,190)	$(19,230)	$33,839	$(87,929)	$29,206	$(98,466)	$142,580	$(89,190)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$124,767	$—	$—	$798,085	$(36,921)	$885,931
Reimbursables and other	—	—	2,891	—	—	18,508	—	21,399
Total operating revenues	—	—	127,658	—	—	816,593	(36,921)	907,330
Operating costs and expenses
Contract drilling services	202	8,989	34,492	2,505	—	477,174	(36,921)	486,441
Reimbursables	—	—	1,782	—	—	11,592	—	13,374
Depreciation and amortization	—	—	44,491	—	—	362,511	—	407,002
General and administrative	99	4,074	—	1,263	9	26,673	—	32,118
Total operating costs and expenses	301	13,063	80,765	3,768	9	877,950	(36,921)	938,935
Operating income (loss)	(301)	(13,063)	46,893	(3,768)	(9)	(61,357)	—	(31,605)
Other income (expense)
Income (loss) of unconsolidated affiliates - continuing operations	(469,274)	(477,279)	48,830	167,531	35,388	—	694,804	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	2,967	4,566	—	—	—	—	(7,533)	—
Interest income (expense), net of amounts capitalized	(7,775)	(28,348)	(9,916)	(322,580)	(11,484)	(105,324)	265,884	(219,543)
Interest income and other, net	8,880	(141)	70,484	4,871	170,875	15,036	(265,884)	4,121
Income (loss) from continuing operations before income taxes	(465,503)	(514,265)	156,291	(153,946)	194,770	(151,645)	687,271	(247,027)
Income tax benefit (provision)	—	170,543	(345)	—	—	(380,753)	—	(210,555)
Net income (loss) from continuing operations	(465,503)	(343,722)	155,946	(153,946)	194,770	(532,398)	687,271	(457,582)
Net income (loss) from discontinuing operations, net of tax	—	(1,598)	—	—	—	4,565	—	2,967
Net Income (loss)	(465,503)	(345,320)	155,946	(153,946)	194,770	(527,833)	687,271	(454,615)
Net income attributable to noncontrolling interests	—	—	—	—	—	(8,894)	(1,994)	(10,888)
Net income (loss) attributable to Noble Corporation	(465,503)	(345,320)	155,946	(153,946)	194,770	(536,727)	685,277	(465,503)
Other comprehensive income (loss), net	2,579	—	—	—	—	2,579	(2,579)	2,579
Comprehensive income (loss) attributable to Noble Corporation	$(462,924)	$(345,320)	$155,946	$(153,946)	$194,770	$(534,148)	$682,698	$(462,924)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL		NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$52,333	$—		$—	$331,916	$(10,992)	$373,257
Reimbursables and other	—	—	2,933	—		—	8,963	—	11,896
Total operating revenues	—	—	55,266	—		—	340,879	(10,992)	385,153
Operating costs and expenses
Contract drilling services	857	3,914	20,487	17,483		—	174,323	(10,992)	206,072
Reimbursables	—	—	2,702	—		—	6,440	—	9,142
Depreciation and amortization	—	—	22,661	—		—	132,581	—	155,242
General and administrative	203	1,552	—	7,231		—	3,047	—	12,033
Loss on impairment	—	—	—	—		—	—	—	—
Total operating costs and expenses	1,060	5,466	45,850	24,714	—	—	316,391	(10,992)	382,489
Operating income (loss)	(1,060)	(5,466)	9,416	(24,714)		—	24,488	—	2,664
Other income (expense)
Income (loss) of unconsolidated affiliates	(49,010)	17,529	(6,572)	10,186		12,187	—	15,680	—
Interest expense, net of amounts capitalized	(2,472)	(25,311)	(2,872)	(52,073)		(3,258)	(10,278)	43,695	(52,569)
Gain on extinguishment of debt, net	—	—	—	—		—	—	—	—
Interest income and other, net	1,666	30	2,816	525		6,046	33,180	(43,695)	568
Income (loss) from continuing operations before income taxes	(50,876)	(13,218)	2,788	(66,076)		14,975	47,390	15,680	(49,337)
Income tax provision	—	(10,050)	(167)	—		—	19,524	—	9,307
Net income (loss)	(50,876)	(23,268)	2,621	(66,076)		14,975	66,914	15,680	(40,030)
Net (income) loss attributable to noncontrolling interests	—	—	—	—		—	(5,933)	(4,913)	(10,846)
Net income (loss) attributable to Noble Corporation	(50,876)	(23,268)	2,621	(66,076)		14,975	60,981	10,767	(50,876)
Other comprehensive income (loss), net	701	—	—	—		—	701	(701)	701
Comprehensive income (loss) attributable to Noble Corporation	$(50,175)	$(23,268)	$2,621	$(66,076)		$14,975	$61,682	$10,066	$(50,175)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$169,379	$—	$—	$1,728,374	$(56,432)	$1,841,321
Reimbursables and other	—	—	6,301	—	—	44,987	—	51,288
Total operating revenues	—	—	175,680	—	—	1,773,361	(56,432)	1,892,609
Operating costs and expenses
Contract drilling services	3,574	15,627	47,005	69,087	—	618,735	(56,432)	697,596
Reimbursables	—	—	5,589	—	—	33,857	—	39,446
Depreciation and amortization	—	—	66,431	—	—	389,422	—	455,853
General and administrative	928	7,207	—	32,696	1	(4,341)	—	36,491
Loss on impairment	—	—	—	—	—	16,616	—	16,616
Total operating costs and expenses	4,502	22,834	119,025	101,783	1	1,054,289	(56,432)	1,246,002
Operating income (loss)	(4,502)	(22,834)	56,655	(101,783)	(1)	719,072	—	646,607
Other income (expense)
Income (loss) of unconsolidated affiliates	331,777	58,134	(64,854)	640,942	610,992	—	(1,576,991)	—
Interest income (expense), net of amounts capitalized	(25,256)	(47,977)	(8,436)	(173,294)	(11,722)	(109,781)	209,491	(166,975)
Gain on extinguishment of debt, net	—	—	—	11,066	—	—	—	11,066
Interest income and other, net	94,974	80	9,719	19,885	6,808	76,657	(209,491)	(1,368)
Income (loss) from continuing operations before income taxes	396,993	(12,597)	(6,916)	396,816	606,077	685,948	(1,576,991)	489,330
Income tax (provision) benefit	—	(43,788)	(545)	—	—	4,023	—	(40,310)
Net income (loss)	396,993	(56,385)	(7,461)	396,816	606,077	689,971	(1,576,991)	449,020
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	(70,980)	18,953	(52,027)
Net income (loss) attributable to Noble Corporation	396,993	(56,385)	(7,461)	396,816	606,077	618,991	(1,558,038)	396,993
Other comprehensive income (loss), net	2,006	—	—	—	—	2,006	(2,006)	2,006
Comprehensive income (loss) attributable to Noble Corporation	$398,999	$(56,385)	$(7,461)	$396,816	$606,077	$620,997	$(1,560,044)	$398,999

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$26,122	$102,689	$141,843	$(324,502)	$163,205	$212,606	$—	$321,963
Cash flows from investing activities
Capital expenditures	—	—	(2,552)	—	—	(84,148)	—	(86,700)
Proceeds from disposal of assets	—	—	46	—	—	1,260	—	1,306
Net cash used in investing activities	—	—	(2,506)	—	—	(82,888)	—	(85,394)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Debt issuance costs on senior notes and credit facility	—	—	—	(42)	—	—	—	(42)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	—	(26,293)
Distributions to parent company, net	43,891	—	—	—	—	—	—	43,891
Advances (to) from affiliates	(72,537)	(102,689)	(150,153)	624,601	(163,205)	(136,017)	—	—
Net cash provided by (used in) financing activities	(28,646)	(102,689)	(150,153)	324,559	(163,205)	(162,310)	—	(282,444)
Net change in cash and cash equivalents	(2,524)	—	(10,816)	57	—	(32,592)	—	(45,875)
Cash and cash equivalents, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash and cash equivalents, end of period	$13	$—	$39	$57	$—	$607,849	$—	$607,958

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$91,918	$(124,190)	$81,355	$(278,331)	$(8,697)	$1,223,801	$—	$985,856
Cash flows from investing activities
Capital expenditures	—	—	(473,460)	—	—	(159,813)	—	(633,273)
Proceeds from disposal of assets	—	—	—	—	—	23,390	—	23,390
Net cash used in investing activities	—	—	(473,460)	—	—	(136,423)	—	(609,883)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(322,207)	—	—	—	(322,207)
Premiums paid on early repayment of long-term debt	—	—	—	(1,781)	—	—	—	(1,781)
Dividends paid to noncontrolling interests	—	—	—	—	—	(61,980)	—	(61,980)
Distributions to parent company, net	(76,051)	—	—	—	—	—	—	(76,051)
Advances (to) from affiliates	(15,513)	124,190	390,122	602,320	8,697	(1,109,816)	—	—
Net cash provided by (used in) financing activities	(91,564)	124,190	390,122	278,332	8,697	(1,171,796)	—	(462,019)
Net change in cash and cash equivalents	354	—	(1,983)	1	—	(84,418)	—	(86,046)
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$1,981	$—	$118	$1	$—	$423,649	$—	$425,749

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2017, and our results of operations for the three and nine months ended September 30, 2017 and 2016. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
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
Executive Overview
We are a leading offshore drilling contractor for the oil and gas industry. We perform contract drilling services with our global fleet of mobile offshore drilling units. We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of October 25, 2017, our 28-rig fleet consisted of eight drillships, six semisubmersibles and 14 jackups with drilling operations in strategic markets around the globe. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Outlook
The challenging business environment for offshore drillers continued through the first nine months of 2017. An industry-wide rig supply imbalance has remained in place, as curtailed offshore spending by customers contributed to a growing number of rigs without follow-on drilling programs as contracts expire. In addition, newbuild rigs ordered prior to the decline in industry activity continue to exit shipyards, while the delivery of other newbuild orders have been delayed into the future and are adding to the supply imbalance. Since 2015 the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal. However, the capacity imbalance remains. In addition, our customers have adopted a cautious approach to offshore spending as Brent crude oil prices declined from above $100 per barrel in mid-2014 to approximately $30 per barrel in early 2016 before improving to approximately $52 per barrel at October 25, 2017. Although crude oil prices have been less volatile over the first nine months of 2017, we expect that the offshore drilling programs of operators will remain curtailed, until higher crude oil prices are sustained and volatility is reduced. Until then, a further decline in rig utilization and dayrates is possible.

We expect the business environment for the remainder of 2017 and into 2018 to remain challenged. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including growing production from U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets are contributing to an uncertain oil price environment, leading to uncertainty in our customers’ production spending plans. However, steady demand growth, the lack of production investment in various countries around the world and the production limits agreed to by OPEC have helped to establish market conditions supporting somewhat higher sustained crude prices recently. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will end. While current market conditions persist, we will continue to focus on fleet utilization improvements, cost control initiatives and financial discipline, including preserving liquidity. The current business environment could lead to the Company stacking or retiring additional drilling rigs.
While we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry, we believe in the long-term fundamentals for the industry and believe we are strategically well positioned to take advantage of future market upcycles due to our modern fleet of high-specification rigs, substantial backlog and strong operational capability. Also, we expect the ultimate market recovery to benefit from any sustained under-investment by customers during this current phase of the market cycle. Acceleration in customers' offshore spending, in combination with further fleet attrition, should contribute to a balanced rig supply over time.
Results and Strategy
Our business strategy focuses on a balanced, high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in important oil and gas basins around the world.
Over the past five years, we have expanded our drilling fleet through our newbuild program. We took delivery of our last remaining newbuild, the heavy-duty, harsh environment jackup, Noble Lloyd Noble, in July 2016. The Noble Lloyd Noble commenced operations in November 2016 under a four-year contract in the North Sea. Although we plan to prioritize capital preservation and liquidity based on current market conditions, from time to time we will also continue to evaluate opportunities to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
Spin-off of Paragon Offshore plc
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.
In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the “Prior Plan”) by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Settlement Agreement”) under which, in exchange for a full and unconditional release of any claims by Paragon Offshore in connection with the Spin-off (including fraudulent conveyance claims that could be brought on behalf of Paragon Offshore’s creditors), we agreed to provide certain tax bonding in Mexico as well as assume certain tax liabilities and the administration of Mexican tax claims for a specified number of years. The bonding to be provided by Noble-UK was a key benefit to Paragon Offshore of the Settlement Agreement, which was subject to bankruptcy court confirmation as part of a bankruptcy plan. The Prior Plan was rejected by the bankruptcy court in October 2016.
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
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements has resulted in a number of accounting charges and benefits for the nine months September 30, 2017, and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
During the nine months ended September 30, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in "Net loss from discontinued operations, net of tax" on our Condensed Consolidated Statement of Operations relating to Paragon Offshore's emergence from bankruptcy.
For more information on the Separation Agreements, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2017, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period and, for the three rigs contracted with Royal Dutch Shell plc (“Shell”) mentioned below, utilize the idle period and floor rates as described in Footnote (4) to the backlog table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.

The table below presents, as of September 30, 2017, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2017 (1)	2018	2019	2020	2021-2023
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (4)(6)	$2,001,151	$133,774	$490,047	$400,140	$381,560	$595,630
Jackups (3)	1,184,444	126,480	373,172	302,988	222,963	158,841
Total (2)	$3,185,595	$260,254	$863,219	$703,128	$604,523	$754,471
Percent of Available Days Committed (5)
Semisubmersibles/Drillships		36%	34%	30%	29%	14%
Jackups		73%	46%	28%	19%	7%
Total		54%	40%	29%	24%	10%

(1)	Represents a three-month period beginning October 1, 2017.

(2)
Some of our drilling contracts provide the customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and financial penalties. Since September 30, 2017, no new notifications of contract terminations have been received.

(3)
Our Saudi Arabian Oil Company ("Saudi Aramco") contract rates for the Noble Joe Beall and the Noble Gene House were adjusted downward in 2016. We expect the contract rates to be in the general range of the amended rates in 2016 through the end of each respective contract. Backlog for these contracts has been prepared assuming the reduced rates from 2016 apply for the remainder of the contract.

(4)
As previously reported, three of our long-term drilling contracts with Shell, the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day plus daily operating expenses. The amendment also provided Shell the right to idle the Noble Bully II for up to one year and the Noble Globetrotter II for up to two years, each at a special stacking rate. Shell has exercised its right and, beginning late December 2016, we idled the Noble Globetrotter II at a rate of $185,000 per day. The Noble Bully II was idled at a rate of $200,000 per day, effective April 3, 2017. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at their respective dayrate floor for the remaining contract term.

(5)
Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.

(6)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2017, the combined amount of backlog for these rigs totaled $534.0 million, all of which is included in backlog. Noble’s proportional interest in the backlog for these rigs totaled $267.0 million.

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item

1A, “Risk Factors – We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2016.
As of September 30, 2017, Shell, Saudi Aramco and Statoil ASA represented approximately 56.9 percent, 18.6 percent and 14.6 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended September 30, 2017 and 2016
Net loss from continuing operations attributable to Noble-UK for the three months ended September 30, 2017 was $96.8 million, or $0.40 per diluted share, on operating revenues of $266.2 million, compared to net income from continuing operations for the three months ended September 30, 2016 of $55.1 million, or $0.23 per diluted share, on operating revenues of $385.2 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2017 and September 30, 2016, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income. During the three months ended September 30, 2017 and 2016, Noble-Cayman's operating loss was $6.9 million lower and operating income was $4.9 million higher, respectively, than that of Noble-UK. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the three months ended September 30, 2017 and 2016:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	2017	2016	% Change	2017	2016	% Change
Jackups	81%	80%	1,043	954	9%	$127,163	$109,387	16%
Semisubmersibles	17%	13%	92	92	—%	104,028	293,269	(65)%
Drillships	56%	70%	410	517	(21)%	286,819	467,949	(39)%
Total	60%	59%	1,545	1,563	(1)%	$168,127	$238,869	(30)%

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

(3)
Average dayrates for the three months ended September 30, 2016, include a loss of $5.2 million relating to the termination date valuation of certain contingent payments for the Noble Sam Croft and the Noble Tom Madden contract settlement and termination by and among Freeport-McMoRan Inc. (“FCX”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries (“FCX Settlement”). This loss had a negative impact on drillship average dayrates.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Operating revenues:
Contract drilling services	$259,740	$373,257	$(113,517)	(31)%
Reimbursables and other (1)	6,472	11,896	(5,424)	(46)%
	$266,212	$385,153	$(118,941)	(31)%
Operating costs and expenses:
Contract drilling services	$165,028	$207,204	$(42,176)	(20)%
Reimbursables (1)	3,834	9,142	(5,308)	(58)%
Depreciation and amortization	131,819	149,398	(17,579)	(12)%
General and administrative	15,331	15,773	(442)	(3)%
	316,012	381,517	(65,505)	(17)%
Operating income (loss)	$(49,800)	$3,636	$(53,436)	(1,470)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $113.5 million decline in contract drilling services revenues for the three months ended September 30, 2017 as compared to the same period of 2016 was composed of a $109.3 million decline in average dayrates and a $4.2 million decline in operating days. The contract drilling services revenues decline was primarily due to our drillship and semisubmersible fleet, which experienced declines in revenues of $124.5 million and $17.4 million, respectively, and was partially offset by revenue increases in our jackup fleet of $28.4 million.
The $124.5 million revenue decline in our drillship fleet consists of a $74.2 million decline in average dayrates and a $50.3 million decline in operating days for the three months ended September 30, 2017 compared to the same period of 2016. The declines in average dayrates and operating days were primarily related to the Noble Bully I and the Noble Bob Douglas, which were idle during the current period but operated during the same period of 2016.
The $17.4 million decline in semisubmersible revenues was due to dayrate decreases on the Noble Paul Romano. The $28.4 million increase in revenues in the jackup fleet is primarily attributable to an increase in revenues of $18.6 million associated with favorable dayrate changes across the jackup fleet. The remaining $9.8 million increase was due to a higher number of operating days on the Noble Lloyd Noble and the Noble Alan Hay, which were idle during the same period of 2016.
Operating Costs and Expenses. Contract drilling services operating costs decreased $42.2 million for the three months ended September 30, 2017 as compared to the same period of 2016. Of the decrease, $21.1 million was due to rigs that operated during the third quarter of 2016 being idle during the same quarter of 2017. An additional $21.7 million of the decrease was due to continuing cost control measures during the period. The cost control measures yielded reductions in labor and training related costs of $11.6 million, repair and maintenance costs of $6.2 million, operations support costs of $4.8 million and rig mobilization costs of $2.6 million. These decreases were partially offset by cost increases of $10.9 million for the Noble Lloyd Noble, Noble Mick O’Brien and Noble Regina Allen which returned to work after being idle during the same period of 2016.
Depreciation and amortization decreased $17.6 million for the three months ended September 30, 2017 as compared to the same period of 2016. The decline was due to the effect of rig retirements and impairments during 2016, partially offset by the Noble Lloyd Noble entering into service during November 2016.
Other Income and Expenses
General and administrative expenses. General and administrative expenses decreased $0.4 million during the three months ended September 30, 2017 as compared to the same period of 2016, primarily as a result of professional fees.
Interest Expense, net of amount capitalized. Interest expense increased $20.3 million during the three months ended September 30, 2017 as compared to the same period of 2016. This increase was primarily due to the interest incurred during the current quarter on senior notes issued in December 2016, the absence of capitalized interest and an increase in interest rates on certain of our senior notes due to the downgrading of our credit rating. These increases were partially offset by the retirement of a portion of our Senior Notes due 2020, 2021 and 2022 as a result of two different tender offers (see Note 6— Debt for additional information) and the repayment of our $300.0 million 2.50% Senior Notes in March 2017.
Income Tax Benefit. Our income tax benefit increased $18.6 million for the three months ended September 30, 2017 as compared to the same period of 2016, of which $4.8 million was related to tax benefits resulting from the damage incurred to the Noble Danny Adkins and the Noble Jim Day during the current period. The remaining $13.8 million was due to a larger pre-tax book loss and a higher effective tax rate, resulting from the particular geographic mix of income and sources of revenue during the current period.
For the Nine Months Ended September 30, 2017 and 2016
Net loss from continuing operations attributable to Noble-UK for the nine months ended September 30, 2017 was $490.4 million, or $2.00 per diluted share, on operating revenues of $907.3 million, compared to net income from continuing operations for the nine months ended September 30, 2016 of $373.3 million, or $1.48 per diluted share, on operating revenues of $1.9 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2017 and September 30, 2016, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income. During the nine months ended September 30, 2017 and 2016, Noble-Cayman's operating loss was $22.0 million lower and operating income was $23.6 million higher, respectively, than that of Noble-UK. The operating income difference is primarily a result of executive costs directly attributable to Noble-UK for operations support and stewardship related services.
Rig Utilization, Operating Days and Average Dayrates
Operating results for our contract drilling services segment are dependent on three primary metrics: rig utilization, operating days and dayrates. The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2017 and 2016:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017	2016	% Change	2017	2016	% Change
Jackups	89%	82%	3,396	2,916	16%	$123,734	$126,931	(3)%
Semisubmersibles	17%	25%	273	557	(51)%	120,284	270,953	(56)%
Drillships	58%	85%	1,277	1,871	(32)%	339,093	705,648	(52)%
Total	65%	67%	4,946	5,344	(7)%	$179,132	$344,571	(48)%

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

(3)
Average dayrates for the nine months ended September 30, 2017 and 2016, include a loss of $14.4 million and a gain of $12.4 million, respectively, relating to the termination date valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden related to the FCX Settlement. The loss in 2017 had a negative impact and the gain in 2016 had a positive impact on the drillships average dayrates.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine months ended September 30,		Change
	2017	2016	$	%
Operating revenues:
Contract drilling services	$885,931	$1,841,321	$(955,390)	(52)%
Reimbursables and other (1)	21,399	50,588	(29,189)	(58)%
	$907,330	$1,891,909	$(984,579)	(52)%
Operating costs and expenses:
Contract drilling services	$487,784	$702,628	$(214,844)	(31)%
Reimbursables (1)	13,374	39,555	(26,181)	(66)%
Depreciation and amortization	392,360	438,664	(46,304)	(11)%
General and administrative	49,869	54,346	(4,477)	(8)%
Loss on impairment	—	16,616	$(16,616)	(100)%
	943,387	1,251,809	(308,422)	(25)%
Operating income	$(36,057)	$640,100	$(676,157)	(106)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $955.4 million decline in contract drilling services revenues for the nine months ended September 30, 2017 as compared to the same period of 2016 was composed of an $818.3 million decline in average dayrates and a $137.1 million decline in operating days. The contract drilling services revenues decline was primarily due to our drillship and semisubmersible fleet, which experienced declines in revenues of $887.5 million and $118.0 million, respectively, and was partially offset by revenue increases in our jackup fleet of $50.1 million.
The $887.5 million revenue decline in our drillship fleet consists of a decline in average dayrates and operating days of $468.3 million and $419.2 million, respectively, for the nine months ended September 30, 2017 as compared to the same period of 2016. The decline in average dayrates was primarily related to the occurrence of the $393.0 million FCX Settlement in the previous period. The remainder of the dayrate decline and the decline in operating days was attributable to the Noble Tom Madden, Noble Sam Croft and Noble Bob Douglas, which were idle during the nine months ended September 30, 2017, but operated during the same period of 2016.
The $118.0 million revenue decline in our semisubmersible fleet for the nine months ended September 30, 2017, consists of a $41.1 million decline in average dayrates and a $76.9 million decline in operating days as compared to the same period of 2016. The declines in both average dayrates and operating days as compared to the same period of 2016 was attributable to contract completions for the Noble Clyde Boudreaux, Noble Jim Day, Noble Dave Beard, Noble Danny Adkins and Noble Amos Runner, none of which have returned to work since their respective contract completions.
The $50.1 million revenue increase in our jackup fleet is primarily attributable to an increase in operating days on the Noble Mick O'Brien and Noble Regina Allen as well as the startup of the newbuild Noble Lloyd Noble, all of which resulted in a $60.9 million increase in revenues. The revenue increase was partially offset by a $10.8 million decrease in average dayrates due to unfavorable dayrate changes across the jackup fleet.
Operating Costs and Expenses. Contract drilling services costs decreased $214.8 million for the nine months ended September 30, 2017 as compared to the same period of 2016. Of the decrease, $175.2 million was due to rigs that operated during the same period of 2016 being idle during the nine months ended September 30, 2017. An additional $77.1 million decrease was due to continuing cost control measures. The cost control measures yielded reductions in labor and training related costs of approximately $31.1 million, rig mobilization costs of $11.8 million, repair and maintenance costs of $17.8 million and operations support costs of $16.8 million. These cost decreases were partially offset by the startup of the Noble Lloyd Noble, a greater number of operating days for the contracted rigs during the current period and write-off of a $14.4 million customer receivable during the nine months ended September 30, 2017.

Depreciation and amortization decreased $46.3 million for the nine months ended September 30, 2017 as compared to the same period of 2016. The decline was due to the effect of rig retirements and impairments during 2016, partially offset by the effect of the Noble Lloyd Noble being placed into service during November 2016.

Other Income and Expenses
General and administrative expenses. General and administrative expenses decreased $4.5 million during the nine months ended September 30, 2017 as compared to the same period of 2016, primarily due to lower employee-related costs.
Interest Expense, net of amount capitalized. Interest expense increased $52.6 million during the nine months ended September 30, 2017 as compared to the same period of 2016. This increase was primarily due to the interest incurred during the period on the senior notes issued in December 2016, the absence of capitalized interest during the current period, and an increase in interest rates on certain of our senior notes due to the downgrading of our credit rating. These increases were partially offset by the retirement of a portion of our Senior Notes due 2020, 2021 and 2022 as a result of two different tender offers (see Note 6— Debt for additional information) and the repayment of our $300.0 million 2.50% Senior Notes in March 2017.
Income Tax Provision. Our income tax provision increased $170.3 million for the nine months ended September 30, 2017 as compared to the same period of 2016. The increase was primarily due to a $260.7 million non-cash discrete tax item resulting from a tax restructuring in the current period. The effect of this tax restructuring will be to lower current tax expense. This was partially offset by the tax effect of the FCX contract settlement of $27.2 million in the same period of 2016. In addition, there was a partial offset of $58.3 million due to a higher effective tax rate applied to a pre-tax book loss in the current period. The increase in the worldwide effective tax rate was primarily a result of the particular geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $299.1 million for the nine months ended September 30, 2017 and $960.4 million for the nine months ended September 30, 2016. The decrease in net cash provided by operating activities for the nine months ended September 30, 2017 was primarily attributable to recognizing a net loss in the current period. We had working capital of $346.0 million and $559.3 million at September 30, 2017 and December 31, 2016, respectively.
Net cash used in investing activities for the nine months ended September 30, 2017 was $85.4 million as compared to $609.9 million for the nine months ended September 30, 2016. The variance primarily relates to lower capital expenditures related to our major projects and newbuild expenditures in the current period.
Net cash used in financing activities for the nine months ended September 30, 2017 was $330.6 million as compared to $436.7 million for the nine months ended September 30, 2016. During the current period, our primary uses of cash included the repayment of our $300.0 million 2.50% Senior Notes and dividends paid to noncontrolling interests of approximately $26.3 million.
Our principal source of capital in the current period was cash generated from operating activities and cash on hand. Cash on hand during the current period was primarily used for the following:

•	normal recurring operating expenses;

•	repayment of our $300.0 million 2.50% Senior Notes; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayment of debt and interest.
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
At September 30, 2017, we had a total contract drilling services backlog of approximately $3.2 billion. Our backlog as of September 30, 2017 includes a commitment of 54 percent of available days for the remainder of 2017 and 40 percent of available days for 2018. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures, including capitalized interest, totaled $74.4 million and $592.0 million for the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures during the first nine months of 2017 consisted of the following:

•	$38.8 million for sustaining capital and upgrades and replacements to drilling equipment;

•	$23.9 million in major projects; and

•	$11.7 million in subsea related expenditures.
Our total capital expenditure estimate for 2017 is approximately $101.8 million.
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
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. At September 30, 2017, we do not have shareholder authority to repurchase shares. During the three and nine months ended September 30, 2017, no shares were repurchased.
Credit Facility and Senior Unsecured Notes
Credit Facility and Commercial Paper Program
We currently have a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”). The credit facility provides us with the ability to issue up to $500.0 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing.
Throughout the term of the credit facility, we pay a facility fee on the daily unused amount of the underlying commitment which ranges from 0.1 percent to 0.35 percent depending on our debt ratings with each agency. At September 30, 2017, based on our debt ratings on that date, the facility fee was 0.35 percent. At September 30, 2017, we had no borrowings outstanding or letters of credit issued. In addition, our credit facility has provisions which vary the applicable interest rates based upon our debt ratings. At September 30, 2017, the interest rate in effect is the highest permitted interest rate under the credit facility.
Debt Issuances
In December 2016, we issued $1.0 billion aggregate principal amount of 7.75% Senior Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $967.6 million, after estimated expenses, were primarily used to retire a portion of our near-term Senior Notes in a related tender offer and the remaining portion was used for general corporate purposes.
Senior Notes Interest Rate Adjustments
During 2016 and to date in 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings (“S&P”), which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P further reduced our debt rating, which will increase the interest rates on our 2025 and 2045 Senior Notes to 7.95% and 8.95%, respectively, beginning in April 2018. Once the new interest rates take effect in April 2018, these Senior Notes will have reached the contractually-defined maximum interest rate set for each rating agency. The interest rates on these Senior Notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels.
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
In March 2017, we repaid our $300.0 million 2.50% Senior Notes using cash on hand.
Covenants
The credit facility is guaranteed by NHUS and NHIL. The credit facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the credit facility, to 0.60. At September 30, 2017, our ratio of debt to total tangible capitalization was approximately 0.41. We were in compliance with all covenants under the credit facility as of September 30, 2017.
In addition to the covenants from the credit facility noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions. At September 30, 2017, we were in compliance with all of our debt covenants. We continually monitor compliance with the covenants under our notes and expect to remain in compliance during the remainder of 2017.
New Accounting Pronouncements
See Part I, Item 1, “Financial Information, Note 13— Accounting Pronouncements,” to the Condensed Consolidated Financial Statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the credit facility. Interest on borrowings under the credit facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreement. At September 30, 2017, we had no borrowings outstanding under our credit facility.
During 2016 and to date in 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings (“S&P”), which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018, 2025 and 2045, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P further reduced our debt rating, which will increase the interest rates on our 2025 and 2045 Senior Notes to 7.95% and 8.95%, respectively, beginning in April 2018. Once the new interest rates take effect in April 2018, these Senior Notes will have reached the contractually-defined maximum interest rate set for each rating agency. The interest rates on these Senior Notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels.
Our other outstanding senior notes, including the Senior Notes due 2024 issued in December 2016, do not contain provisions varying applicable interest rates based upon our credit rating.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.4 billion and $3.8 billion at September 30, 2017 and December 31, 2016, respectively. The decrease in the fair value of debt relates to the repayment of our $300.0 million 2.50% Senior Notes, which matured in March 2017, and changes in market expectations for interest rates and perceptions of our credit risk.

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
Several of our regions, including our operations in the North Sea, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. The forward contract settlements in the remainder of 2017 represent approximately 70 percent of these forecasted local currency requirements. The notional amount of the forward contracts outstanding, expressed in U.S. dollars, was approximately $10.1 million at September 30, 2017. Total unrealized gains related to these forward contracts were approximately $0.7 million as of September 30, 2017 and were recorded as part of AOCL. A 10 percent change in the exchange rate for the local currencies would change the fair value of these forward contracts by approximately $1.0 million.
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
Item 4. Controls and Procedures
David W. Williams, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of September 30, 2017. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
David W. Williams, President and Chief Executive Officer of Noble-Cayman and Thomas B Sloan Jr., Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Williams and Mr. Sloan have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2017. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There was no change in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in Note 12— Commitments and Contingencies, to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our annual report on Form 10-K for the year ended December 31, 2016 and “Item 1A. Risk Factors” in Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2017, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended September 30, 2017, there were no repurchases by Noble-UK of its shares.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ David W. Williams	November 3, 2017
David W. Williams Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	November 3, 2017
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Thomas B Sloan Jr.	November 3, 2017
Thomas B Sloan Jr. Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ David W. Williams	November 3, 2017
David W. Williams President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Thomas B Sloan Jr.	November 3, 2017
Thomas B Sloan Jr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

Index to Exhibits

Exhibit Number	Exhibit

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

31.1	Certification of David W. Williams pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit

31.2	Certification of Adam C. Peakes pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Thomas B Sloan Jr. pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a- 14(a) or Rule 15d-14(a).

32.1+	Certification of David W. Williams pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Adam C. Peakes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Thomas B Sloan Jr. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.