Form 10-K
period 2017-12-31
Noble Corp plc; NOBLE CORP
filed 2018-02-23
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Sections 12(b) and 12(g) of the Act: None
_______________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether each registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Noble Corporation plc:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of June 30, 2017, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates of the registrant was $876.0 million based on the closing sale price as reported on the New York Stock Exchange.
Number of shares outstanding and trading at February 20, 2018: Noble Corporation plc — 246,776,217
Number of shares outstanding: Noble Corporation — 261,245,693
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement for the 2018 annual general meeting of the shareholders of Noble Corporation plc will be incorporated by reference into Part III of this Form 10-K.
This Form 10-K is a combined annual report being filed separately by two registrants: Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and its wholly-owned subsidiary, Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Noble-Cayman meets the conditions set forth in General Instructions I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format contemplated by General Instructions I(2)(a) and (c) of Form 10-K.

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

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our Credit Facilities (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described under “Risk Factors” included in this report, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.

PART I
Item 1. Business.
Overview
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of February 20, 2018, our 28-rig fleet consisted of eight drillships, six semisubmersibles and 14 jackups.
For additional information on the specifications of our fleet, see Part I, Item 2, “Properties— Drilling Fleet.” At December 31, 2017, our fleet was located in Canada, Far East Asia, the Middle East, the North Sea, Oceania, South America and the Gulf of Mexico. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
Noble Corporation, a Cayman Islands company (“Noble-Cayman”), is an indirect, wholly-owned subsidiary of Noble-UK, our publicly-traded parent company. Noble-UK’s principal asset is all of the shares of Noble-Cayman. Noble-Cayman has no public equity outstanding. The consolidated financial statements of Noble-UK include the accounts of Noble-Cayman, and Noble-UK conducts substantially all its business through Noble-Cayman and its subsidiaries.
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares. Our shareholders received one share of Paragon Offshore for every three shares of Noble owned as of July 23, 2014, the record date for the distribution. Through the Spin-off, we disposed of most of our standard specification drilling units and related assets, liabilities and business. Prior to the Spin-off, Paragon Offshore issued approximately $1.7 billion of long-term debt, the proceeds of which were used to repay certain amounts outstanding under our commercial paper program. The results of operations for Paragon Offshore prior to the Spin-off date and incremental Spin-off related costs have been classified as discontinued operations for all periods presented in this Annual Report on Form 10-K.
For additional information regarding the Spin-off and our current relationship with Paragon Offshore, see Part I, Item 1A, "Risk Factors" and Part II, Item 8, “Financial Statements and Supplementary Data, Note 14— Commitments and Contingencies.”
Business Strategy
Our goal is to be the preferred offshore drilling contractor for the oil and gas industry based upon the following core principles:

•	operate in a manner that provides a safe working environment for our employees and contractors while protecting the environment and our assets;

•	provide an attractive investment vehicle; and

•	deliver superior customer service through a diverse and technically advanced fleet operated by proficient crews.
Our business strategy focuses on a balanced, high-specification fleet of floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world.
We have expanded our drilling and fleet through our newbuild program. We took delivery of our last remaining newbuild, the heavy-duty, harsh environment jackup, the Noble Lloyd Noble, in July 2016. The Noble Lloyd Noble commenced operations in November 2016 under a four-year contract in the North Sea. Although we plan to prioritize capital preservation and liquidity based on current market conditions, from time to time we will also continue to evaluate opportunities to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
Drilling Services
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
For a discussion of our backlog of commitments for contract drilling services, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contract Drilling Services Backlog.”
Significant Customers
Offshore contract drilling operations accounted for approximately 98 percent of our operating revenues for the years ended December 31, 2017, 2016 and 2015. During the three years ended December 31, 2017, we principally conducted our contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, South America and the Gulf of Mexico. Revenues from Royal Dutch Shell plc (“Shell”), Statoil ASA (“Statoil”) and Saudi Arabian Oil Company (“Saudi Aramco”) accounted for approximately 45.0 percent, 13.2 percent, and 11.4 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2017. Revenues from Shell and Freeport-McMoRan Inc. (“Freeport”) accounted for approximately 37.5 percent and 24.5 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2016. Revenues from Shell and Freeport accounted for approximately 49.0 percent and 14.2 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2015. No other customer accounted for more than 10 percent of our consolidated operating revenues in 2017, 2016 or 2015.
On May 10, 2016, Freeport, Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and the Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively. During 2016, we recognized approximately $393.0 million in “Contract drilling services revenue” associated with the FCX Settlement. Excluding the $393.0 million of revenue attributable to the FCX Settlement our primary customers during 2016 would have been Shell, Anadarko Petroleum Corporation and Freeport, accounting for approximately 45.0 percent, 11.0 percent and 9.0 percent of our consolidated operation revenues, respectively.
Market
Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or capture demand in another locale. Demand for our services is, in significant part, a function of the worldwide demand for oil and gas and the global supply of mobile offshore drilling units. In recent years, there has been a significant increase in the number of units, while crude oil prices have declined from approximately $112 per barrel for Brent crude on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $65 per barrel on February 20, 2018. Our customers have greatly reduced their exploration and development spending and the number of rigs they have under contract since 2014. This combination of increased supply of drilling rigs and reduced demand for such rigs has resulted in falling dayrates and significantly reduced opportunities to re-contract our rigs upon expiry of existing contracts.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by large capital expenditures and high operating and maintenance costs. We compete with other providers of offshore drilling rigs, and some of our competitors may have access to greater financial resources than we do.

In the provision of contract drilling services, competition involves numerous factors. Price competition, rig availability, location and rig suitability and technical specifications are the primary factors in determining which contractor is awarded a job, although other factors are important, including experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. In addition to having one of the newest fleets in the industry among our peer companies, we follow a policy of keeping our equipment well-maintained and technologically competitive. However, our rigs could be made obsolete by the development of new techniques and equipment, regulations or customer preferences.
We compete on a worldwide basis, but competition may vary by region. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas companies, which in turn are influenced by many factors, including the price of oil and gas, the financial condition of such companies, general global economic conditions, energy demand, political considerations and national oil and gas policy, many of which factors are beyond our control. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business have historically occurred. While we do not anticipate this being an issue in the current market environment, we cannot assure that any such shortages experienced in the past will not happen again in the future.
Employees
At December 31, 2017, we had approximately 2,000 employees, excluding approximately 600 persons we engaged through labor contractors or agencies. Approximately 83 percent of our workforce is located offshore. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.
We place considerable value on the involvement of our employees and maintain a practice of keeping them informed on matters affecting them, as well as on the performance of the Company. Accordingly, we conduct formal and informal meetings with employees, maintain a Company intranet website with matters of interest, issue periodic publications of Company activities and other matters of interest, and offer a variety of in-house training, including through NobleAdvances, our state of the art training facility in Sugar Land, Texas.
We are committed to a policy of recruitment and promotion based upon merit without discrimination. Management actively pursues both the employment of disabled persons whenever a suitable vacancy arises and the continued employment and retraining of employees who become disabled while employed by the Company. Training and development is undertaken for all employees, including disabled persons.
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
The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Many of the countries in whose waters we operate from time to time regulate the discharge of oil and other contaminants in connection with drilling and marine operations. Failure to comply with these laws and regulations, or failure to obtain or comply with permits, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. We are also subject to a plea agreement with the U.S. Department of Justice (“DOJ”) in connection with prior operations in Alaska, and any future environmental incidents could have an impact on the plea agreement or related actions that the DOJ or other regulatory agencies may take against us as a result of such an incident. We were granted our motion to terminate the Alaska plea agreement effective March 1, 2018. We have made, and will continue to make, expenditures to comply with environmental requirements. We do not believe that our compliance with such requirements will have a material adverse effect on our results of operations, our competitive position or materially increase our capital expenditures. Although these requirements impact the oil and gas and energy services industries, generally they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry. However, our business and prospects could be adversely affected by regulatory activity that prohibits or restricts our customers’ exploration and production activities, results in reduced demand for our services or imposes environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.

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
Offshore Regulation and Safety. In response to the Macondo well blowout incident in April 2010, the U.S. Department of Interior, through the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), has undertaken an aggressive overhaul of the offshore oil and natural gas regulatory process that has significantly impacted oil and gas development in the U.S. Gulf of Mexico. From time to time, new rules, regulations and requirements have been proposed and implemented by BOEM, BSEE or the United States Congress that materially limit or prohibit, and increase the cost of, offshore drilling. We are also subject to the Ports and Waterways Safety Act (“PWSA”) and similar regulations, which impose certain operational requirements on offshore rigs operating in the U.S. and governs liability for vessel or cargo loss, or damage to life, property, or the marine environment. See “Risk Factors-Risk Factors Relating to Our Business-Changes in, compliance with, or our failure to comply with the certain laws and regulations may negatively impact our operations and could have a material adverse effect on our results of operations” for additional information.
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
Climate Change. There is increasing attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. The United States Environmental Protection Agency (“EPA”) regulates the permitting of GHG emissions from stationary sources under the Clean

Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V permitting programs, which require the use of “best available control technology” for GHG emissions from new and modified major stationary sources, which can sometimes include drillships. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain onshore and offshore oil and natural gas production facilities, on an annual basis.
Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on all countries that had ratified it. In 2015, the United Nations Climate Change Conference in Paris resulted in the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. Incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas. See “Risk Factors— Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity” for additional information.
Countries in the European Union (“EU”) implement the U.N.’s Kyoto Protocol on GHG emissions through the Emissions Trading System (“ETS”), though ETS will continue to require GHG reductions in the future that are not currently prescribed by the Kyoto Protocol or related agreements. The ETS program establishes a GHG “cap and trade” system for certain industry sectors, including power generation at some offshore facilities. Total GHG from these sectors is capped, and the cap is reduced over time to achieve a 21 percent GHG reduction from these sectors between 2005 and 2020.
In addition, the United Kingdom (“UK”) government, which implements ETS in the UK North Sea, has introduced a carbon price floor mechanism to place an incrementally increasing minimum price on carbon. Thus, the cost of compliance with ETS can be expected to increase over time. Additional member state climate change legislation may result in potentially material capital expenditures.
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
For the year ended December 31, 2017, our estimated carbon dioxide equivalent (“CO2e”) gas emissions were 918,439 tonnes as compared to 985,384 tonnes for the year ended December 31, 2016. When expressed as an intensity measure of tonnes of CO2e gas emissions per dollar of contract drilling revenues from continuing operations, the intensity measure for December 31, 2017 and 2016 was .0008 and .0004, respectively. The increase in emissions is due to the Noble Lloyd Noble operating for the full year of 2017, as well as the Noble Tom Madden and Noble Sam Croft activating and now include helicopter emissions.
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
Worker Safety. The U.S. Occupational Safety and Health Act (“OSHA”) and other similar laws and regulations govern the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. EU member states have also adopted regulations pursuant to EU Directive 2013/30/EU, on the safety of offshore oil and gas operations within the exclusive economic zone (which can extend up to 200 nautical miles from a coast) or the continental shelf. We believe that we are in substantial compliance with OSHA requirements and EU directive 2013/30/EU (as well as the extensive current health and safety regimes implemented in the member states in which we operate), but future developments could require the Company to incur significant costs to comply with the directive's implementation.
International Regulatory Regime. The IMO provides international regulations governing shipping and international maritime trade. IMO regulations have been widely adopted by U.N. member countries, and in some jurisdictions in which we operate, these regulations have been expanded upon. The requirements contained in the International Management Code for the Safe Operation of Ships and for Pollution Prevention, or ISM Code, promulgated by the IMO, govern much of our drilling operations. Among other requirements, the ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.
The IMO has also adopted MARPOL, including Annex VI to MARPOL which sets limits on sulfur dioxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances. The IMO has also negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions such as the Ballast Water Management Convention, (the “BWM Convention”) and the International Convention for Civil Liability for Bunker Oil Pollution Damage of 2001 (the “Bunker Convention”). The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast of water exchange requirements (beginning in 2009), to be replaced in time with a requirement for mandatory ballast water treatment. The Bunker Convention provides a liability, compensation and compulsory insurance system for the victims of oil pollution damage caused by spills of bunker oil. We believe that all of our drilling rigs are currently compliant in all material respects with these regulations. However, the IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.
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
Our customers typically assume responsibility for and indemnify us from loss or liability resulting from pollution or contamination, including third-party damages and clean-up and removal, arising from operations under the contract and originating below the surface of the water. We are generally responsible for pollution originating above the surface of the water and emanating from our drilling units. Additionally, our customers typically indemnify us for liabilities incurred as a result of a blow-out or cratering of the well and underground reservoir loss or damage. In the current market, we are under increasing pressure to accept exceptions to the above-described allocations of risk and, as a result, take on more risk. In such cases where we agree, we generally limit the exposure with a monetary cap and other restrictions.
In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third-party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our P&I insurance program is renewed in April of each year and currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million. We also carry hull and machinery insurance that protects us against physical loss or damage to our drilling rigs, subject to a deductible that is currently $25 million.
Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read “We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all the risks and hazards we face” included in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
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
Financial Information about Segments and Geographic Areas
Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Part II, Item 8, “Financial Statements and Supplementary Data, Note 15— Segment and Related Information.” Information regarding our risks attendant to foreign operations and our dependence upon such foreign operations is presented in Part I, Item 1A, “Risk Factors— We are exposed to risks relating to operations in international locations.”
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
Crude oil prices have declined from approximately $112 per barrel for Brent crude on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to approximately $65 per barrel on February 20, 2018. In addition, a large number of offshore drilling rigs were constructed and added to the global fleet in the last few years, and a substantial number of additional rigs, including rigs built on speculation, are available and could enter the market in 2018. Also, many in our industry extended the lives of older rigs rather than retiring these rigs. These factors have led to a significant oversupply of drilling rigs at the same time that our customers have greatly reduced their planned exploration and development spending in response to the depressed price of oil. These factors have affected market conditions and led to a material decline in the demand for our services, the dayrates we are paid by our customers and the level of utilization of our drilling rigs. These poor market conditions, in turn, have led to a material deterioration in our results of operations. We have already experienced a substantial decline in the price of our shares, which has declined from $27 on August 4, 2014 post Spin-off to $4 at February 20, 2018. While the offshore contract drilling industry is highly cyclical and has experienced periods of low demand and higher demand, there can be no assurance as to when or to what extent the current depressed market conditions, and our business, results of operations or enterprise value, will improve. Further, even if the price of oil and gas were to increase dramatically, we cannot assure you that there would be any increase in demand for our services.
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
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. As noted above, the price of oil and gas, and market expectations of potential changes in the price, significantly affect this level of activity, as well as dayrates which we can charge customers for our services. However, higher prices do not necessarily translate into increased drilling activity because our clients’ expectations of future commodity prices typically drive demand for our rigs. The price of oil and gas and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	expectations regarding future energy prices;

•	increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;

•	worldwide production and demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;

•	potential acceleration in the development, and the price and availability, of alternative fuels;

•	the level of production in non-OPEC countries;

•	worldwide financial instability or recessions;

•	regulatory restrictions or any moratorium on offshore drilling;

•	the discovery rate of new oil and gas reserves either onshore or offshore;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	oil refining capacity;

•	the ability of oil and gas companies to raise capital;

•	worldwide instability in the financial and credit sectors and a reduction in the availability of liquidity and credit;

•	the relative cost of offshore oil and gas exploration versus onshore oil and gas production;

•	advances in exploration, development and production technology either onshore or offshore;

•	technical advances affecting energy consumption, including the displacement of hydrocarbons through increasing transportation fuel efficiencies;

•	merger and divestiture activity among oil and gas producers;

•	the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;

•	adverse weather conditions, including hurricanes, typhoons, winter storms and rough seas;

•	tax laws, regulations and policies;

•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;

•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism; and

•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
Adverse developments affecting the industry as a result of one or more of these factors, including any further decline in the price of oil and gas from their current levels or the failure of the price of oil and gas to recover to a level that encourages our clients to expand their capital spending, a global recession, reduced demand for oil and gas products, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition and results of operations. The current downturn has had a material adverse effect on demand for our services since 2015 and is expected to continue to have a material adverse effect on our business and results of operations.
The contract drilling industry is a highly competitive and cyclical business with intense price competition. If we are unable to compete successfully, our profitability may be materially reduced.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition, rig availability, location and rig suitability and technical specifications are the primary factors in determining which contractor is awarded a job, although other factors are important, including experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. If current competitors, or new market entrants, implement new technical capabilities, services or standards that are more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition and results of operations.
In addition to intense competition, our industry has historically been cyclical. The contract drilling industry is currently in a period characterized by low demand for drilling services and excess rig supply. Periods of low demand or excess rig supply intensify the competition in the industry and have resulted in, and are expected to continue to result in, many of our rigs being idle or earning substantially lower dayrates for long periods of time. We cannot provide you with any assurances as to when such period will end, or when there will be higher demand for contract drilling services or a reduction in the number of drilling rigs.
The over-supply of rigs is contributing to a reduction in dayrates and demand for our rigs, which reduction may continue for some time and, therefore, is expected to further adversely impact our revenues and profitability.
Prior to the current downturn, we experienced an extended period of high utilization and high dayrates, and industry participants materially increased the supply of drilling rigs by building new drilling rigs, including some that have not yet entered service. This increase in supply, combined with the decrease in demand for drilling rigs resulting from the substantial decline in the price of oil that began in late 2014, has resulted in an oversupply of drilling rigs, which has contributed to the decline in utilization and dayrates.
We are currently experiencing competition from newbuild rigs that have either already entered the market or are available to enter the market. The entry of these rigs into the market has resulted in lower dayrates for both newbuilds and existing rigs rolling off their current contracts. Lower utilization and dayrates have adversely affected our revenues and profitability and may continue to do so for some time in the future. In addition, our competitors may relocate rigs to geographic markets in which we operate, which could exacerbate excess rig supply and result in lower dayrates and utilization in those markets. To the extent that the drilling rigs currently under construction or on order do not have contracts upon their completion, there may be increased price competition as such vessels become operational, which could lead to a further reduction in dayrates and in utilization, and we may be required to idle additional drilling rigs. As a result, our business, financial condition and results of operations would be materially adversely affected.
We may record impairment charges on property and equipment, including rigs and related capital spares.
We evaluate the impairment of property and equipment, which include rigs and related capital spares, whenever events or changes in circumstances (including a decision to cold stack, retire or sell rigs) indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. In addition, we may also take an impairment loss on capital spares and other capital equipment when we deem the value of those items has declined due to factors like obsolescence, deterioration or damage. For example, based upon our impairment analysis as of the years ended December 31, 2017 and 2016, we decided that we would no longer market certain rigs. In connection with these decisions, we recorded impairment charges of $121.6 million and $285.0 million, respectively, on these rigs and certain capital spares during those periods. There can be no assurance that we will not have to take additional impairment charges in the future if current depressed market conditions persist.
We may not be able to renew or replace expiring contracts, and our customers may terminate or seek to renegotiate or repudiate our drilling contracts or may have financial difficulties which prevents them from meeting their obligations under our drilling contracts.
We had a number of customer contracts that expired in 2016 and 2017 and will expire in 2018. Generally speaking we were not able to renew or replace contracts that expired in 2016 and 2017 on as favorable terms as our previous contracts, if at all, and our ability to renew contracts that expire in 2018 or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers' expectations and assumptions of future oil prices and other factors. During 2016 and 2017, a number of oil and gas companies, including some of our customers, publicly announced significant reductions in their planned exploration and development spending affecting the offshore market, and some of our customers may continue to do so in 2018. These reductions in spending by our customers could further reduce the demand for contract drilling services and as a result, our business, financial condition and results of operations would be materially adversely affected.
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
In addition, during periods of depressed market conditions, such as the one we are currently experiencing, we are subject to an increased risk of our customers seeking to renegotiate or repudiate their contracts. The ability of our customers to perform their obligations under drilling contracts with us may also be adversely affected by the financial condition of the customer, restricted credit markets, economic downturns and industry downturns. We may elect to renegotiate the rates we receive under our drilling contracts downward if we determine that to be a reasonable business solution. If our customers cancel or are unable to perform their obligations under their drilling contracts, including their payment obligations, and we are unable to secure new contracts on a timely basis on substantially similar terms or if we elect to renegotiate our drilling contracts and accept terms that are less favorable to us, it could have a material adverse effect on our business, financial condition and results of operations.
Our current backlog of contract drilling revenue may not be ultimately realized.
Generally, contract backlog only includes future revenues under firm commitments; however, from time to time, we may report anticipated commitments under letters of intent or award for which definitive agreements have not yet been, but are expected to be, executed. We may not be able to perform under these contracts as a result of operational or other breaches or due to events beyond our control, and we may not be able to ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us or that they will not seek to renegotiate or repudiate their contracts, especially during the current industry downturn. In estimating backlog, we make certain assumptions about applicable dayrates for our longer-term contracts with dayrate adjustment mechanisms (like certain of our contracts with Shell). While we believe these assumptions are appropriate, we cannot assure you that actual results will mirror these assumptions. Our inability to perform under our contractual obligations or to execute definitive agreements, our customers’ inability or unwillingness to fulfill their contractual commitments to us, including as a result of contract repudiations or our decision to accept less favorable terms on our drilling contracts, or the failure of actual results to reflect the assumptions we use to estimate backlog for certain contracts, may have a material adverse effect on our business, financial condition and results of operations.
We are substantially dependent on several of our customers, including Shell, Statoil and Saudi Aramco, and the loss of any of these customers would have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts or reduction of their drilling programs. Shell, Statoil and Saudi Aramco accounted for approximately 45 percent, 13 percent and 11 percent, respectively, of our consolidated operating revenues and approximately 58 percent, 14 percent and 19 percent, respectively, of our backlog for the year ended December 31, 2017. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.

Paragon Offshore has formed and funded a litigation trust as part of its bankruptcy proceedings and the litigation trust has filed claims against us and certain of our officers and directors. In addition, Paragon Offshore has rejected in the bankruptcy proceedings certain separation agreements entered into with us, and as a result, we will be responsible for those liabilities for which we would have otherwise sought indemnification under the separation agreements.

In August 2014, we completed the Spin-off of a majority of our standard specification offshore drilling business through a pro rata distribution of all of the ordinary shares of our wholly-owned subsidiary, Paragon Offshore, to the holders of our ordinary shares. In April 2017, Paragon Offshore filed a bankruptcy plan (the “Plan”). The Plan, which was modified in May 2017, provided for the creation of a litigation trust to which Paragon Offshore transferred its claims against us, including claims of alleged fraudulent conveyance in connection with the Spin-off and the funding of the trust by Paragon Offshore with $10.0 million. The litigation trust is entitled to pursue those claims against us. In June 2017, the revised Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.

On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. If any of the litigation trust’s claims are successful, or if we elect to settle any claims, any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. The litigation is in the very early stages, no schedule has been established, and we are not able to predict when, or if, the matters will go to trial or otherwise be concluded. We may be required to establish reserves on our financial statements in advance of the conclusion of the litigation. Such reserves may be substantial and could have a material adverse effect on our financial condition as presented in such financial statements.

We entered into certain separation agreements with Paragon Offshore at the time of the Spin-off (including the master separation agreement, tax sharing agreement, transition services agreement and transition services agreement relating to our operations offshore Brazil) under which we agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore agreed to indemnify us for certain liabilities. As part of the Plan, Paragon Offshore rejected all of these contracts. Accordingly, we are no longer entitled to seek indemnity from Paragon Offshore under such agreements, and we would be responsible for those liabilities for which we would have otherwise sought indemnification. Such liabilities could have a material adverse effect on our business, financial condition and results of operations.
Our business involves numerous operating hazards.
Our operations are subject to many hazards inherent in the drilling business, including:

•	well blowouts;

•	fires;

•	collisions or groundings of offshore equipment and helicopter accidents;

•	punch-throughs;

•	mechanical or technological failures;

•	failure of our employees or third-party contractors to comply with our internal environmental, health and safety guidelines;

•	pipe or cement failures and casing collapses, which could release oil, gas or drilling fluids;

•	geological formations with abnormal pressures;

•	loop currents or eddies;

•	failure of critical equipment;

•	toxic gas emanating from the well;

•	spillage handling and disposing of materials; and

•	adverse weather conditions, including hurricanes, typhoons, tsunamis, winter storms and rough seas.
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
We may experience downgrades in our credit ratings, which could increase our borrowing costs and potentially reduce our access to additional liquidity.

As a result of the decline in our credit ratings below investment grade in 2016, access to the commercial paper market became closed to us and we terminated our commercial paper program. So long as such access is closed, any future borrowings would have to be made under our Credit Facilities (as defined herein). Each of our Credit Facilities has a provision which changes the applicable interest rate based upon our credit ratings, and these reduced credit ratings have increased our potential interest expense for borrowings under our 2015 Credit Facility (as defined herein).
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings significantly below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018 (the “2018 Notes”), our Senior Notes due 2025 (the “2025 Notes”) and our Senior Notes due 2045 (the “2045 Notes”), all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which will increase the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, beginning in April 2018. Once the new interest rates take effect in April 2018, these senior notes will have reached the contractually-defined maximum interest rate set for each rating agency and no further interest rate increase will occur.
Our other outstanding senior notes, including the Senior Notes due 2024 (the “2024 Notes”) issued in December 2016, and the Senior Notes due 2026 (the “2026 Notes”) issued in January 2018, do not contain provisions varying applicable interest rates based upon our credit ratings.
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
In addition, OPEC initiatives, as well as other governmental actions, may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent, require partial local ownership or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.
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
Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity.
Our business is affected by public policy and laws and regulations relating to the energy industry in the geographic areas where we operate.
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
As disclosed in Part II, Item 8, “Financial Statements and Supplementary Data, Note 14— Commitments and Contingencies,” in November 2012, the U.S. Coast Guard in Alaska conducted an inspection and investigation of the Noble Discoverer and the Kulluk, a rig we were providing contract labor services for, and referred the matters to the DOJ for further investigation. In December 2014, a subsidiary reached a settlement with the DOJ regarding its investigation of the Noble Discoverer and the Kulluk. Under the terms of the plea agreement, the subsidiary pled guilty to violations relating to maintaining proper oil record books for the Noble Discoverer and Kulluk, maintaining proper ballast records for the Noble Discoverer and notification of hazardous conditions with respect to the Noble Discoverer. The subsidiary paid $8.2 million in fines and $4 million in community service payments and implemented a comprehensive environmental compliance plan. Under the plea agreement, we were also placed on probation for four years, with the right to petition the court for early dismissal of probation after three years. We were granted our motion to terminate the plea agreement effective March 1, 2018. If, during the remaining term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges.
Any violation of anti-bribery or anti-corruption laws, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us.
We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”) and similar laws in other countries. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
In response to the Macondo well blowout incident in April 2010, the U.S. Department of Interior, through the BOEM and BSEE, began an overhaul of the offshore oil and natural gas regulatory process that significantly impacted oil and gas development regulated by the United States. From time to time, new rules, regulations and requirements have been proposed and implemented by BOEM, BSEE or the United States Congress that could materially limit or prohibit, and increase the cost of, offshore drilling. For example, in July 2016, BOEM and BSEE finalized a rule revising and adding requirements for drilling on the U.S. Arctic Outer Continental Shelf. Similarly, in April 2016, BSEE announced a final blowout preventer systems and well control rule. However, in December 2017, BSEE published a proposed rule that would revise a number of the requirements in the blowout preventer systems and well control rule. BOEM also released a new Notice to Lessees and Operators in the Outer Continental Shelf ("NTL") in September 2016 that updates offshore bonding requirements. This update eliminates waivers of supplemental bonding and prohibits a company from relying on the financial strength of co-lessees unless co-lessees agree to allocate BOEM-determined self-insurance to the lease. In January 2017, BOEM extended the implementation timeline for the NTL by six months. In May 2017, the Secretary of the Interior directed BOEM to review the NTL and provide a report describing the results of the review and options for revising or rescinding the NTL. BOEM again extended the implementation timeline for the NTL in June 2017. If the NTL goes into effect, these new bonding requirements may increase our customers’ operating costs and impact our customers’ ability to obtain leases, thereby, reducing demand for our services. We are also subject to increasing regulatory requirements and scrutiny in the North Sea jurisdictions and other countries. These new rules, regulations and requirements, including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico and elsewhere, implementation of safety and environmental management systems, mandatory third party compliance audits, and the promulgation of numerous Notices to Lessees or similar new regulatory requirements outside of the United States, have impacted and may continue to impact our operations by causing increased costs, delays and operational restrictions. In addition to these rules, regulations and requirements, the U.S. federal government is considering new legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the United States, as well as regulations relating to the protection of the environment. If the new regulations, policies, operating procedures and possibility of increased legal liability resulting from the adoption or amendment of rules and regulations applicable to our operations in the United States or other jurisdictions are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs.
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
In the future, we may require funding for capital expenditures that is beyond the amount available to us from cash generated by our operations, cash on hand and borrowings under our existing Credit Facilities. We may raise such additional capital in a number of ways, including accessing capital markets, obtaining additional lines of credit or disposing of assets. However, we can provide no assurance that any of these options will be available to us on terms acceptable to us or at all.
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

We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all the risks and hazards we face.
We do not procure insurance coverage for all of the potential risks and hazards we may face. Furthermore, no assurance can be given that we will be able to obtain insurance against all of the risks and hazards we face or that we will be able to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable.
Our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims. Our insurance policies may also have exclusions of coverage for some losses. Uninsured exposures may include expatriate activities prohibited by U.S. laws, radiation hazards, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. Furthermore, the damage sustained to offshore oil and gas assets in the United States as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for U.S. named windstorm perils due to the price or lack of availability of coverage. Accordingly, we have in the past self-insured the rigs in the U.S. Gulf of Mexico for named windstorm perils. We currently have U.S. windstorm coverage for most of our U.S. fleet subject to limit, but will continue to monitor the insurance market conditions in the future and may decide not to, or be unable to, purchase named windstorm coverage for some or all of the rigs operating in the U.S. Gulf of Mexico.
Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, irrespective of the fault or negligence of the party indemnified. Although our drilling contracts generally provide for indemnification from our customers for certain liabilities, including liabilities resulting from pollution or contamination originating below the surface of the water, enforcement of these contractual rights to indemnity may be limited by public policy and other considerations and, in any event, may not adequately cover our losses from such incidents. There can also be no assurance that those parties with contractual obligations to indemnify us will necessarily be in a financial position to do so. During depressed market periods such as the one in which we currently operate, the contractual indemnity provisions we are able to negotiate in our drilling contracts may require us to assume more risk than we would during normal market periods.
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
We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our day-to-day operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our service or equipment providers’ systems could go unnoticed for a prolonged period of time. These cybersecurity risks could disrupt our operations and result in downtime, loss of revenue, or the loss, theft, corruption or unauthorized release of critical data of us or those with whom we do business as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. Currently, we do not carry insurance for losses related to cybersecurity attacks, and may elect to not obtain such insurance in the future.
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
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in UK, U.S. and other foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. In addition, as a result of frequent changes in the taxing jurisdictions in which our drilling rigs are operated and/or owned, changes in the overall level of our income and changes in tax laws, our consolidated effective income tax rate may vary substantially from one reporting period to another. Income tax rates imposed in the tax jurisdictions in which our subsidiaries conduct operations vary, as does the tax base to which the rates are applied. In some cases, tax rates may be applicable to gross revenues, statutory or negotiated deemed profits or other bases utilized under local tax laws, rather than to net income. Our drilling rigs frequently move from one taxing jurisdiction to another to perform contract drilling services. In some instances, the movement of drilling rigs among taxing jurisdictions will involve the transfer of ownership of the drilling rigs among our subsidiaries. If we are unable to mitigate the negative consequences of any change in law, audit, business activity or other matter, this could cause our consolidated effective income tax rate to increase and cause a material adverse effect on our financial position, operating results and/or cash flows.
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
Reactivation, refurbishment, conversion or upgrades of rigs are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.
We will continue to make upgrades, refurbishment and repair expenditures to our fleet from time to time, some of which may be unplanned. In addition, we may reactivate rigs that have been cold or warm stacked. Our customers may also require certain shipyard reliability upgrade projects for our rigs. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:

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
The failure to complete a rig reactivation, repair, upgrade, refurbishment or new construction on time, or at all, or the inability to complete a rig conversion or new construction in accordance with its design specifications, may result in loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures for rig reactivation, repair, upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, when our rigs are undergoing upgrade, refurbishment and repair, they may not earn a dayrate during the period they are out of service. If we experience substantial delays and cost overruns in our shipyard projects, it could have a material adverse effect on our business, financial condition and results of operations. We currently have no new rigs under construction.
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
Currently, we do not, nor do we intend to, operate in countries that are subject to significant sanctions and embargoes imposed by the U.S. government or identified by the U.S. government as state sponsors of terrorism, such as the Crimean region of the Ukraine, Cuba, Iran, North Korea, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. Although we believe that we will be in compliance with all applicable sanctions and embargo laws and regulations at the filing date, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into drilling contracts with individuals or entities in countries subject to significant U.S. sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments.

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
We may experience currency exchange losses when revenues are received or expenses are paid in nonconvertible currencies, when we do not hedge an exposure to a foreign currency, when the result of a hedge is a loss or if any counterparty to our hedge were to experience financial difficulties. We may also incur losses as a result of an inability to collect revenues due to a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
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
We currently conduct our operations through our subsidiaries, and our operating income and cash flow are generated by our subsidiaries. As a result, cash we obtain from our subsidiaries is the principal source of funds necessary to meet our debt service obligations. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Contractual provisions or laws, as well as our subsidiaries’ financial condition and operating requirements, may also limit our ability to obtain the cash that we require from our subsidiaries to pay our debt service obligations. Applicable tax laws may also subject such payments to us by our subsidiaries to further taxation.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Drilling Fleet
Noble is a leading offshore drilling contractor for the oil and gas sector. Noble owns and operates one of the most modern, versatile and technically advanced fleets of mobile offshore drilling units in the offshore drilling industry. Noble provides, through its subsidiaries, contract drilling services with a fleet of 28 offshore drilling units, consisting of eight drillships, six semisubmersibles and 14 jackups, focused largely on ultra-deepwater and high-specification drilling opportunities in both established and emerging regions worldwide. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.
Drillships
A drillship is a type of floating drilling unit that is based on the ship-based hull of the vessel and equipped with modern drilling equipment that gives it the capability of easily transitioning from various worldwide locations and carrying high capacities of equipment while being able to drill ultra-deepwater oil and gas wells in up to 12,000 feet of water. Drillships can stay directly over the drilling location without anchors in open seas using a dynamic positioning system (“DPS”), which coordinates position references from satellite signals and acoustic seabed transponders with the drillship's six to eight thrusters to keep the ship directly over the well that is being drilled. Drillships are selected to drill oil and gas wells for programs that require a high level of simultaneous operations, where drilling loads are expected to be high, or where there are occurrences of high ocean currents, where the drillship's hull shape is the most efficient. There are currently eight drillships in Noble's fleet, capable of water depths from 8,200 feet to 12,000 feet.
Semisubmersibles
Semisubmersible drilling units are designed as a floating drilling platform incorporating one or several pontoon hulls, which are submerged in the water to lower the center of gravity and make this type of drilling unit exceptionally stable in the open sea. Semisubmersible drilling units are generally categorized in terms of the water depth in which they are capable of operating, from the mid-water range of 300 feet to 4,000 feet, the deepwater range of 4,000 feet to 7,500 feet, to the ultra-deepwater range of 7,500 feet to 12,000 feet as well as their generation, or date of construction. This type of drilling unit typically exhibits excellent stability characteristics, providing a stable platform for drilling in even rough seas. Semisubmersible drilling units hold their position over the drilling location using either an anchored mooring system or a DPS and may be self-propelled. Noble's fleet consists of six semisubmersible drilling units, three of which are equipped with mooring systems and three of which utilize DPS, with fleet diversity to operate in mid-water, deepwater and ultra-deepwater depth ranges with high levels of efficiency.
Jackups
Noble's fleet of modern, high-specification jackup drilling units give us the flexibility to provide drilling solutions to our customers who have drilling requirements in the shallower waters of the continental shelf, in depths ranging from less than 100 feet to as deep as 500 feet. Jackup rigs can be used in open water exploration locations, as well as over fixed, bottom-supported platforms. A jackup drilling unit is a towed mobile vessel consisting of a floating hull equipped with three or four legs, which are lowered to the seabed at the drilling location. The hull is then elevated out of the water by the jacking system using the legs to support weight of the hull and drilling equipment against the seabed. Once the hull is elevated to the desired level, or jacked up, the drilling package can be extended out over an existing production platform or the open water location and drilling can commence. Noble's fleet of 14 jackups varies from three standard units capable of drilling in up to 300 feet of water to premium and high-specification units capable of drilling in up to 500 feet of water with drilling hookloads greater than 2,500,000 pounds.

Offshore Fleet
The following table presents certain information concerning our offshore fleet at February 15, 2018. We own and operate all of the units included in the table.

Name	Make	Year Built or Rebuilt (1)	Water Depth Rating (feet)	Drilling Depth Capacity (feet)	Location	Status (2)
Drillships—8
Noble Bob Douglas	GustoMSC P10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Bully I (3)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	Curaçao	Stacked
Noble Bully II (3)	GustoMSC Bully PRD 12000	2011 N	10,000	40,000	Singapore	Active
Noble Don Taylor	GustoMSC P10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Globetrotter I	Globetrotter Class	2011 N	10,000	30,000	U.S. Gulf of Mexico	Active
Noble Globetrotter II	Globetrotter Class	2013 N	10,000	30,000	Bulgaria	Active
Noble Sam Croft	GustoMSC P10000	2014 N	12,000	40,000	U.S. Gulf of Mexico	Available
Noble Tom Madden	GustoMSC P10000	2014 N	12,000	40,000	U.S. Gulf of Mexico	Available
Semisubmersibles—6
Noble Amos Runner	Noble EVA-4000™	1999 R/2008 M	8,000	32,500	U.S. Gulf of Mexico	Stacked
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	Singapore	Active
Noble Danny Adkins	Bingo 9000-DP	2009 R	12,000	35,000	U.S. Gulf of Mexico	Stacked
Noble Dave Beard	F&G 9500 Enhanced Pacesetter-DP	2009 R	10,000	35,000	Singapore	Stacked
Noble Jim Day	Bingo 9000-DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Stacked
Noble Paul Romano	Noble EVA-4000™	1998 R/2007 M	6,000	25,000	U.S. Gulf of Mexico	Active
Independent Leg Cantilevered Jackups—14
Noble Alan Hay	Levingston Class 111-C	2005 R	300	25,000	U.A.E.	Stacked
Noble David Tinsley	Modec 300C-38	2010 R	300	25,000	U.A.E.	Stacked
Noble Gene House	Modec 300C-38	1998 R	300	25,000	Saudi Arabia	Active
Noble Hans Deul (4)	F&G JU-2000E	2009 N	400	30,000	U.K.	Active
Noble Houston Colbert (4)	F&G JU-3000N	2014 N	400	30,000	Qatar	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Saudi Arabia	Active
Noble Lloyd Noble (4)	GustoMSC CJ70-x150-ST	2016 N	500	32,000	U.K.	Active
Noble Mick O’Brien (4)	F&G JU-3000N	2013 N	400	30,000	U.A.E.	Available
Noble Regina Allen (4)	F&G JU-3000N	2013 N	400	30,000	Canada	Active
Noble Roger Lewis (4)	F&G JU-2000E	2007 N	400	30,000	Saudi Arabia	Active
Noble Sam Hartley (4)	F&G JU-3000N	2014 N	400	30,000	Malaysia	Available
Noble Sam Turner (4)	F&G JU-3000N	2014 N	400	30,000	Denmark	Active
Noble Scott Marks (4)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Prosser (4)	F&G JU-3000N	2014 N	400	30,000	Australia	Available

(1)
Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

(2)
Rigs listed as “active” are operating, preparing to operate or under contract; rigs listed as “available” are actively seeking contracts and may include those that are idle or warm stacked; rigs listed as “shipyard” are in a shipyard for construction, repair, refurbishment or upgrade; rigs listed as “stacked” are idle without a contract and have reduced or no crew and are not actively marketed in present market conditions.

(3)
We own and operate the Noble Bully I and Noble Bully II through joint ventures with a subsidiary of Shell. Under the terms of the joint venture agreements, each party has an equal 50 percent ownership stake in both vessels.

(4)	Harsh environment capability.

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
Item 3. Legal Proceedings.
Information regarding legal proceedings is presented in “Note 14— Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
Noble-UK shares are listed and traded on the New York Stock Exchange under the symbol “NE.” The following table presents, for the periods indicated, the high and low sales prices and dividends or returns of capital declared and paid in U.S. Dollars per share:

	High	Low	Cash Dividends Declared and Paid
2017
Fourth quarter	$4.78	$3.67	$—
Third quarter	4.74	3.14	—
Second quarter	6.46	3.35	—
First quarter	7.80	5.52	—

2016
Fourth quarter	$8.37	$4.45	$—
Third quarter	8.98	5.37	0.02
Second quarter	12.19	7.82	0.02
First quarter	13.90	6.66	0.16
Our most recent quarterly dividend payment to shareholders, totaling approximately $5 million (or $0.02 per share), was declared on July 22, 2016 and paid on August 8, 2016 to holders of record on August 1, 2016. Our Board of Directors eliminated our quarterly cash dividend of $0.02 per share, beginning in the fourth quarter of 2016.
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK laws. Therefore, Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
On February 20, 2018, there were 246,776,217 shares outstanding held by 215 shareholder accounts of record.
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
Disposition of Noble—UK Shares
Shareholders who are neither UK tax residents nor holding their Noble-UK shares in connection with a trade carried on through a permanent establishment in the UK will not be subject to any UK taxes on chargeable gains as a result of any disposals of their shares. Noble-UK shares held outside the facilities of The Depository Trust Company (“DTC”) should be treated as UK situs assets for the purpose of UK inheritance tax.
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
Share Repurchases
The Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of such shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization at an average price of $16.10 per share, excluding commissions and stamp tax, for a total cost of approximately $100.6 million. All shares repurchased were made in the open market pursuant to the share repurchase program discussed above, and all shares repurchased were immediately canceled. During the years ended December 31, 2017 and 2016, we did not repurchase any of our shares.

Stock Performance Graph
The chart below presents a comparison of the five-year cumulative total return, assuming $100 was invested on December 31, 2012 for Noble-UK, the Standard & Poor's 500 Index, Dow Jones U.S. Oil Equipment and Services and a self-determined offshore drillers peer group. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

$300
$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Noble Corporation
S&P 500 Index
Dow Jones U.S. Oil Equipment & Services Index
Peer Group

	INDEXED RETURNS Year Ended December 31,
Company / Index	2013	2014	2015	2016	2017
Noble-UK	$109.81	$57.94	$40.19	$23.06	$17.61
S&P 500 Index	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Oil Equipment & Services	128.41	106.29	82.40	104.91	87.38
Offshore Drillers Peer Group (1)	108.90	52.00	29.30	26.75	18.80

(1)
Our self-determined peer group is weighted according to market capitalization and consists of the Company and the following peer companies: Atwood Oceanics (through October 5, 2017), Diamond Offshore Drilling Inc., Ensco plc, Rowan Companies plc, Seadrill Ltd. and Transocean Ltd.

The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data.
The following table presents selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2017, which information is derived from our audited financial statements. This information should be read in conjunction with, and is qualified in its entirety by, the more detailed information in our financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues from continuing operations	$1,236,915	$2,302,065	$3,352,252	$3,232,504	$2,538,143
Net Income (loss) from continuing operations attributable to Noble-UK (1)	(516,511)	(929,580)	511,000	(152,011)	478,595
Net Income (loss) from continuing operations per share attributable to Noble-UK:
Basic	(2.11)	(3.82)	2.06	(0.60)	1.86
Diluted	(2.11)	(3.82)	2.06	(0.60)	1.86
Balance Sheet Data (at end of period)
Cash and cash equivalents	662,829	725,722	512,245	68,510	114,458
Property and equipment, net	9,489,240	10,061,948	11,483,623	12,112,509	14,558,090
Total assets (2)	10,794,659	11,440,117	12,865,645	13,266,480	16,194,639
Long-term debt (2)	3,795,867	4,040,229	4,162,638	4,848,678	5,532,933
Total debt (3)	4,045,710	4,340,111	4,462,562	4,848,678	5,532,933
Total equity	5,950,628	6,467,445	7,422,230	7,287,034	9,050,028
Other Data
Net cash provided by operating activities	453,938	1,126,076	1,764,907	1,778,627	1,708,037
Net cash used in investing activities	(155,588)	(669,931)	(432,537)	(2,109,268)	(2,485,107)
Net cash provided by (used in) financing activities	(361,243)	(242,668)	(888,635)	284,693	609,436
Capital expenditures (4)	111,140	695,925	422,544	2,072,885	2,487,520
Working capital (2)(5)	445,951	559,321	377,034	259,888	339,020
Cash distributions declared per share	—	0.20	1.28	1.50	0.76

(1)	Results for 2017, 2016, 2015, 2014 and 2013 include impairment charges of $121.6 million, $1.5 billion, $418.3 million, $745.0 million and $3.6 million, respectively.

(2)
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standard Update No. 2015-3, unamortized debt issuance costs related to our senior notes are now shown as a direct reduction of the carrying amount of the related debt. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 1— Organization and Significant Accounting Policies” and “Note 6— Impairment” for more information.

(3)	Consists of Long-term debt and Current maturities of long-term debt.

(4)	Capital expenditures includes expenditures made for rigs that were ultimately transferred to Paragon Offshore as part of the Spin-off in August 2014.

(5)	Working capital is calculated as current assets less current liabilities.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2017 and 2016, and our results of operations for each of the years in the three-year period ended December 31, 2017. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the year ended December 31, 2017 filed by Noble-UK and Noble-Cayman.

Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Annual Report on Form 10-K, our fleet of 28 drilling rigs consisted of eight drillships, six semisubmersibles and 14 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process.
Our 2017 financial and operating results from continuing operations include:

•	operating revenues totaling $1.2 billion;

•	net loss of $516.5 million, or $2.10 per diluted share, which includes a $94.8 million after-tax impairment charge recognized on three of our rigs and certain capital spare equipment; and

•	net cash from operating activities totaling $453.9 million.
The challenging business environment for offshore drillers continued during 2017 and into 2018. An industry-wide rig supply imbalance has remained in place, as curtailed offshore spending by customers contributed to a growing number of rigs without drilling programs. In addition, newbuild rigs ordered prior to the decline in industry activity continue to exit shipyards, while the delivery of other newbuild rigs have been delayed into the future. In either case, these rigs add to the supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal. However, the pace of attrition has been significantly less than what is required to ameliorate the capacity imbalance. In addition, our customers have adopted a cautious approach to offshore spending as crude oil prices have declined from approximately $112 per barrel for Brent crude on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $65 per barrel on February 20, 2018. Although crude oil prices have been less volatile during 2017, we expect that the offshore drilling programs of operators will remain curtailed, until higher crude oil prices are sustained and our customers' capital spending increases. Until then, further decline in rig utilization and dayrates is possible.
We expect the business environment for the remainder of 2018 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including growing production from U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets are contributing to an uncertain oil price environment, leading to considerable uncertainty in our customers’ production spending plans. However, steady demand growth, the lack of production investments in various countries around the world and the production limits agreed to by OPEC have helped to establish market conditions supporting higher sustained crude prices recently. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will end. While current market conditions persist, we will continue to focus on fleet utilization improvements, cost control initiatives and financial discipline, including the preservation of liquidity. The current business environment could lead to us stacking or retiring additional rigs.
We cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry. However, we believe in the long-term fundamentals for the industry and believe we are strategically well positioned during this market downturn as a result of our substantial backlog, modern fleet of high-specification rigs and strong operational capability. We also believe that these strengths will help us take advantage of any future market upcycle. Also, we expect the ultimate recovery to benefit from any sustained under-investment by customers during this current phase of the market cycle. Acceleration in customers' offshore spending, in combination with further fleet attrition, should contribute to a balanced rig supply over time.
Our business strategy focuses on a balanced, high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in important oil and gas basins around the world.
We have expanded our drilling and fleet through our newbuild program. We took delivery of our last remaining newbuild, the heavy-duty, harsh environment jackup, the Noble Lloyd Noble, in July 2016. The Noble Lloyd Noble commenced operations in November 2016 under a four-year contract in the North Sea. Although we plan to prioritize capital preservation and liquidity based on current market conditions, from time to time we will also continue to evaluate opportunities to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
Spin-off of Paragon Offshore plc
On August 1, 2014, Noble-UK completed the Spin-off of a majority of its standard specification offshore drilling business through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares.

In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the “Prior Plan”) by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Settlement Agreement”). The Prior Plan was rejected by the bankruptcy court in October 2016.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. We continue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit and will be contested vigorously by us.
If any of the litigation trust’s claims are successful, or if we elect to settle any claims, any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. The litigation is in the very early stages, no schedule has been established, and we are not able to predict when, or if, the matters will go to trial or otherwise be concluded. We may be required to establish reserves on our financial statements in advance of the conclusion of the litigation. Such reserves may be substantial and could have a material adverse effect on our financial condition as presented in such financial statements.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the Master Separation Agreement (the “MSA”) and the Tax Sharing Agreement (the “TSA”).
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
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements has resulted in a number of accounting charges and benefits for the year ended December 31, 2017, and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
During the year ended December 31, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in “Net loss from discontinued operations, net of tax” on our Consolidated Statement of Operations relating to Paragon Offshore's emergence from bankruptcy.
U.S. Federal Income Tax Reform
On December 22, 2017, the President of the United States signed into law legislation informally known as the Tax Cuts and Jobs Act (the “Act”). The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. For more information on the Act and its effect on our consolidated financial statements, see “—Critical Accounting Policies” and Part II, Item 8, “Note 10— Income Taxes.”

Impairment
As more thoroughly described in “Note 6— Impairment” to our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K, we evaluate property and equipment for impairment whenever events or changes in circumstances (including the decision to cold stack, retire or sell a rig) indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when and to the extent that an asset's carrying value exceeds its estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions for a given rig or piece of equipment, we may take an impairment loss in the future.
During the years ended December 31, 2017, 2016 and 2015, we recognized non-cash, before-tax impairment charges of $121.6 million, $1.5 billion and $418.3 million, respectively, related to certain rigs and related capital spares. These impairments were driven by factors such as customer suspensions of drilling programs, contract cancellations, a further reduction in the number of new contract opportunities, capital spare equipment obsolescence, and our belief that a drilling unit is no longer marketable and is unlikely to return to service.
There can be no assurance that we will not have to take additional impairment charges in the future if current depressed market conditions persist.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of December 31, 2017, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period, and for the three rigs contracted with Shell mentioned below, we utilize the idle period and floor rates as described in Footnote (4) to the backlog table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (1)
	Total	2018	2019	2020	2021	2022-2023
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2)(3)	$1,881,777	$504,447	$400,140	$381,560	$338,800	$256,830
Jackups (4)	1,077,545	391,041	304,700	222,963	116,070	42,771
Total (5)	$2,959,322	$895,488	$704,840	$604,523	$454,870	$299,601
Percent of Available Days Committed (6)
Semisubmersibles/Drillships		36%	30%	29%	23%	9%
Jackups		53%	28%	19%	14%	3%
Total		44%	29%	24%	19%	6%

(1)	Represents a twelve-month period beginning January 1, 2018.

(2)
As previously reported, three of our long-term drilling contracts with Shell, the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day plus daily operating expenses. The amendment also provided Shell the right to idle the Noble Bully II for up to one year and Noble Globetrotter II for up to two years, each at a special stacking rate. Shell has exercised its right and, beginning late December 2016, we idled the Noble Globetrotter II at a rate of $185,000 per day. The Noble Bully II was idled at a rate of $200,000 per day, effective April 3, 2017. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at their respective dayrate floor for the remaining contract term.

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of December 31, 2017, the combined amount of backlog for these rigs totaled $515.0 million, all of which is included in backlog. Noble’s proportional interest in the backlog for these rigs totaled $257.5 million.

(4)
Our Saudi Aramco contract rates for the Noble Joe Beall and Noble Gene House were adjusted downward in 2015. We expect the contract rates to be in the general range of the amended rates through the end of each respective contract. Backlog for these contracts has been prepared assuming the reduced rates apply for the remainder of the contract.

(5)
Some of our drilling contracts provide the customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and financial penalties. As of February 20, 2018, no new notifications of contract terminations have been received.

(6)
Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors— Our current backlog of contract drilling revenue may not be ultimately realized.”
For the year ended December 31, 2017, Shell, Saudi Aramco and Statoil represented approximately 57.7 percent, 18.6 percent and 14.3 percent of our backlog, respectively.
Results of Operations
2017 Compared to 2016
Net loss from continuing operations attributable to Noble-UK for the year ended December 31, 2017 was $515.0 million, or $2.10 per diluted share, on operating revenues of $1.2 billion, compared to a net loss from continuing operations for the year ended December 31, 2016 of $929.6 million, or $3.82 per diluted share, on operating revenues of $2.3 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between December 31, 2017 and December 31, 2016, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income (loss). During the years ended December 31, 2017 and 2016, Noble-Cayman's operating loss was $37.9 million and $29.7 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.

Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services,” below. The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the years ended December 31, 2017 and 2016:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	December 31,		December 31,			December 31,
	2017	2016	2017	2016	% Change	2017	2016		% Change
Jackups	85%	83%	4,367	3,966	10%	$126,109	$126,279		—%
Semisubmersibles	17%	22%	365	649	(44)%	155,919	256,122		(39)%
Drillships	59%	82%	1,716	2,408	(29)%	$349,244	$654,074	(3)	(47)%
Total	63%	66%	6,448	7,023	(8)%	$187,181	$319,256		(41)%

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

(3)
Average dayrates include a $14.4 million loss in the year ended December 31, 2017 and a $14.4 million gain in the year ended December 31, 2016, in respect of the termination date valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden related to the FCX Settlement. The loss in 2017 had a negative impact and the gain in 2016 had a positive impact on the drillships average dayrates.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Operating revenues:
Contract drilling services	$1,207,026	$2,242,200	$(1,035,174)	(46)%
Reimbursables and other (1)	29,889	59,865	(29,976)	(50)%
	$1,236,915	$2,302,065	$(1,065,150)	(46)%
Operating costs and expenses:
Contract drilling services	$640,489	$879,438	$(238,949)	(27)%
Reimbursables (1)	18,435	45,608	(27,173)	(60)%
Depreciation and amortization	524,752	587,999	(63,247)	(11)%
General and administrative	71,634	69,258	2,376	3%
Loss on impairment	121,639	1,458,749	$(1,337,110)	(92)%
	1,376,949	3,041,052	(1,664,103)	(55)%
Operating loss	$(140,034)	$(738,987)	$598,953	(81)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $1.0 billion decline in contract drilling services revenues for the year ended December 31, 2017 as compared to 2016 was composed of an $851.6 million decline from lower dayrates and a $183.6 million decline due to fewer operating days. The contract drilling services revenues decline was primarily due to our drillship and semisubmersible fleets, which experienced declines in revenues of $975.7 million and $109.3 million, respectively, and was partially offset by revenue increases in our jackup fleet of $49.8 million.
The $975.7 million revenue decline in our drillship fleet for the year ended December 31, 2017 as compared to 2016 consists of a $523.1 million decline from lower dayrates and $452.6 million decline due to fewer operating days. The decline in average dayrates was primarily related to the payment of the $393.0 million FCX Settlement in 2016. Of the decline in revenue attributable to operating days, $281.5 million is related to the Noble Bully I and Noble Bob Douglas operating for all of 2016, but being idle for the majority of 2017. The remainder of the decline in operating days and the decline in average dayrates was attributable to the Noble Tom Madden and Noble Sam Croft, whose contracts were terminated in May 2016.
The $109.3 million revenue decline in our semisubmersible fleet for the year ended December 31, 2017 as compared to 2016, consists of a $36.6 million decline from lower dayrates and a $72.7 million decline due to fewer operating days. The decline in both average dayrates and operating days as compared to 2016 was attributable to contract completions for the Noble Clyde Boudreaux, Noble Jim Day, Noble Dave Beard, Noble Danny Adkins and Noble Amos Runner, none of which have returned to work since their respective contract completions.
The $49.8 million revenue increase in our jackup fleet is primarily attributable to an increase in operating days on the Noble Mick O'Brien and Noble Regina Allen as well as the startup of the newbuild Noble Lloyd Noble.
Operating Costs and Expenses. Contract drilling services costs decreased $238.9 million for the year ended December 31, 2017 as compared to 2016. Of the decrease, $179.0 million was due to rigs that operated during 2016 being idle during 2017. An additional $113.1 million decrease in cost was due to continuing cost control measures, yielding reductions in labor and training related costs of approximately $53.8 million, operations support costs of $29.7 million, repair and maintenance costs of $28.1 million, and rig mobilization costs of $3.0 million. These cost decreases were partially offset by the startup of the Noble Lloyd Noble, a greater number of operating days for contracted rigs during 2017 and the write-off of a $14.4 million customer receivable during 2017.

Depreciation and amortization decreased $63.2 million for the year ended December 31, 2017 as compared to the same period of 2016. The decline was due to the effect of rig retirements and impairments during 2016, partially offset by the effect of the Noble Lloyd Noble being placed into service during November 2016.
Other Income and Expenses
General and administrative expenses. General and administrative expenses increased $2.4 million during the year ended December 31, 2017 as compared to the same period of 2016, primarily due to higher professional fees.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $69.1 million during the year ended December 31, 2017 as compared to 2016. This increase was primarily due to the interest incurred during 2017 on the senior notes issued in December 2016, the absence of capitalized interest during 2017 and an increase in interest rates on certain of our senior notes due to the downgrading of our credit rating. These increases were partially offset by the retirement of a portion of our Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021 (the “2021 Notes”) and Senior Notes due 2022 (the “2022 Notes”) as a result of tender offers in 2016 and the maturity of our Senior Notes due 2017 (the “2017 Notes”). For additional information see, Part II, Item 8, “Financial Statements and Supplementary Data, Note 7— Debt,” to our consolidated financial statements.
Income Tax Provision. Our income tax provision increased $151.8 million for the year ended December 31, 2017 as compared to the same period of 2016. The increase was primarily due to a $260.7 million non-cash discrete tax item resulting from a tax restructuring in 2017. The effect of this tax restructuring will be to lower current tax expense. This increase was partially offset by the tax effect of the FCX contract settlement of $27.2 million in 2016. Excluding the impact of these items, taxes decreased by $86.0 million as a result of lower pre-tax income in the current year, primarily from our geographical mix of pre-tax income.
2016 Compared to 2015
Net loss from continuing operations attributable to Noble-UK for the year ended December 31, 2016 was $929.6 million, or $3.82 per diluted share, on operating revenues of $2.3 billion compared to net income from continuing operations for the year ended December 31, 2015 of $511.0 million, or 2.06 per diluted share, on operating revenues of $3.4 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between December 31, 2016 and December 31, 2015, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income (loss). During the year ended December 31, 2016 and 2015, Noble-Cayman's operating loss was $29.7 million lower and operating income was $28.8 million higher, respectively, than that of Noble-UK. The operating income (loss) difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship related services.

Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services,” below. The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the years ended December 31, 2016 and 2015:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	December 31,		December 31,			December 31,
	2016	2015	2016	2015	% Change	2016		2015		% Change
Jackups	83%	85%	3,966	3,967	—%	$126,279	(3)	$162,348		(22)%
Semisubmersibles	22%	63%	649	1,876	(65)%	256,122		445,320		(42)%
Drillships	82%	100%	2,408	3,257	(26)%	654,074	(4)	547,265	(5)	20%
Total	66%	84%	7,023	9,100	(23)%	$319,256		$358,423		(11)%

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

(3)
Average dayrate for the year ended December 31, 2016 includes $16.4 million in contract drilling services revenue related to the Noble Tom Prosser contract cancellation with Quadrant Energy Australia Limited (“Quadrant”). The additional contract drilling services revenue in 2016 had a positive impact on the jackups average dayrates.

(4)
Average dayrate for the year ended December 31, 2016 includes a gain of $14.4 million related to the termination date valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden related to the FCX Settlement. The gain in 2016 had a positive impact on the drillships average dayrates.

(5)
Average dayrate for the year ended December 31, 2015 includes $145.0 million in contract drilling services revenue related to the Noble Discoverer contract cancellation with Shell during 2015. The additional contract drilling services revenue in 2015 had a positive impact on the drillships average dayrates.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the years ended December 31, 2016 and 2015(dollars in thousands):

	Year Ended December 31,		Change
	2016	2015	$	%
Operating revenues:
Contract drilling services	$2,242,200	$3,261,610	$(1,019,410)	(31)%
Reimbursables and Other (1)	59,865	88,597	(28,732)	(32)%
	$2,302,065	$3,350,207	$(1,048,142)	(31)%
Operating costs and expenses:
Contract drilling services	$879,438	$1,232,529	$(353,091)	(29)%
Reimbursables (1)	45,608	68,182	(22,574)	(33)%
Depreciation and amortization	587,999	611,748	(23,749)	(4)%
General and administrative	69,258	76,843	(7,585)	(10)%
Loss on impairment	1,458,749	405,512	1,053,237	260%
	3,041,052	2,394,814	646,238	27%
Operating income (loss)	$(738,987)	$955,393	$(1,694,380)	(177)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $1.0 billion decline in contract drilling services revenues for the year ended December 31, 2016 as compared to 2015 was composed of a $744.3 million decline due to fewer operating days and a $275.1 million decline from lower dayrates. The contract drilling services revenues decline was due to our semisubmersible, drillship and jackup fleets, which experienced declines in revenues of $669.0 million, $207.2 million and $143.2 million, respectively.
The $669.0 million revenue decline in our semsubmersible fleet consists of a $546.3 million decline due to fewer operating days and a $122.7 million decline from lower dayrates as compared to 2015. The declines in both operating days and average dayrates as compared to 2015 was attributable to contract completions for the Noble Jim Day, Noble Clyde Boudreaux, Noble Amos Runner, Noble Danny Adkins and Noble Dave Beard, which operated during the majority of 2015, but were not under contract in the majority of 2016.
The $207.2 million revenue decline in our drillship fleet consists of a $464.4 million decline due to fewer operating days, which was partially offset by a $257.2 million increase due to higher average dayrates as compared to 2015. The decline in operating days was primarily attributable to the retirement and subsequent sale of the Noble Discoverer, which operated in 2015 but did not operate during 2016. To a lesser extent, the decline in operating days was related to the contract cancellations of the Noble Sam Croft and Noble Tom Madden in 2016 and increased shipyard days on the Noble Globetrotter I in 2016. The revenue declines were partially offset by an increase in dayrate revenues primarily related to the occurrence of the $393.0 million FCX Settlement recognized in 2016.
The $143.2 million revenue decline in our semisubmersible fleet consists of a $143.1 million and $0.1 million decline due to a decrease in average dayrates and fewer operating days, respectively, as compared to 2015. The decrease in average dayrates was primarily attributable to the Noble Regina Allen, which was not operating under a contract during the majority of 2016 but operated during 2015, the retirement and subsequent sale of the Noble Charles Copeland, which operated during 2015, and the Noble Houston Colbert, which completed its contract during 2016. The revenue decreases were partially offset by the commencement of the newbuilds, the Noble Sam Hartley and Noble Lloyd Noble, which commenced operations in January 2016 and November 2016, respectively.
Operating Costs and Expenses. Contract drilling services costs decreased $353.1 million for the year ended December 31, 2016 as compared to 2015. Of the decrease, $254.5 million was due to rigs that operated during 2015, but were idle during 2016. An additional $95.2 million decline in cost was due to the retirement of the Noble Discoverer, Noble Charles Copeland and Noble Max Smith. An additional $62.1 million decline was due to continuing cost control measures. The cost control measures yielded reductions in repair and maintenance costs of $21.4 million, labor and training related costs of $19.9 million, operations support costs of approximately $8.1 million and other rig-related costs of $12.7 million. This was partially offset by a $58.7 million increase in cost related to rigs that had additional operating days during 2016, including two newbuild rigs, which commenced operations during 2016.
Loss on impairment during 2016 of $1.5 billion was recognized after we identified indicators that the carrying value of certain assets in our fleet may not be recoverable. As a result of our analysis, we determined that the carrying amounts of certain drilling units were impaired. In connection with our annual analysis, we impaired the carrying values for the Noble Amos Runner, Noble Clyde Boudreaux and Noble Dave Beard to the fair value. The impairment charge related to these units was approximately $1.0 billion. We also decided to retire from service our semisubmersible, the Noble Max Smith, which we sold during the fourth quarter of 2016 for approximately $1.2 million, and we recognized an impairment charge of approximately $164.8 million.
Also, in the fourth quarter of 2016, in connection with our impairment analysis, we concluded that the semisubmersible, the Noble Homer Ferrington and certain capital spare equipment would not be utilized in the foreseeable future and we recognized an impairment charge of approximately $120.1 million and $153.9 million, respectively. In the second quarter of 2016, we recognized a charge of approximately $16.6 million for the impairment of certain capital spare equipment based upon our decision to dispose of this equipment.
Other Income and Expenses
General and administrative expenses. General and administrative expenses decreased $7.6 million during 2016 as compared to 2015, primarily as a result of decreased employee-related costs.
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $9.1 million during 2016 as compared to 2015. The increase was a result of a full period of interest in respect of the senior notes issued in March 2015, an increase in applicable interest rates on those senior notes due to the downgrading of our credit rating below investment grade during 2016 and lower capitalized interest in 2016 as compared to 2015, due to the completion of construction of two newbuild jackups, the Noble Sam Hartley and Noble Lloyd Noble, which commenced their respective contracts in January 2016 and November 2016. During 2016, we capitalized approximately 9 percent of total interest charges versus approximately 10 percent during the prior year. These expense increases were partially offset by the repayment of our maturing $350 million 3.45% Senior Notes due 2015 and our $300 million 3.05% Senior Notes due 2016 in August 2015 and March 2016, respectively, and the retirement of a portion of the 2020 Notes, the 2021 Notes and the 2022 Notes as a result of two different tender offers during 2016.

Interest Income and Other, Net. Interest income and other, net, decreased $36.3 million during 2016 as compared to 2015. The decrease is primarily the result of the prior year including $30.0 million of interest income recognized in connection with the Noble Homer Ferrington arbitration award and $5.0 million of interest received on a U.S. Internal Revenue Service (“IRS”) tax refund for the years 2006 and 2007.
Gain on extinguishment of debt, net. Gain on debt extinguishment increased $18.0 million during the year ended December 31, 2016 as compared to 2015. This increase is due to the completion of cash tender offers on our 2020 Notes, 2021 Notes and 2022 Notes during 2016, resulting in the purchase of $798.0 million of these senior notes for $774.0 million, plus accrued interest.
Income Tax Benefit (Provision). Our income tax provision decreased $268.0 million in 2016, of which $126.0 million related to the impact of impairment charges recognized in 2016, the Quadrant contract cancellation payment, the FCX Settlement, retirement of a portion of our 2020 Notes, 2021 Notes and 2022 Notes as a result of tender offers and discrete tax items in the current year and $27.0 million related to the Noble Homer Ferrington arbitration award in 2015. Excluding the impact of these items, taxes decreased by $115.0 million as a result of lower pre-tax income partially offset by a higher effective tax rate in the current year, primarily from our geographical mix of pre-tax income.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $453.9 million for the year ended December 31, 2017 and $1.1 billion for the year ended December 31, 2016. The decrease in net cash provided by operating activities for the year ended December 31, 2017 was primarily attributable to a reduction in operating activity during 2017. We had working capital of $446.0 million and $559.3 million at December 31, 2017 and December 31, 2016, respectively.
Net cash used in investing activities for the year ended December 31, 2017 was $155.6 million as compared to $669.9 million for the year ended December 31, 2016. The variance primarily relates to lower capital expenditures related to our major projects and newbuild expenditures in the current period.
Net cash used in financing activities for the year ended December 31, 2017 was $361.2 million as compared to $242.7 million for the year ended December 31, 2016. During the current period, our primary uses of cash included the repayment of the 2017 Notes for $300.0 million and dividends paid to noncontrolling interests of approximately $56.9 million.
Our principal source of capital in the current period was cash generated from operating activities and cash on hand. Cash on hand during the current period was primarily used for the following:

•	normal recurring operating expenses;

•	repayment of the 2017 Notes; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayment of debt and interest.
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our Credit Facilities (as defined below) and potential issuances of long-term debt. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.
At December 31, 2017, we had a total contract drilling services backlog of approximately $3.0 billion. Our backlog as of December 31, 2017 includes a commitment of 44 percent of available days for 2018. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures, including capitalized interest, totaled $111.1 million, $659.9 million and $422.5 million for the years ended December 31, 2017, 2016 and 2015 respectively. Capital expenditures during 2017 consisted of the following:

•	$58.6 million for sustaining capital and upgrades and replacements to drilling equipment;

•	$39.3 million in major projects; and

•	$13.2 million in subsea related expenditures.
Our total capital expenditure estimate for 2018 is approximately $148.0 million, which is currently anticipated to be spent as follows:

•	$83.0 million for sustaining capital; and

•	$65.0 million for major projects, subsea related expenditures and upgrades and replacements to drilling equipment.
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
Dividends
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK laws. Therefore, Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchases
The Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization at an average price of $16.10 per share, excluding commissions and stamp tax, for a total cost of approximately $100.6 million. All shares repurchased were made in the open market pursuant to the share repurchase program discussed above, and all shares repurchased were immediately canceled. During the years ended December 31, 2017 and 2016, we did not repurchase any shares of our shares.
Credit Facilities and Senior Unsecured Notes
2015 Credit Facility
At December 31, 2017, we had a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and which is guaranteed by our indirect, wholly owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”). The 2015 Credit Facility also provided us with the ability to issue up to $500.0 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At December 31, 2017, we had no borrowings outstanding or letters of credit issued under our 2015 Credit Facility.
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement, (the “Amendment”) amending the 2015 Credit Facility. Upon certain conditions, including the entering into of the Company's 2017 Credit Facility (as defined below), the Amendment provides for, on or after January 3, 2018, among other things (i) a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and (ii) the reduction of the 2015 Credit Facility's letter of credit subfacility to zero dollars. The maturity of the 2015 Credit Facility remains January 2020.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company (“NIFCO“); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and together with the 2015 Credit Facility, the “Credit Facilities“). The maximum aggregate amount of borrowings under the 2017 Credit Facility of $1.5 billion became available on January 3, 2018 upon the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility provides for a letter of credit subfacility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility has an initial maturity of up to five years from the date on which the borrowings became available, or January 3, 2023. At December 31, 2017, we had no borrowings outstanding or letters of credit issued under the 2017 Credit Facility.

Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under each of the Credit Facilities on the daily unused amount of the underlying commitment which varies depending on our credit ratings. At December 31, 2017, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.
Debt Issuances
On January 31, 2018, we issued and sold $750.0 million aggregate principal amount of our Senior Notes due 2026 (the “2026 Notes”), through our indirect wholly-owned subsidiary, NHIL. The 2026 Notes are issued under an indenture by and among NHIL, Noble-Cayman, certain other subsidiaries of Noble-Cayman named therein (the “Subsidiary Guarantors”), and are guaranteed by Noble-Cayman and the Guarantor Subsidiaries. The proceeds of the offering of approximately $737.0 million, after estimated expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
The 2026 Notes are redeemable, in whole or in part, prior to February 1, 2021, at a redemption price equal to 100% of the aggregate principal amount of the 2026 Notes being redeemed, plus a make-whole premium. The 2026 Notes are redeemable prior to February 1, 2021, at a redemption price equal to 40% of the aggregate principal amount in the event of an equity offering. Further, the 2026 Notes may be redeemed in whole as a result of changes in tax law. On or after February 1, 2021, we may redeem all or any portion of the 2026 Notes at various redemption prices set forth in the indenture.
Upon (i) the occurrence of a change of control and (ii) a downgrade of the rating of the 2026 Notes within 60 days after the change of control by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC or Fitch Ratings Inc., we will be required to make an offer to repurchase all outstanding 2026 Notes at a price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
The indenture for the 2026 Notes contains certain covenants and restrictions, including, among others, restrictions on our and our subsidiaries’ ability, as applicable, to create certain liens, enter into certain sale and leaseback transactions, merge or consolidate with another entity, sell all or substantially all of their assets and allow our subsidiaries to incur certain additional indebtedness. Additionally, the Subsidiary Guarantors must own, directly or indirectly, (i) assets comprising at least 85%of the revenue of Noble-Cayman and its subsidiaries on a consolidated basis and (ii) jackups, semisubmersibles, drillships, submersibles or other mobile offshore drilling units of material importance, the combined book value of which comprises at least 85% of the combined book value of all such assets of Noble-Cayman and its subsidiaries on a consolidated basis, in each case, with respect to the most recently completed fiscal year.
In December 2016, we issued $1.0 billion aggregate principal amount of Senior Notes due 2024 (the “2024 Notes”), which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $967.6 million, after estimated expenses, were primarily used to retire a portion of our near-term senior notes in a related tender offer and the remaining portion was used for general corporate purposes.
Senior Notes Interest Rate Adjustments
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings significantly below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on the 2018 Notes, the 2025 Notes and the 2045 Notes, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which will increase the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, beginning in April 2018. Once the new interest rates take effect in April 2018, these senior notes will have reached the contractually-defined maximum interest rate set for each rating agency and no further interest rate increase will occur
Our other outstanding senior notes, including the 2024 Notes issued in December 2016 and the 2026 Notes issued in January 2018, do not contain provisions varying applicable interest rates based upon our credit ratings.
Debt Tender Offers and Repayments
In January 2018, we commenced cash tender offers for our 2018 Notes, 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes. In February 2018, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the 2026 Notes issuance in January 2018 and cash on hand. As a result of these tender offers, we recognized a net loss of approximately $2.0 million. In February 2018, we completed an optional redemption of our remaining 2019 Notes. Both the tender offers and redemption are described further in “Note 19— Subsequent Events.”
In March 2017, we repaid our 2017 Notes using cash on hand. We anticipate using cash on hand to repay the outstanding balance of our 2018 Notes, maturing in March 2018.
In December 2016, we commenced cash tender offers for our 2020 Notes, 2021 Notes and 2022 Notes. On December 28, 2016, we purchased $762.3 million of these senior notes for $750.0 million, plus accrued interest, using a portion of the net proceeds of the $1.0 billion 2024 Notes issuance in December 2016. In December 2016, as a result of these tender offers, we recognized a net gain of approximately $6.7 million.

In March 2016, we commenced cash tender offers for our 2020 Notes and our 2021 Notes. On April 1, 2016, we purchased $36.0 million of these senior notes for $24.0 million, plus accrued interest, using cash on hand. In April 2016, as a result of these tender offers, we recognized a net gain of approximately $11.1 million.
Covenants
The 2015 Credit Facility is guaranteed by NHUS and NHIL. The 2015 Credit Facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the 2015 Credit Facility, to 0.60. At December 31, 2017, our ratio of debt to tangible capitalization was approximately 0.43.
The 2017 Credit Facility contains certain financial covenants (as defined in the 2017 Credit Facility) applicable to NHUK and its subsidiaries, including (i) a covenant restricting debt to total tangible capitalization to not greater than 55% at the end of each fiscal quarter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of the Rig Value of Marketed Rigs to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of (A) the Rig Value of the Closing Date Rigs that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million.
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. Certain other subsidiaries of Noble-UK will be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
The 2017 Credit Facility contains additional covenants generally applicable to NHUK and its subsidiaries that NCL considers usual and customary for an agreement of this type, including compliance with laws (including environmental laws, ERISA and anti-corruption and sanctions laws), delivery of quarterly and annual financial statements, maintenance and operation of property, restrictions on the incurrence of liens and indebtedness, mergers and other fundamental changes, restricted payments, repurchases and redemptions of indebtedness with maturities outside of the maturity of the 2017 Credit Facility, sale and leaseback transactions and transactions with affiliates. Borrowings under the 2017 Credit Facility are subject to acceleration upon the occurrence of events of default that NCL considers usual and customary for an agreement of this type.
In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring debt or assuming certain liens and on entering into sale and lease-back transactions. The indenture for the 2026 Notes that we issued in January 2018 places more limitations on us and our subsidiaries than our other senior note indentures. See “—Debt Issuances” above.
At December 31, 2017, and February 20, 2018, we were in compliance with all of the debt covenants under our Credit Facilities and senior notes. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and expect to remain in compliance during the remainder of 2018.

Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments (in thousands):

		Payments Due by Period
		For the years ending December 31,
	Total	2018	2019	2020	2021	2022	Thereafter	Other
Contractual Cash Obligations
Debt obligations	$4,103,797	$250,000	$201,695	$167,766	$208,675	$125,661	$3,150,000	$—
Interest payments	3,525,623	264,221	249,270	242,735	229,898	224,345	2,315,154	—
Operating leases	42,609	18,720	14,046	2,564	1,853	1,586	3,840	—
Pension plan contributions	145,613	12,623	12,093	12,643	16,778	15,890	75,586	—
Tax reserves (1)	191,860	—	—	—	—	—	—	191,860
Total contractual cash obligations	$8,009,502	$545,564	$477,104	$425,708	$457,204	$367,482	$5,544,580	$191,860

(1)
Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See “Note 10— Income Taxes” to our accompanying consolidated financial statements.

At December 31, 2017, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit obligations are not normally called, as we typically comply with the underlying performance requirement.
The following table summarizes our other commercial commitments at December 31, 2017 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2018	2019	2020	2021	2022	Thereafter
Total letters of credit and commercial commitments	$7,846	$2,231	$2,038	$25	$—	$—	$3,552
Critical Accounting Policies
We consider the following to be our critical accounting policies and estimates since they are very important to the understanding of our financial condition and results and require our most subjective and complex judgments.  We have discussed the development, selection and disclosure of such policies and estimates with the Audit Committee of our Board of Directors.  For a discussion of our significant accounting policies, refer to Part II, Item 8, “Note 1— Organization and Significant Accounting Policies.”
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  These estimates require significant judgments and assumptions.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.
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
The combined carrying amount of the Bully-class drillships at December 31, 2017 and 2016 totaled $1.3 billion and $1.4 billion, respectively. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $41.6 million at December 31, 2017 as compared to approximately $34.7 million at December 31, 2016.
Basis of Presentation-U.K. Companies Act 2006 Section 435 Statement
The accompanying consolidated financial statements have been prepared in accordance with US GAAP, which the Board of Directors consider to be the most meaningful presentation of our results of operations and financial position. The accompanying consolidated financial statements do not constitute statutory accounts required by the UK Companies Act 2006 (“Companies Act”), which will be prepared in accordance with International Financial Reporting Standards, as adopted by the European Union and delivered to the Registrar of Companies in the UK following the annual general meeting of shareholders.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2017 and 2016, we had $83.5 million and $112 million of construction-in-progress, respectively. Such amounts are included in “Property and equipment, at cost” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years.
Interest is capitalized on construction-in-progress using the weighted average cost of debt outstanding during the period of construction. During the year ended December 31, 2017, there was no capitalized interest due to the completion of our newbuild program. Capitalized interest was $22.4 million and $25.0 million for the years ended December 31, 2016 and 2015, respectively.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Property and equipment, at cost” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $149.3 million and $187.0 million at December 31, 2017 and 2016, respectively. Depreciation expense from continuing operations related to overhauls and asset replacement totaled $79.2 million, $86.0 million and $75.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We evaluate the impairment of property and equipment whenever events or changes in circumstances (including the decision to cold stack, retire or sell a rig) indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future.
During the years ended December 31, 2017, 2016 and 2015 we recognized a non-cash loss on impairment of $121.6 million, $1.5 billion, and $418.3 million, respectively, related to our long-lived assets. See Part II, Item 7, “Management Discussion and Analysis— Executive Overview,” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 6— Impairment,” for additional information.

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
In our dayrate drilling contracts, we typically receive compensation and incur costs for mobilization, equipment modification or other activities prior to the commencement of a contract. Any such compensation may be paid through a lump-sum payment or other daily compensation. Pre-contract compensation and costs are deferred until the contract commences. The deferred pre-contract compensation and costs are amortized, using the straight-line method, into income or loss over the term of the initial contract period, regardless of the activity taking place. This approach is consistent with the economics for which the parties have contracted. Once a contract commences, we may conduct various activities, including drilling and well bore related activities, rig maintenance and equipment installation, movement between well locations or other activities.
Deferred revenues from drilling contracts totaled $114.3 million and $134.4 million at December 31, 2017 and 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $55.7 million at December 31, 2017 as compared to $72.8 million at December 31, 2016 and are included in either “Prepaid expenses and other current assets,” “Other assets,” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Aramco. Given current market conditions and based on discussions with the customer, we do not expect the rates for the rigs currently working for Saudi Aramco to return to the original contract rates during the remaining contract terms. In accordance with accounting guidance, we are recognizing the rate reductions on a straight-line basis over the remaining life of these Saudi Aramco contracts. At December 31, 2017 and 2016, two of the five original rigs had revenues recorded in excess of billings as a result of this recognition which totaled $6.9 million and $17.9 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Income Taxes
We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments. Our net deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. The company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.
During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax years. On December 19, 2016, we received the Revenue Agent Report (“RAR”) from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our consolidated financial statements. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns.
In previous periods, we reported that Mexican and Brazilian authorities had made significant tax assessments against Paragon Offshore entities, a portion of which related to Noble’s business that operated through Paragon Offshore-retained entities in Mexico and Brazil prior to the Spin-off. As a result of the termination of the Separation Agreements, we no longer have any indemnity obligations in respect of these tax claims made against Paragon Offshore entities, and responsibility for these claims has reverted back to the applicable Paragon Offshore entity. Audit claims of approximately $48.3 million attributable to income and other business taxes have been assessed against Noble entities in Mexico.
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
On December 22, 2017, the President of the United States signed the into law legislation informally known as the Tax Cuts and Job Act (the “Act”). The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. The Company recognized the income tax effects of the Act in its 2017 financial statements, including $109.0 million of tax benefit recorded principally due to the write-down of our net deferred tax liabilities, in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, in the reporting period in which the Act was enacted. Based on guidance issued from Staff Accounting Bulletin No. 118 ("SAB 118"), the Company has not provided provisional estimates for items in which the accounting for certain income tax effects of the Act is incomplete and as such, the Company will continue to apply ASC 740 on the basis of the laws in effect immediately before the enactment of the Act. For more information on the Act and its effect on our consolidated financial statements, see Part II, Item 8, “Note 10— Income Taxes.”
The Act introduces a new anti-deferral provision, which subjects a U.S. parent shareholder to current tax on certain income referred to as Global Intangible Low-Taxed Income (“GILTI”), of its foreign subsidiaries. The company has not made any adjustments related to potential GILTI tax in its financial statements and has adopted a policy to treat tax due on future U.S. inclusions in taxable income as period costs when incurred.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2017 and 2016, loss reserves for personal injury and protection claims totaled $22.0 million and $22.1 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Certain Significant Estimates and Contingent Liabilities
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We follow FASB standards regarding contingent liabilities, which are discussed in Part II, Item 8, "Financial Statements and Supplementary Data, “Note 14— Commitments and Contingencies.”
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
New Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data, Note 1— Organization and Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At December 31, 2017, we had no borrowings outstanding under our Credit Facilities.
During 2017 and 2016, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings significantly below investment grade. As a result of these downgrades, we experienced interest rate increases during 2017 and 2016 on the 2018 Notes, 2025 Notes and 2045 Notes, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017 S&P Global Ratings further reduced our debt rating, which will increase the interest rates on the 2025 Notes and 2045 Notes to 7.95% and 8.95%, respectively, beginning in April 2018. Once the new interest rates take effect in April 2018, these senior notes will have reached the contractually-defined maximum interest rate set for each rating agency and no further interest rate increase will occur.
Our other outstanding senior notes, including the 2024 Notes issued in December 2016, and 2026 Notes issued in January 2018, do not contain provisions varying applicable interest rates based upon our credit ratings.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.4 billion and $3.8 billion at December 31, 2017 and December 31, 2016, respectively. The decrease in the fair value of debt relates to the maturity of our 2017 Notes and changes in market expectations for interest rates and perceptions of our credit risk.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheet and in “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts recorded in AOCI are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Several of our regional shorebases, including our North Sea operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. During 2017 and 2016, we entered into forward contracts of approximately $37.6 million and $53.1 million, respectively, all of which settled during their respective years. At both December 31, 2017 and 2016, we had no outstanding derivative contracts.
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

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble-UK)	47

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Balance Sheet as of December 31, 2017 and 2016	49

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	50

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	51

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	52

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015	53

Report of Independent Registered Public Accounting Firm (Noble-Cayman)	54

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Balance Sheet as of December 31, 2017 and 2016	56

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	57

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	58

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	59

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015	60

Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Noble Corporation plc

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Noble Corporation plc and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 23, 2018

We have served as the Company’s auditor since 1994.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$662,829	$725,722
Accounts receivable, net	204,696	319,152
Taxes receivable	105,345	55,480
Prepaid expenses and other current assets	66,105	92,260
Total current assets	1,038,975	1,192,614
Property and equipment, at cost	12,034,331	12,364,888
Accumulated depreciation	(2,545,091)	(2,302,940)
Property and equipment, net	9,489,240	10,061,948
Other assets	266,444	185,555
Total assets	$10,794,659	$11,440,117
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,843	$299,882
Accounts payable	84,032	108,224
Accrued payroll and related costs	54,904	48,383
Taxes payable	34,391	46,561
Interest payable	98,189	61,299
Other current liabilities	71,665	68,944
Total current liabilities	593,024	633,293
Long-term debt	3,795,867	4,040,229
Deferred income taxes	164,962	2,084
Other liabilities	290,178	297,066
Total liabilities	4,844,031	4,972,672
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 244,971 and 243,239 shares outstanding as of December 31, 2017 and December 31, 2016, respectively.	2,450	2,432
Additional paid-in capital	678,922	654,168
Retained earnings	4,637,677	5,154,221
Accumulated other comprehensive loss	(42,888)	(52,140)
Total shareholders' equity	5,276,161	5,758,681
Noncontrolling interests	674,467	708,764
Total equity	5,950,628	6,467,445
Total liabilities and equity	$10,794,659	$11,440,117
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Operating revenues
Contract drilling services	$1,207,026	$2,242,200	$3,261,610
Reimbursables and other	29,889	59,865	90,642
	1,236,915	2,302,065	3,352,252
Operating costs and expenses
Contract drilling services	640,489	879,438	1,232,529
Reimbursables	18,435	45,499	70,276
Depreciation and amortization	547,990	611,067	634,305
General and administrative	71,634	69,258	76,843
Loss on impairment	121,639	1,458,749	418,298
	1,400,187	3,064,011	2,432,251
Operating income (loss)	(163,272)	(761,946)	920,001
Other income (expense)
Interest expense, net of amount capitalized	(291,989)	(222,915)	(213,854)
Gain on extinguishment of debt, net	—	17,814	—
Interest income and other, net	5,449	18	36,286
Income (loss) from continuing operations before income taxes	(449,812)	(967,029)	742,433
Income tax benefit (provision)	(42,629)	109,156	(159,232)
Net income (loss) from continuing operations	(492,441)	(857,873)	583,201
Net income (loss) from discontinued operations, net of tax	(1,486)	—	—
Net income (loss)	(493,927)	(857,873)	583,201
Net (income) attributable to noncontrolling interests	(22,584)	(71,707)	(72,201)
Net income (loss) attributable to Noble Corporation plc	$(516,511)	$(929,580)	$511,000
Net income (loss) attributable to Noble Corporation plc
Income (loss) from continuing operations	$(515,025)	$(929,580)	$511,000
Net loss from discontinued operations, net of tax	(1,486)	—	—
Net income (loss) attributable to Noble Corporation plc	$(516,511)	$(929,580)	$511,000
Per share data
Basic:
Income (loss) from continuing operations	$(2.10)	$(3.82)	$2.06
(Loss) from discontinued operations	(0.01)	—	—
Net income (loss) attributable to Noble Corporation plc	$(2.11)	$(3.82)	$2.06
Diluted:
Income (loss) from continuing operations	$(2.10)	$(3.82)	$2.06
(Loss) from discontinued operations	(0.01)	—	—
Net income (loss) attributable to Noble Corporation plc	$(2.11)	$(3.82)	$2.06
Weighted- Average Shares Outstanding
Basic	244,743	243,127	242,146
Diluted	244,743	243,127	247,402
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(493,927)	$(857,873)	$583,201
Other comprehensive income (loss)
Foreign currency translation adjustments	990	(19)	(5,278)
Net pension plan gain (loss) (net of tax provision (benefit) of $523, ($1,828) and $4,021 for the year ended December 31, 2017, 2016 and 2015, respectively)	6,774	(8,237)	7,099
Amortization of deferred pension plan amounts (net of tax provision of $623, $1,635 and $2,297 for the year ended December 31, 2017, 2016 and 2015, respectively)	1,393	3,127	4,422
Net pension plan curtailment and settlement expense (net of tax provision of zero, $7,218 and zero for the year ended December 31, 2017, 2016 and 2015, respectively)	95	15,216	—
Prior service cost arising during the period (net of tax provision of zero, $344 and zero for the year ended December 31, 2017, 2016 and 2015, respectively)	—	948	—
Other comprehensive income, net	9,252	11,035	6,243
Net comprehensive (income) attributable to noncontrolling interests	(22,584)	(71,707)	(72,201)
Comprehensive income (loss) attributable to Noble Corporation plc	$(507,259)	$(918,545)	$517,243

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(493,927)	$(857,873)	$583,201
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	547,990	611,067	634,305
Loss on impairment	121,639	1,458,749	418,298
Gain on extinguishment of debt, net	—	(17,814)	—
Deferred income taxes	241,326	(189,897)	(36,172)
Amortization of share-based compensation	29,115	34,720	39,172
Other long-term asset write-off	29,032	—	—
Net change in other assets and liabilities	(21,237)	87,124	126,103
Net cash provided by operating activities	453,938	1,126,076	1,764,907
Cash flows from investing activities
Capital expenditures	(111,140)	(659,925)	(422,544)
Change in accrued capital expenditures	(46,830)	(34,814)	(14,607)
Proceeds from disposal of assets	2,382	24,808	4,614
Net cash used in investing activities	(155,588)	(669,931)	(432,537)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	—	(1,123,495)
Issuance of senior notes	—	980,100	1,092,728
Repayments of debt	(300,000)	(1,049,338)	(350,000)
Debt issuance costs on senior notes and credit facility	(42)	(12,111)	(16,070)
Dividend payments	—	(47,534)	(315,534)
Dividends paid to noncontrolling interests	(56,881)	(85,944)	(71,504)
Repurchases of shares	—	—	(100,630)
Tender offer premium	—	(24,649)	—
Employee stock transactions	(4,320)	(3,192)	(4,130)
Net cash used in financing activities	(361,243)	(242,668)	(888,635)
Net increase (decrease) in cash and cash equivalents	(62,893)	213,477	443,735
Cash and cash equivalents, beginning of period	725,722	512,245	68,510
Cash and cash equivalents, end of period	$662,829	$725,722	$512,245
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2014	247,501	$2,475	$695,638	$5,936,035	$(69,418)	$722,304	$7,287,034
Employee related equity activity
Amortization of share-based compensation	—	—	39,172	—	—	—	39,172
Issuance of share-based compensation shares	685	7	(4,178)	—	—	—	(4,171)
Tax benefit of equity transactions	—	—	(1,581)	—	—	—	(1,581)
Repurchases of shares	(6,209)	(62)	(100,568)	—	—	—	(100,630)
Net income	—	—	—	511,000	—	72,201	583,201
Dividends paid to noncontrolling interests	—	—	—	—	—	(71,504)	(71,504)
Dividends	—	—	—	(315,534)	—	—	(315,534)
Other comprehensive income, net	—	—	—	—	6,243	—	6,243
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	34,720	—	—	—	34,720
Issuance of share-based compensation shares	1,262	12	(3,625)	—	—	—	(3,613)
Tax benefit of equity transactions	—	—	(5,410)	—	—	—	(5,410)
Net income (loss)	—	—	—	(929,580)	—	71,707	(857,873)
Dividends paid to noncontrolling interests	—	—	—	—	—	(85,944)	(85,944)
Dividends	—	—	—	(47,700)	—	—	(47,700)
Other comprehensive income, net	—	—	—	—	11,035	—	11,035
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	29,115	—	—	—	29,115
Issuance of share-based compensation shares	1,732	18	(23)	—	—	—	(5)
Shares withheld for taxes on equity transactions	—	—	(4,338)	—	—	—	(4,338)
Net income (loss)	—	—	—	(516,511)	—	22,584	(493,927)
Dividends paid to noncontrolling interests	—	—	—	—	—	(56,881)	(56,881)
Dividends equivalents (1)	—	—	—	(33)	—	—	(33)
Other comprehensive income, net	—	—	—	—	9,252	—	9,252
Balance at December 31, 2017	244,971	$2,450	$678,922	$4,637,677	$(42,888)	$674,467	$5,950,628

(1)	Activity associated with dividend equivalents, which are related to 2016 performance awards to be paid upon vesting.
See accompanying notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of Noble Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Noble Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 23, 2018

We have served as the Company’s auditor since 1994.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$662,011	$653,833
Accounts receivable, net	204,696	319,152
Taxes receivable	105,345	55,480
Prepaid expenses and other current assets	65,441	88,749
Total current assets	1,037,493	1,117,214
Property and equipment, at cost	12,034,331	12,364,888
Accumulated depreciation	(2,545,091)	(2,302,940)
Property and equipment, net	9,489,240	10,061,948
Other assets	266,528	178,552
Total assets	$10,793,261	$11,357,714
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$249,843	$299,882
Accounts payable	83,873	107,868
Accrued payroll and related costs	54,904	48,319
Taxes payable	33,965	46,561
Interest payable	98,189	61,299
Other current liabilities	71,466	67,312
Total current liabilities	592,240	631,241
Long-term debt	3,795,867	4,040,229
Deferred income taxes	164,962	2,084
Other liabilities	290,178	292,183
Total liabilities	4,843,247	4,965,737
Commitments and contingencies (Note 14)
Shareholder equity
Common stock, $0.01 par value, ordinary shares; 261,246 shares outstanding as of December 31, 2017 and December 31, 2016	26,125	26,125
Capital in excess of par value	623,137	594,091
Retained earnings	4,669,173	5,115,137
Accumulated other comprehensive loss	(42,888)	(52,140)
Total shareholder equity	5,275,547	5,683,213
Noncontrolling interests	674,467	708,764
Total equity	5,950,014	6,391,977
Total liabilities and equity	$10,793,261	$11,357,714
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Operating revenues
Contract drilling services	$1,207,026	$2,242,200	$3,261,610
Reimbursables and other	29,889	60,565	90,842
	1,236,915	2,302,765	3,352,452
Operating costs and expenses
Contract drilling services	638,035	873,661	1,226,377
Reimbursables	18,435	45,499	70,276
Depreciation and amortization	543,119	611,013	633,244
General and administrative	41,087	46,045	55,435
Loss on impairment	121,639	1,458,749	418,298
	1,362,315	3,034,967	2,403,630
Operating income (loss)	(125,400)	(732,202)	948,822
Other income (expense)
Interest expense, net of amount capitalized	(291,989)	(222,915)	(213,854)
Gain on extinguishment of debt, net	—	17,814	—
Interest income and other, net	5,285	133	34,664
Income (loss) from continuing operations before income taxes	(412,104)	(937,170)	769,632
Income tax benefit (provision)	(42,595)	109,163	(162,620)
Net income (loss) from continuing operations	(454,699)	(828,007)	607,012
Net income from discontinued operations, net of tax	2,967	—	—
Net income (loss)	(451,732)	(828,007)	607,012
Net income attributable to noncontrolling interests	(22,584)	(71,707)	(72,201)
Net income (loss) attributable to Noble Corporation	$(474,316)	$(899,714)	$534,811
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(451,732)	$(828,007)	$607,012
Other comprehensive income (loss)
Foreign currency translation adjustments	990	(19)	(5,278)
Net pension plan gain (loss) (net of tax provision (benefit) of $523, ($1,828) and $4,021 for the year ended December 31, 2017, 2016 and 2015, respectively)	6,774	(8,237)	7,099
Amortization of deferred pension plan amounts (net of tax provision of $623, $1,635 and $2,297 for the year ended December 31, 2017, 2016 and 2015, respectively)	1,393	3,127	4,422
Net pension plan curtailment and settlement expense (net of tax provision (benefit) of zero, $7,218 and zero for the year ended December 31, 2017, 2016 and 2015, respectively)	95	15,216	—
Prior service cost arising during the period (net of tax provision of zero, $344 and zero for the year ended December 31, 2017, 2016 and 2015, respectively)	—	948	—
Other comprehensive income, net	9,252	11,035	6,243
Net comprehensive (income) attributable to noncontrolling interests	(22,584)	(71,707)	(72,201)
Comprehensive income (loss) attributable to Noble Corporation	$(465,064)	$(888,679)	$541,054
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(451,732)	$(828,007)	$607,012
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	543,119	611,013	633,244
Loss on impairment	121,639	1,458,749	418,298
Gain on extinguishment of debt, net	—	(17,814)	—
Deferred income taxes	241,326	(189,897)	(34,108)
Amortization of share-based compensation	29,046	32,782	30,652
Other long-term asset write-off	29,030	—	—
Net change in other assets and liabilities	(20,091)	89,445	92,409
Net cash provided by operating activities	492,337	1,156,271	1,747,507
Cash flows from investing activities
Capital expenditures	(111,140)	(659,925)	(422,544)
Change in accrued capital expenditures	(46,830)	(34,814)	(14,607)
Proceeds from disposal of assets	2,382	24,808	4,614
Net cash used in investing activities	(155,588)	(669,931)	(432,537)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	—	—	(1,123,495)
Issuance of senior notes	—	980,100	1,092,728
Repayments of debt	(300,000)	(1,049,338)	(350,000)
Debt issuance costs on senior notes and credit facility	(42)	(12,111)	(16,070)
Tender offer premium	—	(24,649)	—
Dividends paid to noncontrolling interests	(56,881)	(85,944)	(71,504)
Contributions (distributions) from (to) parent company, net	28,352	(152,360)	(400,614)
Net cash used in financing activities	(328,571)	(344,302)	(868,955)
Net increase in cash and cash equivalents	8,178	142,038	446,015
Cash and cash equivalents, beginning of period	653,833	511,795	65,780
Cash and cash equivalents, end of period	$662,011	$653,833	$511,795
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2014	261,246	$26,125	$530,657	$6,009,114	$(69,418)	$722,304	$7,218,782
Distributions to parent company, net	—	—	—	(376,714)	—	—	(376,714)
Capital contribution by parent - share-based compensation	—	—	30,652	—	—	—	30,652
Net income	—	—	—	534,811	—	72,201	607,012
Dividends paid to noncontrolling interests	—	—	—	—	—	(71,504)	(71,504)
Other comprehensive income, net	—	—	—	—	6,243	—	6,243
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(152,360)	—	—	(152,360)
Capital contribution by parent - share-based compensation	—	—	32,782	—	—	—	32,782
Net income	—	—	—	(899,714)	—	71,707	(828,007)
Dividends paid to noncontrolling interests	—	—	—	—	—	(85,944)	(85,944)
Other comprehensive income, net	—	—	—	—	11,035	—	11,035
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions from parent company, net	—	—	—	28,352	—	—	28,352
Share-based compensation contribution by parent	—	—	29,046	—	—	—	29,046
Net income (loss)	—	—	—	(474,316)	—	22,584	(451,732)
Dividends paid to noncontrolling interests	—	—	—	—	—	(56,881)	(56,881)
Other comprehensive income, net	—	—	—	—	9,252	—	9,252
Balance at December 31, 2017	261,246	$26,125	$623,137	$4,669,173	$(42,888)	$674,467	$5,950,014
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Significant Accounting Policies
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. As of December 31, 2017, our fleet consisted of eight drillships, six semisubmersibles and 14 jackups.
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
Principles of Consolidation
The consolidated financial statements include our accounts, those of our wholly-owned subsidiaries and entities in which we hold a controlling financial interest. Our consolidated financial statements also include the accounts of two joint ventures, in each of which we own a 50 percent interest. Our ownership interest meets the definition of variable interest under Financial Accounting Standards Board (“FASB”) codification and we have determined that we are the primary beneficiary. Intercompany balances and transactions have been eliminated in consolidation.
The combined carrying amount of the Bully-class drillships at December 31, 2017 and 2016 totaled $1.3 billion and $1.4 billion, respectively. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $41.6 million at December 31, 2017 as compared to approximately $34.7 million at December 31, 2016.
Prior Period Reclassification
We have made certain reclassifications to our prior period amounts in our operating revenue on our Consolidated Statements of Operations by combining our other revenue with reimbursables revenue to conform to the current period presentation. Such reclassification did not have a material effect on our results of operations and had no effect on our financial position or cash flows.
We have made certain reclassifications to our prior period amounts in our operating and investing sections on our Consolidated Statements of Cash Flows in accordance with ASU No. 2016-9, which amends ASC Topic 718, “Compensation— Stock Compensation.” See “— Accounting Pronouncements” below.
Foreign Currency Translation
Although we are a UK company, our functional currency is the U.S. dollar, and we define any non-U.S. dollar denominated currency as “foreign currencies”. In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income or loss. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while statement of operations items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2017.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for doubtful accounts. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts as of December 31, 2017 and 2016 was $20.8 million, respectively.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years. Included in accounts payable were $21.0 million and $25.8 million of capital accruals as of December 31, 2017 and 2016, respectively.
Interest is capitalized on long-term construction project using the weighted average cost of debt outstanding during the period of construction.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in “Note 5— Property and Equipment.”
We evaluate property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For more detailed information, see “Note 6— Impairment.”
Fair Value Measurements
We measure certain of our assets and liabilities based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three-level hierarchy, from highest to lowest level of observable inputs, are as follows:
Level 1 - Valuations based on quoted prices in active markets for identical assets;
Level 2 - Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar but not identical instruments; and
Level 3 - Valuations based on unobservable inputs.
Revenue Recognition
Our typical dayrate drilling contract revenue, excluding taxes or duty, require our performance of a variety of services for a specified period of time. We determine progress towards completion of the contract by measuring efforts expended and the cost of services required to perform under a drilling contract, as the basis for our revenue recognition. Revenues generated from our dayrate-basis drilling contracts and labor contracts are recognized on a per day basis as services are performed and begin upon the contract commencement, as defined under the specified drilling contract. Dayrate revenues are typically earned, and contract drilling expenses are typically incurred ratably over the term of our drilling contracts. We review and monitor our performance under our drilling contracts to confirm the basis for our revenue recognition. Revenues from bonuses are recognized when earned, and when collectability is reasonably assured.
In our dayrate drilling contracts, we typically receive compensation and incur costs for mobilization, equipment modification or other activities prior to the commencement of a contract. Any such compensation may be paid through a lump-sum payment or other daily compensation. Pre-contract compensation and costs are deferred until the contract commences. The deferred pre-contract compensation and costs are amortized, using the straight-line method, into income or loss over the term of the initial contract period, regardless of the activity taking place. This approach is consistent with the economics for which the parties have contracted. Once a contract commences, we may conduct various activities, including drilling and well bore related activities, rig maintenance and equipment installation, movement between well locations or other activities.
Deferred revenues from drilling contracts totaled $114.3 million and $134.4 million at December 31, 2017 and 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $55.7 million at December 31, 2017 as compared to $72.8

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

million at December 31, 2016 and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Aramco. Given current market conditions and based on discussions with the customer, we do not expect the rates for the rigs currently working for Saudi Aramco to return to the original contract rates during the remaining contract terms. In accordance with accounting guidance, we are recognizing the rate reductions on a straight-line basis over the remaining life of these Saudi Aramco contracts. At December 31, 2017 and 2016, two of the five original rigs had revenues recorded in excess of billings as a result of this recognition which totaled $6.9 million and $17.9 million, respectively, and are included in either “Prepaid expenses and other current assets” or “Other assets” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
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
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., UK or jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If the U.S. Internal Revenue Service (“IRS”) or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. The company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.
On December 22, 2017, the President of the United States signed The Act into law. The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. The Company recognized the income tax effects of the Act in its 2017 financial statements, including $109.0 million of tax benefit recorded principally due to the write-down of our net deferred tax liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, in the reporting period in which the Act was enacted. Based on guidance issued from Staff Accounting Bulletin No. 118 ("SAB 118"), the Company has not provided provisional estimates for items in which the accounting for certain income tax effects of the Act is incomplete and as such, the Company will continue to apply ASC 740 on the basis of the laws in effect immediately before the enactment of the Act. See “Note 10— Income Taxes,” for further information on the financial statement impact of the Act.
The Act introduces a new anti-deferral provision, which subjects a U.S. parent shareholder to current tax on certain income referred to as Global Intangible Low-Taxed Income (“GILTI”), of its foreign subsidiaries. The company has not made any adjustments related to potential GILTI tax in its financial statements and has adopted a policy to treat tax due on future U.S. inclusions in taxable income as period costs when incurred.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2017 and 2016, loss reserves for personal injury and protection claims totaled $22.0 million and $22.1 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Earnings per Share
Our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the two-class method also includes the dilutive effect of potential shares issued in connection with stock options. The dilutive effect of stock options is determined using the treasury stock method.
Share-Based Compensation Plans
We record the grant date fair value of share-based compensation arrangements as compensation cost using a straight-line method over the service period. Share-based compensation is expensed or capitalized based on the nature of the employee’s activities.
Discontinued Operations
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares (the “Spin-off”). Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into certain separation agreements to effect the separation and Spin-off of Paragon Offshore and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the Master Service Agreement (the “MSA”), and the Tax Sharing Agreement (the “TSA”). During the year ended December 31, 2017, we recorded a non-cash loss of $1.5 million in “Net loss from discontinued operations, net of tax” on our Consolidated Statement of Operations from the effects of Paragon Offshore's rejection of the Separation Agreements. For additional information related to the Paragon Spin-off, refer to “Note 14— Commitments and Contingencies.”
Certain Significant Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
Accounting Pronouncements
Accounting Standards Adopted
In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 31, 2016 and we adopted the standard as of January 1, 2017. Under the new provision, current period excess tax benefits related to stock compensation are now recognized in our Consolidated Statement of Operations in “Provision for income taxes,” rather than on our Consolidated Balance Sheet and Consolidated Statement of Cash Flows. This update has been applied on a prospective basis. Changes to our Consolidated Statement of Cash Flows related to the reclassification of prior period excess tax benefits and employee taxes paid for share-based payment arrangements have been implemented on a retrospective basis. In accordance with our adoption of this update, prior period excess tax benefits of approximately $5.5 million and $1.6 million, previously classified as a financing activity in “Employee stock transactions” in the Consolidated Statement of Cash Flows for the year ended December 31, 2016 and 2015, respectively, are now classified as an operating activity in “Net change in other assets and liabilities” on the accompanying Consolidated Statement of Cash Flows for the comparative periods. Additionally, prior period employee taxes paid for share-based payment arrangements of approximately $3.2 million and $4.1 million, previously classified as an operating activity in “Net change in other assets and liabilities” in the Consolidated Statement of Cash Flows for the year ended December 31, 2016 and 2015, respectively, are now classified as a financing activity in “Employee stock transactions” on the accompanying Consolidated Statement of Cash Flows for the comparative periods.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-9, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-9 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The amendments in ASU No. 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted for periods beginning after December 15, 2016. We have formed an implementation work team, completed training on ASC Topic 606 and are finishing a project to review relevant contracts. We have adopted the new standard effective January 1, 2018 under the modified retrospective approach. With respect to our revenue recognized, as of December 31, 2017, we have qualitatively assessed that the effect of adoption will have an impact to deferred revenues in either “Other current liabilities” or “Other liabilities”, to revenues recorded in excess of billings recorded in “Prepaid expenses and other current assets,” and the net impact recorded to “Retained earnings” on our accompanying Consolidated Balance Sheets. Quantitatively, we estimate that the effect of our retrospective adoption will be immaterial. Therefore, with respect to our modified retrospective adoption, we do not anticipate a change to our financial presentation on our Consolidated Balance Sheets as of December 31, 2017.
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances. We expect to adopt ASC 842 effective January 1, 2019. We expect to apply the modified retrospective approach to our adoption. Our adoption will have an impact on how our consolidated financial statements and related disclosures will be presented. With respect to leases whereby we are the lessee, we are currently expecting to recognize lease liabilities and offsetting “right of use” assets upon adoption. We are currently evaluating any other impacts ASC 842, including any newly issued guidance, will have on our consolidated financial statements and related disclosures. To facilitate that evaluation, we have completed training on the ASU, formed an implementation team and started the review and documentation of contracts.
In October 2016, the FASB issued ASU No. 2016-16 which amends ASC Topic 740, “Income Taxes.” The amendments in this update improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for interim and annual reporting periods beginning after December 15, 2017 and will be applied on a modified retrospective basis. As a result of the modified retrospective application, we will reduce “Other assets” in our Consolidated Balance Sheet with a cumulative adjustment to retained earnings of approximately $148.0 million as of January 1, 2018.
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
In February 2018, the FASB issued ASU No. 2018-2, which amends ASC Topic 220, “Income Statement—Reporting Comprehensive Income.” The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This standard is effective for interim and annual reporting periods beginning after December 15, 2018; however, we expect to early adopt ASC 220 effective January 1, 2018. The amendment should be applied on a retrospective basis to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. As a result of the retrospective application, we will reduce “Accumulated Other Comprehensive Income” with a cumulative adjustment to “Retained Earnings” of approximately $5.5 million as of January 1, 2018.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

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
During the years ended December 31, 2017, 2016 and 2015, the Bully joint ventures approved and paid dividends totaling $113.8 million, $171.9 million and $143.0 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at December 31, 2017 and 2016 totaled $1.3 billion and $1.4 billion, respectively. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $41.6 million at December 31, 2017 as compared to approximately $34.7 million at December 31, 2016.

Note 3— Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for Noble-UK:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Basic
Net income (loss) attributable to Noble-UK	$(516,511)	$(929,580)	$511,000
Net income (loss) from discontinued operations, net of tax	1,486	—	—
Earnings allocated to unvested share-based payment awards	—	—	(10,856)
Net income (loss) from continuing operations to common shareholders - basic	$(515,025)	$(929,580)	$500,144
Diluted
Net income (loss) attributable to Noble-UK	$(516,511)	$(929,580)	$511,000
Net income (loss) from discontinued operations, net of tax	1,486	—	—
Net income (loss) from continuing operations to common shareholders - diluted	$(515,025)	$(929,580)	$511,000
Denominator:
Weighted average shares outstanding - basic	244,743	243,127	242,146
Incremental shares issuable from assumed exercise of stock options and unvested share-based payment awards	—	—	5,256
Weighted average shares outstanding - diluted	244,743	243,127	247,402
Earnings per share
Basic:
Income (loss) from continuing operations	$(2.10)	$(3.82)	$2.06
Income (loss) from discontinued operations	(0.01)	—	—
Net income (loss) attributable to Noble-UK	$(2.11)	$(3.82)	$2.06
Diluted:
Income (loss) from continuing operations	$(2.10)	$(3.82)	$2.06
Income (loss) from discontinued operations	(0.01)	—	—
Net income (loss) attributable to Noble-UK	$(2.11)	$(3.82)	$2.06
Dividends per share	$—	$0.20	$1.28
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the years ended December 31, 2017 and 2016, 12.0 million and 9.9 million share-based awards, respectively, were excluded from the diluted earnings per share since the effect would have been anti-dilutive. For the year ended December 31, 2015, approximately 1.7 million underlying stock options were excluded from the diluted earnings per share as such stock options were anti-dilutive.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4— Receivables from Customers
At December 31, 2016, we had receivables of approximately $14.4 million related to the Noble Max Smith, which had been disputed by our former customer, Petróleos Mexicanos (“Pemex”) and were classified as long-term and included in “Other assets” on our Consolidated Balance Sheet. The receivables were related to lost revenues for downtime that occurred after our rig was damaged when one of Pemex's supply boats collided with our rig in 2010. A Mexican subsidiary of Paragon Offshore, which had operated the Noble Max Smith, had been prosecuting the claim against Pemex. During the year ended December 31, 2017, Paragon Offshore has announced that, as part of its bankruptcy plan, it will liquidate the Mexican entity involved.
While Noble owns all rights to amounts from that claim and will take available actions to recover such amounts, we believe the announced actions by Paragon Offshore create uncertainty relating to the prosecution of the claim and associated recovery, and accordingly, the disputed amounts of approximately $14.4 million were written off through “Contract drilling services” costs on the accompanying Consolidated Statements of Operations during the year ended December 31, 2017.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	Year Ended December 31,
	2017	2016
Drilling equipment and facilities	$11,746,629	$12,048,571
Construction in progress	83,509	112,103
Other	204,193	204,214
Property and equipment, at cost	$12,034,331	$12,364,888
Capital expenditures, including capitalized interest, totaled $111.1 million, $659.9 million and $422.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, there was no capitalized interest due to the completion of our newbuild program. Capitalized interest was $22.4 million and $25.0 million for the years ended December 31, 2016 and 2015, respectively.
We took delivery of our final newbuild project, the heavy-duty, harsh environment jackup, the Noble Lloyd Noble, in July 2016, which commenced operations in November 2016 under a four-year contract in the North Sea. The Noble Sam Hartley commenced operations in January 2016.
During the year ended December 31, 2017, we recognized a $14.3 million charge in “Contract drilling services” costs related to damages sustained on the Noble Danny Adkins and Noble Jim Day during Hurricane Harvey in the U.S. Gulf of Mexico region.
During the years ended December 31, 2017, 2016, and 2015 we recognized a non-cash loss on impairment of $121.6 million, $1.5 billion and $418.3 million, respectively, related to our long-lived assets. See “Note 6— Impairment” for additional information.
Note 6— Impairment
In connection with the preparation of the consolidated financial statements included in this Annual Report, consistent with our accounting policies discussed in “Note 1— Organization and Significant Accounting Policies,” we evaluate our property and equipment for impairment whenever there are circumstances that suggest the value of an asset may not be recoverable.
An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. An impairment loss may be recognized when the excess of the asset's carrying value exceeds the estimated fair value. We estimate the fair value by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating day rates, operating costs, utilization rates, capital expenditures, reactivation costs and estimated economic useful lives. In addition, if we believe that one of our drilling units is no longer marketable or is otherwise unlikely to return to active service, we may elect to retire the unit and/or sell the unit at a value that may be substantially below its book value, and recognize an impairment charge that reduces the asset’s carrying value to the estimated fair value.
During the years ended December 31, 2017, 2016, and 2015, we recognized a non-cash loss on impairment of $121.6 million, $1.5 billion and $418.3 million, respectively, related to certain rigs and related capital spares.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the year ended December 31, 2017, we identified indicators that certain assets in our fleet might not be recoverable. Such indicators included additional customer suspensions of drilling programs, contract cancellations, a further reduction in the number of new contract opportunities, resulting in reduced drilling contracts, and our belief that a drilling unit is no longer marketable and is unlikely to return to service. As a result, we determined that the carrying amounts of the Noble Amos Runner, Noble Alan Hay, Noble David Tinsley and certain capital spares were impaired and recorded an impairment charge of approximately $121.6 million.
During the year ended December 31, 2016, in connection with our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Amos Runner, Noble Clyde Boudreaux and Noble Dave Beard and recorded a charge of $1.0 billion related to these units. In addition, we concluded that the semisubmersible, the Noble Homer Ferrington, and certain capital spare equipment would not be utilized in the foreseeable future, and we recognized impairment charges of approximately $120.1 million and $170.5 million, respectively. Further, we decided to retire our semisubmersible, Noble Max Smith, which was sold for $1.2 million after we recognized an impairment charge during the year of approximately $164.8 million.
During the year ended December 31, 2015, we decided that we would no longer market one of our drillships, the Noble Discoverer. The decision was a result of the termination of the contract for this rig by Shell in December 2015 and the decreased opportunities for rigs of this type in the current marketplace. We also reviewed assumptions on the future marketability of one of our jackups, the Noble Charles Copeland, after its contract completion in late September 2015, with consideration given to its years in service, limited technical features and anticipated capital requirements in light of the current market conditions, and we decided to discontinue marketing this unit. Additionally, based upon an analysis of capital spare equipment, we elected to retire certain capital spare equipment. Accordingly, we recorded an impairment charge of $406.0 million for the year ended December 31, 2015 for these rigs and certain capital spares.
Note 7— Debt
Credit Facilities and Commercial Paper Program
2015 Credit Facility
At December 31, 2017, we had a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and which is guaranteed by our indirect, wholly owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”). The 2015 Credit Facility also provided us with the ability to issue up to $500.0 million in letters of credit. The issuance of letters of credit under the facility reduces the amount available for borrowing. At December 31, 2017, we had no borrowings outstanding or letters of credit issued under our 2015 Credit Facility.
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement, (the “Amendment”) amending the 2015 Credit Facility. Upon certain conditions, including the entering into of the Company's 2017 Credit Facility (as defined below), the Amendment provides for, on or after January 3, 2018, among other things (i) a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and (ii) the reduction of the 2015 Credit Facility's letter of credit subfacility to zero dollars. The maturity of the 2015 Credit Facility remains January 2020.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of borrowings under the 2017 Credit Facility of $1.5 billion became available on January 3, 2018 upon the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility provides for a letter of credit subfacility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility has an initial maturity of up to five years from the date on which the borrowings became available, or January 3, 2023. At December 31, 2017, we had no borrowings outstanding or letters of credit issued under the 2017 Credit Facility.

Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under each of the Credit Facilities on the daily unused amount of the underlying commitment which varies depending on our credit ratings. At December 31, 2017, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Debt Issuances
In December 2016, we issued $1.0 billion aggregate principal amount of the 2024 Notes, which we issued through our indirect wholly-owned subsidiary, NHIL. The net proceeds of approximately $967.6 million, after estimated expenses, were primarily used to retire a portion of our near-term senior notes in a related tender offer and the remaining portion was used for general corporate purposes. In January 2018, we issued and sold $750.0 million aggregate principal amount of our Senior Notes due 2026, which is described further in “Note 19— Subsequent Events.”
Senior Notes Interest Rate Adjustments
During 2017 and 2016, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings significantly below investment grade. As a result of these downgrades, we experienced interest rate increases during 2017 and 2016 on the 2018 Notes, 2025 Notes and 2045 Notes, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017 S&P Global Ratings further reduced our debt rating, which will increase the interest rates on the 2025 Notes and 2045 Notes to 7.95% and 8.95%, respectively, beginning in April 2018. Once the new interest rates take effect in April 2018, these senior notes will have reached the contractually-defined maximum interest rate set for each rating agency and no further interest rate increase will occur.
Our other outstanding senior notes, including the 2024 Notes issued in December 2016, and 2026 Notes issued in January 2018, do not contain provisions varying applicable interest rates based upon our credit ratings.
Debt Tender Offers and Repayments
In March 2017, we repaid our 2017 Notes using cash on hand. We anticipate using cash on hand to repay the outstanding balance of our $300 million 2018 Notes, maturing in March 2018. In February 2018, we completed an optional redemption of our remaining 2019 Notes, which is described further in “Note 19— Subsequent Events.”
In December 2016, we commenced cash tender offers for our 2020 Notes, 2021 Notes and 2022 Notes. On December 28, 2016, we purchased $762.3 million of these Senior Notes for $750.0 million, plus accrued interest, using a portion of the net proceeds of the $1.0 billion 2024 Notes issuance in December 2016. In December 2016, as a result of these tender offers, we recognized a net gain of approximately $6.7 million.
In March 2016, we commenced cash tender offers for our 2020 Notes and our 2021 Notes. On April 1, 2016, we purchased $36.0 million of these Senior Notes for $24.0 million, plus accrued interest, using cash on hand. In April 2016, as a result of these tender offers, we recognized a net gain of approximately $11.1 million.
Covenants
The 2015 Credit Facility is guaranteed by NHUS and NHIL. The 2015 Credit Facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the 2015 Credit Facility, to 0.60. At December 31, 2017, our ratio of debt to tangible capitalization was approximately 0.43. We were in compliance with all covenants under the 2015 Credit Facility as of December 31, 2017.
The 2017 Credit Facility contains certain financial covenants (as defined in the 2017 Credit Facility) applicable to NHUK and its subsidiaries, including (i) a covenant restricting debt to total tangible capitalization to not greater than 55% at the end of each fiscal quarter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of the Rig Value of Marketed Rigs to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of (A) the Rig Value of the Closing Date Rigs that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million.
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. Certain other subsidiaries of Noble-UK will be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
The 2017 Credit Facility contains additional covenants generally applicable to NHUK and its subsidiaries that NCL considers usual and customary for an agreement of this type, including compliance with laws (including environmental laws, ERISA and anti-corruption and sanctions laws), delivery of quarterly and annual financial statements, maintenance and operation of property, restrictions on the incurrence of liens and indebtedness, mergers and other fundamental changes, restricted payments, repurchases and redemptions of indebtedness with maturities outside of the maturity of the 2017 Credit Facility, sale and leaseback transactions and transactions with affiliates. Borrowings under the 2017 Credit Facility are subject to acceleration upon the occurrence of events of default that NCL considers usual and customary for an agreement of this type.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In addition to the covenants from the Credit Facilities noted above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring debt or assuming certain liens and on entering into sale and lease-back transactions. The indenture for the 2026 Notes that we issued in January 2018 places more limitations on us and our subsidiaries than our other senior note indentures. See “—Debt Issuances” above.
At December 31, 2017, we were in compliance with all of the debt covenants under our Credit Facilities and senior notes. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and expect to remain in compliance throughout 2018.
Five-year debt obligations
At December 31, 2017, aggregate principal repayments of total debt for the next five years and thereafter are as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$250,000	$201,695	$167,766	$208,675	$125,661	$3,150,000	$4,103,797
Carrying value and estimated fair values
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in “Note 13— Fair Value of Financial Instruments.”
The following table presents the carrying value and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes
2.50% Senior Notes due March 2017	$—	$—	$299,992	$299,128
5.75% Senior Notes due March 2018	249,959	250,830	249,771	249,808
7.50% Senior Notes due March 2019	201,695	206,881	201,695	209,524
4.90% Senior Notes due August 2020	167,625	163,283	167,576	167,329
4.625% Senior Notes due March 2021	208,568	195,687	208,538	196,416
3.95% Senior Notes due March 2022	125,518	107,348	125,488	112,791
7.75% Senior Notes due January 2024	982,301	861,160	980,117	945,317
7.70% Senior Notes due April 2025	449,008	380,732	448,909	423,267
6.20% Senior Notes due August 2040	399,900	274,988	399,898	280,221
6.05% Senior Notes due March 2041	397,800	273,988	397,758	273,854
5.25% Senior Notes due March 2042	498,400	315,430	498,369	325,814
8.70% Senior Notes due April 2045	394,659	320,396	394,613	328,608
Total debt	4,075,433	3,350,723	4,372,724	3,812,077
Less: Unamortized debt issuance costs	(29,723)		(32,613)
Less: Current maturities of long-term debt (1)	(249,843)	(250,830)	(299,882)	(299,128)
Long-term debt, net of debt issuance costs	$3,795,867	$3,099,893	$4,040,229	$3,512,949

(1)	Presented net of current portion of unamortized debt issuance costs of $0.1 million and $0.1 million at December 31, 2017 and 2016, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8— Equity
Share Capital
As of December 31, 2017 Noble-UK had approximately 245.0 million shares outstanding and trading as compared to approximately 243.2 million shares outstanding and trading at December 31, 2016. Repurchased shares are recorded at cost, and include shares repurchased pursuant to our approved share repurchase program discussed below. Our Board of Directors may increase our share capital through the issuance of up to 53 million authorized shares (at current nominal value of $0.01 per share) without obtaining shareholder approval.
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK laws. Therefore, Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. The resumption of the payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual restrictions and other factors deemed relevant by our Board of Directors.
Share Repurchases
The Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. In December 2014, we received shareholder approval to repurchase up to 37 million ordinary shares, or approximately 15 percent of our outstanding ordinary shares at the time of the shareholder approval. The authority to make such repurchases expired at the end of the Company’s 2016 annual general meeting of shareholders, which was held on April 22, 2016. During 2015, we repurchased 6.2 million of our ordinary shares covered by this authorization at an average price of $16.10 per share, excluding commissions and stamp tax, for a total cost of approximately $100.6 million. All shares repurchased were made in the open market pursuant to the share repurchase program discussed above, and all shares repurchased were immediately canceled. During the years ended December 31, 2017 and 2016, we did not repurchase any of our shares.
Share-Based Compensation Plans
Stock Plans
During 2015, Noble Corporation plc shareholders approved a new equity plan, the Noble Corporation 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”), which permits grants of options, stock appreciation rights (“SARs”), stock or stock unit awards or cash awards, any of which may be structured as a performance award, from time to time to employees who are to be granted awards under the 2015 Incentive Plan. Neither consultants nor non-employee directors are eligible for awards under the 2015 Incentive Plan.
During 2017 and 2016, the 2015 Incentive Plan was restated and shareholders approved amendments, primarily to increase the number of ordinary shares available for issuance as long-term incentive compensation under the 2015 Incentive Plan by 3.7 million and 9.5 million shares, respectively. The maximum aggregate number of ordinary shares that may be granted for any and all awards under the 2015 Incentive Plan will not exceed 20.5 million shares and at December 31, 2017, we had 10.4 million shares remaining available for grants to employees.
The Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), provides for the granting of options to purchase our shares, with or without stock appreciation rights, and the awarding of restricted shares or units to selected employees. Upon shareholder approval of the 2015 Incentive Plan, as described above, the 1991 Plan was terminated and equity based awards to employees are now made only through the 2015 Incentive Plan. Equity based awards previously granted under the 1991 Plan remain outstanding in accordance with their terms, which include the 1991 Plan.
Prior to 2017, we used the Noble Corporation 1992 Nonqualified Stock Options and Share Plan for Non-Employee Directors (the “1992 Plan”), to issue stock awards to non-employee directors. During 2017, upon shareholder approval, the Noble Corporation plc 2017 Director Omnibus Plan (the “Director Plan”) replaced the 1992 Plan. At the same time, the 1992 Plan was terminated and equity based awards to non-employee directors are now made only through the Director Plan.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Stock Options
Options have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2017, 2016 and 2015 and the changes during the year ended on those dates is presented below:

	2017		2016		2015
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,420,175	$29.52	1,677,154	$29.48	1,958,633	$28.43
Expired	(107,020)	29.74	(256,979)	29.22	(281,479)	22.17
Outstanding at end of year (1)	1,313,155	29.51	1,420,175	29.52	1,677,154	29.48
Exercisable at end of year (1)	1,313,155	$29.51	1,420,175	$29.52	1,677,154	$29.48

(1)	Options outstanding and exercisable at December 31, 2017 had no intrinsic value.
The following table summarizes additional information about stock options outstanding at December 31, 2017:

	Options Outstanding and Exercisable
	Number of Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$20.49 to $26.18	302,854	2.67	$21.37
$26.19 to $31.51	360,936	5.10	30.59
$31.52 to $35.73	649,365	3.16	32.70
Total	1,313,155	3.58	$29.51
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
There were no non-vested stock option balances at December 31, 2017 or any changes during the year ended December 31, 2017. No new stock options were granted during the years ended December 31, 2017, 2016 and 2015.
There was no compensation cost recognized during the years ended December 31, 2017 and 2016, respectively, related to stock options. Compensation cost recognized during the year ended December 31, 2015 related to stock options totaled $0.1 million.
Restricted Stock Units (“RSUs”)
We have awarded both TVRSUs and PVRSUs under the 1991 Plan and the 2015 Incentive Plan. The TVRSUs generally vest over a three-year period. The number of PVRSUs which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria are strictly market-based criteria as defined by FASB standards.
The TVRSUs are valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized over the service period. The shares and related nominal value are recorded when the restricted stock unit vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The market-based PVRSUs are valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSUs include historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows:

	2017	2016	2015
Valuation assumptions:
Expected volatility	56.4%	40.7%	34.0%
Expected dividend yield	—%	—%	9.4%
Risk-free interest rate	1.49%	0.97%	0.8%

Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
A summary of the RSUs awarded for each of the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
TVRSU
Units awarded (maximum available)	3,231,225	3,624,182	2,004,311
Weighted-average share price at award date	$6.96	$7.78	$15.90
Weighted-average vesting period (years)	3.0	3.0	3.0
PVRSU
Units awarded (maximum available)	2,474,978	2,914,044	1,205,130
Weighted-average share price at award date	$7.28	$7.79	$15.94
Three-year performance period ended December 31	2019	2018	2017
Weighted-average award-date fair value	$4.37	$3.81	$9.12
During the years ended December 31, 2017, 2016 and 2015, we awarded 212,849, 227,937 and 99,063 shares, respectively, to our employees. During the year ended December 31, 2017, we awarded 197,316 shares to our non-employee directors.
A summary of the status of non-vested RSUs at December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

	TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at January 1, 2017	4,089,167	$11.18	4,378,825	$7.85
Awarded	3,231,225	6.96	2,474,978	4.37
Vested	(1,768,175)	47.20	(367,794)	65.56
Forfeited	(508,715)	8.41	(840,555)	10.67
Non-vested RSUs at December 31, 2017	5,043,502	$7.95	5,645,454	$4.98
(1)The number of PVRSUs shown equals the units that would vest if the “maximum” level of performance is achieved. The minimum number of units is zero and the “target” level of performance is 50 percent of the amounts shown.
At December 31, 2017, there was $21.5 million of total unrecognized compensation cost related to the TVRSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total award-date fair value of TVRSUs vested during the year ended December 31, 2017 was $23.8 million.
At December 31, 2017, there was $9.8 million of total unrecognized compensation cost related to the PVRSUs, which is expected to be recognized over a remaining weighted-average period of 1.5 years. The total potential compensation for PVRSUs is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. In February 2018, 603,440 PVRSUs for the 2015-2017 performance period were forfeited.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share-based amortization recognized during the years ended December 31, 2017, 2016 and 2015 related to all restricted stock totaled $29.1 million ($26.3 million net of income tax), $34.7 million ($31.0 million net of income tax) and $39.0 million ($31.0 million net of income tax), respectively. During the year ended December 31, 2017, capitalized share-based amortization was zero. During the years ended December 31, 2016 and 2015, capitalized share-based amortization totaled approximately $0.2 million and $1.0 million, respectively.
Note 9— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of AOCI for the years ended December 31, 2017 and 2016. All amounts within the tables are shown net of tax.

	Unrealized Gains /(Losses) on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2015	$—	$(46,919)	$(16,256)	$(63,175)
Activity during period:
Other comprehensive income (loss) before reclassifications	1,187	(8,237)	(19)	(7,069)
Amounts reclassified from AOCI	(1,187)	19,291	—	18,104
Net other comprehensive income (loss)	—	11,054	(19)	11,035
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income before reclassifications	1,239	6,630	990	8,859
Amounts reclassified from AOCI	(1,239)	1,632	—	393
Net other comprehensive income	—	8,262	990	9,252
Balance at December 31, 2017	$—	$(27,603)	$(15,285)	$(42,888)

(1)
Unrealized gains/(losses) on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCI are recognized through “Contract drilling services” costs on our Consolidated Statements of Operations. See “Note 12— Derivative Instruments and Hedging Activities” for additional information.

(2)
Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCI are recognized as expense on our Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” “See Note 11— Employee Benefit Plans ” for additional information.

Note 10— Income Taxes
Noble-UK is a company which is a tax resident in the UK and, as such, will be subject to UK corporation tax on its taxable profits and gains. A UK tax exemption is available in respect of qualifying dividends income and capital gains related to the sale of qualifying participations. We operate in various countries throughout the world, including the United States. The income or loss of the non-UK subsidiaries is not expected to be subject to UK corporation tax. Prior to the redomiciliation, Noble-Swiss was the group holding company and was exempt from Swiss cantonal and communal income tax on its worldwide income or loss, and was also granted participation relief from Swiss federal tax for qualifying dividend income and capital gains related to the sale of qualifying participations. It is expected that the participation relief will result in a full exemption of participation income from Swiss federal income tax. We do not expect the redomiciliation from Switzerland to the UK to have a material impact on our effective tax rate.
Consequently, we have taken account of those tax exemptions and provided for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries have a taxable presence for income tax purposes.
On December 22, 2017, the President of the United States signed The Act into law. The Act makes significant changes to various areas of U.S. federal income tax law by, among other things, lowering corporate income tax rates, implementing the territorial tax system, and rules limiting base erosion, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries of U.S parent shareholders.
The Company recognized the income tax effects of the Act in its 2017 financial statements in accordance with ASC Topic 740, Income Taxes, in the reporting period in which the Act was enacted. Based on guidance issued from SAB 118, the Company has not provided provisional estimates for items in which the accounting for certain income tax effects of the Act is incomplete and as such, the Company will continue to apply ASC 740 on the basis of the laws in effect immediately before the enactment of the Act.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The changes to existing U.S. tax law as a result of the Act, which had an impact on the Company's federal income taxes for 2017, are as follows:

•
The Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. Accordingly, the Company recorded a financial statement benefit of $109.0 million as a result of the remeasurement of its net deferred tax liabilities during the quarter ended December 31, 2017.

•
The Act provides for a Deemed Repatriation Transition Tax (the “Transition Tax”), which is a one-time tax on previously untaxed accumulated earnings and profits (“E&P”) of certain foreign subsidiaries. For the quarter ended December 31, 2017, no additional income taxes were provided for as the Company has estimated there to be no untaxed accumulated E&P.

•
The Act provides for immediate an deduction of 100% of the costs of qualified property that is placed in service after September 27, 2017 and before January 1, 2023.The deduction will phase out by 20 percentage points each calendar year for qualified property that is placed in service after December 21, 2022. The company has estimated no material impact from this provision for the quarter ended December 31, 2017.

The estimates above are provisional amounts based on information available as of December 31, 2017. These amounts are subject to changes as we refine our estimates and our interpretation of the Act. Any adjustments to these provisional amounts will be included in the financial statements in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of 2018.
Other provisions of the Act, which are effective January 1, 2018 and could have an impact on the Company's financial results for 2018 and later periods are as follows:

•
The Act limits the deduction of business interest to 30% of “adjusted taxable income”, which is taxable income computed without regard to (i) any items not attributable to a trade or business, (ii) business interest income and business interest expense, (iii) any net operating loss deduction, and (iv) for taxable years beginning before January 1, 2022, deductions for depreciation , amortization and depletion. This limitation could result in a deferral or permanent reduction in the amount of interest that is deductible for U.S. federal income tax purposes after 2017.

•
The Act eliminates the U.S. federal income tax carryback provision for net operating losses (“NOLs”) generated after 2017 and limits the taxpayer's ability to utilize NOL carryforwards to 80% of taxable income. These changes could impact the company's valuation allowance assessment for NOLs generated after December 31, 2017.

•
The Act includes an anti-base erosion provision which establishes a tax on certain payments made by U.S. corporate taxpayers to related foreign persons, also referred to as Base Erosion and Anti-Abuse Tax (“BEAT”). The company is continuing to gather additional information to determine the ultimate impact of BEAT.

•
The Act introduces a new anti-deferral provision, which subjects a U.S. parent shareholder to current tax on certain income referred to as GILTI, of its foreign subsidiaries. The company has not made any adjustments related to potential GILTI tax in its financial statements and has adopted a policy to treat tax due on future U.S. inclusions in taxable income as period costs when incurred.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The components of the net deferred taxes are as follows:

	2017	2016
Deferred tax assets
United States
Excess of net tax basis over remaining book basis	$—	$56,351
Deferred pension plan amounts	10,758	16,797
Accrued expenses not currently deductible	11,585	19,012
Other	2,150	6,803
Non-U.S.
Net operating loss carry forwards	—	3,800
Deferred pension plan amounts	134	3,120
Accrued expense not currently deductible	14,085	2,064
Deferred tax assets	38,712	107,947
Less: valuation allowance	—	(3,800)
Net deferred tax assets	$38,712	$104,147
Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$(182,401)	$—
Other	(6,652)	(7,672)
Non-U.S.
Excess of net book basis over remaining tax basis	—	(200)
Other	(402)	(4,305)
Deferred tax liabilities	(189,455)	(12,177)
Net deferred tax assets (liabilities)	$(150,743)	$91,970
Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
United States	$(81,329)	$(428,087)	$4,031
Non-U.S.	(368,485)	(538,942)	738,402
Total	$(449,814)	$(967,029)	$742,433

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The income tax provision (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current- United States	$(227,707)	$61,928	$113,648
Current- Non-U.S.	29,010	18,813	81,756
Deferred- United States	257,432	(189,880)	(38,103)
Deferred- Non-U.S.	(16,106)	(17)	1,931
Total	$42,629	$(109,156)	$159,232

The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties. In 2016, we released an uncertain tax position in Libya in the gross amount of $40 million coupled with a related tax benefit of $13 million.

	2017	2016	2015
Gross balance at January 1,	$159,826	$169,687	$108,812
Additions based on tax positions related to current year	14,187	15,665	31,022
Additions for tax positions of prior years	1,284	18,662	47,561
Reductions for tax positions of prior years	(860)	(43,701)	(11,945)
Expiration of statutes	—	(487)	(1,237)
Tax settlements	—	—	(4,526)
Gross balance at December 31,	174,437	159,826	169,687
Related tax benefits	(1,008)	(1,008)	(14,369)
Net reserve at December 31,	$173,429	$158,818	$155,318
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2017	2016
Reserve for uncertain tax positions, excluding interest and penalties	$173,429	$158,818
Interest and penalties included in “Other liabilities”	18,431	13,702
Reserve for uncertain tax positions, including interest and penalties	$191,860	$172,520
At December 31, 2017, the reserves for uncertain tax positions totaled $191.9 million (net of related tax benefits of 1.0 million). If the December 31, 2017 reserves are not realized, the provision for income taxes would be reduced by $186.6 million. At December 31, 2016, the reserves for uncertain tax positions totaled $172.5 million (net of related tax benefits of 1.0 million).
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
We include, as a component of our “Income tax provision,” potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $4.7 million in 2017, an income tax expense of $2.7 million in 2016 and an income tax benefit of $2.9 million in 2015.
During the year ended December 31, 2017, our income tax provision included a non-cash, discrete item of $260.7 million as the result of an internal tax restructuring, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease deployment of cash throughout the business and consolidate operations into one centralized group of entities.
As of December 31, 2017, we recorded deferred charges of $145.3 million related to the deferral of income tax expense on intercompany asset transfers as a result of our internal tax restructuring. The deferred charges are included in “Other assets” on the accompanying Consolidated Balance Sheet and are amortized as a component of income tax expense over the remaining life of the underlying assets.
We conduct business globally and, as a result, we file numerous income tax returns in U.S. and in non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including in jurisdictions such as Brazil, Brunei, Bulgaria, Cyprus, Mexico, Norway, Saudi Arabia, Argentina, Australia, Denmark, Gabon, Luxembourg, Malaysia, the Netherlands, Tanzania,

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Singapore, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2010 and non-U.S. income tax examinations for years before 2000.
Noble-UK conducts substantially all of its business through Noble-Cayman and its subsidiaries. The income or loss of our non-UK subsidiaries is not subject to UK income tax. Earnings are taxable in the United Kingdom at the UK statutory rate of 19 percent. The ongoing consultative process in the United Kingdom and a possible change in law could materially impact our tax rate on operations in the United Kingdom continental shelf. A reconciliation of tax rates outside of the United Kingdom and the Cayman Islands to our Noble-UK effective rate for continuing operations is shown below:

	Year Ended December 31,
	2017	2016	2015
Effect of:
Tax rates which are different than the UK and Cayman Island rates	23.4%	8.4%	14.4%
Tax impact of asset impairment	11.7%	3.9%	5.3%
Tax impact of tax restructuring	(76.1)%	—%	—%
Tax impact of tax reform	33.4%	—%	—%
Reserve for (resolution of) tax authority audits	(1.9)%	(1.0)%	1.7%
Total	(9.5)%	11.3%	21.4%
We generated and fully utilized U.S. foreign tax credits of $15.0 million in 2015. Due to foreign tax credit limitation constraints, in 2017 and 2016, the Company has made the determination to take foreign tax expense as a deduction against U.S. taxable income.
At December 31, 2017, the company asserts that the investment in foreign subsidiaries is permanent in nature, and estimates that there are no net cumulative earnings in its foreign subsidiaries. At December 31, 2016, we had no undistributed earnings of our subsidiaries for which deferred income taxes have not been provided.
Note 11— Employee Benefit Plans
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
During the years ended December 31, 2017, we made contributions to our pension plans of approximately $0.6 million, which satisfied our obligations under our defined benefit plan for the North Sea region.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at beginning of year	$72,347	$216,577	$69,372	$228,390
Service cost	—	—	2,914	6,647
Interest cost	2,151	8,593	2,412	9,557
Actuarial loss (gain)	(11,265)	19,113	19,296	(5,178)
Benefits paid	(2,836)	(6,795)	(3,515)	(5,747)
Settlements and curtailments	(4,825)	(2,313)	(5,735)	(17,092)
Plan participants’ contributions	—	—	307	—
Foreign exchange rate changes	6,380	—	(12,704)	—
Benefit obligation at end of year	$61,952	$235,175	$72,347	$216,577
A reconciliation of the changes in fair value of plan assets is as follows:

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$71,286	$171,240	$75,855	$167,947
Actual return on plan assets	5,594	24,760	9,371	8,657
Employer contributions	651	2,348	2,832	383
Benefits paid	(2,836)	(6,795)	(3,515)	(5,747)
Plan participants’ contributions	—	—	307	—
Settlement and curtailment	(4,597)	(2,313)	—	—
Foreign exchange rate changes	7,043	—	(13,564)	—
Fair value of plan assets at end of year	$77,141	$189,240	$71,286	$171,240
The funded status of the plans is as follows:

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$15,189	$(45,935)	$(1,061)	$(45,337)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$15,189	$—	$313	$229
Other liabilities (current)	—	(2,312)	—	(3,857)
Other liabilities (noncurrent)	—	(43,623)	(1,374)	(41,709)
Net amount recognized	$15,189	$(45,935)	$(1,061)	$(45,337)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Amounts recognized in AOCI consist of:

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$2,258	$39,569	$17,035	$34,200
Deferred income tax asset	(375)	(13,849)	(3,120)	(12,250)
Accumulated other comprehensive loss	$1,883	$25,720	$13,915	$21,950

Pension costs include the following components:

	Years Ended December 31,
	2017		2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$—	$—	$2,914	$6,647	$3,344	$8,596
Interest cost	2,151	8,593	2,412	9,557	2,546	9,198
Return on plan assets	(2,879)	(11,764)	(3,393)	(12,389)	(3,673)	(13,146)
Amortization of prior service cost	—	—	104	118	104	142
Recognized net actuarial loss	743	1,464	142	4,398	315	6,158
Settlement and curtailment gains	(838)	82	600	200	—	—
Net pension benefit cost (gain)	$(823)	$(1,625)	$2,779	$8,531	$2,636	$10,948
There is no estimated net actuarial losses or prior service cost for either of the non-U.S. plans or U.S. plans that will be amortized from AOCI into net periodic pension cost in 2018.
During the years ended December 31, 2017, 2016 and 2015, we adopted the Retirement Plan (“RP”) mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries for each of the respective years. The RP 2017, 2016 and 2015 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales decreased our pension liability on our U.S. plans by approximately $1.6 million, $2.9 million and $3.0 million as of December 31, 2017, 2016 and 2015.
Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$61,952	$235,175	$72,347	$216,577
Accumulated benefit obligation	61,952	235,175	72,347	216,577
Fair value of plan assets	77,141	189,240	71,286	171,240

The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2017 and 2016. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$—	$235,175	$5,015	$189,244
Fair value of plan assets	—	189,240	3,642	143,678
The PBO for the unfunded excess benefit plan was $16.4 million at December 31, 2017 as compared to $16.9 million in 2016, and is included under “U.S.” in the above tables.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2017 and 2016. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees will accrue no future benefits under the plans after December 31, 2016.

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$—	$235,175	$5,015	$189,244
Fair value of plan assets	—	189,240	3,642	143,678
The ABO for the unfunded excess benefit plan was $16.4 million at December 31, 2017 as compared to $16.9 million in 2016, and is included under “U.S.” in the above tables.
Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	Years Ended December 31,
	2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	2.60%	2.84%-3.66%	2.15%-2.70%	3.00%-4.24%
Rate of compensation increase	N/A	N/A	3.6%	N/A

	Years Ended December 31,
	2017		2016		2015
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	2.48%-2.70%	3.00%-4.24%	2.15%-3.90%	3.09%-4.48%	2.60%-3.70%	2.98%-4.38%
Expected long-term return on assets	4.10%	6.00%-6.50%	1.60%-5.00%	7.00%	1.60%-4.90%	7.50%
Rate of compensation increase	N/A	N/A	3.60%-4.20%	N/A	3.60%-4.10%	2.00%-5.00%
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
In developing the expected long-term rate of return on assets, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio. To assist us with this analysis, we employ third-party consultants for our U.S. and non U.S. plans that use a portfolio return model.
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
The actual fair values of Non-U.S. pension plans are as follows:

	Year Ended December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$280	$280	$—	$—
Equity securities:
International companies	54,145	54,145	—	—
Fixed income securities:
Corporate bonds	22,716	22,716	—	—
Total	$77,141	$77,141	$—	$—

	Year Ended December 31, 2016
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$337	$337	$—	$—
Equity securities:
International companies	46,845	46,845	—	—
Fixed income securities:
Corporate bonds	20,462	20,462	—	—
Other	3,642	—	—	3,642
Total	$71,286	$67,644	$—	$3,642
U.S. Plans
The Trust invests in equity securities, fixed income debt securities, and cash equivalents and other short-term investments. The Trust may invest in these investments directly or through pooled vehicles, including mutual funds.
The Company’s overall investment strategy, or target range, is to achieve a mix of approximately 31.5 percent in equity securities, 67.3 percent in debt securities and 1.2 percent in cash holdings. Actual results may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.
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
No shares of Noble were included in equity securities at either December 31, 2017 or 2016.
The actual fair values of U.S. pension plan assets are as follows:

	Year Ended December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,275	$3,275	$—	$—
Equity securities:
United States	43,535	16,430	27,105	—
International	17,712	17,712	—	—
Fixed income securities:
Corporate bonds	40,793	40,793	—	—
Treasury bonds	83,925	83,925	—	—
Total	$189,240	$162,135	$27,105	$—

	Year Ended December 31, 2016
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,524	$2,524	$—	$—
Equity securities:
United States	80,264	80,264	—	—
International	34,049	34,049	—	—
Fixed income securities:
Corporate bonds	54,403	54,403	—	—
Total	$171,240	$171,240	$—	$—
As of December 31, 2017, no single security made up more than 10 percent of total assets of either the U.S. or the Non-U.S. plans.
Defined Benefit Plans—Cash Flows
In 2017, we made total contributions of $0.7 million and $2.3 million to our non-U.S. and U.S. pension plans, respectively. In 2016, we made total contributions of $2.8 million and $0.4 million to our non-U.S. and U.S. pension plans, respectively. In 2015, we made total contributions of $2.2 million and $0.5 million to our non-U.S. and U.S. pension plans, respectively. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2018, subject to applicable law, to be zero and $2.3 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table summarizes our estimated benefit payments at December 31, 2017:

		Payments by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Estimated benefit payments
Non U.S. plans	$36,203	$3,079	$3,189	$3,301	$3,419	$3,540	$19,675
U.S. plans	109,410	9,544	8,904	9,342	13,359	12,350	55,911
Total estimated benefit payments	$145,613	$12,623	$12,093	$12,643	$16,778	$15,890	$75,586
Other Benefit Plans
We sponsor a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The 401(k) Restoration Plan has no assets, and amounts withheld for the 401(k) Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At both December 31, 2017 and 2016, our liability for the 401(k) Restoration Plan was $8.8 million and $7.7 million, respectively, and is included in “Accrued payroll and related costs.”
In 2005 we enacted a profit sharing plan, the Noble Drilling Services Inc. Profit Sharing Plan, which covers eligible employees, as defined. Participants in the plan become fully vested in the plan after three-years of service. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $3.1 million, $6.0 million and $6.5 million, respectively, for three years ended December 31, 2017, 2016 and 2015.
We sponsor other retirement, health and welfare plans and a 401(k) savings plan for the benefit of our employees. The cost of maintaining these plans for continuing operations aggregated approximately $27.6 million, $37.2 million and $54.8 million in 2017, 2016 and 2015, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
Note 12— Derivative Instruments and Hedging Activities
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
On May 10, 2016, Freeport-McMoRan Inc. (“Freeport”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively. The FCX Settlement included two contingent payments, which are further discussed below. We accounted for these contingent payments as derivative instruments that did not qualify under the FASB standards for hedge accounting treatment, and therefore, changes in fair values were recognized as a loss in our accompanying Consolidated Statements of Operations.
Cash Flow Hedges
Several of our regional shorebases, including our North Sea operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts have a maturity of less than 12 months. During 2017 and 2016, we entered into forward contracts of approximately $37.6 million and $53.1 million, respectively, all of which settled during their respective years. At both December 31, 2017 and 2016, we had no outstanding derivative contracts.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

FCX Settlement
Pursuant to the FCX Settlement, Noble could have received contingent payments from the FCX Settlement on September 30, 2017, depending on the average price of oil over a 12-month period from June 30, 2016 through June 30, 2017. The average price of oil was calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averaged more than $50 per barrel during such period, Freeport would have paid $25.0 million to Noble. In addition to the $25.0 million contingent payment, if the price of WTI averaged more than $65 per barrel during such period, Freeport would have paid an additional $50.0 million to Noble. These contingent payments did not qualify for hedge accounting treatment under FASB standards, and therefore, the change in fair value was recognized as a loss in our Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following tables.
The price of WTI did not average more than $50 per barrel during the 12-month period. As of June 30, 2017, the fair value of these contingent payments was reduced to zero, as the period for earning the contingent payments had ended.
Financial Statement Presentation
The following table, together with “Note 13— Fair Value of Financial Instruments,” summarizes the financial statement presentation and fair value of our derivative positions as of December 31, 2017 and 2016:

		Estimated fair value
	Balance sheet classification	December 31, 2017	December 31, 2016
Asset derivatives
Non-designated derivatives
FCX Settlement	Prepaid expenses and other current assets	$—	$14,400
The following table, together with “Note 13— Fair Value of Financial Instruments,” summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCI or as “Contract drilling services” revenue or costs for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	2017	2016	2017	2016
	Unrealized gain/(loss) recognized through AOCI		Gain/(loss) reclassified from AOCI to "Contract drilling services" costs		Gain/(loss) recognized through "Contract drilling services" revenue
Cash flow hedges
Foreign currency forward contracts	$(1,239)	$(1,187)	$—	$—	$1,239	$1,187
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$(14,400)	$14,400
Note 13— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,321	$7,321	$—	$—

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

The following table presents the activity related to the FCX Settlement asset classified within Level 3 of the valuation hierarchy for the years ended December 31, 2017 and 2016:

Balance as of December 31, 2015	$—
Fair value recognized in earnings	17,600
Change in fair value recognized in earnings	(3,200)
Balance as of December 31, 2016	14,400
Change in fair value recognized in earnings	(14,400)
Balance as of December 31, 2017	$—

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14— Commitments and Contingencies
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
Department of Justice settlement.
In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our former drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary pled guilty to oil record book, ballast record and required hazardous condition reporting violations with respect to the Noble Discoverer and an oil record book violation with respect to the Kulluk. The subsidiary paid $8.2 million in fines and $4.0 million in community service payments and was placed on probation for four years, with the right to petition the court for early dismissal of probation after three years. We were granted our motion to early terminate the plea agreement effective as of March 1, 2018. If, during the remaining term of probation, the subsidiary fails to adhere to the terms of the plea agreement, the DOJ may withdraw from the plea agreement and would be free to prosecute the subsidiary on all charges arising out of its investigation, including any charges dismissed pursuant to the terms of the plea agreement, as well as potentially other charges. We also implemented a comprehensive environmental compliance plan in connection with the settlement.
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
Paragon Offshore.
On August 1, 2014, Noble-UK completed the Spin-off of its wholly-owned subsidiary, Paragon Offshore, to the holders of Noble’s ordinary shares. In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the “Prior Plan”) by filing for voluntary relief under Chapter 11 of the United States Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Settlement Agreement”). The Prior Plan was rejected by the bankruptcy court in October 2016.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. We continue to believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit and will be contested vigorously by us.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

If any of the litigation trust’s claims are successful, or if we elect to settle any claims, any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. The litigation is in the very early stages, no schedule has been established, and we are not able to predict when, or if, the matters will go to trial or otherwise be concluded. We may be required to establish reserves on our financial statements in advance of the conclusion of the litigation. Such reserves may be substantial and could have a material adverse effect on our financial condition as presented in such financial statements.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into the Separation Agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off, including the MSA and the TSA.
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
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements has resulted in a number of accounting charges and benefits for the year ended December 31, 2017, and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
During the year ended December 31, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million in “Net loss from discontinued operations, net of tax” on our Consolidated Statements of Operations related to Paragon Offshore's emergence from bankruptcy.
Tax matters.
During 2014, the IRS began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report (“RAR”) from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our consolidated financial statements. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns.
In previous periods, we reported that Mexican and Brazilian authorities had made significant tax assessments against Paragon Offshore entities, a portion of which related to Noble’s business that operated through Paragon Offshore-retained entities in Mexico and Brazil prior to the spin-off. As a result of the termination of the Separation Agreements, we no longer have any indemnity obligations in respect of these tax claims made against Paragon Offshore entities, and responsibility for these claims has reverted back to the applicable Paragon Offshore entity. Audit claims of approximately $48.3 million attributable to income and other business taxes have been assessed against Noble entities in Mexico.
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

Other legal matters.
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
We lease certain office space and warehouse facilities under cancelable and non-cancelable leases. Rent expense under these arrangements totaled $8.3 million, $7.8 million and $8.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The table below depicts future minimum rental commitments under our operating leases as of December 31, 2017:

2018	2019	2020	2021	2022	Thereafter	Total
$18,720	$14,046	$2,564	$1,853	$1,586	$3,840	$42,609

Note 15— Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of December 31, 2017, our contract drilling services segment conducts contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, South America and the Gulf of Mexico.
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues for Year Ended December 31,			Identifiable Assets as of December 31,
	2017	2016	2015	2017	2016
Africa	$48,228	$1,803	$—	$—	$673,486
Argentina	—	51,627	111,589	—	—
Australia	12,262	89,847	204,822	257,415	—
Brazil	—	27,640	78,683	25,645	25,474
Brunei	45,450	42,710	—	119	312,494
Bulgaria	55,145	78,985	—	657,806	—
Canada	1,639	—	—	238,902	—
Curacao	—	—	—	647,554	—
Denmark	44,671	46,342	77,934	250,851	250,776
Gabon	—	23,385	90,082	8,378	—
Libya	—	—	136,406	—	—
Malaysia	131,696	168,826	149,597	293,297	747,059
Mexico	—	—	—	27,391	—
Qatar	16,488	608	—	—	263,108
Saudi Arabia	140,453	120,132	226,251	455,296	443,965
Singapore	—	—	—	911,515	230,897
Suriname	13,034	—	—	—	—
Tanzania	1,526	48,394	—	—	—
The Netherlands	—	42	67,765	—	—
Turkey	(3)	—	97,065	—	—

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

United Arab Emirates	99,825	86,446	67,117	590,863	591,306
United Kingdom	209,338	95,621	87,896	894,902	1,475,651
United States	417,163	1,404,365	1,941,485	5,534,725	6,399,119
Other	—	15,292	15,560	—	26,782
Total	$1,236,915	$2,302,065	$3,352,252	$10,794,659	$11,440,117

Note 16— Supplemental Financial Information
Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $114.3 million and $134.4 million at December 31, 2017 and 2016, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $55.7 million at December 31, 2017 as compared to $72.8 million at December 31, 2016, and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. These rates were once again adjusted downward in 2016 to the adjusted 2015 levels for the then-operating rigs. Given current market conditions and based on discussions with the customer, we do not expect the rates to return to the original contract rates on the remaining terms of the contracts. In accordance with accounting standards, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At December 31, 2017 and 2016 revenues recorded in excess of billings as a result of this recognition totaled $6.9 million and $17.9 million, respectively, of which $6.9 million and $9.2 million, respectively, are included in “Prepaid expenses and other current assets” and $8.7 million, as of December 31, 2016, is included in “Other assets,” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
Consolidated Statements of Cash Flows Information
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK			Noble-Cayman
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Accounts receivable	$114,456	$179,779	$70,165	$114,456	$179,779	$70,165
Other current assets	(23,710)	81,702	61,514	(26,556)	79,682	23,047
Other assets	(87,377)	139,872	106,354	(89,591)	137,792	89,877
Accounts payable	22,638	(84,873)	(30,771)	22,834	(83,085)	(28,538)
Other current liabilities	34,568	(209,739)	(54,940)	35,695	(205,969)	(34,024)
Other liabilities	(81,812)	(19,617)	(26,219)	(76,929)	(20,960)	(25,562)
	$(21,237)	$87,124	$126,103	$(20,091)	$87,239	$94,965
Additional cash flow information is as follows:

	Noble - UK			Noble - Cayman
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Cash paid during the period for:
Interest, net of amounts capitalized	$246,960	$232,907	$190,917	$246,960	$232,907	$190,917
Income taxes (net of refunds)	$30,590	$100,544	$89,292	$30,590	$100,717	$88,948
Non-cash activities during the period:
Spin-off of Paragon Offshore	N/A	N/A	N/A	N/A	N/A	N/A

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In accordance with our adoption of ASU No. 2016-9, prior period excess tax benefits, which were previously classified as a financing activity in “Employee stock transactions,” are now classified as an operating activity in “Net change in other assets and liabilities” on our Consolidated Statement of Cash Flows and current period excess tax benefits are now recognized in our Consolidated Statement of Operations through income taxes. Additionally, shares withheld for taxes on employee stock transactions, which were previously classified as an operating activity in “Net change in other assets and liabilities,” are now classified as a financing activity in “Employee stock transactions” on our Consolidated Statement of Cash Flows.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)
Note 17— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is a co-issuer or full and unconditional guarantor or otherwise obligated as of December 31, 2017 as follows:

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
The following consolidating financial statements of Noble-Cayman, NHUS, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble - Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$11	$—	$23,160	$29,324	$—	$609,516	$—	$662,011
Accounts receivable	—	—	24,722	—	—	179,974	—	204,696
Taxes receivable	—	93,302	3	—	—	12,040	—	105,345
Short-term notes receivable from affiliates	—	—	119,476	—	2,373,452	—	(2,492,928)	—
Accounts receivable from affiliates	594,456	1,454	144,367	60,945	465,749	5,813,846	(7,080,817)	—
Prepaid expenses and other current assets	—	—	1,477	—	1	63,963	—	65,441
Total current assets	594,467	94,756	313,205	90,269	2,839,202	6,679,339	(9,573,745)	1,037,493
Property and equipment, at cost	—	—	857,784	—	—	11,176,547	—	12,034,331
Accumulated depreciation	—	—	(110,005)	—	—	(2,435,086)	—	(2,545,091)
Property and equipment, net	—	—	747,779	—	—	8,741,461	—	9,489,240
Notes receivable from affiliates	3,177,248	—	1,199,815	—	3,943,299	1,175,300	(9,495,662)	—
Investments in affiliates	4,933,978	4,550,358	5,252,135	12,560,598	7,237,474	—	(34,534,543)	—
Other assets	2,663	16,775	8,372	—	—	238,718	—	266,528
Total assets	$8,708,356	$4,661,889	$7,521,306	$12,650,867	$14,019,975	$16,834,818	$(53,603,950)	$10,793,261
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	$—	$1,605,243	$—	$—	$—	$887,685	$(2,492,928)	$—
Current maturities of long-term debt	—	—	—	249,843	—	—	—	249,843
Accounts payable	—	—	1,467	—	—	82,406	—	83,873
Accrued payroll and related costs	—	—	4,780	—	—	50,124	—	54,904
Accounts payable to affiliates	3,410,669	393,073	1,770,066	661,375	—	845,634	(7,080,817)	—
Taxes payable	—	—	—	—	—	33,965	—	33,965
Interest payable	2,211	—	—	83,960	12,018	—	—	98,189
Other current liabilities	—	—	5,169	—	—	66,297	—	71,466
Total current liabilities	3,412,880	1,998,316	1,781,482	995,178	12,018	1,966,111	(9,573,745)	592,240
Long-term debt	—	—	—	3,594,332	201,535	—	—	3,795,867
Notes payable to affiliates	—	700,000	474,637	3,175,663	—	5,145,362	(9,495,662)	—
Deferred income taxes	—	—	5	—	—	164,957	—	164,962
Other liabilities	19,929	—	30,330	—	—	239,919	—	290,178
Total liabilities	3,432,809	2,698,316	2,286,454	7,765,173	213,553	7,516,349	(19,069,407)	4,843,247
Commitments and contingencies
Total shareholder equity	5,275,547	1,963,573	5,234,852	4,885,694	13,806,422	8,644,002	(34,534,543)	5,275,547
Noncontrolling interests	—	—	—	—	—	674,467	—	674,467
Total equity	5,275,547	1,963,573	5,234,852	4,885,694	13,806,422	9,318,469	(34,534,543)	5,950,014
Total liabilities and equity	$8,708,356	$4,661,889	$7,521,306	$12,650,867	$14,019,975	$16,834,818	$(53,603,950)	$10,793,261

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2017
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$168,592	$—	$—	$1,086,320	$(47,886)	$1,207,026
Reimbursables and other	—	—	3,443	—	—	26,446	—	29,889
Total operating revenues	—	—	172,035	—	—	1,112,766	(47,886)	1,236,915
Operating costs and expenses
Contract drilling services	304	12,090	43,161	3,115	—	627,251	(47,886)	638,035
Reimbursables	—	—	1,992	—	—	16,443	—	18,435
Depreciation and amortization	—	—	58,236	—	—	484,883	—	543,119
General and administrative	129	5,761	—	1,588	9	33,600	—	41,087
Loss on impairment	—	—	45,012	—	—	76,627	—	121,639
Total operating costs and expenses	433	17,851	148,401	4,703	9	1,238,804	(47,886)	1,362,315
Operating income (loss)	(433)	(17,851)	23,634	(4,703)	(9)	(126,038)	—	(125,400)
Other income (expense)
Income (loss) of unconsolidated affiliates - continuing operations	(476,382)	(528,702)	82,596	188,809	17,874	—	715,805	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	2,967	4,566	—	—	—	—	(7,533)	—
Interest expense, net of amounts capitalized	(10,951)	(32,838)	(13,493)	(430,580)	(15,288)	(130,442)	341,603	(291,989)
Interest income and other, net	10,483	(141)	87,287	4,771	224,772	19,716	(341,603)	5,285
Income (loss) before income taxes	(474,316)	(574,966)	180,024	(241,703)	227,349	(236,764)	708,272	(412,104)
Income tax benefit (provision)	—	241,960	(440)	—	—	(284,115)	—	(42,595)
Net income (loss) from continuing operations	(474,316)	(333,006)	179,584	(241,703)	227,349	(520,879)	708,272	(454,699)
Net income (loss) from discontinuing operations, net of tax	—	(1,598)	—	—	—	4,565	—	2,967
Net income (loss)	(474,316)	(334,604)	179,584	(241,703)	227,349	(516,314)	708,272	(451,732)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	(20,589)	(1,995)	(22,584)
Net income (loss) attributable to Noble Corporation	(474,316)	(334,604)	179,584	(241,703)	227,349	(536,903)	706,277	(474,316)
Other comprehensive income (loss), net	9,252	—	—	—	—	9,252	(9,252)	9,252
Comprehensive income (loss) attributable to Noble Corporation	$(465,064)	$(334,604)	$179,584	$(241,703)	$227,349	$(527,651)	$697,025	$(465,064)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2016
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$250,049	$—	$—	$2,086,848	$(94,697)	$2,242,200
Reimbursables and other	—	—	9,190	—	—	51,375	—	60,565
Total operating revenues	—	—	259,239	—	—	2,138,223	(94,697)	2,302,765
Operating costs and expenses
Contract drilling services	4,532	18,902	70,801	84,309	—	789,814	(94,697)	873,661
Reimbursables	—	—	8,231	—	—	37,268	—	45,499
Depreciation and amortization	—	—	91,802	—	—	519,211	—	611,013
General and administrative	1,264	8,716	—	40,082	1	(4,018)	—	46,045
Loss on impairment	—	—	—	—	—	1,458,749	—	1,458,749
Total operating costs and expenses	5,796	27,618	170,834	124,391	1	2,801,024	(94,697)	3,034,967
Operating income (loss)	(5,796)	(27,618)	88,405	(124,391)	(1)	(662,801)	—	(732,202)
Other income (expense)
Income (loss) of unconsolidated affiliates	(962,662)	(257,142)	(980,099)	(333,446)	515,518	—	2,017,831	—
Interest expense, net of amounts capitalized	(27,891)	(70,494)	(11,461)	(228,423)	(15,117)	(122,345)	252,816	(222,915)
Gain on extinguishment of debt, net	—	—	—	17,814	—	—	—	17,814
Interest income and other, net	96,635	120	12,616	20,412	15,058	108,108	(252,816)	133
Income (loss) before income taxes	(899,714)	(355,134)	(890,539)	(648,034)	515,458	(677,038)	2,017,831	(937,170)
Income tax benefit (provision)	—	(42,522)	163	—	—	151,522	—	109,163
Net Income (loss)	(899,714)	(397,656)	(890,376)	(648,034)	515,458	(525,516)	2,017,831	(828,007)
Net income attributable to noncontrolling interests	—	—	—	—	—	(39,294)	(32,413)	(71,707)
Net income (loss) attributable to Noble Corporation	(899,714)	(397,656)	(890,376)	(648,034)	515,458	(564,810)	1,985,418	(899,714)
Other comprehensive income (loss), net	11,035	—	—	—	—	11,035	(11,035)	11,035
Comprehensive income (loss) attributable to Noble Corporation	$(888,679)	$(397,656)	$(890,376)	$(648,034)	$515,458	$(553,775)	$1,974,383	$(888,679)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2015
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble- Cayman	NHUS	NDH	NHIL		NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$354,657	$—		$—	$3,325,608	$(418,655)	$3,261,610
Reimbursables and other	—	—	18,529	—		—	72,313	—	90,842
Total operating revenues	—	—	373,186	—		—	3,397,921	(418,655)	3,352,452
Operating costs and expenses
Contract drilling services	3,611	19,160	395,365	84,005		—	1,142,891	(418,655)	1,226,377
Reimbursables	—	—	13,686	—		—	56,590	—	70,276
Depreciation and amortization	—	—	77,187	—		—	556,057	—	633,244
General and administrative	1,138	8,683	—	38,167		1	7,446	—	55,435
Loss on impairment	—	—	13	—		—	418,285	—	418,298
Total operating costs and expenses	4,749	27,843	486,251	122,172	—	1	2,181,269	(418,655)	2,403,630
Operating income (loss)	(4,749)	(27,843)	(113,065)	(122,172)		(1)	1,216,652	—	948,822
Other income (expense)
Income (loss) of unconsolidated affiliates - continuing operations	591,297	73,319	190,335	936,429		647,856	—	(2,439,236)	—
Interest expense, net of amounts capitalized	(75,925)	(4,932)	(12,110)	(224,894)		(25,578)	(68,670)	198,255	(213,854)
Gain on extinguishment of debt, net	—	—	—	—		—	—	—	—
Interest income and other, net	24,188	4,852	52,026	71,617		5,165	75,071	(198,255)	34,664
Income (loss) from continuing operations before income taxes	534,811	45,396	117,186	660,980		627,442	1,223,053	(2,439,236)	769,632
Income tax provision	—	(77,929)	(4,466)	—		—	(80,225)	—	(162,620)
Net income (loss)	534,811	(32,533)	112,720	660,980		627,442	1,142,828	(2,439,236)	607,012
Net (income) loss attributable to noncontrolling interests	—	—	—	—		—	(105,240)	33,039	(72,201)
Net income (loss) attributable to Noble Corporation	534,811	(32,533)	112,720	660,980		627,442	1,037,588	(2,406,197)	534,811
Other comprehensive income (loss), net	6,243	—	—	—		—	6,243	(6,243)	6,243
Comprehensive income (loss) attributable to Noble Corporation	$541,054	$(32,533)	$112,720	$660,980		$627,442	$1,043,831	$(2,412,440)	$541,054

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$32,195	$100,883	$209,898	$(403,391)	$217,080	$335,672	$—	$492,337
Cash flows from investing activities
Capital expenditures	—	—	(3,622)	—	—	(154,348)	—	(157,970)
Proceeds from disposal of assets	—	—	46	—	—	2,336	—	2,382
Net cash used in investing activities	—	—	(3,576)	—	—	(152,012)	—	(155,588)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Debt issuance costs on senior notes and credit facility	—	—	—	(42)	—	—	—	(42)
Dividends paid to noncontrolling interests	—	—	—	—	—	(56,881)	—	(56,881)
Contributions from parent company, net	28,352	—	—	—	—	—	—	28,352
Advances (to) from affiliates	(63,073)	(100,883)	(194,017)	732,757	(217,080)	(157,704)	—	—
Net cash provided by (used in) financing activities	(34,721)	(100,883)	(194,017)	432,715	(217,080)	(214,585)	—	(328,571)
Net change in cash and cash equivalents	(2,526)	—	12,305	29,324	—	(30,925)	—	8,178
Cash and cash equivalents, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash and cash equivalents, end of period	$11	$—	$23,160	$29,324	$—	$609,516	$—	$662,011

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$97,388	$(150,735)	$149,431	$(344,112)	$(60)	$1,404,359	$—	$1,156,271
Cash flows from investing activities
Capital expenditures	—	—	(492,985)	—	—	(201,754)	—	(694,739)
Proceeds from disposal of assets	—	—	—	—	—	24,808	—	24,808
Net cash used in investing activities	—	—	(492,985)	—	—	(176,946)	—	(669,931)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(1,049,338)	—	—	—	(1,049,338)
Issuance of senior notes	—	—	—	980,100	—	—	—	980,100
Tender offer premium	—	—	—	(24,649)	—	—	—	(24,649)
Debt issuance costs on senior notes and credit facilities	—	—	—	(12,111)	—	—	—	(12,111)
Dividends paid to noncontrolling interests	—	—	—	—	—	(85,944)	—	(85,944)
Distributions to parent company, net	(152,360)	—	—	—	—	—	—	(152,360)
Advances (to) from affiliates	55,882	150,735	352,308	450,110	60	(1,009,095)	—	—
Net cash provided by (used in) financing activities	(96,478)	150,735	352,308	344,112	60	(1,095,039)	—	(344,302)
Net change in cash and cash equivalents	910	—	8,754	—	—	132,374	—	142,038
Cash and cash equivalents, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash and cash equivalents, end of period	$2,537	$—	$10,855	$—	$—	$640,441	$—	$653,833

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2015
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(31,562)	$(53,686)	$15,207	$(267,735)	$(20,292)	$2,105,575	$—	$1,747,507
Cash flows from investing activities
Capital expenditures	—	—	(116,594)	—	—	(320,557)	—	(437,151)
Proceeds from disposal of assets	—	—	—	—	—	4,614	—	4,614
Notes receivable from affiliates	124,951	—	—	608,771	—	—	(733,722)	—
Net cash provided by (used in) investing activities	124,951	—	(116,594)	608,771	—	(315,943)	(733,722)	(432,537)
Cash flows from financing activities
Net change in borrowings outstanding on bank credit facilities	(1,123,495)	—	—	—	—	—	—	(1,123,495)
Repayment of long-term debt	—	—	—	(350,000)	—	—	—	(350,000)
Issuance of senior notes	—	—	—	1,092,728	—	—	—	1,092,728
Debt issuance costs on senior notes and credit facilities	(6,450)	—	—	(9,620)	—	—	—	(16,070)
Dividends paid to noncontrolling interests	—	—	—	—	—	(71,504)	—	(71,504)
Distributions to parent company, net	(400,614)	—	—	—	—	—	—	(400,614)
Notes payable to affiliates	(608,771)	—	—	—	—	(124,951)	733,722	—
Advances (to) from affiliates	2,047,563	53,686	103,234	(1,074,144)	20,292	(1,150,631)	—	—
Net cash provided by (used in) financing activities	(91,767)	53,686	103,234	(341,036)	20,292	(1,347,086)	733,722	(868,955)
Net change in cash and cash equivalents	1,622	—	1,847	—	—	442,546	—	446,015
Cash and cash equivalents, beginning of period	5	—	254	—	—	65,521	—	65,780
Cash and cash equivalents, end of period	$1,627	$—	$2,101	$—	$—	$508,067	$—	$511,795

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 18— Unaudited Interim Financial Data
Unaudited interim consolidated financial information from continuing operations for Noble-UK is as follows:

	Quarters Ended
	March 31	June 30	September 30	December 31
2017
Operating revenues	$362,976	$278,142	$266,212	$329,585
Operating income (loss)	45,847	(43,875)	(55,588)	(109,656)
Net loss from continuing operations	(301,694)	(91,864)	(96,792)	(24,675)
Net loss from discontinued operations, net of tax	—	(1,486)	—	—
Net loss per share from continuing operations attributable to Noble-UK (1)
Basic
Net loss from continuing operations	(1.24)	(0.37)	(0.40)	(0.10)
Net loss from discontinued operations, net of tax	—	(0.01)	—	—
Diluted
Net loss from continuing operations	(1.24)	(0.37)	(0.40)	(0.10)
Net loss from discontinued operations, net of tax	—	(0.01)	—	—

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Operating revenues	$611,973	$894,783	$385,153	$410,156
Operating income (loss)	175,460	449,714	(2,208)	(1,384,912)
Net income (loss) from continuing operations attributable to Noble-UK	105,485	322,866	(55,081)	(1,302,850)
Net income (loss) per share from continuing operations attributable to Noble-UK (1)
Basic
Net income (loss) from continuing operations	0.42	1.28	(0.23)	(5.36)
Diluted
Net income (loss) from continuing operations	0.42	1.28	(0.23)	(5.36)

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net income (loss) per share may not equal the total computed for the year.

Note 19— Subsequent Events
2015 Credit Facility Amendment Effectiveness
On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the reduction of the 2015 Credit Facility's letter of credit sub-facility to zero dollars. The maturity of the 2015 Credit Facility remains January 2020.
2017 Credit Facility Amendment Effectiveness
On January 3, 2018, borrowings up to a maximum aggregate amount of $1.5 billion became available under the 2017 Credit Facility. The 2017 Credit Facility matures in January 2023.
Debt Issuance
On January 31, 2018, NHIL issued and sold $750.0 million aggregate principal amount of the 2026 Notes, through our indirect wholly-owned subsidiary, NHIL. The 2026 Notes are issued under an indenture by and among NHIL, Noble-Cayman, certain other subsidiaries of Noble-Cayman named therein (the “Subsidiary Guarantors”), and are guaranteed by Noble-Cayman and the Guarantor Subsidiaries. The proceeds of the

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

offering of approximately $737.0 million, after estimated expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
The 2026 Notes are redeemable, in whole or in part, prior to February 1, 2021, at a redemption price equal to 100% of the aggregate principal amount of the 2026 Notes being redeemed, plus a make-whole premium. The 2026 Notes are redeemable prior to February 1, 2021, at a redemption price equal to 40% of the aggregate principal amount in the event of an equity offering. Further, the 2026 Notes may be redeemed in whole as a result of changes in tax law. On or after February 1, 2021, we may redeem all or any portion of the 2026 Notes at various redemption prices set forth in the indenture.
Upon (i) the occurrence of a change of control and (ii) a downgrade of the rating of the 2026 Notes within 60 days after the change of control by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC or Fitch Ratings Inc., We will be required to make an offer to repurchase all outstanding 2026 Notes at a price in cash equal to 101%of the aggregate principal amount of the 2026 Notes repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
The indenture for the 2026 Notes contains certain covenants and restrictions, including, among others, restrictions on our and our subsidiaries’ ability, as applicable, to create certain liens, enter into certain sale and leaseback transactions, merge or consolidate with another entity, sell all or substantially all of their assets and allow our subsidiaries to incur certain additional indebtedness. Additionally, the Subsidiary Guarantors must own, directly or indirectly, (i) assets comprising at least 85% of the revenue of Noble-Cayman and its subsidiaries on a consolidated basis and (ii) jackups, semisubmersibles, drillships, submersibles or other mobile offshore drilling units of material importance, the combined book value of which comprises at least 85% of the combined book value of all such assets of Noble-Cayman and its subsidiaries on a consolidated basis, in each case, with respect to the most recently completed fiscal year.
Tender Offer
In January 2018, we commenced cash tender offers for our 2018 Notes, 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes. On February 1, 2018, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the $750.0 million 2026 Notes issuance in January 2018 and cash on hand. In February 2018, as a result of this transaction, we recognized a net loss of approximately $2.0 million.
In February 2018, we purchased an aggregate principal amount of $61.9 million of the remaining 2019 Notes for approximately $65.3 million, plus accrued interest, in accordance with the optional redemption feature in our indenture. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mrs. Robertson and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of December 31, 2017. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer of Noble-Cayman and Thomas B Sloan Jr., Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mrs. Robertson and Mr. Sloan have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2017. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Noble-UK and Noble-Cayman, both Noble-UK and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2017.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2017 as stated in their report, which is provided in Part II, Item 8 “ Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors,” “Additional Information Regarding the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” appearing in the proxy statement for the 2018 annual general meeting of shareholders (the “2018 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
Executive Officers of the Registrant
The following table presents certain information as of February 23, 2018 with respect to our executive officers:

Name	Age	Position
Julie J. Robertson	62	Chairman, President and Chief Executive Officer
Adam C. Peakes	44	Senior Vice President and Chief Financial Officer
William E. Turcotte	54	Senior Vice President and General Counsel
Robert W. Eifler	38	Vice President and General Manager - Marketing and Contracts
Scott W. Marks	58	Senior Vice President - Engineering
Bernie G. Wolford	58	Senior Vice President - Operations
Thomas B Sloan Jr.	51	Vice President and Controller
Julie J. Robertson was named Chairman of the Board, President and Chief Executive Officer of the Company in January, 2018. Previously, Ms. Robertson served as Executive Vice President of the Company from February 2006 and as Senior Vice President - Administration from July 2001 to February 2006. Ms. Robertson also served continuously as Corporate Secretary of the Company from December 1993 until assuming the Chairman’s role in 2018. Ms. Robertson has also served as Vice President - Administration of Noble Drilling from 1996 to July 2001 and as Vice President - Administration of Noble Drilling Services Inc beginning in 1994. From 1989 to 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.
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
Robert W. Eifler was named Vice President and General Manager - Marketing and Contracts effective July 17, 2017. Before assuming his currently role, Mr. Eifler led Noble's marketing and contracts efforts for the Eastern Hemisphere while based in London. From November 2013 to March 2015, Mr. Eifler worked for Hercules Offshore, Inc., and offshore driller, as Director International Marketing. Mr. Eifler originally joined Noble in February 2005 as part of the management development program and held numerous operational and held numerous operations and marketing roles with increasing responsibility around the world until joining Hercules in 2013.
Scott W. Marks was named Senior Vice President – Engineering effective January 1, 2007. Mr. Marks served as Vice President – Project Management and Construction from August 2006 to January 2007, as Vice President – Support Engineering from September 2005 to August 2006 and as Director of Engineering from January 2003 to September 2005. Mr. Marks has been with Noble since 1991, serving as a Project Manager and as a Drilling Superintendent prior to 2003.

Bernie G. Wolford was named Senior Vice President – Operations effective February 3, 2012. Mr. Wolford served as Vice President—Operational Excellence from March 2010 to February 2012. From January 2003 until March 2010, Mr. Wolford was self-employed. During that time, he provided consulting services to Noble as a contractor on the construction of the Noble Dave Beard from March 2009 to December 2009. Mr. Wolford is also a significant shareholder of Mass Technology Corporation, an independent downstream refining and storage company, and he supported the operations of that company from February 2007 to February 2009. Mr. Wolford began his career in the offshore drilling industry with Transworld Drilling in 1981, which was acquired by Noble in 1991. From 1981 through December 2002, he served in various roles in engineering, project management and operations with Transworld and Noble.
Thomas B Sloan Jr. was named Vice President and Controller effective July 24, 2017. Mr. Sloan is also the Company's Principal Accounting Officer. Prior to joining Noble, Mr. Sloan served as Vice President, Controller and Principal Accounting Officer at Tesco Corporation, a drilling equipment manufacturer from May 2014. Prior to that time, Mr. Sloan held several positions from 2011 to 2013 at the offshore driller, Ocean Rig, including Vice President and Corporate Controller.
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

Item 11. Executive Compensation.
The sections entitled “Executive Compensation” and “Compensation Committee Report” appearing in the 2018 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2018 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The sections entitled “Additional Information Regarding the Board of Directors—Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2018 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.
The section entitled “Auditors” appearing in the 2018 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.

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

2.1
Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”) and Noble Corporation Limited (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

2.2
Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble Corporation, a Swiss corporation, Noble Corporation, a Cayman Islands company (“Noble-Cayman”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Noble-Cayman’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3
Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Noble-Cayman and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

3.1
Composite Copy of Articles of Association of Noble Corporation plc, a company incorporated under the laws of England and Wales (“Noble-UK”), as of June 10, 2014 (filed as Exhibit 3.1 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

4.1
Indenture, dated as of March 1, 1999, between Noble Drilling Corporation, as Issuer, and JPMorgan Chase Bank, N.A. (formerly Chase Bank of Texas, N.A.), as Trustee (filed as Exhibit 4.1 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of March 16, 1999, between Noble Drilling Corporation, as Issuer, and JPMorgan Chase Bank, N.A. (formerly Chase Bank of Texas, N.A.), as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble Drilling Corporation’s Current Report on Form 8-K filed on March 23, 1999 and incorporated herein by reference).

4.3
Second Supplemental Indenture, dated as of April 30, 2002, between Noble Drilling Corporation, as Issuer, Noble Holding (U.S.) Corporation, as Guarantor, and Noble-Cayman, as Guarantor, and JPMorgan Chase Bank, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference).

4.4
Third Supplemental Indenture, dated as of December 20, 2005, between Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and JPMorgan Chase Bank, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.14 to Noble-Cayman’s Registration Statement on Form S-3 (No. 333-131885) and incorporated herein by reference).

4.5
Fourth Supplemental Indenture, dated as of September 25, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 1 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.1 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit

4.6
Fifth Supplemental Indenture, dated as of October 1, 2009, among Noble Drilling Corporation, as Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Holding (U.S.) Corporation, as Guarantor, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Drilling Corporation (filed as Exhibit 4.2 to Noble-Swiss’ Current Report on Form 8-K filed on October 1, 2009 and incorporated herein by reference).

4.7
Sixth Supplemental Indenture, dated as of May 7, 2014, among Noble Drilling Corporation, as Issuer, Noble Holding (U.S.) Corporation, as Successor Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Holding (U.S.) Corporation (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on May 7, 2014 and incorporated herein by reference).

4.8
Seventh Supplemental Indenture, dated as of March 8, 2017, among Noble Holding (U.S.) LLC, as Successor Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Holding (U.S.) LLC (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K/A filed on March 14, 2017 and incorporated herein by reference).

4.9
Eighth Supplemental Indenture, dated as of January 31, 2018, among Noble Holding (U.S.) LLC, as Successor Issuer, Noble Drilling Services 6 LLC, as Co-Issuer, Noble Drilling Holding LLC, as Co-Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.50% Senior Notes due 2019 of Noble Holding (U.S.) LLC (filed as Exhibit 4.4 to Noble-UK’s Current Report on Form 8-K filed on January 31, 2018 and incorporated herein by reference).

4.10
Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.11
First Supplemental Indenture, dated as of November 21, 2008, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 7.375% Senior Notes due 2014 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.12
Second Supplemental Indenture, dated as of July 26, 2010, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.45% Senior Notes due 2015 of Noble Holding International Limited, 4.90% Senior Notes due 2020 of Noble Holding International Limited, and 6.20% Senior Notes due 2040 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

4.13
Third Supplemental Indenture, dated as of February 3, 2011, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 3.05% Senior Notes due 2016 of Noble Holding International Limited, 4.625% Senior Notes due 2021 of Noble Holding International Limited, and 6.05% Senior Notes due 2041 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 3, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit

4.14
Fourth Supplemental Indenture, dated as of February 10, 2012, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 2.50% Senior Notes due 2017 of Noble Holding International Limited, 3.95% Senior Notes due 2022 of Noble Holding International Limited, and 5.25% Senior Notes due 2042 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-Cayman’s Current Report on Form 8-K filed on February 13, 2012 and incorporated herein by reference).

4.15
Fifth Supplemental Indenture, dated as of January 31, 2018, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to 4.90% Senior Notes due 2020 of Noble Holding International Limited, 4.625% Senior Notes due 2021 of Noble Holding International Limited, and 3.95% Senior Notes due 2022 of Noble Holding International Limited (filed as Exhibit 4.5 to Noble-UK’s Current Report on Form 8-K filed on January 31, 2018 and incorporated herein by reference).

4.16
Revolving Credit Agreement, dated as of January 26, 2015, among Noble-Cayman and Noble International Finance Company, a Cayman Islands company, as borrowers; JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender; Wells Fargo Bank, N.A., as a swingline lender; the lenders party thereto; Barclays Bank PLC, Citibank, N.A., DNB Bank ASA New York Branch, HSBC Bank USA, N.A., SunTrust Bank and Wells Fargo Bank, N.A., as co-syndication agents; BNP Paribas, Credit Suisse AG, Cayman Islands Branch and Mizuho Bank, Ltd, as co-documentation agents; and J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., DNB Markets, Inc., HSBC Securities (USA) Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint lead bookrunners (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on January 29, 2015 and incorporated herein by reference).

4.17
First Amendment and Consent to Revolving Credit Agreement and Successor Agent Agreement, dated as of December 19, 2017, among Noble-Cayman and Noble International Finance Company, as borrowers; JPMorgan Chase Bank, N.A., as administrative agent and a swingline lender; Wilmington Trust, National Association, as successor administrative agent; the lenders party thereto; and the other parties party thereto (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on December 22, 2017 and incorporated herein by reference).

4.18
Indenture, dated as of March 16, 2015, between Noble Holding International Limited, as Issuer, and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

4.19
First Supplemental Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Guarantor, and Wells Fargo Bank, N.A., as Trustee, relating to 4.000% Senior Notes due 2018 of Noble Holding International Limited, 5.950% Senior Notes due 2025 of Noble Holding International Limited, and 6.950% Senior Notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

4.20
Second Supplemental Indenture, dated as of December 28, 2016, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Guarantor, and Wells Fargo Bank, N.A., as Trustee, relating to 7.750% Senior Notes due 2024 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on December 28, 2016 and incorporated herein by reference).

Exhibit Number	Exhibit

4.21
Revolving Credit Agreement, dated as of December 21, 2017, among Noble Cayman Limited and Noble International Finance Company, as borrowers, Noble Holding UK Limited, as parent guarantor; the subsidiary guarantors from time to time party thereto; JPMorgan Chase Bank, N.A., as administrative agent, a swingline lender, lead arranger and lead bookrunner; Wells Fargo Bank, N.A., as a swingline lender; the lenders party thereto; SunTrust Bank, Wells Fargo Bank, N.A., Citibank, N.A., HSBC Bank USA, N.A., Barclays Bank PLC and DNB Bank ASA New York Branch, as co-syndication agents; and Credit Suisse AG, Cayman Islands Branch and BNP Paribas, as co-documentation agents (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on December 22, 2017 and incorporated herein by reference).

4.22
Indenture, dated as of January 31, 2018, among Noble Holding International Limited, as Issuer, Noble-Cayman, as Parent Guarantor, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, N.A., as Trustee, relating to 7.875% Senior Guaranteed Notes due 2026 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on January 31, 2018 and incorporated herein by reference).

10.1*
Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 4.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 (No. 333-17407) dated December 6, 1996 and incorporated herein by reference)

10.2*
Amendment to the Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors, effective as of May 1, 2002 (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-17407) and incorporated herein by reference).

10.3*
Amendment No. 2 to the Noble Corporation Equity Compensation Plan for Non-Employee Directors, dated February 4, 2005 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4*
Amendment to the Noble Corporation Equity Compensation Plan for Non-Employee Directors, dated December 31, 2008 (filed as Exhibit 10.29 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

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

10.7*
Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference)

10.8*
Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Noble-Cayman’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.9*
Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, dated February 25, 2003 (filed as Exhibit 10.30 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit

10.10*
Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, dated March 9, 2005 (filed as Exhibit 10.31 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11*
Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, dated March 30, 2007 (filed as Exhibit 10.41 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.12*
Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.13*
Noble Drilling Corporation Retirement Restoration Plan, dated April 27, 1995 (filed as Exhibit 10.2 to Noble Drilling Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

10.14*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan, dated January 29, 1998 (filed as Exhibit 10.18 to Noble Drilling Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.15*
Amendment No. 2 to the Noble Drilling Corporation Retirement Restoration Plan dated June 28, 2004, effective as of July 1, 2004 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.16*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective as of January 1, 2009 (filed as Exhibit 10.32 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan, dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.18*
Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Restricted Share Plan for Non-Employee Directors, dated February 4, 2005 (filed as Exhibit 10.21 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.19*
Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, dated as of October 25, 2007 (filed as Exhibit 10.2 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.20*
Amendment to the Second Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, dated December 31, 2008 (filed as Exhibit 10.28 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.21*
Third Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective March 27, 2009 (filed as Exhibit 10.20 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.22*
Fourth Amended and Restated Noble Corporation 1992 Nonqualified Stock Option and Share Plan for Non-Employee Directors, effective February 1, 2013 (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on February 5, 2013 and incorporated herein by reference).

Exhibit Number	Exhibit

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

10.25*
Composite Copy of the Noble Corporation 1991 Stock Option and Restricted Stock Plan, dated as of February 6, 2010 (filed as Exhibit 10.18 to Noble-Cayman’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.26*
Third Amendment to the Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of February 3, 2012 (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on February 7, 2012 and incorporated herein by reference).

10.27*
Amended and Restated Noble Corporation 1991 Stock Option and Restricted Stock Plan, effective as of April 27, 2012 (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on April 30, 2012 and incorporated herein by reference).

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

Exhibit Number	Exhibit

10.35*
Form of Noble Corporation Time-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.36*
Form of Noble Corporation Nonqualified Stock Option Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.3 to Noble-Swiss’ Current Report on Form 8-K filed on January 13, 2012 and incorporated herein by reference).

10.37*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.7 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.38*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Agreement under the Noble Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 10.39 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

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

10.43*
Noble Corporation 2015 Omnibus Incentive Plan, effective May 1, 2015 and most recently restated as of May 1, 2017 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 2, 2017 and incorporated herein by reference).

10.44*
Noble Corporation plc 2017 Director Omnibus Plan, effective as of May 1, 2017 (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on May 2, 2017 and incorporated herein by reference).

10.45*
Form of Noble Corporation Time-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan (filed as Exhibit 10.44 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.46*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan (filed as Exhibit 10.45 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.47*	Noble Corporation 2012 Short Term Incentive Plan (filed as Exhibit 10.6 to Noble-Cayman’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit

10.48*	Noble Corporation 2013 Short Term Incentive Plan (filed as Exhibit 10.41 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.49*
Noble Corporation 2013 Short Term Incentive Plan, effective as of November 20, 2013 (filed as Exhibit 10.8 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.50*	Noble Corporation 2014 Short-Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.51*	Noble Corporation 2015 Short-Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.52*	Noble Corporation 2016 Short-Term Incentive Plan (filed as Exhibit 10.51 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.53*	Noble Corporation 2017 Short-Term Incentive Plan (filed as Exhibit 10.52 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.55*
Form of Restated Employment Agreement and Guaranty Agreement (2009 Form) (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.56*
Form of Restated Employment Agreement and Guaranty Agreement (2011 Form) (filed as Exhibit 10.3 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.57*
Form of Restated Employment Agreement and Guaranty Agreement (2012 Form) (filed as Exhibit 10.4 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.58*
Form of Commercial Paper Dealer Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, Noble Holding International Limited, a Cayman Islands company, Noble Drilling Corporation, a Delaware corporation, and certain investment banks (filed as Exhibit 10.1 to Noble-Swiss’ Current Report on Form 8-K filed on September 20, 2012 and incorporated herein by reference).

10.59*
Form of Commercial Paper Issuing and Paying Agent Agreement dated as of September 19, 2012 between Noble Corporation, a Cayman Islands company, and the Issuing and Paying Agent (filed as Exhibit 10.2 to Noble-Swiss’ Current Report on Form 8-K filed on September 20, 2012 and incorporated herein by reference).

10.60*	Form of Indemnity Agreement (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on November 20, 2013 and incorporated herein by reference).

10.61*
General Release Agreement and Special Release Agreement, each dated February 27, 2016, between Noble Drilling Services Inc. and James MacLennan (filed as Exhibit 10.5 to Noble-UK's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.62
Settlement and Termination Agreement, dated as of May 10, 2016, by and among Freeport-McMoRan Inc., Freeport-McMoRan Oil & Gas, LLC and Noble Drilling (U.S.) LLC (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 10, 2016 and incorporated herein by reference).

10.63
Termination Letter, dated April 21, 2017, by and between Paragon Offshore plc and Noble-UK (filed as Exhibit 10.12 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference).

Exhibit Number	Exhibit

10.64*
Separation Agreement, effective on January 11, 2018, between David W. Williams, Noble-UK and Noble Drilling Services Inc. (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference).

10.65*
Inducement Agreement, effective on January 11, 2018, by and among Julie J. Robertson, Noble-UK and Noble Drilling Services Inc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference).

10.66*	Restated Employment Agreement by and between Julie J. Robertson and Noble Drilling Services Inc., executed as of February 21, 2018.

21.1	Subsidiaries of Noble-UK and Noble-Cayman.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Julie J. Robertson pursuant to the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”), Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Adam C. Peakes pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Thomas B Sloan Jr. pursuant to Exchange Act Rule 13a- 14(a) or Rule 15d-14(a).

32.1+	Certification of Julie J. Robertson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Adam C. Peakes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Thomas B Sloan Jr. pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation plc, a company registered under the laws of England and Wales

February 23, 2018	By:	/s/ Julie J. Robertson
Julie J. Robertson Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julie J. Robertson	February 23, 2018
Julie J. Robertson Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	February 23, 2018
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Thomas B Sloan Jr.	February 23, 2018
Thomas B Sloan Jr. Vice President and Controller (Principal Accounting Officer)	Date

/s/ Ashley Almanza	February 23, 2018
Ashley Almanza Director	Date

/s/ Julie H. Edwards	February 23, 2018
Julie H. Edwards Director	Date

/s/ Gordon T. Hall	February 23, 2018
Gordon T. Hall Director	Date

/s/ Scott D. Josey	February 23, 2018
Scott D. Josey Director	Date

/s/ Jon A. Marshall	February 23, 2018
Jon A. Marshall Director	Date

/s/ Mary P. Ricciardello	February 23, 2018
Mary P. Ricciardello Director	Date
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation, a Cayman Islands company

February 23, 2018	By:	/s/ Julie J. Robertson
Julie J. Robertson President and Chief Executive Officer

/s/ Julie J. Robertson	February 23, 2018
Julie J. Robertson President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Thomas B Sloan Jr.	February 23, 2018
Thomas B Sloan Jr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

/s/ David M.J. Dujacquier	February 23, 2018
David M.J. Dujacquier Director	Date

/s/ Alan R. Hay	February 23, 2018
Alan R. Hay Director	Date