Form 10-Q
period 2018-03-31
Noble Corp plc; NOBLE CORP
filed 2018-05-10
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at May 2, 2018: Noble Corporation plc — 246,780,734
Number of shares outstanding: Noble Corporation — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”). Information in this filing relating to Noble-Cayman is filed by Noble-UK and separately by Noble-Cayman on its own behalf. Noble-Cayman makes no representation as to information relating to Noble-UK (except as it may relate to Noble-Cayman) or any other affiliate or subsidiary of Noble-UK. Since Noble-Cayman meets the conditions specified in General Instructions H(1)(a) and (b) to Form 10-Q, it is permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies as stated in General Instructions H(2). Accordingly, Noble-Cayman has omitted from this report the information called for by “Item 3 (Quantitative and Qualitative Disclosures about Market Risk)” of Part I of Form 10-Q and the following items of Part II of Form 10-Q, “Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds),” and “Item 3 (Defaults upon Senior Securities).”
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$461,678	$662,829
Accounts receivable, net	181,804	204,696
Taxes receivable	21,530	105,345
Prepaid expenses and other current assets	55,448	66,105
Total current assets	720,460	1,038,975
Property and equipment, at cost	12,072,297	12,034,331
Accumulated depreciation	(2,673,437)	(2,545,091)
Property and equipment, net	9,398,860	9,489,240
Other assets	148,803	266,444
Total assets	$10,268,123	$10,794,659
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	94,275	84,032
Accrued payroll and related costs	35,473	54,904
Taxes payable	29,345	34,391
Interest payable	67,649	98,189
Other current liabilities	67,708	71,665
Total current liabilities	294,450	593,024
Long-term debt	3,841,350	3,795,867
Deferred income taxes	181,573	164,962
Other liabilities	291,965	290,178
Total liabilities	4,609,338	4,844,031
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 246,778 and 244,971 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	2,464	2,450
Additional paid-in capital	681,883	678,922
Retained earnings	4,351,061	4,637,677
Accumulated other comprehensive loss	(47,437)	(42,888)
Total shareholders' equity	4,987,971	5,276,161
Noncontrolling interests	670,814	674,467
Total equity	5,658,785	5,950,628
Total liabilities and equity	$10,268,123	$10,794,659
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues
Contract drilling services	$229,106	$354,659
Reimbursables and other	6,051	8,317
	235,157	362,976
Operating costs and expenses
Contract drilling services	136,849	160,769
Reimbursables	4,350	5,146
Depreciation and amortization	128,755	135,718
General and administrative	22,083	15,880
	292,037	317,513
Operating income (loss)	(56,880)	45,463
Other income (expense)
Interest expense	(76,015)	(73,447)
Loss on extinguishment of debt, net	(8,768)	—
Interest income and other, net	1,339	1,617
Loss from continuing operations before income taxes	(140,324)	(26,367)
Income tax provision	(2,996)	(257,407)
Net loss	(143,320)	(283,774)
Net (income) loss attributable to noncontrolling interests	986	(17,920)
Net loss attributable to Noble Corporation plc	$(142,334)	$(301,694)
Per share data
Basic	$(0.58)	$(1.24)
Diluted	$(0.58)	$(1.24)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(143,320)	$(283,774)
Other comprehensive income (loss)
Foreign currency translation adjustments	667	186
Foreign currency forward contracts	—	(110)
Amortization of deferred pension plan amounts (net of tax provision of $87 and $167 for the three months ended March 31, 2018 and 2017, respectively)	324	392
Other comprehensive income, net	991	468
Net comprehensive (income) loss attributable to noncontrolling interests	986	(17,920)
Comprehensive loss attributable to Noble Corporation plc	$(141,343)	$(301,226)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(143,320)	$(283,774)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	128,755	135,718
Loss on extinguishment of debt, net	8,768	—
Deferred income taxes	(4,906)	268,076
Amortization of share-based compensation	6,282	7,297
Other costs, net	3,626	—
Changes in components of working capital:
Change in taxes receivable	84,486	—
Net changes in other operating assets and liabilities	(28,778)	14,556
Net cash provided by operating activities	54,913	141,873
Cash flows from investing activities
Capital expenditures	(33,816)	(38,382)
Proceeds from disposal of assets	117	273
Net cash used in investing activities	(33,699)	(38,109)
Cash flows from financing activities
Issuance of senior notes	750,000	—
Repayments of debt	(952,209)	(300,000)
Debt issuance costs on senior notes and credit facilities	(14,184)	(42)
Dividends paid to noncontrolling interests	(2,667)	(5,393)
Taxes withheld on employee stock transactions	(3,305)	(4,280)
Net cash used in financing activities	(222,365)	(309,715)
Net decrease in cash and cash equivalents	(201,151)	(205,951)
Cash and cash equivalents, beginning of period	662,829	725,722
Cash and cash equivalents, end of period	$461,678	$519,771
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	7,297	—	—	—	7,297
Issuance of share-based compensation shares	1,446	15	(21)	—	—	—	(6)
Shares withheld for taxes on equity transactions	—	—	(4,295)	—	—	—	(4,295)
Net income (loss)	—	—	—	(301,694)	—	17,920	(283,774)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	(5,393)
Dividend equivalents (1)	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	468	—	468
Balance at March 31, 2017	244,685	$2,447	$657,149	$4,852,610	$(51,672)	$721,291	$6,181,825

Balance at December 31, 2017	244,971	$2,450	$678,922	$4,637,677	$(42,888)	$674,467	$5,950,628
Tax effect of intra-entity asset transfers (Note 2)	—	—	—	(149,938)	—	—	(149,938)
Stranded tax effect resulting from the Tax Cuts and Job Act (Note 2)	—	—	—	5,540	(5,540)	—	—
Balance at January 1, 2018	244,971	2,450	678,922	4,493,279	(48,428)	674,467	5,800,690
Employee related equity activity
Amortization of share-based compensation	—	—	6,282	—	—	—	6,282
Issuance of share-based compensation shares	1,807	14	(2)	—	—	—	12
Shares withheld for taxes on equity transactions	—	—	(3,319)	—	—	—	(3,319)
Net loss	—	—	—	(142,334)	—	(986)	(143,320)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,667)	(2,667)
Dividend equivalents (1)	—	—	—	116	—	—	116
Other comprehensive income, net	—	—	—	—	991	—	991
Balance at March 31, 2018	246,778	2,464	681,883	4,351,061	(47,437)	670,814	5,658,785

(1)	Activity associated with dividend equivalents, which are related to 2016 performance awards to be paid upon vesting.
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$460,831	$662,011
Accounts receivable, net	181,804	204,696
Taxes receivable	21,530	105,345
Prepaid expenses and other current assets	55,070	65,441
Total current assets	719,235	1,037,493
Property and equipment, at cost	12,072,297	12,034,331
Accumulated depreciation	(2,673,437)	(2,545,091)
Property and equipment, net	9,398,860	9,489,240
Other assets	148,887	266,528
Total assets	$10,266,982	$10,793,261
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	94,115	83,873
Accrued payroll and related costs	35,551	54,904
Taxes payable	28,919	33,965
Interest payable	67,649	98,189
Other current liabilities	67,625	71,466
Total current liabilities	293,859	592,240
Long-term debt	3,841,350	3,795,867
Deferred income taxes	181,573	164,962
Other liabilities	291,965	290,178
Total liabilities	4,608,747	4,843,247
Commitments and contingencies (Note 14)
Shareholder equity
Common stock, $0.01 par value, ordinary shares; 261,246 shares outstanding as of March 31, 2018 and December 31, 2017	26,125	26,125
Capital in excess of par value	629,419	623,137
Retained earnings	4,379,314	4,669,173
Accumulated other comprehensive loss	(47,437)	(42,888)
Total shareholder equity	4,987,421	5,275,547
Noncontrolling interests	670,814	674,467
Total equity	5,658,235	5,950,014
Total liabilities and equity	$10,266,982	$10,793,261
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenues
Contract drilling services	$229,106	$354,659
Reimbursables and other	6,050	8,317
	235,156	362,976
Operating costs and expenses
Contract drilling services	136,406	160,400
Reimbursables	4,350	5,146
Depreciation and amortization	127,639	135,718
General and administrative	13,457	9,064
	281,852	310,328
Operating income (loss)	(46,696)	52,648
Other income (expense)
Interest expense	(76,015)	(73,447)
Loss on extinguishment of debt, net	(8,768)	—
Interest income and other, net	1,346	1,503
Loss from continuing operations before income taxes	(130,133)	(19,296)
Income tax provision	(2,996)	(257,373)
Net loss	(133,129)	(276,669)
Net (income) loss attributable to noncontrolling interests	986	(17,920)
Net loss attributable to Noble Corporation	$(132,143)	$(294,589)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(133,129)	$(276,669)
Other comprehensive income (loss)
Foreign currency translation adjustments	667	186
Foreign currency forward contracts	—	(110)
Amortization of deferred pension plan amounts (net of tax provision of $87 and $167 for the three months ended March 31, 2018 and 2017, respectively)	324	392
Other comprehensive income, net	991	468
Net comprehensive (income) loss attributable to noncontrolling interests	986	(17,920)
Comprehensive loss attributable to Noble Corporation	$(131,152)	$(294,121)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(133,129)	$(276,669)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	127,639	135,718
Loss on extinguishment of debt, net	8,768	—
Deferred income taxes	(4,906)	268,076
Amortization of share-based compensation	6,282	7,265
Other costs, net	3,626	—
Changes in components of working capital:
Change in taxes receivable	84,486	—
Net changes in other operating assets and liabilities	(27,869)	14,125
Net cash provided by operating activities	64,897	148,515
Cash flows from investing activities
Capital expenditures	(33,816)	(38,382)
Proceeds from disposal of assets	117	273
Net cash used in investing activities	(33,699)	(38,109)
Cash flows from financing activities
Issuance of senior notes	750,000	—
Repayments of debt	(952,209)	(300,000)
Debt issuance costs on senior notes and credit facility	(14,184)	(42)
Dividends paid to noncontrolling interests	(2,667)	(5,393)
Contributions from (distributions to) parent company, net	(13,318)	60,164
Net cash used in financing activities	(232,378)	(245,271)
Net decrease in cash and cash equivalents	(201,180)	(134,865)
Cash and cash equivalents, beginning of period	662,011	653,833
Cash and cash equivalents, end of period	$460,831	$518,968
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions from parent company, net	—	—	—	60,164	—	—	60,164
Share-based compensation contribution by parent	—	—	7,265	—	—	—	7,265
Net income (loss)	—	—	—	(294,589)	—	17,920	(276,669)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	(5,393)
Other comprehensive income, net	—	—	—	—	468	—	468
Balance at March 31, 2017	261,246	$26,125	$601,356	$4,880,712	$(51,672)	$721,291	$6,177,812

Balance at December 31, 2017	261,246	$26,125	$623,137	$4,669,173	$(42,888)	$674,467	$5,950,014
Tax effect of intra-entity asset transfers (Note 2)	—	—	—	(149,938)	—	—	(149,938)
Stranded tax effect resulting from the Tax Cuts and Job Act (Note 2)	—	—	—	5,540	(5,540)	—	—
Balance at January 1, 2018	261,246	26,125	623,137	4,524,775	(48,428)	674,467	5,800,076
Distribution to parent company, net	—	—	—	(13,318)	—	—	(13,318)
Share-based compensation contribution by parent	—	—	6,282	—	—	—	6,282
Net loss	—	—	—	(132,143)	—	(986)	(133,129)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,667)	(2,667)
Other comprehensive income, net	—	—	—	—	991	—	991
Balance at March 31, 2018	261,246	$26,125	$629,419	$4,379,314	$(47,437)	$670,814	$5,658,235
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. As of March 31, 2018, our fleet consisted of eight drillships, six semisubmersibles and 14 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited condensed consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2017 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2017 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
We have made certain reclassifications to our prior period amounts in our operating revenue by combining other revenue with reimbursables revenue to conform to the current period presentation. Such reclassification did not have a material effect on our condensed consolidated statements of operations.
We have made certain reclassifications to our prior period amounts in our investing activities by combining changes in accrued capital expenditures with capital expenditures to conform to the current period presentation. Such reclassification did not have a material effect on our condensed consolidated statements of cash flows.
Note 2— Accounting Pronouncements
Accounting Standards Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, which creates Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-9 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.
We adopted ASU 2014-09 and its related amendments, or collectively Topic 606, effective January 1, 2018 using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. Our adoption, using the modified retrospective approach, for which we were not required to make any changes to the prior year presentation, did not have a material effect on our condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In October 2016, the FASB issued ASU No. 2016-16, which amends ASC Topic 740, “Income Taxes.” The amendments in this update improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We have adopted the new standard effective January 1, 2018 under the modified retrospective approach. As a result of the modified retrospective application, “Other Assets” is reduced in our Condensed Consolidated Balance Sheet with a cumulative adjustment to retained earnings of approximately $149.9 million as of March 31, 2018.
In February 2018, the FASB issued ASU No. 2018-2, which amends ASC Topic 220, “Income Statement—Reporting Comprehensive Income.” The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). This standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early application permitted. We have elected to adopt the new standard effective January 1, 2018 under the modified retrospective approach. The amendment should be applied on a retrospective basis to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act was recognized. As a result of the retrospective application, we will reduce “Accumulated Other Comprehensive Income” with a cumulative adjustment to “Retained Earnings” of approximately $5.5 million as of March 31, 2018.
In March 2017, the FASB issued ASU No. 2017-7, which amends ASC Topic 715, “Compensation —Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Postretirement Benefits Cost.” The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity's defined benefit pension and other postretirement plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs, as defined in paragraphs 715-30-35-4 and 715-60-35-9, are required to be presented in the income statement separately from the service cost component and outside of income from operations. We adopted ASU No. 2017-7 effective January 1, 2018 and accordingly, we have made certain reclassifications to our prior period amounts between “Contract drilling services” costs and “Interest income and other, net.” Such reclassifications did not have a material effect on our condensed consolidated statement of operations.
Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. Our adoption, and the ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances. We expect to adopt ASC 842 effective January 1, 2019. We expect to apply the modified retrospective approach to our adoption. Our adoption will have an impact on how our consolidated financial statements and related disclosures will be presented. With respect to leases whereby we are the lessee, we are currently expecting to recognize lease liabilities and offsetting “right of use” assets upon adoption. We are currently evaluating any other impacts of ASC 842, including any newly issued guidance, will have on our condensed consolidated financial statements and related disclosures. To facilitate that evaluation, we have completed training on the ASU, formed an implementation team and started the review and documentation of contracts.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the three months ended March 31, 2018 and 2017, the Bully joint ventures approved and paid dividends totaling $5.3 million and $10.8 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner. The combined carrying amount of the Bully-class drillships at both March 31, 2018 and December 31, 2017 totaled $1.3 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $58.8 million at March 31, 2018 as compared to approximately $41.6 million at December 31, 2017.
Note 4— Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for Noble-UK:

	Three Months Ended March 31,
	2018	2017
Numerator:
Basic
Net loss attributable to Noble-UK	$(142,334)	$(301,694)
Net loss from continuing operations to common shareholders - basic	$(142,334)	$(301,694)
Diluted
Net loss attributable to Noble-UK	$(142,334)	$(301,694)
Net loss from continuing operations to common shareholders - diluted	$(142,334)	$(301,694)
Denominator:
Weighted average shares outstanding - basic	246,175	244,222
Weighted average shares outstanding - diluted	246,175	244,222
Loss per share
Basic:
Loss from continuing operations	$(0.58)	$(1.24)
Net loss attributable to Noble-UK	$(0.58)	$(1.24)
Diluted:
Loss from continuing operations	$(0.58)	$(1.24)
Net loss attributable to Noble-UK	$(0.58)	$(1.24)
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three months ended March 31, 2018 and 2017, 12.6 million and 9.4 million share-based awards, respectively, were excluded from the diluted earnings per share since the effect would have been anti-dilutive. For the three months ended March 31, 2018 and 2017, approximately 1.1 million and 1.3 million shares underlying stock options, respectively, were excluded from the diluted earnings per share as such stock options were anti-dilutive.
Share capital
As of March 31, 2018, Noble-UK had approximately 246.8 million shares outstanding and trading as compared to approximately 245.0 million shares outstanding and trading at December 31, 2017. In April 2018, our shareholders approved, at our Annual General Meeting, a proposal to allow our Board of Directors to increase our share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share).
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
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. At March 31, 2018, we do not have shareholder authority to repurchase shares. During the three months ended March 31, 2018 no shares were repurchased.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 5— Receivables from Customers
At December 31, 2016, we had receivables of approximately $14.4 million related to the Noble Max Smith, which had been disputed by our former customer, Petróleos Mexicanos (“Pemex”) and were classified as long-term and included in “Other assets” on our Condensed Consolidated Balance Sheet. The receivables were related to lost revenues for downtime that occurred after our rig was damaged when one of Pemex's supply boats collided with our rig in 2010. A Mexican subsidiary of Paragon Offshore plc (“Paragon Offshore”), which had operated the Noble Max Smith, had been prosecuting the claim against Pemex. As of December 31, 2017, Paragon Offshore announced that, as part of its bankruptcy plan, it will liquidate the Mexican entity involved.
While Noble owns all rights to amounts from that claim and will take available actions to recover such amounts, we believe the announced actions by Paragon Offshore create uncertainty relating to the prosecution of the claim and associated recovery, and accordingly, the disputed amounts of approximately $14.4 million were written off through “Contract drilling services” costs during the year ended December 31, 2017.
Note 6— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	March 31, 2018	December 31, 2017
Drilling equipment and facilities	$11,767,368	$11,746,629
Construction in progress	99,200	83,509
Other	205,729	204,193
Property and equipment, at cost	$12,072,297	$12,034,331
Note 7— Debt
Credit Facilities
2015 Credit Facility
At December 31, 2017, we had a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”). At December 31, 2017, the 2015 Credit Facility also provided us with the ability to issue up to $500.0 million in letters of credit.
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million. At March 31, 2018, we had no borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility of approximately $1.5 billion became available in January 2018 upon satisfaction of certain conditions, including the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility will mature in January 2023. At March 31, 2018, we had no borrowings outstanding or letters of credit issued under the 2017 Credit Facility.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At March 31, 2018, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.
Debt Issuances
In January 2018, we issued $750.0 million aggregate principal amount of our Senior Notes due 2026 (the “2026 Notes”) through our indirect wholly-owned subsidiary, NHIL. The net proceeds of the offering of approximately $737.4 million, after estimated expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
The 2026 Notes are redeemable, in whole or in part, prior to February 1, 2021, at a redemption price equal to 100% of the aggregate principal amount of the 2026 Notes being redeemed, plus a make-whole premium. Prior to February 1, 2021, we may also redeem up to 40% of the 2026 Notes in an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price equal to approximately 108% of their aggregate principal amount. Further, the 2026 Notes may be redeemed in whole at par as a result of changes in tax law requiring us to withhold taxes from payments on the 2026 Notes. On or after February 1, 2021, we may redeem all or any portion of the 2026 Notes at various redemption prices set forth in the indenture.
Upon (i) the occurrence of a change of control and (ii) a downgrade of the rating of the 2026 Notes within 60 days after the change of control by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC or Fitch Ratings Inc. we will be required to make an offer to repurchase all outstanding 2026 Notes at a price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
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
Senior Notes Interest Rate Adjustments
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings significantly below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018 (the “2018 Notes”), our Senior Notes due 2025 (the “2025 Notes”) and our Senior Notes due 2045 (the “ 2045 Notes”), all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which increased the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, in April 2018. These senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increase will occur. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels.
Our other outstanding senior notes, including our Senior Notes due 2024 (the “2024 Notes”) and the 2026 Notes do not contain provisions varying applicable interest rates based upon our credit ratings.
Debt Tender Offers and Repayments
In January 2018, we commenced cash tender offers for our 2018 Notes, Senior Notes due 2019 (the “2019 Notes”), Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021, Senior Notes due 2022 (the “2022 Notes”) and Senior Notes due 2024. In February 2018, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the 2026 Notes issuance and cash on hand. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
In February 2018, we redeemed the remaining principal amount of $61.9 million of the 2019 Notes for approximately $65.3 million, plus accrued interest. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
In March 2018, we repaid the remaining aggregate principal amount of $126.6 million of the 2018 Notes at maturity using cash on hand.
In March 2018, we purchased $9.5 million aggregate principal amount of various tranches of our senior notes for approximately $8.7 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $0.5 million.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In March 2017, we repaid the aggregate principal amount of $300.0 million of the Senior Notes due 2017 at maturity using cash on hand.
Covenants
The 2015 Credit Facility is guaranteed by NHUS and NHIL. The 2015 Credit Facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the 2015 Credit Facility, to 0.60 at the end of each fiscal quarter.
The 2017 Credit Facility contains certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant restricting debt to total tangible capitalization to not greater than 0.55 at the end of each fiscal quarter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million.
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, on January 19, 2018 certain indirect subsidiaries of Noble-UK became guarantors under the 2017 Credit Facility, including Noble Dave Beard Limited, Noble Drilling (TVL) Ltd., Noble Resources Limited, Noble SA Limited, Noble Bob Douglas LLC, Noble Drilling Holding LLC, Noble Drilling International GmbH, Noble Leasing (Switzerland) GmbH, and Noble Leasing III (Switzerland) GmbH. Certain other subsidiaries of Noble-UK may be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
The 2017 Credit Facility contains additional restrictive covenants generally applicable to NHUK and its subsidiaries, including restrictions on the incurrence of liens and indebtedness, mergers and other fundamental changes, restricted payments, repurchases and redemptions of indebtedness with maturities outside of the maturity of the 2017 Credit Facility, sale and leaseback transactions and transactions with affiliates.
In addition to the covenants from the Credit Facilities noted above and the covenants from the 2026 Notes described under “— Debt Issuances” above, the indentures governing our other outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At March 31, 2018, we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and expect to remain in compliance throughout 2018.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
5.75% Senior Notes due March 2018	$—	$—	$249,843	$250,830
7.50% Senior Notes due March 2019	—	—	201,535	206,881
4.90% Senior Notes due August 2020	65,775	65,639	167,422	163,283
4.625% Senior Notes due March 2021	92,847	90,557	208,095	195,687
3.95% Senior Notes due March 2022	41,599	37,402	125,307	107,348
7.75% Senior Notes due January 2024	781,313	742,964	971,498	861,160
7.70% Senior Notes due April 2025	446,206	397,373	446,106	380,732
7.875% Senior Notes due February 2026	737,611	743,070	—	—
6.20% Senior Notes due August 2040	396,755	265,296	396,738	274,988
6.05% Senior Notes due March 2041	394,541	263,500	394,514	273,988
5.25% Senior Notes due March 2042	494,093	314,970	494,063	315,430
8.70% Senior Notes due April 2045	390,610	334,800	390,589	320,396
Total debt	3,841,350	3,255,571	4,045,710	3,350,723
Current maturities of long-term debt (1)	—	—	249,843	250,830
Long-term debt	$3,841,350	$3,255,571	$3,795,867	$3,099,893

(1)	Presented net of current portion of unamortized debt issuance costs of $0.1 million at December 31, 2017.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of AOCI for the three months ended March 31, 2018 and 2017. All amounts within the tables are shown net of tax.

	Unrealized Losses on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income (loss) before reclassifications	(110)	—	186	76
Amounts reclassified from AOCI	—	392	—	392
Net other comprehensive income (loss)	(110)	392	186	468
Balance at March 31, 2017	$(110)	$(35,473)	$(16,089)	$(51,672)

Balance at December 31, 2017	$—	$(27,603)	$(15,285)	$(42,888)
Activity during period:
Stranded tax effect resulting from the Act (Note 2)	—	(5,540)	—	(5,540)
Balance at January 1, 2018	—	(33,143)	(15,285)	(48,428)
Other comprehensive income before reclassifications	—	—	667	667
Amounts reclassified from AOCI	—	324	—	324
Net other comprehensive income (loss)	—	324	667	991
Balance at March 31, 2018	$—	$(32,819)	$(14,618)	$(47,437)

(1)
Unrealized losses on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCI are recognized through “Contract drilling services” costs on our Condensed Consolidated Statements of Operations. See “Note 12— Derivative Instruments and Hedging Activities” for additional information.

(2)
Defined benefit pension items relate to actuarial changes. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” See “Note 11— Employee Benefit Plans” for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 9— Revenue and Customers
Overview
The activities that primarily drive the revenue earned in our drilling contracts include (i) providing a drilling rig and the crew and supplies necessary to operate the rig, (ii) mobilizing and demobilizing the rig to and from the drill site, and (iii) performing rig preparation activities and/or modifications required for the contract. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue and reimbursement revenue. We account for these integrated services provided within our drilling contracts as a single performance obligation satisfied over time and comprised of a series of distinct time increments in which we provide drilling services.
Our standard drilling contracts require that we operate the rig at the direction of the customer throughout the contract term (which is the period we estimate to be benefited from the corresponding activities and generally ranges from two to 60 months). The activities performed and the level of service provided can vary hour to hour. Our obligation under a standard contract is to provide whatever level of service is required by the operator, or customer, over the term of the contract. We are, therefore, under a stand-ready obligation throughout the entire contract duration. Consideration for our stand-ready obligation corresponds to distinct time increments, though the rate may be variable depending on various factors, and is recognized in the period in which the services are performed. The total transaction price is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority. See further discussion regarding the allocation of the transaction price to the remaining performance obligations below.
The amount estimated for variable consideration may be subject to interrupted or restricted rates and is only included in the transaction price to the extent that it is probable that a significant reversal of previously recognized revenue will not occur throughout the term of the contract ("constrained revenue"). When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.
Dayrate Drilling Revenue. Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term, and therefore, recognized in line with the contractual rate billed for the services provided for any given hour.
Mobilization/Demobilization Revenue. We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization and demobilization of our rigs. These activities are not considered to be distinct within the context of the contract and, therefore, the associated revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract. We record a contract liability for mobilization fees received, which is amortized ratably to contract drilling revenue as services are rendered over the initial term of the related drilling contract.
In most contracts, there is uncertainty as to the amount of expected demobilization revenue due to contractual provisions that stipulate that certain conditions must be present at contract completion for such revenue to be received and as to the amount thereof, if any. For example, contractual provisions may require that a rig demobilize a certain distance before the demobilization revenue is payable or the amount may vary dependent upon whether or not the rig has additional contracted work within a certain distance from the wellsite. Therefore, the estimate for such revenue may be constrained, as described earlier, depending on the facts and circumstances pertaining to the specific contract. We assess the likelihood of receiving such revenue based on past experience and knowledge of the market conditions. In cases where demobilization revenue is expected to be received upon contract completion, it is estimated as part of the overall transaction price at contract inception and recognized in earnings ratably over the initial term of the contract with an offset to an accretive contract asset.
Contract Preparation Revenue. Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements. At times, we may be compensated by the customer for such work (on either a fixed lump-sum or variable dayrate basis). These activities are not considered to be distinct within the context of the contract and, therefore, the related revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract. We record a contract liability for contract preparation fees received, which is amortized ratably to contract drilling revenue over the initial term of the related drilling contract.
Bonuses, Penalties and Other Variable Consideration. We may receive bonus increases to revenue or penalty decreases to revenue. Based on historical data, and ongoing communication with the operator/customer, we are able to reasonably estimate this variable consideration. We will record such estimated variable consideration and re-measure our estimates at each reporting date. For revenue estimated, but not received, we will record to “Prepaid expenses and other current assets” on our Condensed Consolidated Balance Sheets.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Capital Modification Revenue. From time to time, we may receive fees from our customers for capital improvements to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis). Such revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract as these activities are integral to our drilling activities and are not considered to be a stand-alone service provided to the customer within the context of our contracts. We record a contract liability for such fees and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract.
Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is constrained revenue and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer as “Revenues related to reimbursable expenses” in our Condensed Consolidated Statements of Operations. Such amounts are recognized ratably over the period within the contract term, during which the corresponding goods and services are to be consumed.
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days. Current contract asset and liability balances are included in “prepaid expenses and other current assets” and “other current liabilities,” respectively and noncurrent contract assets and liabilities are included in “other assets” and “other liabilities,” respectively, on our condensed consolidated balance sheets.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2018	January 1, 2018
Current contract assets	$24,330	$21,229
Noncurrent contract assets	36,285	34,520
Total contract assets	60,615	55,749

Current contract liabilities (deferred revenue)	(35,125)	(35,422)
Noncurrent contract liabilities (deferred revenue)	(65,504)	(73,439)
Total contract liabilities	$(100,629)	$(108,861)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2018 are as follows:

	Contract Assets	Contract Liabilities
Net balance at January 1, 2018	$55,749	$(108,861)

Amortization of deferred costs	(6,116)	—
Additions to deferred costs	10,982	—
Amortization of deferred revenue	—	9,823
Additions to deferred revenue	—	(1,591)
Total	4,866	8,232

Net balance at March 31, 2018	$60,615	(100,629)
We have elected, as a practical expedient, not to disclose significant changes in the remaining performance obligation for the three months ended March 31, 2017, which was before our adoption date of January 1, 2018.
Contract Costs
Certain direct and incremental costs incurred for upfront preparation, initial mobilization and modifications of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources of the Company that will be used in satisfying its performance

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

obligations in the future and are expected to be recovered. Such costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract.
Costs incurred for the demobilization of rigs at contract completion are recognized as incurred during the demobilization process. Costs incurred for rig modifications or upgrades required for a contract, which are considered to be capital improvements, are capitalized as drilling and other property and equipment and depreciated over the estimated useful life of the improvement.
Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, at the end of the reporting period:

	Three Months Ended March 31, 2018
	2018	2019	2020	2021	2022 and beyond	Total
Drillships	$18,027	$16,441	$15,141	$15,141	$12,552	$77,302
Jackups	9,177	10,480	3,670	—	—	23,327
Total (1)	$27,204	$26,921	$18,811	$15,141	$12,552	$100,629
(1) Our Semisubmersible fleet contained no unsatisfied performance obligations as of March 31, 2018.
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Our revenue recognition pattern under ASC 606 is materially equivalent to revenue recognition under the previous guidance. For the three months ended March 31, 2018, there were no material effects to our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

Three Months Ended March 31, 2018
Drillships	$111,747
Seimsubmerisibles	8,889
Jackups	108,470
Total	$229,106
Note 10— Income Taxes
At March 31, 2018, the reserves for uncertain tax positions totaled $183.5 million (net of related tax benefits of $1.0 million). At December 31, 2017, the reserves for uncertain tax positions totaled $191.9 million (net of related tax benefits of $1.0 million).
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
At March 31, 2017, our income tax provision included a non-cash, discrete item of $260.7 million as the result of an internal tax restructuring, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

deployment of cash throughout the business and consolidate operations into one centralized group of entities. The effect of this tax restructuring has been to lower current tax expense.
For interim and annual reporting periods beginning after December 15, 2017, ASU No. 2016-16 will be applied on a modified retrospective basis to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. As the result of the application of this standard, we reclassified deferred charges of $149.9 million in “Other assets” and “Other liabilities” to “Retained earnings” on the accompanying Condensed Consolidated Balance Sheets.
Note 11— Employee Benefit Plans
Pension costs include the following components for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$465	$2,045	$478	$2,148
Return on plan assets	(716)	(2,979)	(701)	(2,941)
Recognized net actuarial loss	—	411	266	366
Net pension benefit cost (gain)	$(251)	$(523)	$43	$(427)
During the three months ended March 31, 2018 and 2017, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees will accrue no future benefits under the plans and, as such, Noble recognized no service costs with the plans for the three months ended March 31, 2018 and 2017. Interest cost, return on plan assets and net actuarial losses were aggregated and disclosed within "Interest income and other, net” on the Condensed Consolidated Statements of Operations. For more information refer to “Note 2— Accounting Pronouncements.”
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
Cash Flow Hedges
Several of our regional shorebases, including our North Sea operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. These contracts had a maturity of less than 12 months. There were no foreign currency forward contracts entered into or outstanding as of March 31, 2018.
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
Financial Statement Presentation
The following table, together with “Note 13— Fair Value of Financial Instruments,” summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCI or as “Contract drilling services” revenue or costs for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Unrealized loss recognized through AOCI	Loss recognized through “Contract drilling services” revenue
Cash flow hedges
Foreign currency forward contracts	$(110)	$(73)
Non-designated derivatives
FCX Settlement	$—	$(7,900)
There were no foreign currency forward contracts entered into or outstanding as of March 31, 2018.
Note 13— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,138	$7,138	$—	$—

	December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,321	$7,321	$—	$—
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Department of Justice settlement.
In December 2014, one of our subsidiaries reached a settlement with the U.S. Department of Justice (“DOJ”) regarding our former drillship, the Noble Discoverer, and the Kulluk, a rig we were providing contract labor services for, in respect of violations of applicable law discovered in connection with a 2012 Coast Guard inspection in Alaska and our own subsequent internal investigation. Under the terms of the agreement, the subsidiary paid $8.2 million in fines and $4.0 million in community service payments and was placed on probation for four years, with the right to petition the court for early dismissal of probation after three years. The subsidiary's motion to early terminate the plea agreement was granted and the plea agreement was terminated effective as of March 1, 2018. We also implemented a comprehensive environmental compliance plan in connection with the settlement.
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
We are entering into the discovery phase of the litigation. The presiding court has approved a litigation schedule which, if followed, would conclude all pre-trial motions and other activity by approximately the end of the third quarter of 2019. If any of the litigation trust’s claims are successful, or if we elect to settle any claims, any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. We may be required to establish reserves on our financial statements in advance of the conclusion of the litigation. Such reserves may be substantial and could have a material adverse effect on our financial condition as presented in such financial statements.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including a Master Separation Agreement (the “MSA”) and a Tax Sharing Agreement (the “TSA”).
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
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements resulted in a number of accounting charges and benefits during the year ended December 31, 2017, and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
Tax matters.
During 2014, the Internal Revenue Service (“IRS”) began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report (“RAR”) from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our condensed consolidated financial statements. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns.
Audit claims of approximately $52.8 million attributable to income and other business taxes have been assessed against Noble entities in Mexico. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our Condensed Consolidated Financial Statements.
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
Note 15— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $104.2 million and $114.3 million at March 31, 2018 and December 31, 2017, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $60.7 million at March 31, 2018 as compared to $55.7 million at December 31, 2017, and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.
In April 2015, we agreed to contract dayrate reductions for five rigs working for Saudi Arabian Oil Company (“Saudi Aramco”), which were effective from January 1, 2015 through December 31, 2015. These rates were once again adjusted downward in 2016 to the adjusted 2015 levels and will remain at these same reduced rates through the end of the existing contracts. In accordance with accounting standards, we are recognizing the reductions on a straight-line basis over the remaining life of the existing Saudi Aramco contracts. At March 31, 2018 and

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

December 31, 2017, revenues recorded in excess of billings as a result of this recognition totaled $8.6 million and $6.9 million, respectively, which are included in “Prepaid expenses and other current assets” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Accounts receivable	$22,892	$33,630	$22,892	$33,630
Other current assets	9,986	(11,451)	9,699	(11,719)
Other assets	(11,668)	89,065	(10,552)	89,029
Accounts payable	6,175	(9,017)	6,175	(8,800)
Other current liabilities	(58,860)	(95,810)	(58,780)	(96,154)
Other liabilities	2,697	8,139	2,697	8,139
Total net change in assets and liabilities	$(28,778)	$14,556	$(27,869)	$14,125
Non-cash investing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2018 and December 31, 2017 were $29.6 million and $25.5 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2017 and December 31, 2016 were $17.0 million and $35.1 million, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is an issuer, co-issuer or full and unconditional guarantor or otherwise obligated as of March 31, 2018 with respect to registered securities as follows (see “Note 7— Debt” for additional information):

Issuer
Notes (1)	(Co-Issuer(s))	Guarantor
$250 million 5.75% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019 (2)	NHUS	Noble-Cayman
Noble Drilling Holding, LLC (“NDH” )
Noble Drilling Services 6 LLC (“NDS6”)
$168 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$209 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$126 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$1 billion 7.75% Senior Notes due 2024	NHIL	Noble-Cayman
$450 million 7.70% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 8.70% Senior Notes due 2045	NHIL	Noble-Cayman
(1) Our 2026 Notes are excluded from this list as they are unregistered securities issued in a non-public offering.
(2) As of March 31, 2018, the entire remaining principal amount of 2019 Notes were redeemed and, as a result, we have prospectively eliminated NHUS, NDH, and NDS6 as guarantors in the current year presentation of the Condensed Consolidating Financial Information. However, prior year information is presented as previously reported.
The following condensed consolidating financial statements of Noble-Cayman, NHUS, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2018
(in thousands)
(Unaudited)

	Noble - Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$10	$40,362	$420,459	$—	$460,831
Accounts receivable	—	—	181,804	—	181,804
Taxes receivable	—	—	21,530	—	21,530
Short-term notes receivable from affiliates	—	—	3,175,662	(3,175,662)	—
Accounts receivable from affiliates	609,128	60,945	4,391,705	(5,061,778)	—
Prepaid expenses and other current assets	—	—	55,070	—	55,070
Total current assets	609,138	101,307	8,246,230	(8,237,440)	719,235
Property and equipment, at cost	—	—	12,072,297	—	12,072,297
Accumulated depreciation	—	—	(2,673,437)	—	(2,673,437)
Property and equipment, net	—	—	9,398,860	—	9,398,860
Notes receivable from affiliates	3,177,249	—	—	(3,177,249)	—
Investments in affiliates	4,803,162	12,573,116	—	(17,376,278)	—
Other assets	569	—	148,318	—	148,887
Total assets	$8,590,118	$12,674,423	$17,793,408	$(28,790,967)	$10,266,982
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	—	3,175,662	—	(3,175,662)	—
Accounts payable	1	—	94,114	—	94,115
Accrued payroll and related costs	—	—	35,551	—	35,551
Accounts payable to affiliates	3,582,604	809,100	670,074	(5,061,778)	—
Taxes payable	—	—	28,919	—	28,919
Interest payable	163	65,851	1,635	—	67,649
Other current liabilities	—	—	67,625	—	67,625
Total current liabilities	3,582,768	4,050,613	897,918	(8,237,440)	293,859
Long-term debt	—	3,841,350	—	—	3,841,350
Notes payable to affiliates	—	—	3,177,249	(3,177,249)	—
Deferred income taxes	—	—	181,573	—	181,573
Other liabilities	19,929	—	272,036	—	291,965
Total liabilities	3,602,697	7,891,963	4,528,776	(11,414,689)	4,608,747
Commitments and contingencies
Total shareholder equity	4,987,421	4,782,460	12,593,818	(17,376,278)	4,987,421
Noncontrolling interests	—	—	670,814	—	670,814
Total equity	4,987,421	4,782,460	13,264,632	(17,376,278)	5,658,235
Total liabilities and equity	$8,590,118	$12,674,423	$17,793,408	$(28,790,967)	$10,266,982

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017
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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$229,106	$—	$229,106
Reimbursables and other	—	—	6,050	—	6,050
Total operating revenues	—	—	235,156	—	235,156
Operating costs and expenses
Contract drilling services	81	604	135,721	—	136,406
Reimbursables	—	—	4,350	—	4,350
Depreciation and amortization	—	—	127,639	—	127,639
General and administrative	33	618	12,806	—	13,457
Total operating costs and expenses	114	1,222	280,516	—	281,852
Operating loss	(114)	(1,222)	(45,360)	—	(46,696)
Other income (expense)
Income (loss) of unconsolidated affiliates	(130,816)	12,518	—	118,298	—
Interest expense	(445)	(119,821)	—	44,251	(76,015)
Gain (loss) on extinguishment of debt, net	(2,336)	5,419	(11,851)	—	(8,768)
Interest income and other, net	1,568	(129)	44,158	(44,251)	1,346
Income (loss) before income taxes	(132,143)	(103,235)	(13,053)	118,298	(130,133)
Income tax provision	—	—	(2,996)	—	(2,996)
Net income (loss)	(132,143)	(103,235)	(16,049)	118,298	(133,129)
Net income attributable to noncontrolling interests	—	—	986	—	986
Net income (loss) attributable to Noble Corporation	(132,143)	(103,235)	(15,063)	118,298	(132,143)
Other comprehensive income (loss), net	991	—	991	(991)	991
Comprehensive income (loss) attributable to Noble Corporation	$(131,152)	$(103,235)	$(14,072)	$117,307	$(131,152)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$47,104	$—	$—	$324,724	$(17,169)	$354,659
Reimbursables and other	—	—	1,136	—	—	7,181	—	8,317
Total operating revenues	—	—	48,240	—	—	331,905	(17,169)	362,976
Operating costs and expenses
Contract drilling services	1,001	2,571	11,499	12,487	—	150,011	(17,169)	160,400
Reimbursables	—	—	820	—	—	4,326	—	5,146
Depreciation and amortization	—	—	16,515	—	—	119,203	—	135,718
General and administrative	513	1,307	—	6,833	4	407	—	9,064
Total operating costs and expenses	1,514	3,878	28,834	19,320	4	273,947	(17,169)	310,328
Operating income (loss)	(1,514)	(3,878)	19,406	(19,320)	(4)	57,958	—	52,648
Other income (expense)
Income (loss) of unconsolidated affiliates	(295,102)	(313,565)	2,369	96,817	50,619	—	458,862	—
Interest income (expense)	(2,605)	(17,511)	(3,092)	(106,002)	(3,817)	(57,313)	116,893	(73,447)
Interest income and other, net	4,632	(65)	39,902	4,203	63,418	6,306	(116,893)	1,503
Income (loss) from continuing operations before income taxes	(294,589)	(335,019)	58,585	(24,302)	110,216	6,951	458,862	(19,296)
Income tax benefit (provision)	—	50,459	509	—	—	(308,341)	—	(257,373)
Net income (loss)	(294,589)	(284,560)	59,094	(24,302)	110,216	(301,390)	458,862	(276,669)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(17,582)	(338)	(17,920)
Net income (loss) attributable to Noble Corporation	(294,589)	(284,560)	59,094	(24,302)	110,216	(318,972)	458,524	(294,589)
Other comprehensive income (loss), net	468	—	—	—	—	468	(468)	468
Comprehensive income (loss) attributable to Noble Corporation	$(294,121)	$(284,560)	$59,094	$(24,302)	$110,216	$(318,504)	$458,056	$(294,121)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$7,313	$(135,393)	$192,977	$—	$64,897
Cash flows from investing activities
Capital expenditures	—	—	(33,816)	—	(33,816)
Proceeds from disposal of assets	—	—	117	—	117
Net cash used in investing activities	—	—	(33,699)	—	(33,699)
Cash flows from financing activities
Issuance of senior notes	—	750,000	—	—	750,000
Repayment of long-term debt	—	(738,555)	(213,654)	—	(952,209)
Debt issuance costs on senior notes and credit facility	(217)	(12,581)	(1,386)	—	(14,184)
Dividends paid to noncontrolling interests	—	—	(2,667)	—	(2,667)
Distributions to parent company, net	(13,318)	—	—	—	(13,318)
Advances (to) from affiliates	6,221	147,567	(153,788)	—	—
Net cash provided by (used in) financing activities	(7,314)	146,431	(371,495)	—	(232,378)
Net change in cash and cash equivalents	(1)	11,038	(212,217)	—	(201,180)
Cash and cash equivalents, beginning of period	11	29,324	632,676	—	662,011
Cash and cash equivalents, end of period	$10	$40,362	$420,459	$—	$460,831

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$8,341	$(6,607)	$54,422	$(115,438)	$55,815	$151,982	$—	$148,515
Cash flows from investing activities
Capital expenditures	—	—	(277)	—	—	(38,105)	—	(38,382)
Proceeds from disposal of assets	—	—	—	—	—	273	—	273
Net cash used in investing activities	—	—	(277)	—	—	(37,832)	—	(38,109)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Debt issuance costs on senior notes and credit facilities	—	—	—	(42)	—	—	—	(42)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	—	(5,393)
Contributions from parent company, net	60,164	—	—	—	—	—	—	60,164
Advances (to) from affiliates	(71,041)	6,607	(64,900)	415,480	(55,815)	(230,331)	—	—
Net cash provided by (used in) financing activities	(10,877)	6,607	(64,900)	115,438	(55,815)	(235,724)	—	(245,271)
Net change in cash and cash equivalents	(2,536)	—	(10,755)	—	—	(121,574)	—	(134,865)
Cash and cash equivalents, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash and cash equivalents, end of period	$1	$—	$100	$—	$—	$518,867	$—	$518,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2018, and our results of operations for the three months ended March 31, 2018 and 2017. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our Credit Facilities (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, or in the documents incorporated by reference, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, violations of anti-corruption laws, hurricanes and other weather conditions and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet of 28 drilling rigs consisted of eight drillships, six semisubmersibles and 14 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process.
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
Outlook
The challenging business environment for offshore drillers continued through the first four months of 2018. An industry-wide rig supply imbalance has remained in place, as curtailed offshore spending by customers contributed to a significant number of rigs without drilling programs. In addition, newbuild rigs ordered prior to the decline in industry activity continue to exit shipyards, including those newbuilds now owned by the constructing shipyards which seek buyers for their stranded rigs, while the delivery of other newbuild rigs have been delayed into the future. These rigs add to the supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal.

However, the pace of attrition has been significantly less than what is required to ameliorate the capacity imbalance. In addition, our customers have adopted a cautious approach to offshore spending as crude oil prices have declined from approximately $112 per barrel for Brent crude on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $73 per barrel on May 2, 2018. Although crude oil prices have moved higher during 2017 and the first four months of 2018, we expect that the offshore drilling programs of operators will remain curtailed as our customers continue to favor cash flow realization over long cycle investment in offshore production and exploration. While further decline in rig utilization and dayrates is possible due to the continued oversupply of rigs, we expect that a gradual improvement in customer spending offshore is likely to occur over the near to medium term.
In spite of the gradual improvement in offshore spending, we expect the business environment for the remainder of 2018 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including growing production from U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets have led to only modest increases in offshore investment. However, steady demand growth, the lack of production investments in various countries around the world and the production limits agreed to by OPEC and other significant oil producing countries have helped to establish market conditions supporting higher sustained crude prices and should lead to improved offshore spending by our customers. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, the extent of any market improvement or when the oversupply of available drilling rigs will end. While current market conditions persist, we will continue to focus on fleet utilization improvements, cost control initiatives and financial discipline, including the preservation of liquidity. The current business environment could lead to us stacking or retiring additional rigs.
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
Results and Strategy
Our business strategy focuses on a balanced, high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world. We emphasize safe operations through the employment of quality, well-trained crews and strive to manage rig operating costs through the practice of innovative systems and processes, including the use of data analytics and predictive maintenance technology. Our strategy includes a focus on managing business cyclicality through available liquidity and access to capital.
During the last seven years, we expanded our drilling fleet through our newbuild program, which was completed upon the delivery of the Noble Lloyd Noble in July 2016. Although we plan to prioritize capital preservation and liquidity based on current market conditions, from time to time we will also continue to evaluate opportunities to enhance our fleet, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
Spin-off of Paragon Offshore plc
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-Off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares.
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
We are entering into the discovery phase of the litigation. The presiding court has approved a litigation schedule which, if followed, would conclude all pre-trial motions and other activity by approximately the end of the third quarter of 2019. If any of the litigation trust’s claims are successful, or if we elect to settle any claims, any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. We may be required to establish reserves on our financial statements in advance of the conclusion of the litigation. Such reserves may be substantial and could have a material adverse effect on our financial condition as presented in such financial statements.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including a Master Separation Agreement (the “MSA”) and a Tax Sharing Agreement (the “TSA”).
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
The rejection and ultimate termination of the indemnity and related obligations under the Separation Agreements resulted in a number of accounting charges and benefits during the year ended December 31, 2017, and such termination may continue to affect us in the future as liabilities arise for which we would have been indemnified by Paragon Offshore or would have had to indemnify Paragon Offshore. We do not expect that, overall, the rejection of the Separation Agreements by Paragon Offshore will have a material adverse effect on our financial condition or liquidity. However, any loss we experience with respect to which we would have been able to secure indemnification from Paragon Offshore under one or more of the Separation Agreements could have an adverse impact on our results of operations in any period, which impact may be material depending on our results of operations during this down-cycle.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of March 31, 2018, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period, and for the three rigs contracted with Royal Dutch Shell plc (“Shell”) mentioned below, we utilize the idle period and floor rates as described in Footnote (4) to the backlog table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.

The table below presents, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2018(1)	2019	2020	2021	2022-2023
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2)(3)	$1,772,620	$395,290	$400,140	$381,560	$338,800	$256,830
Jackups (4)	1,018,499	331,995	304,700	222,963	116,070	42,771
Total (5)	$2,791,119	$727,285	$704,840	$604,523	$454,870	$299,601
Percent of Available Days Committed (6)
Semisubmersibles/Drillships		38%	30%	29%	23%	9%
Jackups		64%	28%	19%	14%	3%
Total		51%	29%	24%	19%	6%

(1)	Represents a nine-month period beginning April 1, 2018.

(2)
As previously reported, three of our long-term drilling contracts with Shell, the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day plus daily operating expenses. The amendment also provided Shell the right to idle the Noble Bully II for up to one year and the Noble Globetrotter II for up to two years, each at a special stacking rate. Shell has exercised its right and, beginning late December 2016, we idled the Noble Globetrotter II at a rate of $185,000 per day. The Noble Bully II was idled at a rate of $200,000 per day, effective April 3, 2017. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at their respective dayrate floor for the remaining contract term. In April 2018, we agreed with Shell to extend the idle period for the Noble Bully II through December 31, 2018 at a revised rate of $230,000 per day. This extension of the idle period would have reduced the March 31, 2018 backlog by approximately $30 million.

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of March 31, 2018, the backlog for the Noble Bully II totaled $498.0 million, all of which is included in backlog. As of the same date, the Noble Bully I had no backlog. Noble’s proportional interest in the backlog for these rigs totaled $249.0 million.

(4)
Our Saudi Arabian Oil Company (“Saudi Aramco”) contract rates for the Noble Joe Beall and the Noble Gene House were adjusted downward in 2015 and remained at these same rates through the end of the respective contracts. Backlog for these contracts has been prepared based on the adjusted contract rates through the remainder of the contracts.

(5)
Some of our drilling contracts provide the customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and financial penalties. As of May 2, 2018, no new notifications of contract terminations have been received.

(6)
Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2017.
As of March 31, 2018, Shell, Saudi Aramco and Statoil ASA represented approximately 57.4 percent, 18.4 percent and 14.0 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended March 31, 2018 and 2017
Net loss from continuing operations attributable to Noble-UK for the three months ended March 31, 2018 was $142.3 million, or $0.58 per diluted share, on operating revenues of $235.2 million, compared to net loss from continuing operations for the three months ended March 31, 2017 of $301.7 million, or $1.24 per diluted share, on operating revenues of $363.0 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between March 31, 2018 and March 31, 2017, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income. During the three months ended March 31, 2018 and 2017, Noble-Cayman's operating loss was $10.2 million lower and operating income was $7.2 million higher, respectively, than that of Noble-UK. The operating income or loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below. The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	2018	2017	% Change	2018	2017	% Change
Jackups	56%	93%	706	1,170	(40)%	$153,662	$123,154	25%
Semisubmersibles	17%	17%	90	90	—%	98,766	131,015	(25)%
Drillships	52%	68%	375	490	(23)%	297,833	405,719	(27)%
Total	47%	69%	1,171	1,750	(33)%	$195,633	$202,674	(3)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Operating revenues:
Contract drilling services	$229,106	$354,659	$(125,553)	(35)%
Reimbursables and other (1)	6,051	8,304	(2,253)	(27)%
	$235,157	$362,963	$(127,806)	(35)%
Operating costs and expenses:
Contract drilling services	$136,849	$160,769	$(23,920)	(15)%
Reimbursables (1)	4,350	5,146	(796)	(15)%
Depreciation and amortization	123,215	129,778	(6,563)	(5)%
General and administrative	22,083	15,880	6,203	39%
	286,497	311,573	(25,076)	(8)%
Operating income (loss)	$(51,340)	$51,390	$(102,730)	(200)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $125.6 million decline in contract drilling services revenues for the three months ended March 31, 2018 as compared to the same period of 2017 was composed of an $8.2 million decline from lower dayrates and a $117.4 million decline due to fewer operating days. The contract drilling services revenues decline was primarily due to our drillship and jackup fleet, which experienced declines in revenues of $87.1 million and $35.6 million, respectively. Our semisubmersible fleet experienced a decline in revenue of $2.9 million.
The $87.1 million revenue decline in our drillship fleet consists of a $40.5 million decline from lower dayrates and a $46.6 million decline due to fewer operating days for the three months ended March 31, 2018 compared to the same period of 2017. The declines in average dayrates and operating days were primarily related to the Noble Bully I, which remained stacked during the current period but operated during the same period of 2017. In addition, the Noble Bob Douglas experienced a decrease in average dayrates and operating days during the current period compared the same period of 2017.
The $35.6 million revenue decline in our jackup fleet is primarily attributable to a $57.1 million decline in revenues due to certain of our jackup rigs not operating in the current period, but operating during the same period of 2017, which was partially offset by an increase in revenues of $21.5 million associated with favorable dayrate changes across the jackup fleet. The $2.9 million decline in semisubmersible revenues was due to dayrate decreases on the Noble Paul Romano.
Operating Costs and Expenses. Contract drilling services operating costs decreased $23.9 million for the three months ended March 31, 2018 as compared to the same period of 2017. Of the decrease, $24.3 million was due to rigs with significant operating days during the first quarter of 2017, which had either no or fewer operating days in same quarter of 2018. These decreases were partially offset by a $2.1 million increase in operating costs related to rigs idled in both periods.
Depreciation and amortization decreased $6.6 million for the three months ended March 31, 2018 as compared to the same period of 2017. The decline was due to the effect of rig impairments during 2017.
Other Income and Expenses
General and administrative expenses. General and administrative expenses increased $6.2 million during the three months ended March 31, 2018 as compared to the same period of 2017, primarily due to employee-related costs and professional fees.
Interest Expense. Interest expense increased $2.6 million during the three months ended March 31, 2018 as compared to the same period of 2017. This increase was primarily due to the issuance of our 2026 Senior Notes (the “2026 Notes”). The increase was partially offset by the retirement of a portion of our Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021 (the “2021 Notes”) and Senior Notes due 2022 (the “2022 Notes”) as a result of tender offers in January 2018, the maturity of our Senior Notes due 2018 (the “2018 Notes”) and the redemption of our remaining Senior Notes due 2019 (the “2019 Notes”). For additional information see “Note 7— Debt” to our condensed consolidated financial statements.

Income Tax Benefit. Our income tax benefit decreased by $254.4 million for the three months ended March 31, 2018 as compared to the same period of 2017. Excluding a $260.7 million non-cash discrete tax item, resulting from an internal tax restructuring during the same period of 2017, the income tax provision increased by $7.5 million. The increase was due to a negative effective tax rate applied to a pre-tax book loss as of the three months ended March 31, 2018 as compared to a positive effective tax rate in the same period of 2017. The decrease in the worldwide effective tax rate excluding the discrete tax items is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $54.9 million for the three months ended March 31, 2018 and $141.9 million for the three months ended March 31, 2017. The decrease in net cash provided by operating activities for the three months ended March 31, 2018 was primarily attributable to a reduction in operating activity during this period. We had working capital of $426.0 million and $446.0 million at March 31, 2018 and December 31, 2017, respectively.
Net cash used in investing activities for the three months ended March 31, 2018 was $33.7 million as compared to $38.1 million for the three months ended March 31, 2017. The variance primarily relates to lower capital expenditures related to our major projects in the current period.
Net cash used in financing activities for the three months ended March 31, 2018 was $222.4 million as compared to $309.7 million for the three months ended March 31, 2017. During the current period, our primary uses of cash included retirement of a portion of the 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes in tender offers, repayment at maturity of the 2018 Notes and redemption of the 2019 Notes, which amounts were partially offset by the issuance of the 2026 Notes.
Our principal source of capital in the current period was cash generated from operating activities coupled with the $750.0 million 2026 Notes offering in January 2018. Cash on hand during the current period was primarily used for the following:

•	normal recurring operating expenses;

•	retirement of a portion of our 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes in tender offers, repayment at maturity of the 2018 Notes and redemption of the 2019 Notes; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayments of debt and interest.
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing Credit Facilities (as defined below) and potential issuances of long-term debt. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.
At March 31, 2018, we had a total contract drilling services backlog of approximately $2.8 billion, which includes a commitment of 51 percent of available days for the remainder of 2018 and 29 percent of available days for 2019. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures, excluding the effect of accruals, totaled $37.9 million and $18.7 million for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures during the first three months of 2018 consisted of the following:

•	$18.2 million for sustaining capital and upgrades and replacements to drilling equipment;

•	$11.1 million in major projects; and

•	$8.6 million in other capital projects.
Our total capital expenditure estimate for 2018 is $147.8 million.
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
Share Capital
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
In April 2018, our shareholders approved, at our Annual General Meeting, a proposal to allow our Board of Directors to increase our share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share).
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. At March 31, 2018, we do not have shareholder authority to repurchase shares. During the three months ended March 31, 2018 no shares were repurchased.
Credit Facilities
2015 Credit Facility
At December 31, 2017, we had a five-year $2.4 billion senior unsecured credit facility that matures in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”). At December 31, 2017, the 2015 Credit Facility also provided us with the ability to issue up to $500.0 million in letters of credit.
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million. At March 31, 2018, we had no borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility of approximately $1.5 billion became available in January 2018 upon satisfaction of certain conditions, including the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility will mature in January 2023. At March 31, 2018, we had no borrowings outstanding or letters of credit issued under the 2017 Credit Facility.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At March 31, 2018, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.
Debt Issuances
In January 2018, we issued $750.0 million aggregate principal amount of our Senior Notes due 2026 (the “2026 Notes”) through our indirect wholly-owned subsidiary, NHIL. The net proceeds of the offering of approximately $737.4 million, after estimated expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
The 2026 Notes are redeemable, in whole or in part, prior to February 1, 2021, at a redemption price equal to 100% of the aggregate principal amount of the 2026 Notes being redeemed, plus a make-whole premium. Prior to February 1, 2021, we may also redeem up to 40% of the 2026

Notes in an amount not to exceed the net cash proceeds of certain equity offerings at a redemption price equal to approximately 108% of their aggregate principal amount. Further, the 2026 Notes may be redeemed in whole at par as a result of changes in tax law requiring us to withhold taxes from payments on the 2026 Notes. On or after February 1, 2021, we may redeem all or any portion of the 2026 Notes at various redemption prices set forth in the indenture.
Upon (i) the occurrence of a change of control and (ii) a downgrade of the rating of the 2026 Notes within 60 days after the change of control by at least two of Moody’s Investors Service, Inc., Standard & Poor’s Financial Services LLC or Fitch Ratings Inc. we will be required to make an offer to repurchase all outstanding 2026 Notes at a price in cash equal to 101% of the aggregate principal amount of the 2026 Notes repurchased, plus any accrued and unpaid interest to, but excluding, the repurchase date.
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
Senior Notes Interest Rate Adjustments
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings significantly below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018 (the “2018 Notes”), our Senior Notes due 2025 (the “2025 Notes”) and our Senior Notes due 2045 (the “ 2045 Notes”), all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which increased the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, in April 2018. These senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increase will occur. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels.
Our other outstanding senior notes, including our Senior Notes due 2024 (the “2024 Notes”) and the 2026 Notes do not contain provisions varying applicable interest rates based upon our credit ratings.
Debt Tender Offers and Repayments
In January 2018, we commenced cash tender offers for our 2018 Notes, Senior Notes due 2019 (the “2019 Notes”), Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021, Senior Notes due 2022 (the “2022 Notes”) and Senior Notes due 2024. In February 2018, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the 2026 Notes issuance and cash on hand. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
In February 2018, we redeemed the remaining principal amount of $61.9 million of the 2019 Notes for approximately $65.3 million, plus accrued interest. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
In March 2018, we repaid the remaining aggregate principal amount of $126.6 million of the 2018 Notes at maturity using cash on hand.
In March 2018, we purchased $9.5 million aggregate principal amount of various tranches of our senior notes for approximately $8.7 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $0.5 million.
In March 2017, we repaid the aggregate principal amount of $300.0 million of the Senior Notes due 2017 at maturity using cash on hand.
Covenants
The 2015 Credit Facility is guaranteed by NHUS and NHIL. The 2015 Credit Facility contains a covenant that limits our ratio of debt to total tangible capitalization, as defined in the 2015 Credit Facility, to 0.60 at the end of each fiscal quarter.
The 2017 Credit Facility contains certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant restricting debt to total tangible capitalization to not greater than 0.55 at the end of each fiscal quarter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million.
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, on January 19, 2018 certain indirect subsidiaries of Noble-UK became guarantors under the 2017 Credit Facility, including Noble Dave Beard Limited, Noble Drilling (TVL) Ltd., Noble Resources Limited, Noble SA Limited, Noble Bob Douglas LLC, Noble Drilling Holding LLC, Noble Drilling International GmbH, Noble Leasing (Switzerland) GmbH, and Noble Leasing III (Switzerland) GmbH. Certain other subsidiaries of Noble-UK may be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
The 2017 Credit Facility contains additional restrictive covenants generally applicable to NHUK and its subsidiaries, including restrictions on the incurrence of liens and indebtedness, mergers and other fundamental changes, restricted payments, repurchases and redemptions of indebtedness with maturities outside of the maturity of the 2017 Credit Facility, sale and leaseback transactions and transactions with affiliates.
In addition to the covenants from the Credit Facilities noted above and the covenants from the 2026 Notes described under “— Debt Issuances” above, the indentures governing our other outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At March 31, 2018, we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and expect to remain in compliance throughout 2018.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 2— Accounting Pronouncements,” to the Condensed Consolidated Financial Statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under our Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At March 31, 2018, we had no borrowings outstanding under our Credit Facilities.
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings significantly below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on the 2018 Notes, 2025 Notes and 2045 Notes, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which increased the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, beginning in April 2018. These senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increase will occur.
Our other outstanding senior notes, including the 2024 Notes issued in December 2016 and the 2026 Notes issued in January 2018, do not contain provisions varying applicable interest rates based upon our credit ratings.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.3 billion and $3.4 billion at March 31, 2018 and December 31, 2017, respectively. The decrease in the fair value of debt relates to a reduction in total principal amount outstanding due to our debt repayments during the period, partially offset by our debt issuance and changes in market expectations for interest rates and perceptions of our credit risk.

Foreign Currency Risk
Although we are a UK company, we define foreign currency as any non-U.S. denominated currency. Our functional currency is the U.S. Dollar. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the U.S. Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in U.S. Dollars will increase (decrease).
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Condensed Consolidated Balance Sheet and in “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts recorded in AOCI are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Several of our regional shorebases, including our North Sea operations, have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which settle monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months.
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
Item 4. Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of March 31, 2018. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer of Noble-Cayman, and Adam C. Peakes, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2018. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 14— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information presented in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our annual report on Form 10-K for the year ended December 31, 2017, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended March 31, 2018 there were no repurchases by Noble-UK of its shares.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

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

3.1
Composite Copy of Articles of Association of Noble Corporation plc, a company incorporated under the laws of England and Wales ((“Noble-UK”), as of June 10, 2014 (filed as Exhibit 3.1 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 and incorporated herein by reference).

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

4.3
Indenture, dated as of November 21, 2008, between Noble Holding International Limited, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to Noble-Cayman’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference).

4.4
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

4.5
Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to 4.000% Senior Notes due 2018, 5.950% Senior Notes due 2025 and 6.95% Senior Notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.1 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

4.6
First Supplemental Indenture, dated as of March 16, 2015, among Noble Holding International Limited, as Issuer, Noble - Cayman, as Guarantor, and Wells Fargo Bank, N.A., as Trustee, relating to 4.000% Senior Notes due 2018, 5.950% Senior Notes due 2025 and 6.95% Senior Notes due 2045 of Noble Holding International Limited (filed as Exhibit 4.2 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2015 and incorporated herein by reference).

Exhibit Number	Exhibit

4.7
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

10.2*
Inducement Agreement, effective on January 11, 2018, by and among Julie J. Robertson, Noble-UK and Noble Drilling Services Inc. (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference).

10.3*
Restated Employment Agreement by and between Julie J. Robertson and Noble Drilling Services Inc., executed as of February 21, 2018 (filed as Exhibit 10.66 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

10.4*	Noble Corporation 2018 Short Term Incentive Plan.

10.5*
Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of May 1, 2018 (filed as exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 1, 2018 and incorporated herein by reference).

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
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Julie J. Robertson	May 10, 2018
Julie J. Robertson Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	May 10, 2018
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Julie J. Robertson	May 10, 2018
Julie J. Robertson President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	May 10, 2018
Adam C. Peakes Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date