Form 10-Q
period 2018-06-30
Noble Corp plc; NOBLE CORP
filed 2018-08-03
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Noble Corporation plc:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at July 31, 2018: Noble Corporation plc — 246,783,435
Number of shares outstanding: Noble Corporation — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$411,492	$662,829
Accounts receivable, net	212,229	204,696
Taxes receivable	12,811	105,345
Prepaid expenses and other current assets	60,721	66,105
Total current assets	697,253	1,038,975
Property and equipment, at cost	10,924,509	12,034,331
Accumulated depreciation	(2,403,099)	(2,545,091)
Property and equipment, net	8,521,410	9,489,240
Other assets	175,024	266,444
Total assets	$9,393,687	$10,794,659
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	93,612	84,032
Accrued payroll and related costs	41,852	54,904
Taxes payable	33,278	34,391
Interest payable	103,407	98,189
Other current liabilities	65,087	71,665
Total current liabilities	337,236	593,024
Long-term debt	3,842,617	3,795,867
Deferred income taxes	155,961	164,962
Other liabilities	284,823	290,178
Total liabilities	4,620,637	4,844,031
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 246,760 and 244,971 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	2,468	2,450
Additional paid-in capital	688,214	678,922
Retained earnings	3,721,433	4,637,677
Accumulated other comprehensive loss	(49,883)	(42,888)
Total shareholders' equity	4,362,232	5,276,161
Noncontrolling interests	410,818	674,467
Total equity	4,773,050	5,950,628
Total liabilities and equity	$9,393,687	$10,794,659
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues
Contract drilling services	$247,689	$271,532	$476,795	$626,191
Reimbursables and other	10,680	6,610	16,731	14,927
	258,369	278,142	493,526	641,118
Operating costs and expenses
Contract drilling services	151,437	162,781	288,286	323,550
Reimbursables	8,297	4,394	12,647	9,540
Depreciation and amortization	129,681	136,594	258,436	272,312
General and administrative	21,717	18,658	43,800	34,538
Loss on impairment	792,843	—	792,843	—
	1,103,975	322,427	1,396,012	639,940
Operating income (loss)	(845,606)	(44,285)	(902,486)	1,178
Other income (expense)
Interest expense, net of amounts capitalized	(74,130)	(73,209)	(150,145)	(146,656)
Loss on extinguishment of debt, net	—	—	(8,768)	—
Interest income and other, net	2,865	3,074	4,204	4,691
Loss from continuing operations before income taxes	(916,871)	(114,420)	(1,057,195)	(140,787)
Income tax benefit (provision)	38,839	18,213	35,843	(239,194)
Net loss from continuing operations	(878,032)	(96,207)	(1,021,352)	(379,981)
Net loss from discontinued operations, net of tax	—	(1,486)	—	(1,486)
Net loss	(878,032)	(97,693)	(1,021,352)	(381,467)
Net (income) loss attributable to noncontrolling interests	249,969	4,343	250,955	(13,577)
Net loss attributable to Noble Corporation plc	$(628,063)	$(93,350)	$(770,397)	$(395,044)
Net loss attributable to Noble Corporation plc
Loss from continuing operations	$(628,063)	$(91,864)	$(770,397)	$(393,558)
Net loss from discontinued operations, net of tax	—	(1,486)	—	(1,486)
Net loss attributable to Noble Corporation plc	$(628,063)	$(93,350)	$(770,397)	$(395,044)
Per share data
Basic:
Loss from continuing operations	$(2.55)	$(0.37)	$(3.13)	$(1.61)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net loss attributable to Noble Corporation plc	$(2.55)	$(0.38)	$(3.13)	$(1.62)
Diluted:
Loss from continuing operations	$(2.55)	$(0.37)	$(3.13)	$(1.61)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net loss attributable to Noble Corporation plc	$(2.55)	$(0.38)	$(3.13)	$(1.62)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(878,032)	$(97,693)	$(1,021,352)	$(381,467)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,771)	94	(2,104)	280
Foreign currency forward contracts	—	849	—	739
Amortization of deferred pension plan amounts (net of tax provision of $86 and $161 for the three months ended June 30, 2018 and 2017, respectively, and $173 and $328 for the six months ended June 30, 2018 and 2017, respectively)	325	375	649	767
Other comprehensive income (loss), net	(2,446)	1,318	(1,455)	1,786
Net comprehensive (income) loss attributable to noncontrolling interests	249,969	4,343	250,955	(13,577)
Comprehensive loss attributable to Noble Corporation plc	$(630,509)	$(92,032)	$(771,852)	$(393,258)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,021,352)	$(381,467)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	258,436	272,312
Loss on impairment	792,843	—
Loss on extinguishment of debt, net	8,768	—
Deferred income taxes	(51,724)	303,084
Amortization of share-based compensation	12,735	15,187
Other long-term asset write-off	—	14,419
Other costs, net	3,226	2,800
Changes in components of working capital:
Change in taxes receivable	84,486	—
Net changes in other operating assets and liabilities	(33,524)	27,950
Net cash provided by operating activities	53,894	254,285
Cash flows from investing activities
Capital expenditures	(75,874)	(67,608)
Proceeds from disposal of assets, net	3,755	314
Net cash used in investing activities	(72,119)	(67,294)
Cash flows from financing activities
Issuance of senior notes	750,000	—
Repayments of debt	(952,209)	(300,000)
Debt issuance costs on senior notes and credit facilities	(14,802)	(42)
Dividends paid to noncontrolling interests	(12,694)	(5,393)
Taxes withheld on employee stock transactions	(3,407)	(4,301)
Net cash used in financing activities	(233,112)	(309,736)
Net decrease in cash and cash equivalents	(251,337)	(122,745)
Cash and cash equivalents, beginning of period	662,829	725,722
Cash and cash equivalents, end of period	$411,492	$602,977
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	15,187	—	—	—	15,187
Issuance of share-based compensation shares	1,664	17	(23)	—	—	—	(6)
Shares withheld for taxes on equity transactions	—	—	(4,318)	—	—	—	(4,318)
Net income (loss)	—	—	—	(395,044)	—	13,577	(381,467)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	(5,393)
Dividends unpaid to noncontrolling interests	—	—	—	—	—	(20,900)	(20,900)
Dividend equivalents (1)	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	1,786	—	1,786
Balance at June 30, 2017	244,903	$2,449	$665,014	$4,759,260	$(50,354)	$696,048	$6,072,417

Balance at December 31, 2017	244,971	$2,450	$678,922	$4,637,677	$(42,888)	$674,467	$5,950,628
Tax effect of intra-entity asset transfers (Note 2)	—	—	—	(149,938)	—	—	(149,938)
Stranded tax effect resulting from the Tax Cuts and Job Act (Note 2)	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	244,971	2,450	678,922	4,491,791	(48,428)	674,467	5,799,202
Employee related equity activity
Amortization of share-based compensation	—	—	12,735	—	—	—	12,735
Issuance of share-based compensation shares	1,789	18	(18)	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(3,425)	—	—	—	(3,425)
Net loss	—	—	—	(770,397)	—	(250,955)	(1,021,352)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12,694)	(12,694)
Dividend equivalents (1)	—	—	—	39	—	—	39
Other comprehensive loss, net	—	—	—	—	(1,455)	—	(1,455)
Balance at June 30, 2018	246,760	$2,468	$688,214	$3,721,433	$(49,883)	$410,818	$4,773,050

(1)	Activity associated with dividend equivalents, which are related to performance awards granted in 2016, to be paid upon vesting.
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$410,672	$662,011
Accounts receivable, net	212,229	204,696
Taxes receivable	12,811	105,345
Prepaid expenses and other current assets	60,628	65,441
Total current assets	696,340	1,037,493
Property and equipment, at cost	10,924,509	12,034,331
Accumulated depreciation	(2,403,099)	(2,545,091)
Property and equipment, net	8,521,410	9,489,240
Other assets	175,109	266,528
Total assets	$9,392,859	$10,793,261
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	93,431	83,873
Accrued payroll and related costs	41,821	54,904
Taxes payable	33,278	33,965
Interest payable	103,407	98,189
Other current liabilities	64,928	71,466
Total current liabilities	336,865	592,240
Long-term debt	3,842,617	3,795,867
Deferred income taxes	155,961	164,962
Other liabilities	284,823	290,178
Total liabilities	4,620,266	4,843,247
Commitments and contingencies (Note 15)
Shareholder equity
Common stock, $0.01 par value, ordinary shares; 261,246 shares outstanding as of June 30, 2018 and December 31, 2017	26,125	26,125
Capital in excess of par value	635,848	623,137
Retained earnings	3,749,685	4,669,173
Accumulated other comprehensive loss	(49,883)	(42,888)
Total shareholder equity	4,361,775	5,275,547
Noncontrolling interests	410,818	674,467
Total equity	4,772,593	5,950,014
Total liabilities and equity	$9,392,859	$10,793,261
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues
Contract drilling services	$247,689	$271,532	$476,795	$626,191
Reimbursables and other	10,680	6,610	16,731	14,927
	258,369	278,142	493,526	641,118
Operating costs and expenses
Contract drilling services	150,748	162,267	287,155	322,667
Reimbursables	8,297	4,394	12,647	9,540
Depreciation and amortization	128,173	134,633	255,812	270,351
General and administrative	8,121	13,231	21,578	22,295
Loss on impairment	792,843	—	792,843	—
	1,088,182	314,525	1,370,035	624,853
Operating income (loss)	(829,813)	(36,383)	(876,509)	16,265
Other income (expense)
Interest expense, net of amounts capitalized	(74,130)	(73,209)	(150,145)	(146,656)
Loss on extinguishment of debt, net	—	—	(8,768)	—
Interest income and other, net	2,851	3,138	4,197	4,641
Loss from continuing operations before income taxes	(901,092)	(106,454)	(1,031,225)	(125,750)
Income tax benefit (provision)	38,733	18,213	35,737	(239,160)
Net loss from continuing operations	(862,359)	(88,241)	(995,488)	(364,910)
Net income from discontinued operations, net of tax	—	2,967	—	2,967
Net loss	(862,359)	(85,274)	(995,488)	(361,943)
Net (income) loss attributable to noncontrolling interests	249,969	4,343	250,955	(13,577)
Net loss attributable to Noble Corporation	$(612,390)	$(80,931)	$(744,533)	$(375,520)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(862,359)	$(85,274)	$(995,488)	$(361,943)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,771)	94	(2,104)	280
Foreign currency forward contracts	—	849	—	739
Amortization of deferred pension plan amounts (net of tax provision of $86 and $161 for the three months ended June 30, 2018 and 2017, respectively, and $173 and $328 for the six months ended June 30, 2018 and 2017, respectively)	325	375	649	767
Other comprehensive income (loss), net	(2,446)	1,318	(1,455)	1,786
Net comprehensive (income) loss attributable to noncontrolling interests	249,969	4,343	250,955	(13,577)
Comprehensive loss attributable to Noble Corporation	$(614,836)	$(79,613)	$(745,988)	$(373,734)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(995,488)	$(361,943)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	255,812	270,351
Loss on impairment	792,843	—
Loss on extinguishment of debt, net	8,768	—
Deferred income taxes	(51,724)	303,084
Amortization of share-based compensation	12,711	15,154
Other long-term asset write-off	—	14,419
Other cost, net	3,226	2,800
Changes in components of working capital:
Change in taxes receivable	84,486	—
Net changes in other operating assets and liabilities	(31,080)	25,504
Net cash provided by operating activities	79,554	269,369
Cash flows from investing activities
Capital expenditures	(75,874)	(67,608)
Proceeds from disposal of assets, net	3,755	314
Net cash used in investing activities	(72,119)	(67,294)
Cash flows from financing activities
Issuance of senior notes	750,000	—
Repayments of debt	(952,209)	(300,000)
Debt issuance costs on senior notes and credit facilities	(14,802)	(42)
Dividends paid to noncontrolling interests	(12,694)	(5,393)
Contributions from (distributions to) parent company, net	(29,069)	51,705
Net cash used in financing activities	(258,774)	(253,730)
Net decrease in cash and cash equivalents	(251,339)	(51,655)
Cash and cash equivalents, beginning of period	662,011	653,833
Cash and cash equivalents, end of period	$410,672	$602,178
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions from parent company, net	—	—	—	51,705	—	—	51,705
Share-based compensation contribution by parent	—	—	15,154	—	—	—	15,154
Net income (loss)	—	—	—	(375,520)	—	13,577	(361,943)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	(5,393)
Dividends unpaid to noncontrolling interests	—	—	—	—	—	(20,900)	(20,900)
Other comprehensive income, net	—	—	—	—	1,786	—	1,786
Balance at June 30, 2017	261,246	$26,125	$609,245	$4,791,322	$(50,354)	$696,048	$6,072,386

Balance at December 31, 2017	261,246	$26,125	$623,137	$4,669,173	$(42,888)	$674,467	$5,950,014
Tax effect of intra-entity asset transfers (Note 2)	—	—	—	(149,938)	—	—	(149,938)
Stranded tax effect resulting from the Tax Cuts and Job Act (Note 2)	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	261,246	26,125	623,137	4,523,287	(48,428)	674,467	5,798,588
Distributions to parent company, net	—	—	—	(29,069)	—	—	(29,069)
Share-based compensation contribution by parent	—	—	12,711	—	—	—	12,711
Net loss	—	—	—	(744,533)	—	(250,955)	(995,488)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12,694)	(12,694)
Other comprehensive loss, net	—	—	—	—	(1,455)	—	(1,455)
Balance at June 30, 2018	261,246	$26,125	$635,848	$3,749,685	$(49,883)	$410,818	$4,772,593
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. As of June 30, 2018, our fleet consisted of eight drillships, four semisubmersibles and 12 jackups.
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
We adopted ASU 2014-09 and its related amendments, or collectively Topic 606, effective January 1, 2018 using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. Our modified retrospective adoption, for which we were not required to make any material changes to the prior year presentation, did not have a material effect on our condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

In October 2016, the FASB issued ASU No. 2016-16, which amends ASC Topic 740, “Income Taxes.” The amendments in this update improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We have adopted the new standard effective January 1, 2018 under the modified retrospective approach. Accordingly, “Other Assets” is reduced in our Condensed Consolidated Balance Sheet with a cumulative adjustment to retained earnings of approximately $149.9 million.
In February 2018, the FASB issued ASU No. 2018-2, which amends ASC Topic 220, “Income Statement—Reporting Comprehensive Income.” The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). This standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early application permitted. We have elected to adopt the new standard effective January 1, 2018 under the modified retrospective approach. The amendment should be applied on a retrospective basis to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act was recognized. As a result of the retrospective application, we will reduce “Accumulated Other Comprehensive Income” in our Condensed Consolidated Balance Sheet with a cumulative adjustment to “Retained Earnings” of approximately $5.5 million.
In March 2017, the FASB issued ASU No. 2017-7, which amends ASC Topic 715, “Compensation —Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Postretirement Benefits Cost.” The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity's defined benefit pension and other postretirement plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs, as defined in paragraphs 715-30-35-4 and 715-60-35-9, are required to be presented in the income statement separately from the service cost component and outside of income from operations. We adopted ASU No. 2017-7 effective January 1, 2018 and accordingly, we have made certain reclassifications between our “Contract drilling services” costs and “Interest income and other, net” on our Condensed Consolidated Statement of Operations.
Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We expect to adopt, on a modified retrospective basis, ASC 842 effective January 1, 2019. Our adoption requires that, as lessees, we recognize a right to use asset and lease liability. In addition, as lessors, our drilling contracts contain a lease component, which requires revenue presentation analysis. The ultimate effect on our consolidated financial statements, will be based on an evaluation of the contract-specific facts and circumstances. We do not expect our adoption to materially affect our Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, or Condensed Consolidated Statement of Cash Flows. We are currently evaluating what other effect, if any, ASC 842 will have on our condensed consolidated financial statements and related disclosures.
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
During the six months ended June 30, 2018, the Bully joint ventures approved and paid dividends of $25.4 million. During the six months ended June 30, 2017, the Bully joint ventures approved dividends of $52.6 million and paid dividends of $10.8 million. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at June 30, 2018 and December 31, 2017 totaled $0.7 billion and $1.3 billion, respectively. These assets were primarily funded through partner equity contributions. During the three and six months ended June 30, 2018, we recognized a $550.3 million impairment on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 10— Loss on Impairment” for additional information. Cash held by the Bully joint ventures totaled approximately $41.3 million at June 30, 2018 as compared to approximately $41.6 million at December 31, 2017.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4— Loss Per Share
The following table presents the computation of basic and diluted earnings per share for Noble-UK:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Basic
Net loss from continuing operations	$(628,063)	$(91,864)	$(770,397)	$(393,558)
Net loss from discontinued operations, net of tax	—	(1,486)	—	(1,486)
Net loss attributable to Noble Corporation plc	$(628,063)	$(93,350)	$(770,397)	$(395,044)
Diluted
Net loss from continuing operations	$(628,063)	$(91,864)	$(770,397)	$(393,558)
Net loss from discontinued operations, net of tax	—	(1,486)	—	(1,486)
Net loss attributable to Noble Corporation plc	$(628,063)	$(93,350)	$(770,397)	$(395,044)
Denominator:
Weighted average shares outstanding - basic	246,740	244,828	246,438	244,527
Weighted average shares outstanding - diluted	246,740	244,828	246,438	244,527
Loss per share
Basic:
Loss from continuing operations	$(2.55)	$(0.37)	$(3.13)	$(1.61)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net loss attributable to Noble Corporation plc	$(2.55)	$(0.38)	$(3.13)	$(1.62)
Diluted:
Loss from continuing operations	$(2.55)	$(0.37)	$(3.13)	$(1.61)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net loss attributable to Noble Corporation plc	$(2.55)	$(0.38)	$(3.13)	$(1.62)
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three and six months ended June 30, 2018, approximately 13.4 million share-based awards were excluded from diluted earnings per share since the effect would have been anti-dilutive. For the three and six months ended June 30, 2017, approximately 12.6 million share-based awards were excluded from diluted earnings per share for the same reason.
Share capital
As of June 30, 2018, Noble-UK had approximately 246.8 million shares outstanding and trading as compared to approximately 245.0 million shares outstanding and trading at December 31, 2017. At our 2018 Annual General Meeting shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2019 Annual General Meeting unless we seek an extension from shareholders at that time. There were no shares allotted during the six months ended June 30, 2018.
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. Noble has not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares.
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
While Noble owns all rights to amounts from that claim and will take available actions to recover such amounts, we believe the announced actions by Paragon Offshore create uncertainty relating to the prosecution of the claim and associated recovery, and accordingly, the disputed amounts of approximately $14.4 million were written off through “Contract drilling services” costs during the six months ended June 30, 2017.
Note 6— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	June 30, 2018	December 31, 2017
Drilling equipment and facilities	$10,610,440	$11,746,629
Construction in progress	111,304	83,509
Other	202,765	204,193
Property and equipment, at cost	$10,924,509	$12,034,331
During the three and six months ended June 30, 2018, we recognized a non-cash loss on impairment of $792.8 million, related to our long-lived assets. See “Note 10— Loss on Impairment” for additional information.
Note 7— Debt
Credit Facilities
2015 Credit Facility
At December 31, 2017, we had a five-year $2.4 billion senior unsecured credit facility that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”). At December 31, 2017, the 2015 Credit Facility also provided us with the ability to issue up to $500.0 million in letters of credit.
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the six months ended June 30, 2018. At June 30, 2018, we had no borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility of approximately $1.5 billion became available in January 2018 upon satisfaction of certain conditions, including the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. The 2017 Credit Facility will mature in January 2023. At June 30, 2018, we had no borrowings outstanding or letters of credit issued under the 2017 Credit Facility.
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

Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At June 30, 2018, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.
Debt Issuance
In January 2018, we issued $750.0 million aggregate principal amount of our Senior Notes due 2026 (the “2026 Notes”) through our indirect wholly-owned subsidiary, NHIL. The net proceeds of the offering of approximately $737.4 million, after estimated expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
The indenture for the 2026 Notes contains certain covenants and restrictions, including, among others, restrictions on our subsidiaries’ ability to incur certain additional indebtedness. Additionally, the Subsidiary Guarantors must own, directly or indirectly, (i) assets comprising at least 85% of the revenue of Noble-Cayman and its subsidiaries on a consolidated basis and (ii) jackups, semisubmersibles, drillships, submersibles or other mobile offshore drilling units of material importance, the combined book value of which comprises at least 85% of the combined book value of all such assets of Noble-Cayman and its subsidiaries on a consolidated basis, in each case, with respect to the most recently completed fiscal year.
Senior Notes Interest Rate Adjustments
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018 (the “2018 Notes”), our Senior Notes due 2025 (the “2025 Notes”) and our Senior Notes due 2045 (the “2045 Notes”), all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which increased the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, effective April 2018. These senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increases are possible. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels. Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit ratings.
Debt Tender Offers and Repayments
In January 2018, we commenced cash tender offers for the 2018 Notes, our Senior Notes due 2019 (the “2019 Notes”), our Senior Notes due 2020, our Senior Notes due 2021, our Senior Notes due 2022 and our Senior Notes due 2024. In February 2018, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the 2026 Notes issuance and cash on hand. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
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
In addition to the covenants from the Credit Facilities noted above and the covenants from the 2026 Notes described under “—Debt Issuance” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At June 30, 2018, we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and expect to remain in compliance throughout 2018.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our senior notes was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in “Note 14— Fair Value of Financial Instruments.”
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
5.75% Senior Notes due March 2018	$—	$—	$249,843	$250,830
7.50% Senior Notes due March 2019	—	—	201,535	206,881
4.90% Senior Notes due August 2020	65,786	64,773	167,422	163,283
4.625% Senior Notes due March 2021	92,865	89,655	208,095	195,687
3.95% Senior Notes due March 2022	41,606	38,170	125,307	107,348
7.75% Senior Notes due January 2024	782,057	760,838	971,498	861,160
7.95% Senior Notes due April 2025	446,308	416,727	446,106	380,732
7.875% Senior Notes due February 2026	737,900	772,695	—	—
6.20% Senior Notes due August 2040	396,771	291,504	396,738	274,988
6.05% Senior Notes due March 2041	394,569	288,936	394,514	273,988
5.25% Senior Notes due March 2042	494,125	341,250	494,063	315,430
8.95% Senior Notes due April 2045	390,630	358,760	390,589	320,396
Total debt	3,842,617	3,423,308	4,045,710	3,350,723
Current maturities of long-term debt	—	—	249,843	250,830
Long-term debt	$3,842,617	$3,423,308	$3,795,867	$3,099,893

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of AOCI for the six months ended June 30, 2018 and 2017. All amounts within the table are shown net of tax.

	Unrealized Losses on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income before reclassifications	739	—	280	1,019
Amounts reclassified from AOCI	—	767	—	767
Net other comprehensive income	739	767	280	1,786
Balance at June 30, 2017	$739	$(35,098)	$(15,995)	$(50,354)

Balance at December 31, 2017	$—	$(27,603)	$(15,285)	$(42,888)
Activity during period:
Stranded tax effect resulting from the Act (Note 2)	—	(5,540)	—	(5,540)
Balance at January 1, 2018	—	(33,143)	(15,285)	(48,428)
Activity during period:
Other comprehensive loss before reclassifications	—	—	(2,104)	(2,104)
Amounts reclassified from AOCI	—	649	—	649
Net other comprehensive income (loss)	—	649	(2,104)	(1,455)
Balance at June 30, 2018	$—	$(32,494)	$(17,389)	$(49,883)

(1)
Unrealized losses on cash flow hedges are related to foreign currency forward contracts. Reclassifications from AOCI are recognized through “Contract drilling services” costs on our Condensed Consolidated Statements of Operations. See “Note 13— Derivative Instruments and Hedging Activities” for additional information.

(2)
Defined benefit pension items relate to actuarial changes. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through either “Contract drilling services” or “General and administrative.” See “Note 12— Employee Benefit Plans” for additional information.

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
The amount estimated for variable consideration may be subject to interrupted or restricted rates and is only included in the transaction price to the extent that it is probable that a significant reversal of previously recognized revenue will not occur throughout the term of the contract (“constrained revenue”). When determining if variable consideration should be constrained, management considers whether there are factors

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

outside the Company’s control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.
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
Mobilization/Demobilization Revenue. We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization and demobilization of our rigs. These activities are not considered to be distinct within the context of the contract and, therefore, the associated revenue is allocated to the overall performance obligation and the associated pre-operating costs are deferred. We record a contract liability for mobilization fees received and a deferred asset for costs. Both revenue and pre-operating costs are recognized ratably over the initial term of the related drilling contract.
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
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days. Current contract asset and liability balances are included in “prepaid expenses and other current assets” and “other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “other assets” and “other liabilities,” respectively, on our Condensed Consolidated Balance Sheets.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2018	January 1, 2018
Current contract assets	$28,207	$21,229
Noncurrent contract assets	31,551	34,520
Total contract assets	59,758	55,749

Current contract liabilities (deferred revenue)	(38,074)	(35,422)
Noncurrent contract liabilities (deferred revenue)	(60,602)	(73,439)
Total contract liabilities	$(98,676)	$(108,861)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2018 are as follows:

	Contract Assets	Contract Liabilities
Net balance at January 1, 2018	$55,749	$(108,861)

Amortization of deferred costs	(13,684)	—
Additions to deferred costs	17,693	—
Amortization of deferred revenue	—	21,597
Additions to deferred revenue	—	(11,412)
Total	4,009	10,185

Net balance at June 30, 2018	$59,758	$(98,676)
We have elected, as a practical expedient, not to disclose significant changes in the remaining performance obligation for the six months ended June 30, 2017, which was before our adoption date of January 1, 2018.
Contract Costs
Certain direct and incremental costs incurred for upfront preparation, initial rig mobilization and modifications are costs of fulfilling a contract and are recoverable. These recoverable costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Certain of our contracts include capital rig enhancements used to satisfy our performance obligations. These capital items are capitalized and depreciated in accordance with our existing property and equipment accounting policy.
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

	Six Months Ended June 30, 2018
	2018	2019	2020	2021	2022 and beyond	Total
Drillships	$15,207	$16,963	$15,657	$15,657	$12,826	$76,310
Jackups	8,076	10,622	3,668	—	—	22,366
Total (1)	$23,283	$27,585	$19,325	$15,657	$12,826	$98,676
(1) Our Semisubmersible fleet contained no unsatisfied performance obligations as of June 30, 2018.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Our revenue recognition pattern under ASC 606 is materially equivalent to revenue recognition under the previous guidance. For the three and six months ended June 30, 2018, there were no material effects to our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Drillships	$128,498	$240,245
Seimsubmerisibles	5,581	14,470
Jackups	113,610	222,080
Total	$247,689	$476,795
Note 10— Loss on Impairment
Asset Impairments
We evaluate our drilling fleet assets for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the second quarter of 2018, we conducted a review of our fleet. The review included an assessment of certain assumptions, including future marketability of each unit in light of its current technical specifications. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service.
Based upon our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Bully I, Noble Paul Romano, Noble Dave Beard and certain capital spare equipment. During the three and six months ended June 30, 2018, impairment charges related to these units and certain capital spare equipment were approximately $763.7 million and $29.1 million, respectively. For our impaired units, we estimated the fair values of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. During the three and six months ended June 30, 2018, we recognized a $550.3 million impairment on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 3— Consolidated Joint Ventures” for additional information.
Note 11— Income Taxes
At June 30, 2018, the reserves for uncertain tax positions totaled $182.3 million (net of related tax benefits of $1.0 million). At December 31, 2017, the reserves for uncertain tax positions totaled $191.9 million (net of related tax benefits of $1.0 million).
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
At June 30, 2018, our income tax provision included a non-cash item of $35.6 million related to the impairment of three rigs and certain capital spares. See “Note 10- Loss on Impairment” for additional information.
At June 30, 2018, our income tax provision included a non-cash item of $35.6 million related to the impairment of three rigs and certain capital spares. See “Note 3— Consolidated Joint Ventures” for additional information.
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
During the fourth quarter of 2017, U.S. tax reform resulted in the write-down of our net deferred tax liabilities. In accordance with the guidance issued in Staff Accounting Bulletin No. 118, we will determine the final impact of the tax reform legislation once our 2017 U.S. tax return is completed in the third quarter of 2018, which may result in a change to the provisional amounts that we recognized in 2017.
Note 12— Employee Benefit Plans
Pension costs include the following components for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$354	$2,044	$492	$2,149
Return on plan assets	(710)	(2,978)	(721)	(2,941)
Recognized net actuarial loss	—	411	245	366
Net pension benefit cost (gain)	$(356)	$(523)	$16	$(426)

	Six Months Ended June 30,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$819	$4,089	$970	$4,297
Return on plan assets	(1,426)	(5,957)	(1,422)	(5,882)
Recognized net actuarial loss	—	822	511	732
Net pension benefit cost (gain)	$(607)	$(1,046)	$59	$(853)
During the three and six months ended June 30, 2018, we made no contributions to our pension plans. During the three and six months ended June 30, 2017, we made contributions to our pension plans totaling approximately $0.2 million.
Effective December 31, 2016, employees and alternate payees accrue no future benefits under the plans and, as such, Noble recognized no service costs with the plans for the three and six months ended June 30, 2018 and 2017. Interest cost, return on plan assets and net actuarial losses were aggregated and disclosed within “Interest income and other, net” on the Condensed Consolidated Statements of Operations. For more information refer to “Note 2— Accounting Pronouncements.”
Note 13— Derivative Instruments and Hedging Activities
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
On May 10, 2016, Freeport-McMoRan Inc. (“Freeport”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries entered into an agreement terminating the contracts on the Noble Sam Croft and the Noble Tom Madden (“FCX Settlement”), which were scheduled to end in July 2017 and November 2017, respectively. The FCX Settlement included two contingent payments, which are further discussed below. We accounted for these contingent payments as derivative instruments that did not qualify under the FASB standards for hedge accounting treatment, and therefore, for the three and six months ended June 30, 2017, the change in fair value was recognized as a $6.5 million and $14.4 million loss, respectively, in our Consolidated Statements of Operations.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Cash Flow Hedges
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts entered into or outstanding as of June 30, 2018.
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
Financial Statement Presentation
The following tables summarize the recognized gains and losses, which are estimated fair value measurements, of cash flow hedges and non-designated derivatives through AOCI or as “Contract drilling services” revenue or costs for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Unrealized loss recognized through AOCI	Loss reclassified from AOCI to "Contract drilling services" costs	Loss recognized through “Contract drilling services” revenue
Cash flow hedges
Foreign currency forward contracts	$849	$210	$—
Non-designated derivatives
FCX Settlement	$—	$—	$(6,500)

	Six Months Ended June 30, 2017
	Unrealized loss recognized through AOCI	Loss reclassified from AOCI to "Contract drilling services" costs	Loss recognized through “Contract drilling services” revenue
Cash flow hedges
Foreign currency forward contracts	$739	$—	$137
Non-designated derivatives
FCX Settlement	$—	$—	$(14,400)
There were no foreign currency forward contracts outstanding or entered into during the three and six months ended June 30, 2018.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,491	$7,491	$—	$—

	December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,321	$7,321	$—	$—
Our cash and cash equivalents, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in the accompanying Condensed Consolidated Balance Sheets approximate fair value.
Note 15— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries for patent infringement in a Texas federal court. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling. We were aware of the patents, which are now expired in the United States and most other countries, when we constructed the rigs. While there is inherent risk in litigation, we do not believe that our rigs infringe the Transocean patents. The lawsuit is currently in the discovery phase and we intend to defend ourselves vigorously against this claim.
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
Brazil commercial agent.
We previously used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts. This agent represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we conducted a review, which was substantially completed in 2017, of our relationship with the agent and with Petrobras. We have been in contact with the SEC, the Brazilian federal prosecutor’s office and the U.S Department of Justice about this matter. We have cooperated with these agencies and they are aware of our internal review. To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.

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
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court, and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. We have requested that the court dismiss the claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment, and require such claims to be arbitrated under the Master Separation Agreement (the “MSA”) entered into between Noble and Paragon Offshore at the time of the Spin-off, as well as stay the other proceedings during the pendency of the arbitration. The court has stayed discovery pending its ruling. The court has approved a litigation schedule, which, if our request for arbitration is denied and the court proceedings resume in the third quarter of 2018, would conclude all pre-trial motions and other activity by approximately the end of the third quarter or the beginning of the fourth quarter of 2019.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. We intend to defend ourselves vigorously. However, there is inherent risk and substantial expense in litigation, and the amount of damages the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. We may also establish reserves on our financial statements in advance of the conclusion of the litigation. Such reserves may be material and could have a material adverse effect on our financial condition and results of operations.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the MSA and a Tax Sharing Agreement (the “TSA”).
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
Audit claims of approximately $48.6 million attributable to income and other business taxes have been assessed against Noble entities in Mexico. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our Condensed Consolidated Financial Statements.
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
Other contingencies.
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
Note 16— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $98.7 million and $114.3 million at June 30, 2018 and December 31, 2017, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $59.8 million at June 30, 2018 as compared to $55.7 million at December 31, 2017, and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accounts receivable	$(7,533)	$76,495	$(7,533)	$76,495
Other current assets	6,534	15,896	5,962	12,475
Other assets	(15,049)	(40,078)	(12,426)	(47,166)
Accounts payable	1,014	(8,881)	993	(8,754)
Other current liabilities	(10,094)	(19,385)	(9,680)	(18,293)
Other liabilities	(8,396)	3,903	(8,396)	10,747
Total net change in assets and liabilities	$(33,524)	$27,950	$(31,080)	$25,504
Non-cash investing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2018 and December 31, 2017 were $34.1 million and $25.5 million, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2017 and December 31, 2016 were $23.6 million and $35.1 million, respectively.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is an issuer, co-issuer or full and unconditional guarantor or otherwise obligated as of June 30, 2018 with respect to registered securities as follows (see “Note 7— Debt” for additional information):

Issuer
Notes (1)	(Co-Issuer(s))	Guarantor
$250 million 5.75% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019 (2)	NHUS	Noble-Cayman
Noble Drilling Holding, LLC (“NDH” )
Noble Drilling Services 6 LLC (“NDS6”)
$168 million 4.90% Senior Notes due 2020	NHIL	Noble-Cayman
$209 million 4.625% Senior Notes due 2021	NHIL	Noble-Cayman
$126 million 3.95% Senior Notes due 2022	NHIL	Noble-Cayman
$1 billion 7.75% Senior Notes due 2024	NHIL	Noble-Cayman
$450 million 7.95% Senior Notes due 2025	NHIL	Noble-Cayman
$400 million 6.20% Senior Notes due 2040	NHIL	Noble-Cayman
$400 million 6.05% Senior Notes due 2041	NHIL	Noble-Cayman
$500 million 5.25% Senior Notes due 2042	NHIL	Noble-Cayman
$400 million 8.95% Senior Notes due 2045	NHIL	Noble-Cayman
(1) Our 2026 Notes are excluded from this list as they are unregistered securities issued in a non-public offering.
(2) In February 2018, the entire remaining principal amount of 2019 Notes were redeemed and, as a result, we have prospectively eliminated NHUS, NDH, and NDS6 as guarantors in the current year presentation of the Condensed Consolidating Financial Information. However, prior year information is presented as previously reported.
The following condensed consolidating financial statements of Noble-Cayman, NHUS, NDH, NHIL, NDS6 and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2018
(in thousands)
(Unaudited)

	Noble - Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$265	$—	$410,407	$—	$410,672
Accounts receivable	—	—	212,229	—	212,229
Taxes receivable	—	—	12,811	—	12,811
Short-term notes receivable from affiliates	—	—	3,175,662	(3,175,662)	—
Accounts receivable from affiliates	575,456	60,945	4,569,424	(5,205,825)	—
Prepaid expenses and other current assets	—	—	60,628	—	60,628
Total current assets	575,721	60,945	8,441,161	(8,381,487)	696,340
Property and equipment, at cost	—	—	10,924,509	—	10,924,509
Accumulated depreciation	—	—	(2,403,099)	—	(2,403,099)
Property and equipment, net	—	—	8,521,410	—	8,521,410
Notes receivable from affiliates	3,177,249	—	—	(3,177,249)	—
Investments in affiliates	4,357,569	12,209,685	—	(16,567,254)	—
Other assets	915	—	174,194	—	175,109
Total assets	$8,111,454	$12,270,630	$17,136,765	$(28,125,990)	$9,392,859
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	$—	$3,175,662	$—	$(3,175,662)	$—
Accounts payable	2	—	93,429	—	93,431
Accrued payroll and related costs	—	—	41,821	—	41,821
Accounts payable to affiliates	3,729,486	839,938	636,401	(5,205,825)	—
Taxes payable	—	—	33,278	—	33,278
Interest payable	262	100,517	2,628	—	103,407
Other current liabilities	—	—	64,928	—	64,928
Total current liabilities	3,729,750	4,116,117	872,485	(8,381,487)	336,865
Long-term debt	—	3,842,617		—	3,842,617
Notes payable to affiliates	—	—	3,177,249	(3,177,249)	—
Deferred income taxes	—	—	155,961	—	155,961
Other liabilities	19,929	—	264,894	—	284,823
Total liabilities	3,749,679	7,958,734	4,470,589	(11,558,736)	4,620,266
Commitments and contingencies				—
Total shareholder equity	4,361,775	4,311,896	12,255,358	(16,567,254)	4,361,775
Noncontrolling interests	—	—	410,818	—	410,818
Total equity	4,361,775	4,311,896	12,666,176	(16,567,254)	4,772,593
Total liabilities and equity	$8,111,454	$12,270,630	$17,136,765	$(28,125,990)	$9,392,859

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$247,689	$—	$247,689
Reimbursables and other	—	—	10,680	—	10,680
Total operating revenues	—	—	258,369	—	258,369
Operating costs and expenses
Contract drilling services	74	793	149,881	—	150,748
Reimbursables	—	—	8,297	—	8,297
Depreciation and amortization	—	—	128,173	—	128,173
General and administrative	32	565	7,524	—	8,121
Loss on impairment	—	—	792,843	—	792,843
Total operating costs and expenses	106	1,358	1,086,718	—	1,088,182
Operating loss	(106)	(1,358)	(828,349)	—	(829,813)
Other income (expense)
Income (loss) of unconsolidated affiliates	(613,855)	(363,431)	—	977,286	—
Interest expense	(15)	(105,771)	(11,889)	43,545	(74,130)
Interest income and other, net	1,586	(2)	44,812	(43,545)	2,851
Income (loss) before income taxes	(612,390)	(470,562)	(795,426)	977,286	(901,092)
Income tax benefit	—	—	38,733	—	38,733
Net income (loss)	(612,390)	(470,562)	(756,693)	977,286	(862,359)
Net income attributable to noncontrolling interests	—	—	249,969	—	249,969
Net income (loss) attributable to Noble Corporation	(612,390)	(470,562)	(506,724)	977,286	(612,390)
Other comprehensive income (loss), net	(2,446)	—	(2,446)	2,446	(2,446)
Comprehensive income (loss) attributable to Noble Corporation	$(614,836)	$(470,562)	$(509,170)	$979,732	$(614,836)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$476,795	$—	$476,795
Reimbursables and other	—	—	16,731	—	16,731
Total operating revenues	—	—	493,526	—	493,526
Operating costs and expenses
Contract drilling services	155	1,397	285,603	—	287,155
Reimbursables	—	—	12,647	—	12,647
Depreciation and amortization	—	—	255,812	—	255,812
General and administrative	65	1,183	20,330	—	21,578
Loss on impairment	—	—	792,843	—	792,843
Total operating costs and expenses	220	2,580	1,367,235	—	1,370,035
Operating loss	(220)	(2,580)	(873,709)	—	(876,509)
Other income (expense)
Income (loss) of unconsolidated affiliates	(744,671)	(350,913)	—	1,095,584	—
Interest expense	(460)	(225,592)	(11,889)	87,796	(150,145)
Gain (loss) on extinguishment of debt, net	(2,336)	5,419	(11,851)	—	(8,768)
Interest income and other, net	3,154	(131)	88,970	(87,796)	4,197
Income (loss) before income taxes	(744,533)	(573,797)	(808,479)	1,095,584	(1,031,225)
Income tax benefit	—	—	35,737	—	35,737
Net income (loss)	(744,533)	(573,797)	(772,742)	1,095,584	(995,488)
Net income attributable to noncontrolling interests	—	—	250,955	—	250,955
Net income (loss) attributable to Noble Corporation	(744,533)	(573,797)	(521,787)	1,095,584	(744,533)
Other comprehensive income (loss), net	(1,455)	—	(1,455)	1,455	(1,455)
Comprehensive income (loss) attributable to Noble Corporation	$(745,988)	$(573,797)	$(523,242)	$1,097,039	$(745,988)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$39,988	$—	$—	$241,488	$(9,944)	$271,532
Reimbursables and other	—	—	892	—	—	5,718	—	6,610
Total operating revenues	—	—	40,880	—	—	247,206	(9,944)	278,142
Operating costs and expenses
Contract drilling services	(866)	3,362	12,687	(10,834)	—	167,862	(9,944)	162,267
Reimbursables	—	—	472	—	—	3,922	—	4,394
Depreciation and amortization	—	—	14,005	—	—	120,628	—	134,633
General and administrative	(442)	1,538	—	(5,941)	5	18,071	—	13,231
Total operating costs and expenses	(1,308)	4,900	27,164	(16,775)	5	310,483	(9,944)	314,525
Operating income (loss)	1,308	(4,900)	13,716	16,775	(5)	(63,277)	—	(36,383)
Other income (expense)
Income (loss) of unconsolidated affiliates	(85,274)	(99,354)	39,114	48,476	5,647	—	91,391	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	2,967	4,566	—	—	—	—	(7,533)	—
Interest expense	(2,578)	(6,345)	(3,291)	(107,686)	(3,854)	(23,134)	73,679	(73,209)
Interest income and other, net	2,646	(26)	14,309	720	53,560	5,608	(73,679)	3,138
Income (loss) from continuing operations before income taxes	(80,931)	(106,059)	63,848	(41,715)	55,348	(80,803)	83,858	(106,454)
Income tax benefit (provision)	—	66,127	(835)	—	—	(47,079)	—	18,213
Net income (loss) from continuing operations	(80,931)	(39,932)	63,013	(41,715)	55,348	(127,882)	83,858	(88,241)
Net income (loss) from discontinuing operations, net of tax		(1,598)	—	—	—	4,565	—	2,967
Net Income (loss)	(80,931)	(41,530)	63,013	(41,715)	55,348	(123,317)	83,858	(85,274)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	4,821	(478)	4,343
Net income (loss) attributable to Noble Corporation	(80,931)	(41,530)	63,013	(41,715)	55,348	(118,496)	83,380	(80,931)
Other comprehensive income (loss), net	1,318	—	—	—	—	1,318	(1,318)	1,318
Comprehensive income (loss) attributable to Noble Corporation	$(79,613)	$(41,530)	$63,013	$(41,715)	$55,348	$(117,178)	$82,062	$(79,613)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$87,092	$—	$—	$566,212	$(27,113)	$626,191
Reimbursables and other	—	—	2,028	—	—	12,899	—	14,927
Total operating revenues	—	—	89,120	—	—	579,111	(27,113)	641,118
Operating costs and expenses
Contract drilling services	135	5,933	24,186	1,653	—	317,873	(27,113)	322,667
Reimbursables	—	—	1,292	—	—	8,248	—	9,540
Depreciation and amortization	—	—	30,520	—	—	239,831	—	270,351
General and administrative	71	2,845	—	892	9	18,478	—	22,295
Total operating costs and expenses	206	8,778	55,998	2,545	9	584,430	(27,113)	624,853
Operating income (loss)	(206)	(8,778)	33,122	(2,545)	(9)	(5,319)	—	16,265
Other income (expense)
Income (loss) of unconsolidated affiliates	(380,376)	(412,919)	41,483	145,293	56,266	—	550,253	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	2,967	4,566	—	—	—	—	(7,533)	—
Interest expense	(5,183)	(23,856)	(6,383)	(213,688)	(7,671)	(80,447)	190,572	(146,656)
Interest income and other, net	7,278	(91)	54,211	4,923	116,978	11,914	(190,572)	4,641
Income (loss) from continuing operations before income taxes	(375,520)	(441,078)	122,433	(66,017)	165,564	(73,852)	542,720	(125,750)
Income tax benefit (provision)	—	116,586	(326)	—	—	(355,420)	—	(239,160)
Net income (loss) from continuing operations	(375,520)	(324,492)	122,107	(66,017)	165,564	(429,272)	542,720	(364,910)
Net income (loss) from discontinuing operations, net of tax	—	(1,598)	—	—	—	4,565	—	2,967
Net Income (loss)	(375,520)	(326,090)	122,107	(66,017)	165,564	(424,707)	542,720	(361,943)
Net income attributable to noncontrolling interests	—	—	—	—	—	(12,761)	(816)	(13,577)
Net income (loss) attributable to Noble Corporation	(375,520)	(326,090)	122,107	(66,017)	165,564	(437,468)	541,904	(375,520)
Other comprehensive income (loss), net	1,786	—	—	—	—	1,786	(1,786)	1,786
Comprehensive income (loss) attributable to Noble Corporation	$(373,734)	$(326,090)	$122,107	$(66,017)	$165,564	$(435,682)	$540,118	$(373,734)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$15,220	$(206,481)	$270,815	$—	$79,554
Cash flows from investing activities
Capital expenditures	—	—	(75,874)	—	(75,874)
Proceeds from disposal of assets	—	—	3,755	—	3,755
Net cash used in investing activities	—	—	(72,119)	—	(72,119)
Cash flows from financing activities
Issuance of senior notes	—	750,000	—	—	750,000
Repayment of long-term debt	—	(738,555)	(213,654)	—	(952,209)
Debt issuance costs on senior notes and credit facility	(822)	(12,581)	(1,399)	—	(14,802)
Dividends paid to noncontrolling interests	—	—	(12,694)	—	(12,694)
Distributions to parent company, net	(29,069)	—	—	—	(29,069)
Advances (to) from affiliates	14,925	178,293	(193,218)	—	—
Net cash provided by (used in) financing activities	(14,966)	177,157	(420,965)	—	(258,774)
Net change in cash and cash equivalents	254	(29,324)	(222,269)	—	(251,339)
Cash and cash equivalents, beginning of period	11	29,324	632,676	—	662,011
Cash and cash equivalents, end of period	$265	$—	$410,407	$—	$410,672

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$18,027	$128,277	$94,821	$(173,014)	$109,339	$91,919	$—	$269,369
Cash flows from investing activities
Capital expenditures	—	—	(1,309)	—	—	(66,299)	—	(67,608)
Proceeds from disposal of assets	—	—	7	—	—	307	—	314
Net cash used in investing activities	—	—	(1,302)	—	—	(65,992)	—	(67,294)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Debt issuance costs on senior notes and credit facilities	—	—	—	(42)	—	—	—	(42)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,393)	—	(5,393)
Contributions from parent company, net	51,705	—	—	—	—	—	—	51,705
Advances (to) from affiliates	(72,255)	(128,277)	(104,255)	473,423	(109,339)	(59,297)	—	—
Net cash provided by (used in) financing activities	(20,550)	(128,277)	(104,255)	173,381	(109,339)	(64,690)	—	(253,730)
Net change in cash and cash equivalents	(2,523)	—	(10,736)	367	—	(38,763)	—	(51,655)
Cash and cash equivalents, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash and cash equivalents, end of period	$14	$—	$119	$367	$—	$601,678	$—	$602,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2018, and our results of operations for the three and six months ended June 30, 2018 and 2017. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
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
Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet of 24 drilling rigs consisted of eight drillships, four semisubmersibles and 12 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process.
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
Outlook
The challenging business environment for offshore drillers continued through the first six months of 2018, despite an improvement in oil prices. An industry-wide rig supply imbalance has remained in place, as curtailed offshore spending by customers contributed to a significant number of rigs without drilling programs. In addition, newbuild rigs ordered prior to the decline in industry activity continue to enter the market as the constructing shipyards seek buyers for their stranded rigs and the delivery of other newbuild rigs have been delayed into the future. These rigs add to the supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal. However, the pace of attrition has been significantly less than what is required to fully ameliorate the capacity imbalance. In addition, our customers have adopted a cautious approach to offshore spending as crude oil prices have declined from approximately $112 per barrel for Brent crude on June 30, 2014 to as low as approximately $30 per barrel in January 2016, before improving to $74 per barrel on July 31, 2018. Although crude oil prices have moved higher during 2017 and the first six months of 2018, we expect that the offshore drilling programs of operators will remain curtailed as our customers continue to favor cash flow realization over long cycle investment in offshore production and exploration. While further decline in rig utilization and dayrates is possible due to the continued oversupply of rigs, we expect that a gradual improvement in customer spending offshore is likely to occur over the near to medium term.
In spite of the gradual improvement in offshore spending, we expect the business environment for the remainder of 2018 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including growing production from U.S. shale activity, and fluid sentiment in oil markets have led to only modest increases in offshore investment and limited improvement in drilling rig demand. However, steady oil demand growth, the lack of production investments in various countries around the world and the production limits agreed to by OPEC and other significant oil producing countries have helped to establish market conditions supporting higher sustained crude prices and should lead to improved offshore spending by our customers over time. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, the extent of any market improvement or when the oversupply of available drilling rigs will end. Current market conditions could also lead to us stacking or retiring additional rigs. While current market conditions persist, we will continue to focus on fleet utilization improvements, cost control initiatives and financial discipline, although we will seek out reasonable opportunities to grow and expand our fleet. Over the longer term, customer spending is expected to improve with higher, sustained crude oil prices, successful drilling results and greater access to new and emerging oil basins.
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
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court, and Paragon Offshore emerged from bankruptcy on July 18, 2017.

On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. We have requested that the court dismiss the claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment, and require such claims to be arbitrated under the Master Separation Agreement (the “MSA”) entered into between Noble and Paragon Offshore at the time of the Spin-off, as well as stay the other proceedings during the pendency of the arbitration. The court has stayed discovery pending its ruling. The court has approved a litigation schedule, which, if our request for arbitration is denied and the court proceedings resume in the third quarter of 2018, would conclude all pre-trial motions and other activity by approximately the end of the third quarter or the beginning of the fourth quarter of 2019.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. We intend to defend ourselves vigorously. However, there is inherent risk and substantial expense in litigation, and the amount of damages the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. We may also establish reserves on our financial statements in advance of the conclusion of the litigation. Such reserves may be material and could have a material adverse effect on our financial condition and results of operations.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the MSA and a Tax Sharing Agreement (the “TSA”).
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
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of June 30, 2018, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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

The table below presents, the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2018 (1)	2019	2020	2021	2022-2023
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2),(3)	$1,644,573	$257,298	$410,085	$381,560	$338,800	$256,830
Jackups (4)	956,451	236,158	324,929	236,523	116,070	42,771
Total (5)	$2,601,024	$493,456	$735,014	$618,083	$454,870	$299,601
Percent of Available Days Committed (6)
Semisubmersibles/Drillships		42%	31%	29%	23%	9%
Jackups		76%	35%	23%	15%	3%
Total		58%	33%	26%	19%	6%

(1)	Represents a six-month period beginning July 1, 2018.

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

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of June 30, 2018, the backlog for the Noble Bully II totaled $448.0 million, all of which is included in backlog. As of the same date, the Noble Bully I had no backlog. Noble’s proportional interest in the backlog for these rigs totaled $224.0 million.

(4)
Our Saudi Arabian Oil Company (“Saudi Aramco”) contract rates for the Noble Joe Beall and the Noble Gene House were adjusted downward in 2015 and remained at these same rates through the end of the respective contracts. Backlog for these contracts has been prepared based on the adjusted contract rates through the remainder of the contracts.

(5)
Some of our drilling contracts provide the customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and financial penalties. As of July 31, 2018, no new notifications of contract terminations have been received.

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
As of June 30, 2018, Shell, Saudi Aramco and Equinor ASA represented approximately 56.5 percent, 18.0 percent and 13.3 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended June 30, 2018 and 2017
Net loss from continuing operations attributable to Noble-UK for the three months ended June 30, 2018 was $628.1 million, or $2.55 per diluted share, on operating revenues of $258.4 million, compared to net loss from continuing operations for the three months ended June 30, 2017 of $91.9 million, or $0.37 per diluted share, on operating revenues of $278.1 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between June 30, 2018 and June 30, 2017, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the three months ended June 30, 2018 and 2017, Noble-Cayman's operating losses were $15.8 million and $7.9 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	2018	2017	% Change	2018	2017		% Change
Jackups	70%	93%	872	1,183	(26)%	$130,332	$121,284		7%
Semisubmersibles	8%	17%	44	91	(52)%	126,278	126,106		**
Drillships	63%	52%	455	377	21%	282,412	309,313	(3)	(9)%
Total	54%	65%	1,371	1,651	(17)%	$180,689	$164,475	(3)	10%

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

(3)
Average dayrates for the three months ended June 30, 2017 include the impact of the valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden contract settlement and termination by and among Freeport-McMoRan Inc. (“FCX”), Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries (“FCX Settlement”). Exclusive of these items, the average dayrate for the three months ended June 30, 2017 would have been $326,559 and $168,413 for drillships and the total fleet, respectively.

**    Not a meaningful percentage.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Operating revenues:
Contract drilling services	$247,689	$271,532	$(23,843)	(9)%
Reimbursables and other (1)	10,680	6,599	4,081	62%
	258,369	278,131	(19,762)	(7)%
Operating costs and expenses:
Contract drilling services	151,437	162,781	(11,344)	(7)%
Reimbursables (1)	8,297	4,394	3,903	89%
Depreciation and amortization	124,223	130,763	(6,540)	(5)%
General and administrative	21,717	18,658	3,059	16%
Loss on impairments	792,843	—	792,843	**
	1,098,517	316,596	781,921	247%
Operating income (loss)	$(840,148)	$(38,465)	$(801,683)	2,084%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.
Operating Revenues. The $23.8 million decline in contract drilling services revenues for the three months ended June 30, 2018 as compared to the same period of 2017 was composed of a $46.0 million decline due to fewer operating days, partially offset by a $22.2 million increase from higher dayrates. The contract drilling services revenues decline was primarily due to our jackup and semisubmersible fleet, which experienced declines in revenues of $29.8 million and $5.9 million, respectively. Our drillship fleet experienced an increase in revenues of $11.9 million.
The $11.9 million revenue increase in our drillship fleet for the three months ended June 30, 2018 consists of a $24.1 million increase due to more operating days on the Noble Bob Douglas as compared to the same period of 2017. This was partially offset by a $12.2 million decline in average dayrates primarily related to the decline of dayrates on contracts for the Noble Globetrotter I and Noble Bob Douglas.
The $29.8 million revenue decline in our jackup fleet for the three months ended June 30, 2018 consists of a $37.7 million decline due to fewer operating days as compared to the same period of 2017. This was partially offset by an increase in revenues of $7.9 million associated with favorable dayrate changes. The $5.9 million decline in semisubmersible revenues was due to a decline in the number of operating days for the Noble Paul Romano in the three months ended June 30, 2018 as compared to the same period of 2017.
Operating Costs and Expenses. Contract drilling services operating costs decreased $11.3 million for the three months ended June 30, 2018 as compared to the same period of 2017. Of the decrease, $11.6 million was due to rigs with significant operating days during the second quarter of 2017, which had fewer operating days in the same quarter of 2018, and the write-off of a $14.4 million receivable held by a Paragon Offshore entity in Mexico, which is expected to be liquidated. These decreases were partially offset by a $9.0 million increase in operating costs related to rigs with significant operating days in the current period compared to the same period in 2017, a $4.1 million increase in operating costs related to rigs idled in both periods, and a $0.7 million increase in operating costs related to rigs that operated in both periods.
Depreciation and amortization decreased $6.5 million for the three months ended June 30, 2018 as compared to the same period of 2017. The decline was due to the effect of rig impairments recorded during the fourth quarter of 2017.
Loss on Impairments. We recorded a loss on impairment of $792.8 million for the three months ended June 30, 2018. We evaluate our drilling fleet assets for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the second quarter of 2018, we conducted a review of our fleet. The review included an assessment of certain assumptions, including future marketability of each unit in light of its current technical specifications. Based upon our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Bully 1, Noble Dave Beard, Noble Paul Romano and certain capital spare equipment. For additional information, see “Note 10— Loss on Impairment” to our condensed consolidated financial statements. There were no impairments recorded during the first half of 2017.

Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $3.1 million during the three months ended June 30, 2018 as compared to the same period of 2017, primarily due to legal and other professional fees and the write-off of certain leasehold improvements at our London office.
Interest Expense. Interest expense increased $0.9 million during the three months ended June 30, 2018 as compared to the same period of 2017. This increase was primarily due to the issuance of our Senior Notes due 2026 (the “2026 Notes”). The increase was partially offset by the retirement of a portion of our Senior Notes due 2020 (the “2020 Notes”), our Senior Notes due 2021 (the “2021 Notes”) and our Senior Notes due 2022 (the “2022 Notes”) as a result of tender offers in January 2018, the maturity of our Senior Notes due 2018 (the “2018 Notes”) and the redemption of our remaining Senior Notes due 2019 (the “2019 Notes”). For additional information, see “Note 7— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit decreased by $20.6 million for the three months ended June 30, 2018 as compared to the same period of 2017. Excluding a $35.6 million discrete tax item resulting from asset impairment during the current period of 2018, the income tax benefit decreased by $15.5 million. The decrease was due to a higher pre-tax loss and a lower worldwide effective tax rate than the comparable period. The increases in pre-tax loss generated a $1.6 million tax benefit and the lower worldwide effective tax rate reduced tax benefit by $17.1 million in the current period. The decrease in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
For the Six Months Ended June 30, 2018 and 2017
Net loss from continuing operations attributable to Noble-UK for the six months ended June 30, 2018 was $770.4 million, or $3.13 per diluted share, on operating revenues of $493.5 million, compared to net loss from continuing operations for the six months ended June 30, 2017 of $393.6 million, or $1.61 per diluted share, on operating revenues of $641.1 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between June 30, 2018 and June 30, 2017, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income. During the six months ended June 30, 2018 and 2017, Noble-Cayman's operating loss was $26.0 million lower and operating income was $15.1 million higher, respectively, than that of Noble-UK. The operating income or loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018	2017	% Change	2018	2017		% Change
Jackups	63%	93%	1,578	2,353	(33)%	$140,779	$122,214		15%
Semisubmersibles	12%	17%	134	181	(26)%	107,827	128,547		(16)%
Drillships	57%	60%	830	867	(4)%	289,385	363,802	(3)	(20)%
Total	51%	67%	2,542	3,401	(25)%	$187,574	$184,130	(3)	2%

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

(3)
Average dayrates for the six months ended June 30, 2017 include the impact of the valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden related to the FCX Settlement. Exclusive of these items, the average dayrate for the six months ended June 30, 2017 would have been $380,414 and $188,363 for drillships and the total fleet, respectively.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2018	2017	$	%
Operating revenues:
Contract drilling services	$476,795	$626,191	$(149,396)	(24)%
Reimbursables and other (1)	16,731	14,903	1,828	12%
	493,526	641,094	(147,568)	(23)%
Operating costs and expenses:
Contract drilling services	288,286	323,550	(35,264)	(11)%
Reimbursables (1)	12,647	9,540	3,107	33%
Depreciation and amortization	247,438	260,541	(13,103)	(5)%
General and administrative	43,800	34,538	9,262	27%
Loss on impairments	792,843	—	792,843	**
	1,385,014	628,169	756,845	120%
Operating income (loss)	$(891,488)	$12,925	$(904,413)	(6,997)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.
Operating Revenues. The $149.4 million decline in contract drilling services revenues for the six months ended June 30, 2018 as compared to the same period of 2017 was composed of a $158.2 million decline due to fewer operating days and a $8.8 million increase from higher dayrates. The contract drilling services revenues decline was primarily due to our drillship and jackup fleet, which experienced declines in revenues of $75.2 million and $65.4 million, respectively. Our semisubmersible fleet experienced a decline in revenue of $8.8 million.
The $75.2 million revenue decline in our drillship fleet consists of a $61.8 million decline from lower dayrates and a $13.4 million decline due to fewer operating days for the six months ended June 30, 2018 compared to the same period of 2017. The decline in average dayrates and operating days were primarily related to the Noble Bully I, which remained stacked during the current period but operated during the majority of the same period of 2017. In addition, the Noble Bob Douglas experienced a decrease in average dayrates and operating days during the current period compared the same period of 2017.
The $65.4 million revenue decline in our jackup fleet is primarily attributable to a $94.7 million decline in revenues due to certain of our jackup rigs not operating in the current period, but operating during the same period of 2017, which was partially offset by a $29.3 million increase in revenues associated with favorable dayrate changes across the jackup fleet. The decrease in both operating days and average dayrates was the result of the retirement and subsequent sale of the Noble David Tinsley during the six months ended June 30, 2018. In addition, the Noble Alan Hay and Noble Sam Hartley experienced a decrease in operating days during the current period compared to the same period of 2017. The $8.8 million decline in semisubmersible revenues was due to a decrease in both dayrate and operating days on the Noble Paul Romano.
Operating Costs and Expenses. Contract drilling services operating costs decreased $35.3 million for the six months ended June 30, 2018 as compared to the same period of 2017. Of the decrease, $36.2 million was due to rigs with significant operating days during the second quarter of 2017, which had fewer operating days in same quarter of 2018, and the write-off of a $14.4 million receivable held by a Paragon Offshore entity in Mexico, which is expected to be liquidated. These decreases were partially offset by a $7.2 million increase in operating costs related to rigs idled in both periods, a $6.9 million increase in operating costs related to rigs with significant operating days in the current period compared to the same period in 2017, and a $1.3 million increase in operating costs related to rigs that operated in both periods.
Depreciation and amortization decreased $13.1 million for the six months ended June 30, 2018 as compared to the same period of 2017. The decline was due to the effect of rig impairments recorded during the fourth quarter of 2017.
Loss on Impairments. We recorded a loss on impairment of $792.8 million for the six months ended June 30, 2018. We evaluate our drilling fleet assets for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the second quarter of 2018, we conducted a review of our fleet. The review included an assessment of certain assumptions, including future marketability of each unit in light of its current technical specifications. Based upon our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Bully 1, Noble Dave Beard, Noble Paul Romano and certain capital spare equipment. For additional information, see “Note 10— Loss on Impairment” to our condensed consolidated financial statements. There were no impairments recorded during the first half of 2017.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $9.3 million during the six months ended June 30, 2018 as compared to the same period of 2017, primarily due to employee-related costs, legal and other professional fees and the write-off of certain leasehold improvements at our London office.
Interest Expense. Interest expense increased $3.5 million during the six months ended June 30, 2018 as compared to the same period of 2017. This increase was primarily due to the issuance of the 2026 Notes. The increase was partially offset by the retirement of a portion of the 2020 Notes, the 2021 Notes and the 2022 Notes as a result of tender offers in January 2018, the maturity of the 2018 Notes and the redemption of our remaining 2019 Notes. For additional information, see “Note 7— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit increased by $275.0 million for the six months ended June 30, 2018 as compared to the same period of 2017. Excluding a $260.7 million non-cash discrete tax item resulting from an internal tax restructuring during the same period of 2017 and a $37.5 million discrete tax item resulting from asset impairment and debt restructuring during the current period of 2018, the income tax benefit decreased by $23.1 million. The decrease was due to a higher pre-tax loss and a lower worldwide effective tax rate than the comparable period. The increases in pre-tax loss generated a $17.5 million tax benefit and the lower worldwide effective tax rate reduced tax benefit by $40.6 million in the current period. The decrease in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $53.9 million for the six months ended June 30, 2018 and $254.3 million for the six months ended June 30, 2017. The decrease in net cash provided by operating activities for the six months ended June 30, 2018 was primarily attributable to a reduction in operating activity during this period. We had working capital of $360.0 million and $446.0 million at June 30, 2018 and December 31, 2017, respectively.
Net cash used in investing activities for the six months ended June 30, 2018 was $72.1 million as compared to $67.3 million for the six months ended June 30, 2017. The variance primarily relates to higher capital expenditures related to our major projects in the current period.
Net cash used in financing activities for the six months ended June 30, 2018 was $233.1 million as compared to $309.7 million for the six months ended June 30, 2017. During the current period, our primary uses of cash included retirement of a portion of the 2020 Notes, 2021 Notes, 2022 Notes and Senior Notes due 2024 (the “2024 Notes”) in tender offers, repayment at maturity of the 2018 Notes and redemption of the 2019 Notes, which amounts were partially offset by the issuance of the 2026 Notes.
Our principal source of capital in the current period was cash generated from operating activities coupled with the $750.0 million 2026 Notes offering in January 2018. Cash on hand during the current period was primarily used for the following:

•	normal recurring operating expenses;

•	retirement of a portion of various tranches of our senior notes in tender offers, repayment at maturity of the 2018 Notes and redemption of the 2019 Notes; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayments of debt and interest.
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

At June 30, 2018, we had a total contract drilling services backlog of approximately $2.6 billion, which includes a commitment of 58 percent of available days for the remainder of 2018 and 33 percent of available days for 2019. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $84.4 million and $49.0 million for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures during the first six months of 2018 consisted of the following:

•	$38.5 million for sustaining capital and upgrades and replacements to drilling equipment;

•	$33.8 million in major projects; and

•	$12.1 million in other capital projects.
Our total capital expenditure estimate for 2018 is approximately $150.0 million.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed plan include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, changes in governmental regulations and requirements, possible refurbishment and reactivation of rigs and changes in design criteria or specifications during repair or construction.
Share Capital
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Noble-UK is not permitted to pay dividends out of share capital, which includes share premiums. Noble has not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
At our 2018 Annual General Meeting shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2019 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the six months ended June 30, 2018.
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares.
Credit Facilities
2015 Credit Facility
At December 31, 2017, we had a five-year $2.4 billion senior unsecured credit facility that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”). At December 31, 2017, the 2015 Credit Facility also provided us with the ability to issue up to $500.0 million in letters of credit.
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the six months ended June 30, 2018. At June 30, 2018, we had no borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility of approximately $1.5 billion became available in January 2018 upon satisfaction of certain conditions, including the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. The 2017 Credit Facility will mature in January 2023. At June 30, 2018, we had no borrowings outstanding or letters of credit issued under the 2017 Credit Facility.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At June 30, 2018, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.
Debt Issuance
In January 2018, we issued $750.0 million aggregate principal amount of the 2026 Notes through our indirect wholly-owned subsidiary, NHIL. The net proceeds of the offering of approximately $737.4 million, after estimated expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
The indenture for the 2026 Notes contains certain covenants and restrictions, including, among others, restrictions on our subsidiaries’ ability to incur certain additional indebtedness. Additionally, the Subsidiary Guarantors must own, directly or indirectly, (i) assets comprising at least 85% of the revenue of Noble-Cayman and its subsidiaries on a consolidated basis and (ii) jackups, semisubmersibles, drillships, submersibles or other mobile offshore drilling units of material importance, the combined book value of which comprises at least 85% of the combined book value of all such assets of Noble-Cayman and its subsidiaries on a consolidated basis, in each case, with respect to the most recently completed fiscal year.
Senior Notes Interest Rate Adjustments
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on the 2018 Notes, our Senior Notes due 2025 (the “2025 Notes”) and our Senior Notes due 2045 (the “2045 Notes”), all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which increased the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, effective April 2018. These senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increases are possible. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels. Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit ratings.
Debt Tender Offers and Repayments
In January 2018, we commenced cash tender offers for the 2018 Notes, 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes. In February 2018, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the 2026 Notes issuance and cash on hand. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
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
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, on January 19, 2018, certain indirect subsidiaries of Noble-UK became guarantors under the 2017 Credit Facility, including Noble Dave Beard Limited, Noble Drilling (TVL) Ltd., Noble Resources Limited, Noble SA Limited, Noble Bob Douglas LLC, Noble Drilling Holding LLC, Noble Drilling International GmbH, Noble Leasing (Switzerland) GmbH, and Noble Leasing III (Switzerland) GmbH. Certain other subsidiaries of Noble-UK may be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
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
In addition to the covenants from the Credit Facilities noted above and the covenants from the 2026 Notes described under “Debt Issuance” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. In addition, there are restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At June 30, 2018, we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities and senior notes and expect to remain in compliance throughout 2018.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under our Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At June 30, 2018, we had no borrowings outstanding under our Credit Facilities.
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on the 2018 Notes, 2025 Notes and 2045 Notes, all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which increased the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, effective in April 2018. These senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increases are possible. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels. Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit ratings.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.4 billion at both June 30, 2018 and December 31, 2017. The decrease in the fair value of debt relates to a reduction in total principal amount outstanding due to our debt repayments during the period, partially offset by our debt issuance and changes in market expectations for interest rates and perceptions of our credit risk.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Condensed Consolidated Balance Sheets and in “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts recorded in AOCI are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months.
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
In addition to the U.S. plans, Noble Drilling (Land Support) Limited, an indirect, wholly-owned subsidiary of Noble-UK, maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our “non-U.S. plan”). Benefits are based on credited service and employees’ compensation, as defined by the non-U.S. plan.
Changes in market asset values related to the pension plans noted above could have a material impact upon our Condensed Consolidated Statements of Comprehensive Income (Loss) and could result in material cash expenditures in future periods.
Item 4. Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer of Noble-UK and Adam C. Peakes, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of June 30, 2018. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer of Noble-Cayman and Adam C. Peakes, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2018. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 15— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended June 30, 2018 there were no repurchases by Noble-UK of its shares.
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

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

10.1*	Noble Corporation 2018 Short Term Incentive Plan.

10.2*
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
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Julie J. Robertson	August 3, 2018
Julie J. Robertson Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	August 3, 2018
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Julie J. Robertson	August 3, 2018
Julie J. Robertson President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	August 3, 2018
Adam C. Peakes Vice President and Chief Financial Officer (Principal Financial Officer)	Date