Form 10-Q
period 2018-09-30
Noble Corp plc; NOBLE CORP
filed 2018-11-02
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
10 Brook Street, London, England, W1S1BG
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: +44 20 3300 2300
Devonshire House, 1 Mayfair Place, London, England, W1J8AJ
(Former address, if changed since last report)
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
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Noble Corporation plc:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at October 31, 2018: Noble Corporation plc — 246,794,399
Number of shares outstanding: Noble Corporation — 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$326,320	$662,829
Accounts receivable, net	200,215	204,696
Taxes receivable	64,486	105,345
Prepaid expenses and other current assets	69,754	66,105
Total current assets	660,775	1,038,975
Property and equipment, at cost	11,059,775	12,034,331
Accumulated depreciation	(2,516,353)	(2,545,091)
Property and equipment, net	8,543,422	9,489,240
Other assets	196,894	266,444
Total assets	$9,401,091	$10,794,659
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	103,285	84,032
Accrued payroll and related costs	43,313	54,904
Taxes payable	30,638	34,391
Interest payable	70,006	98,189
Other current liabilities	68,577	71,665
Total current liabilities	315,819	593,024
Long-term debt	3,902,976	3,795,867
Deferred income taxes	215,861	164,962
Other liabilities	274,768	290,178
Total liabilities	4,709,424	4,844,031
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 246,789 and 244,971 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	2,468	2,450
Additional paid-in capital	694,093	678,922
Retained earnings	3,641,447	4,637,677
Accumulated other comprehensive loss	(50,042)	(42,888)
Total shareholders' equity	4,287,966	5,276,161
Noncontrolling interests	403,701	674,467
Total equity	4,691,667	5,950,628
Total liabilities and equity	$9,401,091	$10,794,659
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues
Contract drilling services	$267,238	$259,740	$744,033	$885,931
Reimbursables and other	12,170	6,472	28,901	21,399
	279,408	266,212	772,934	907,330
Operating costs and expenses
Contract drilling services	162,985	166,044	451,271	489,594
Reimbursables	9,676	3,834	22,323	13,374
Depreciation and amortization	113,868	137,607	372,304	409,919
General and administrative	14,722	15,331	58,522	49,869
Loss on impairment	—	—	792,843	—
	301,251	322,816	1,697,263	962,756
Operating loss	(21,843)	(56,604)	(924,329)	(55,426)
Other income (expense)
Interest expense, net of amounts capitalized	(73,725)	(72,887)	(223,870)	(219,543)
Gain (loss) on extinguishment of debt, net	109	—	(8,659)	—
Interest income and other, net	2,610	1,405	6,814	6,096
Loss from continuing operations before income taxes	(92,849)	(128,086)	(1,150,044)	(268,873)
Income tax benefit (provision)	14,491	28,605	50,334	(210,589)
Net loss from continuing operations	(78,358)	(99,481)	(1,099,710)	(479,462)
Net loss from discontinued operations, net of tax	—	—	—	(1,486)
Net loss	(78,358)	(99,481)	(1,099,710)	(480,948)
Net (income) loss attributable to noncontrolling interests	(3,233)	2,689	247,722	(10,888)
Net loss attributable to Noble Corporation plc	$(81,591)	$(96,792)	$(851,988)	$(491,836)
Net loss attributable to Noble Corporation plc
Loss from continuing operations	$(81,591)	$(96,792)	$(851,988)	$(490,350)
Net loss from discontinued operations, net of tax	—	—	—	(1,486)
Net loss attributable to Noble Corporation plc	$(81,591)	$(96,792)	$(851,988)	$(491,836)
Per share data
Basic:
Loss from continuing operations	$(0.33)	$(0.40)	$(3.46)	$(2.00)
Loss from discontinued operations	—	—	—	(0.01)
Net loss attributable to Noble Corporation plc	$(0.33)	$(0.40)	$(3.46)	$(2.01)
Diluted:
Loss from continuing operations	$(0.33)	$(0.40)	$(3.46)	$(2.00)
Loss from discontinued operations	—	—	—	(0.01)
Net loss attributable to Noble Corporation plc	$(0.33)	$(0.40)	$(3.46)	$(2.01)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(78,358)	$(99,481)	$(1,099,710)	$(480,948)
Other comprehensive income (loss)
Foreign currency translation adjustments	(483)	469	(2,587)	749
Foreign currency forward contracts	—	(65)	—	674
Amortization of deferred pension plan amounts (net of tax provision of $87 and $165 for the three months ended September 30, 2018 and 2017, respectively, and $260 and $493 for the nine months ended September 30, 2018 and 2017, respectively)	324	389	973	1,156
Other comprehensive income (loss), net	(159)	793	(1,614)	2,579
Net comprehensive (income) loss attributable to noncontrolling interests	(3,233)	2,689	247,722	(10,888)
Comprehensive loss attributable to Noble Corporation plc	$(81,750)	$(95,999)	$(853,602)	$(489,257)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,099,710)	$(480,948)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	372,304	409,919
Loss on impairment	792,843	—
Loss on extinguishment of debt, net	8,659	—
Deferred income taxes	(10,965)	343,962
Amortization of share-based compensation	18,665	21,788
Other long-term asset write-off	—	28,689
Other costs, net	3,482	7,147
Changes in components of working capital:
Change in taxes receivable	40,859	86
Net changes in other operating assets and liabilities	(82,821)	(31,563)
Net cash provided by operating activities	43,316	299,080
Cash flows from investing activities
Capital expenditures	(149,329)	(86,700)
Proceeds from disposal of assets, net	4,135	1,306
Net cash used in investing activities	(145,194)	(85,394)
Cash flows from financing activities
Issuance of senior notes	750,000	—
Repayments of debt	(952,477)	(300,000)
Debt issuance costs	(15,327)	(42)
Dividends paid to noncontrolling interests	(12,694)	(26,293)
Taxes withheld on employee stock transactions	(3,458)	(4,310)
Net cash used in financing activities	(233,956)	(330,645)
Net decrease in cash, cash equivalents and restricted cash	(335,834)	(116,959)
Cash, cash equivalents and restricted cash, beginning of period	662,829	725,722
Cash, cash equivalents and restricted cash, end of period	$326,995	$608,763
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	21,788	—	—	—	21,788
Issuance of share-based compensation shares	1,726	18	(23)	—	—	—	(5)
Shares withheld for taxes on equity transactions	—	—	(4,328)	—	—	—	(4,328)
Net income (loss)	—	—	—	(491,836)	—	10,888	(480,948)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	(26,293)
Dividends unpaid to noncontrolling interests	—	—	—	—	—	(15,464)	(15,464)
Dividend equivalents (1)	—	—	—	83	—	—	83
Other comprehensive income, net	—	—	—	—	2,579	—	2,579
Balance at September 30, 2017	244,965	$2,450	$671,605	$4,662,468	$(49,561)	$677,895	$5,964,857

Balance at December 31, 2017	244,971	$2,450	$678,922	$4,637,677	$(42,888)	$674,467	$5,950,628
Tax effect of intra-entity asset transfers (Note 2)	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Tax Cuts and Job Act (Note 2)	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	244,971	2,450	678,922	4,493,336	(48,428)	674,467	5,800,747
Employee related equity activity
Amortization of share-based compensation	—	—	18,665	—	—	—	18,665
Issuance of share-based compensation shares	1,818	18	(18)	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(3,476)	—	—	—	(3,476)
Net loss	—	—	—	(851,988)	—	(247,722)	(1,099,710)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12,694)	(12,694)
Dividends unpaid to noncontrolling interests	—	—	—	—	—	(10,350)	(10,350)
Dividend equivalents (1)	—	—	—	99	—	—	99
Other comprehensive loss, net	—	—	—	—	(1,614)	—	(1,614)
Balance at September 30, 2018	246,789	$2,468	$694,093	$3,641,447	$(50,042)	$403,701	$4,691,667

(1)	Activity associated with dividend equivalents, which are related to performance awards granted in 2016, to be paid upon vesting.
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$325,515	$662,011
Accounts receivable, net	200,215	204,696
Taxes receivable	64,486	105,345
Prepaid expenses and other current assets	68,774	65,441
Total current assets	658,990	1,037,493
Property and equipment, at cost	11,059,775	12,034,331
Accumulated depreciation	(2,516,353)	(2,545,091)
Property and equipment, net	8,543,422	9,489,240
Other assets	196,894	266,528
Total assets	$9,399,306	$10,793,261
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	103,103	83,873
Accrued payroll and related costs	43,485	54,904
Taxes payable	30,638	33,965
Interest payable	70,006	98,189
Other current liabilities	68,479	71,466
Total current liabilities	315,711	592,240
Long-term debt	3,902,976	3,795,867
Deferred income taxes	215,861	164,962
Other liabilities	274,768	290,178
Total liabilities	4,709,316	4,843,247
Commitments and contingencies (Note 15)
Shareholder equity
Common stock, $0.01 par value, ordinary shares; 261,246 shares outstanding as of September 30, 2018 and December 31, 2017	26,125	26,125
Capital in excess of par value	641,765	623,137
Retained earnings	3,668,441	4,669,173
Accumulated other comprehensive loss	(50,042)	(42,888)
Total shareholder equity	4,286,289	5,275,547
Noncontrolling interests	403,701	674,467
Total equity	4,689,990	5,950,014
Total liabilities and equity	$9,399,306	$10,793,261
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues
Contract drilling services	$267,238	$259,740	$744,033	$885,931
Reimbursables and other	12,170	6,472	28,901	21,399
	279,408	266,212	772,934	907,330
Operating costs and expenses
Contract drilling services	162,801	165,584	449,956	488,251
Reimbursables	9,676	3,834	22,323	13,374
Depreciation and amortization	113,127	136,651	368,939	407,002
General and administrative	8,672	9,823	30,250	32,118
Loss on impairment	—	—	792,843	—
	294,276	315,892	1,664,311	940,745
Operating loss	(14,868)	(49,680)	(891,377)	(33,415)
Other income (expense)
Interest expense, net of amounts capitalized	(73,725)	(72,887)	(223,870)	(219,543)
Gain (loss) on extinguishment of debt, net	109	—	(8,659)	—
Interest income and other, net	2,610	1,290	6,807	5,931
Loss from continuing operations before income taxes	(85,874)	(121,277)	(1,117,099)	(247,027)
Income tax benefit (provision)	14,490	28,605	50,227	(210,555)
Net loss from continuing operations	(71,384)	(92,672)	(1,066,872)	(457,582)
Net income from discontinued operations, net of tax	—	—	—	2,967
Net loss	(71,384)	(92,672)	(1,066,872)	(454,615)
Net (income) loss attributable to noncontrolling interests	(3,233)	2,689	247,722	(10,888)
Net loss attributable to Noble Corporation	$(74,617)	$(89,983)	$(819,150)	$(465,503)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(71,384)	$(92,672)	$(1,066,872)	$(454,615)
Other comprehensive income (loss)
Foreign currency translation adjustments	(483)	469	(2,587)	749
Foreign currency forward contracts	—	(65)	—	674
Amortization of deferred pension plan amounts (net of tax provision of $87 and $165 for the three months ended September 30, 2018 and 2017, respectively, and $260 and $493 for the nine months ended September 30, 2018 and 2017, respectively)	324	389	973	1,156
Other comprehensive income (loss), net	(159)	793	(1,614)	2,579
Net comprehensive (income) loss attributable to noncontrolling interests	(3,233)	2,689	247,722	(10,888)
Comprehensive loss attributable to Noble Corporation	$(74,776)	$(89,190)	$(820,764)	$(462,924)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,066,872)	$(454,615)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	368,939	407,002
Loss on impairment	792,843	—
Loss on extinguishment of debt, net	8,659	—
Deferred income taxes	(10,965)	343,961
Amortization of share-based compensation	18,628	21,731
Other long-term asset write-off	—	28,689
Other cost, net	3,482	7,147
Changes in components of working capital:
Change in taxes receivable	40,859	86
Net changes in other operating assets and liabilities	(78,461)	(32,038)
Net cash provided by operating activities	77,112	321,963
Cash flows from investing activities
Capital expenditures	(149,329)	(86,700)
Proceeds from disposal of assets, net	4,135	1,306
Net cash used in investing activities	(145,194)	(85,394)
Cash flows from financing activities
Issuance of senior notes	750,000	—
Repayments of debt	(952,477)	(300,000)
Debt issuance costs	(15,327)	(42)
Dividends paid to noncontrolling interests	(12,694)	(26,293)
Contributions from (distributions to) parent company, net	(37,241)	43,891
Net cash used in financing activities	(267,739)	(282,444)
Net decrease in cash, cash equivalents and restricted cash	(335,821)	(45,875)
Cash, cash equivalents and restricted cash, beginning of period	662,011	653,833
Cash, cash equivalents and restricted cash, end of period	$326,190	$607,958
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions from parent company, net	—	—	—	43,891	—	—	43,891
Share-based compensation contribution by parent	—	—	21,731	—	—	—	21,731
Net income (loss)	—	—	—	(465,503)	—	10,888	(454,615)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	(26,293)
Dividends unpaid to noncontrolling interests	—	—	—	—	—	(15,464)	(15,464)
Other comprehensive income, net	—	—	—	—	2,579	—	2,579
Balance at September 30, 2017	261,246	$26,125	$615,822	$4,693,525	$(49,561)	$677,895	$5,963,806

Balance at December 31, 2017	261,246	$26,125	$623,137	$4,669,173	$(42,888)	$674,467	$5,950,014
Tax effect of intra-entity asset transfers (Note 2)	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Tax Cuts and Job Act (Note 2)	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	261,246	26,125	623,137	4,524,832	(48,428)	674,467	5,800,133
Distributions to parent company, net	—	—	—	(37,241)	—	—	(37,241)
Share-based compensation contribution by parent	—	—	18,628	—	—	—	18,628
Net loss	—	—	—	(819,150)	—	(247,722)	(1,066,872)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12,694)	(12,694)
Dividends declared to noncontrolling interests	—	—	—	—	—	(10,350)	(10,350)
Other comprehensive loss, net	—	—	—	—	(1,614)	—	(1,614)
Balance at September 30, 2018	261,246	$26,125	$641,765	$3,668,441	$(50,042)	$403,701	$4,689,990
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. As of September 30, 2018, our fleet consisted of eight drillships, four semisubmersibles and 13 jackups.
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
Restricted Cash
We classify restricted cash balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in more than one year. As of September 30, 2018, our restricted cash balance consists of $0.7 million of restricted cash accounts for interest payments associated with our financing of the Noble Johnny Whitstine, recorded in other current assets. As of December 31, 2017, we had no restricted cash balances.
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
We adopted ASU 2014-9 and its related amendments, or collectively Topic 606, effective January 1, 2018 using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. Our modified retrospective adoption, for which we

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

were not required to make any material changes to the prior year presentation, did not have a material effect on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, which amends ASC Topic 740, “Income Taxes.” The amendments in this update improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We have adopted the new standard effective January 1, 2018 under the modified retrospective approach. Accordingly, “Other assets” is reduced in our Condensed Consolidated Balance Sheet with a cumulative adjustment to “Retained earnings” of approximately $148.4 million.
In March 2017, the FASB issued ASU No. 2017-7, which amends ASC Topic 715, “Compensation—Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Postretirement Benefits Cost.” The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity's defined benefit pension and other postretirement plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs, as defined in paragraphs 715-30-35-4 and 715-60-35-9, are required to be presented in the income statement separately from the service cost component and outside of income from operations. We adopted ASU No. 2017-7 effective January 1, 2018 and accordingly, we have made certain reclassifications between our “Contract drilling services” costs and “Interest income and other, net” on our Condensed Consolidated Statement of Operations.
In February 2018, the FASB issued ASU No. 2018-2, which amends ASC Topic 220, “Income Statement—Reporting Comprehensive Income.” The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). This standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early application permitted. We have elected to adopt the new standard effective January 1, 2018 under the modified retrospective approach. The amendment should be applied on a retrospective basis to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act was recognized. As a result of the retrospective application, we reduced “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet with a cumulative adjustment to “Retained earnings” of approximately $5.5 million.
In August 2018, the FASB issued ASU No. 2018-15, which amends ASC Subtopic 350-40, “Intangibles—Goodwill and Other—Internal—Use Software.” The amendments in this update require an entity in a hosting arrangement that is a service contract to capitalize implementation costs. Entities are to follow the guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendment also requires the entity to expense these capitalized implementation costs over the term of the hosting arrangement. We elected to early adopt ASU No. 2018-15 effective September 30, 2018, on a prospective basis. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We expect to adopt this standard, on a modified retrospective basis, effective January 1, 2019. Our adoption requires that, as lessees, we recognize a right of use asset and lease liability. In addition, as lessors, our drilling contracts contain a lease component, which requires revenue presentation analysis. The ultimate effect on our consolidated financial statements will be based on an evaluation of the contract-specific facts and circumstances. With respect to leases in which we are the lessee, we expect to recognize a lease liability and a corresponding right of use asset. With respect to our drilling contracts in which we are the lessor, we plan to utilize the FASB practical expedient to combine lease and non-lease components. The expedient, for circumstances in which bifurcation of revenue between lease and non-lease components does not affect total revenue, operating income, or net income, permits us to combine lease and non-lease components. We are currently evaluating what other effect, if any, ASC 842 will have on our condensed consolidated financial statements and related disclosures. We do not expect our adoption to materially affect our Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, or Condensed Consolidated Statement of Cash Flows.
In August 2018, the FASB issued ASU No. 2018-14, which amends ASC Subtopic 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans — General.” This update applies to all employers that sponsor defined benefit pension or other postretirement plans and is part of the disclosure framework project to improve the effectiveness of disclosures in notes to the financial statements. The amendment is effective for fiscal years ending after December 15, 2020 and is required to be adopted on a retrospective basis for all periods presented. We do not expect the adoption of this guidance to materially affect our condensed consolidated financial statements.

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
During the three and nine months ended September 30, 2018, the Bully joint ventures approved dividends of $20.7 million and $46.1 million, respectively, and paid dividends of zero and $25.4 million, respectively. During the three and nine months ended September 30, 2017, the Bully joint ventures approved dividends of $30.9 million and $83.5 million, respectively, and paid dividends of $41.8 million and $52.6 million, respectively. Of these amounts, 50 percent is owed to our joint venture partner.
The combined carrying amount of the Bully-class drillships at September 30, 2018 and December 31, 2017 totaled $0.7 billion and $1.3 billion, respectively. These assets were primarily funded through partner equity contributions. During the nine months ended September 30, 2018, we recognized a $550.3 million impairment on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 10— Loss on Impairment” for additional information. Cash held by the Bully joint ventures totaled approximately $64.8 million at September 30, 2018 as compared to approximately $41.6 million at December 31, 2017.
Note 4— Loss Per Share
The following table presents the computation of basic and diluted earnings per share for Noble-UK:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Basic
Net loss from continuing operations	$(81,591)	$(96,792)	$(851,988)	$(490,350)
Net loss from discontinued operations, net of tax	—	—	—	(1,486)
Net loss attributable to Noble Corporation plc	$(81,591)	$(96,792)	$(851,988)	$(491,836)
Diluted
Net loss from continuing operations	$(81,591)	$(96,792)	$(851,988)	$(490,350)
Net loss from discontinued operations, net of tax	—	—	—	(1,486)
Net loss attributable to Noble Corporation plc	$(81,591)	$(96,792)	$(851,988)	$(491,836)
Denominator:
Weighted average shares outstanding - basic	246,780	244,940	246,553	244,666
Weighted average shares outstanding - diluted	246,780	244,940	246,553	244,666
Loss per share
Basic:
Loss from continuing operations	$(0.33)	$(0.40)	$(3.46)	$(2.00)
Loss from discontinued operations	—	—	—	(0.01)
Net loss attributable to Noble Corporation plc	$(0.33)	$(0.40)	$(3.46)	$(2.01)
Diluted:
Loss from continuing operations	$(0.33)	$(0.40)	$(3.46)	$(2.00)
Loss from discontinued operations	—	—	—	(0.01)
Net loss attributable to Noble Corporation plc	$(0.33)	$(0.40)	$(3.46)	$(2.01)
Only those items having a dilutive impact on our basic earnings per share are included in diluted earnings per share. For the three and nine months ended September 30, 2018, approximately 13.2 million share-based awards were excluded from diluted earnings per share since the effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, approximately 12.1 million share-based awards were excluded from diluted earnings per share since the effect would have been anti-dilutive.
Share capital

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

As of September 30, 2018, Noble-UK had approximately 246.8 million shares outstanding and trading as compared to approximately 245.0 million shares outstanding and trading at December 31, 2017. At our 2018 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2019 Annual General Meeting unless we seek an extension from shareholders at that time. There were no shares allotted during the nine months ended September 30, 2018.
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Noble-UK is not permitted to pay dividends out of share capital, which includes share premium. Noble has not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
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
While Noble owns all rights to amounts from that claim and will take available actions to recover such amounts, we believe the announced actions by Paragon Offshore create uncertainty relating to the prosecution of the claim and associated recovery, and accordingly, the disputed amounts of approximately $14.4 million were written off through “Contract drilling services” costs on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2017.
Note 6— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	September 30, 2018	December 31, 2017
Drilling equipment and facilities	$10,664,732	$11,746,629
Construction in progress	192,188	83,509
Other	202,855	204,193
Property and equipment, at cost	$11,059,775	$12,034,331
During the nine months ended September 30, 2018, we recognized a non-cash loss on impairment of $792.8 million, related to our long-lived assets. See “Note 10— Loss on Impairment” for additional information.
On September 21, 2018, we purchased the Noble Johnny Whitstine, a new Gusto MSC CJ46 design jackup rig, from the PaxOcean Group (“PaxOcean”) in connection with a concurrently awarded drilling contract in the Middle East region. We paid $93.8 million for the rig, with $33.8 million paid in cash and the remaining $60.0 million of the purchase price financed by the seller. See “Note 7— Debt” for additional information.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the nine months ended September 30, 2018. At September 30, 2018, we had no borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility of approximately $1.5 billion became available in January 2018 upon satisfaction of certain conditions, including the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. At September 30, 2018, we had $3.4 million of performance letters of credit outstanding under the 2017 Credit Facility. At September 30, 2018, other than the performance letters of credit, we had no borrowings outstanding under the 2017 Credit Facility.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At September 30, 2018, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.
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
Seller Financing of Rig
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “Seller Loan”), in which 95% of the principal is due at the end of the four-year term. The Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the Seller Loan. Based on the terms of the Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, the paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
The Seller Loan is guaranteed by Noble-Cayman and is secured by a mortgage on the Noble Johnny Whitstine and by the pledge of the shares of the single-purpose entity that owns the rig. The Seller Loan contains debt to total capitalization ratio and minimum liquidity financial covenants substantially similar to the 2017 Credit Facility, and an asset and revenue covenant substantially similar to the 2026 Notes as well as other covenants and provisions customarily found in secured transactions. The Seller Loan requires immediate repayment on the occurrence of certain events, including the termination of the drilling contract entered into at the time of the purchase of the rig.
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
Debt Tender Offers, Repayments, and Open Market Repurchases
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
In August 2018, we purchased $0.4 million aggregate principal amount of our Senior Notes due 2042 (the “2042 Notes”) for approximately $0.3 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $0.1 million.
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
In addition to the covenants from the Credit Facilities noted above, the covenants from the 2026 Notes described under “—Debt Issuance” above, and the covenants from the Seller Loan described under"—Seller Financing of Rig" above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At September 30, 2018, we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loan and expect to remain in compliance throughout 2018.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). All remaining fair value disclosures are presented in “Note 14— Fair Value of Financial Instruments.”
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
5.75% Senior Notes due March 2018	$—	$—	$249,843	$250,830
7.50% Senior Notes due March 2019	—	—	201,535	206,881
4.90% Senior Notes due August 2020	65,798	65,776	167,422	163,283
4.625% Senior Notes due March 2021	92,947	91,437	208,095	195,687
3.95% Senior Notes due March 2022	41,612	38,424	125,307	107,348
7.75% Senior Notes due January 2024	782,661	795,651	971,498	861,160
7.95% Senior Notes due April 2025	446,413	439,222	446,106	380,732
7.875% Senior Notes due February 2026	738,188	777,690	—	—
6.20% Senior Notes due August 2040	396,788	307,740	396,738	274,988
6.05% Senior Notes due March 2041	394,596	305,368	394,514	273,988
5.25% Senior Notes due March 2042	493,778	361,169	494,063	315,430
8.95% Senior Notes due April 2045	390,651	387,048	390,589	320,396
Other:
Seller-financed secured loan due September 2022	59,544	58,547	—	—
Total debt	3,902,976	3,628,072	4,045,710	3,350,723
Current maturities of long-term debt	—	—	249,843	250,830
Long-term debt	$3,902,976	$3,628,072	$3,795,867	$3,099,893

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of AOCI for the nine months ended September 30, 2018 and 2017. All amounts within the table are shown net of tax.

	Unrealized Losses on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income before reclassifications	674	—	749	1,423
Amounts reclassified from AOCI	—	1,156	—	1,156
Net other comprehensive income	674	1,156	749	2,579
Balance at September 30, 2017	$674	$(34,709)	$(15,526)	$(49,561)

Balance at December 31, 2017	$—	$(27,603)	$(15,285)	$(42,888)
Activity during period:
Stranded tax effect resulting from the Act (Note 2)	—	(5,540)	—	(5,540)
Balance at January 1, 2018	—	(33,143)	(15,285)	(48,428)
Activity during period:
Other comprehensive loss before reclassifications	—	—	(2,587)	(2,587)
Amounts reclassified from AOCI	—	973	—	973
Net other comprehensive income (loss)	—	973	(2,587)	(1,614)
Balance at September 30, 2018	$—	$(32,170)	$(17,872)	$(50,042)

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
Our standard drilling contracts require that we operate the rig at the direction of the customer throughout the contract term (which is the period we estimate to benefit from the corresponding activities and generally ranges from two to 60 months). The activities performed and the level of service provided can vary hour to hour. Our obligation under a standard contract is to provide whatever level of service is required by the operator, or customer, over the term of the contract. We are, therefore, under a stand-ready obligation throughout the entire contract duration. Consideration for our stand-ready obligation corresponds to distinct time increments, though the rate may be variable depending on various factors, and is recognized in the period in which the services are performed. The total transaction price is determined for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. We have elected to exclude from the transaction price measurement all taxes assessed by a governmental authority. See further discussion regarding the allocation of the transaction price to the remaining performance obligations below.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2018	January 1, 2018
Current contract assets	$28,736	$21,229
Noncurrent contract assets	26,827	34,520
Total contract assets	55,563	55,749

Current contract liabilities (deferred revenue)	(33,227)	(35,422)
Noncurrent contract liabilities (deferred revenue)	(54,024)	(73,439)
Total contract liabilities	$(87,251)	$(108,861)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2018 are as follows:

	Contract Assets	Contract Liabilities
Net balance at January 1, 2018	$55,749	$(108,861)

Amortization of deferred costs	(22,131)	—
Additions to deferred costs	21,945	—
Amortization of deferred revenue	—	34,629
Additions to deferred revenue	—	(13,019)
Total	(186)	21,610

Net balance at September 30, 2018	$55,563	$(87,251)
We have elected, as a practical expedient, not to disclose significant changes in the remaining performance obligation for the nine months ended September 30, 2017, which was before our adoption date of January 1, 2018.
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

	Nine Months Ended September 30, 2018
	2018	2019	2020	2021	2022 and beyond	Total
Drillships	$6,472	$16,998	$15,666	$15,666	$12,832	$67,634
Semisubmersibles	317	362	—	—	—	679
Jackups	4,174	11,094	3,670	—	—	18,938
Total	$10,963	$28,454	$19,336	$15,666	$12,832	$87,251

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Our revenue recognition pattern under ASC 606 is materially equivalent to revenue recognition under the previous guidance. For the three and nine months ended September 30, 2018, there were no material effects to our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Drillships	$137,284	$377,529
Semisubmersibles	4,178	18,648
Jackups	125,776	347,856
Total	$267,238	$744,033
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
Based upon our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Bully I, Noble Paul Romano, Noble Dave Beard and certain capital spare equipment. During the nine months ended September 30, 2018, impairment charges related to these units and certain capital spare equipment were approximately $763.7 million and $29.1 million, respectively. For our impaired units, we estimated the fair values of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. During the nine months ended September 30, 2018, we recognized a $550.3 million impairment on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 3— Consolidated Joint Ventures” for additional information.
Note 11— Income Taxes
At September 30, 2018, the reserves for uncertain tax positions totaled $183.7 million (net of related tax benefits of $1.0 million). At December 31, 2017, the reserves for uncertain tax positions totaled $191.9 million (net of related tax benefits of $1.0 million).
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
At September 30, 2018, our income tax provision included non-cash items of $35.6 million related to the impairment of three rigs and certain capital spares. See “Note 10— Loss on Impairment” for additional information.
At September 30, 2017, our income tax provision included a non-cash, discrete item of $260.7 million as the result of an internal tax restructuring, which was implemented to reduce costs associated with the ownership of multiple legal entities, simplify the overall legal entity structure, ease deployment of cash throughout the business and consolidate operations into one centralized group of entities. The effect of this tax restructuring has been to lower current tax expense.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

During the three and nine months ended September 30, 2018, we received a tax refund of $0.5 million and $85.0 million, respectively. During the three and nine months ended September 30, 2017, we received a tax refund of zero and $0.3 million, respectively.
For interim and annual reporting periods beginning after December 15, 2017, ASU No. 2016-16 will be applied on a modified retrospective basis to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. As the result of the application of this standard, we reclassified deferred charges of $148.4 million in “Other assets” and “Other liabilities” to “Retained earnings” on our Condensed Consolidated Balance Sheets.
During the fourth quarter of 2017, U.S. tax reform resulted in the write-down of our net deferred tax liabilities. In accordance with the guidance issued in Staff Accounting Bulletin No. 118, during the third quarter of 2018, we finalized our provisional amounts recorded as we completed our technical analysis, computations and tax law interpretations and filed our 2017 U.S. tax return. As a result, we recognized an additional tax benefit of $24.9 million.
Note 12— Employee Benefit Plans
Pension costs include the following components for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$429	$2,045	$506	$2,148
Return on plan assets	(661)	(2,979)	(739)	(2,941)
Recognized net actuarial loss	—	411	264	366
Settlement and curtailment gains	—	—	(620)	—
Net pension benefit cost (gain)	$(232)	$(523)	$(589)	$(427)

	Nine Months Ended September 30,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$1,248	$6,134	$1,476	$6,445
Return on plan assets	(2,087)	(8,936)	(2,161)	(8,823)
Recognized net actuarial loss	—	1,233	775	1,098
Settlement and curtailment gains	—	—	(620)	—
Net pension benefit cost (gain)	$(839)	$(1,569)	$(530)	$(1,280)
During the three and nine months ended September 30, 2018, we made no contributions to our pension plans. During the three and nine months ended September 30, 2017, we made contributions to our pension plans totaling approximately $0.4 million and $0.6 million, respectively, which satisfied our obligations under our defined benefit plan for the North Sea region.
Effective December 31, 2016, employees and alternate payees accrue no future benefits under the plans and, as such, Noble recognized no service costs with the plans for the three and nine months ended September 30, 2018 and 2017. Interest cost, return on plan assets and net actuarial losses were aggregated and disclosed within “Interest income and other, net” on our Condensed Consolidated Statements of Operations. For more information refer to “Note 2— Accounting Pronouncements.”
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

July 2017 and November 2017, respectively. The FCX Settlement included two contingent payments, which are further discussed below. We accounted for these contingent payments as derivative instruments that did not qualify under the FASB standards for hedge accounting treatment, and therefore, for the nine months ended September 30, 2017, the change in fair value was recognized as a $14.4 million loss in our Condensed Consolidated Statements of Operations.
Cash Flow Hedges
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts entered into or outstanding as of September 30, 2018.
FCX Settlement
Pursuant to the FCX Settlement, Noble could have received contingent payments from the FCX Settlement on September 30, 2017, depending on the average price of oil over a 12-month period from June 30, 2016 through June 30, 2017. The average price of oil was calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averaged more than $50 per barrel during such period, Freeport would have paid $25.0 million to Noble. In addition to the $25.0 million contingent payment, if the price of WTI averaged more than $65 per barrel during such period, Freeport would have paid an additional $50.0 million to Noble. These contingent payments did not qualify for hedge accounting treatment under FASB standards, and therefore, the change in fair value was recognized as a loss in our Condensed Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following tables.
The price of WTI did not average more than $50 per barrel during the 12-month period. As of June 30, 2017, the fair value of these contingent payments was reduced to zero, as the period for earning the contingent payments had ended.
Financial Statement Presentation
The following tables summarize the recognized gains and losses, which are estimated fair value measurements, of cash flow hedges and non-designated derivatives through AOCI or as “Contract drilling services” revenue or costs for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Unrealized loss recognized through AOCI	Loss reclassified from AOCI to "Contract drilling services" costs	Loss recognized through “Contract drilling services” revenue
Cash flow hedges
Foreign currency forward contracts	$(65)	$542	$—

	Nine Months Ended September 30, 2017
	Unrealized loss recognized through AOCI	Loss reclassified from AOCI to "Contract drilling services" costs	Loss recognized through “Contract drilling services” revenue
Cash flow hedges
Foreign currency forward contracts	$674	$—	$679
Non-designated derivatives
FCX Settlement	$—	$—	$(14,400)
There were no foreign currency forward contracts outstanding or entered into during the three and nine months ended September 30, 2018.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,921	$7,921	$—	$—

	December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,321	$7,321	$—	$—
Our cash, cash equivalents, and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value.
Note 15— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries for patent infringement in a Texas federal court. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling. We were aware of the patents when we constructed the rigs. The patents are now expired in the United States and most other countries. While there is inherent risk in litigation, we do not believe that our rigs infringe the Transocean patents. The lawsuit is currently in the discovery phase and we intend to defend ourselves vigorously against this claim.
Department of Justice settlement
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
Brazil commercial agent
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants all of whom have indemnification arrangements with us. We requested that the court dismiss the claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment, and require such claims to be arbitrated under the Master Separation Agreement (the “MSA”) entered into between Noble and Paragon Offshore at the time of the Spin-off, as well as stay the other proceedings during the pendency of the arbitration. The court ruled that the unjust enrichment claim be arbitrated, that the other claims proceed in bankruptcy court, and that discovery should resume. We have appealed the ruling on an expedited basis, and discovery continues in the court proceeding. The court has approved a litigation schedule, which, subject to our appeal on the motion for arbitration, could result in all pre-trial activity being completed by the end of 2019.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. We intend to defend ourselves vigorously. However, there is inherent risk and substantial expense in litigation, and the amount of damages the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims, any damages or other amounts we would be required to or agree to pay could be substantial and could have a material adverse effect on our business, financial condition and results of operations. We could determine that settling the case is in the best interests of our shareholders for a number of reasons, including eliminating any risk of a larger judgment against us, eliminating the perceived risk that the claim has on our business and corporate opportunities, and/or reducing or eliminating the ongoing cost of defending the litigation. Because the litigation still has significant discovery to be conducted, we are not currently able to make a reasonable estimation of the amount of possible loss we may incur, if any. Subsequent developments in the litigation may make such an estimation reasonably possible, in which case we may record a charge against our income when a loss is reasonably estimable. This may occur even though the litigation may still be ongoing. This charge could be material and could have a material adverse effect on our financial condition and results of operations. It may also be materially different than any amount we are required to pay once the litigation is concluded.
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
Tax matters
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
Audit claims of approximately $52.1 million attributable to income and other business taxes have been assessed against Noble entities in Mexico. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our Condensed Consolidated Financial Statements.
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
Other contingencies
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
Note 16— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $87.3 million and $114.3 million at September 30, 2018 and December 31, 2017, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $55.6 million at September 30, 2018 as compared to $55.7 million at December 31, 2017, and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Condensed Consolidated Balance Sheets, based upon our expected time of recognition.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accounts receivable	$4,481	$116,619	$4,481	$116,619
Other current assets	(9,872)	18,335	(9,557)	15,774
Other assets	(14,711)	(76,002)	(11,262)	(80,172)
Accounts payable	8,528	(11,901)	8,506	(11,656)
Other current liabilities	(52,092)	21,503	(51,474)	22,631
Other liabilities	(19,155)	(100,117)	(19,155)	(95,234)
Total net change in assets and liabilities	$(82,821)	$(31,563)	$(78,461)	$(32,038)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2018 and December 31, 2017 were $36.2 million and $25.5 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2017 and December 31, 2016 were $16.4 million and $35.1 million, respectively.
We entered into a $60.0 million Seller Loan to finance a portion of the purchase price for the Noble Johnny Whitstine in September 2018. See “Note 7— Debt” for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is an issuer, co-issuer or full and unconditional guarantor or otherwise obligated as of September 30, 2018 with respect to registered securities as follows (see “Note 7— Debt” for additional information):

Issuer
Notes (1)	(Co-Issuer(s))	Guarantor
$250 million 5.75% Senior Notes due 2018	NHIL	Noble-Cayman
$202 million 7.50% Senior Notes due 2019 (2)	NHUS	Noble-Cayman
Noble Drilling Holding, LLC (“NDH”)
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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2018
(in thousands)
(Unaudited)

	Noble - Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$325,515	$—	$325,515
Accounts receivable	—	—	200,215	—	200,215
Taxes receivable	—	—	64,486	—	64,486
Short-term notes receivable from affiliates	—	—	3,175,662	(3,175,662)	—
Accounts receivable from affiliates	564,392	61,045	4,700,352	(5,325,789)	—
Prepaid expenses and other current assets	—	—	68,774	—	68,774
Total current assets	564,392	61,045	8,535,004	(8,501,451)	658,990
Property and equipment, at cost	—	—	11,059,775	—	11,059,775
Accumulated depreciation	—	—	(2,516,353)	—	(2,516,353)
Property and equipment, net	—	—	8,543,422	—	8,543,422
Notes receivable from affiliates	3,177,249	—	—	(3,177,249)	—
Investments in affiliates	4,281,611	12,259,800	—	(16,541,411)	—
Other assets	771	—	196,123	—	196,894
Total assets	$8,024,023	$12,320,845	$17,274,549	$(28,220,111)	$9,399,306
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	$—	$3,175,662	$—	$(3,175,662)	$—
Accounts payable	3	—	103,100	—	103,103
Accrued payroll and related costs	—	—	43,485	—	43,485
Accounts payable to affiliates	3,717,537	982,814	625,438	(5,325,789)	—
Taxes payable	—	—	30,638	—	30,638
Interest payable	265	67,021	2,720	—	70,006
Other current liabilities	—	—	68,479	—	68,479
Total current liabilities	3,717,805	4,225,497	873,860	(8,501,451)	315,711
Long-term debt	—	3,843,432	59,544	—	3,902,976
Notes payable to affiliates	—	—	3,177,249	(3,177,249)	—
Deferred income taxes	—	—	215,861	—	215,861
Other liabilities	19,929	—	254,839	—	274,768
Total liabilities	3,737,734	8,068,929	4,581,353	(11,678,700)	4,709,316
Commitments and contingencies				—
Total shareholder equity	4,286,289	4,251,916	12,289,495	(16,541,411)	4,286,289
Noncontrolling interests	—	—	403,701	—	403,701
Total equity	4,286,289	4,251,916	12,693,196	(16,541,411)	4,689,990
Total liabilities and equity	$8,024,023	$12,320,845	$17,274,549	$(28,220,111)	$9,399,306

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$267,238	$—	$267,238
Reimbursables and other	—	—	12,170	—	12,170
Total operating revenues	—	—	279,408	—	279,408
Operating costs and expenses
Contract drilling services	(84)	(1,419)	164,304	—	162,801
Reimbursables	—	—	9,676	—	9,676
Depreciation and amortization	—	—	113,127	—	113,127
General and administrative	(69)	(823)	9,564	—	8,672
Total operating costs and expenses	(153)	(2,242)	296,671	—	294,276
Operating loss	153	2,242	(17,263)	—	(14,868)
Other income (expense)
Income (loss) of unconsolidated affiliates	(75,959)	50,115	—	25,844	—
Interest expense, net of amounts capitalized	(413)	(112,447)	(4,887)	44,022	(73,725)
Gain on extinguishment of debt, net	—	109	—	—	109
Interest income and other, net	1,602	—	45,030	(44,022)	2,610
Income (loss) before income taxes	(74,617)	(59,981)	22,880	25,844	(85,874)
Income tax benefit	—	—	14,490	—	14,490
Net income (loss)	(74,617)	(59,981)	37,370	25,844	(71,384)
Net income attributable to noncontrolling interests	—	—	(3,233)	—	(3,233)
Net income (loss) attributable to Noble Corporation	(74,617)	(59,981)	34,137	25,844	(74,617)
Other comprehensive income (loss), net	(159)	—	(159)	159	(159)
Comprehensive income (loss) attributable to Noble Corporation	$(74,776)	$(59,981)	$33,978	$26,003	$(74,776)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$744,033	$—	$744,033
Reimbursables and other	—	—	28,901	—	28,901
Total operating revenues	—	—	772,934	—	772,934
Operating costs and expenses
Contract drilling services	71	(22)	449,907	—	449,956
Reimbursables	—	—	22,323	—	22,323
Depreciation and amortization	—	—	368,939	—	368,939
General and administrative	(4)	360	29,894	—	30,250
Loss on impairment	—	—	792,843	—	792,843
Total operating costs and expenses	67	338	1,663,906	—	1,664,311
Operating loss	(67)	(338)	(890,972)	—	(891,377)
Other income (expense)
Income (loss) of unconsolidated affiliates	(820,630)	(300,798)	—	1,121,428	—
Interest expense, net of amounts capitalized	(873)	(338,039)	(16,776)	131,818	(223,870)
Gain (loss) on extinguishment of debt, net	(2,336)	5,528	(11,851)	—	(8,659)
Interest income and other, net	4,756	(131)	134,000	(131,818)	6,807
Income (loss) before income taxes	(819,150)	(633,778)	(785,599)	1,121,428	(1,117,099)
Income tax benefit	—	—	50,227	—	50,227
Net income (loss)	(819,150)	(633,778)	(735,372)	1,121,428	(1,066,872)
Net income attributable to noncontrolling interests	—	—	247,722	—	247,722
Net income (loss) attributable to Noble Corporation	(819,150)	(633,778)	(487,650)	1,121,428	(819,150)
Other comprehensive income (loss), net	(1,614)	—	(1,614)	1,614	(1,614)
Comprehensive income (loss) attributable to Noble Corporation	$(820,764)	$(633,778)	$(489,264)	$1,123,042	$(820,764)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$37,675	$—	$—	$231,873	$(9,808)	$259,740
Reimbursables and other	—	—	863	—	—	5,609	—	6,472
Total operating revenues	—	—	38,538	—	—	237,482	(9,808)	266,212
Operating costs and expenses
Contract drilling services	67	3,056	10,306	852	—	161,111	(9,808)	165,584
Reimbursables	—	—	490	—	—	3,344	—	3,834
Depreciation and amortization	—	—	13,971	—	—	122,680	—	136,651
General and administrative	28	1,229	—	371	—	8,195	—	9,823
Total operating costs and expenses	95	4,285	24,767	1,223	—	295,330	(9,808)	315,892
Operating income (loss)	(95)	(4,285)	13,771	(1,223)	—	(57,848)	—	(49,680)
Other income (expense)
Income (loss) of unconsolidated affiliates	(88,898)	(64,360)	7,347	22,238	(20,878)	—	144,551	—
Interest expense, net of amounts capitalized	(2,592)	(4,492)	(3,533)	(108,892)	(3,813)	(24,877)	75,312	(72,887)
Interest income and other, net	1,602	(50)	16,273	(52)	53,897	4,932	(75,312)	1,290
Income (loss) before income taxes	(89,983)	(73,187)	33,858	(87,929)	29,206	(77,793)	144,551	(121,277)
Income tax benefit (provision)	—	53,957	(19)	—	—	(25,333)	—	28,605
Net Income (loss)	(89,983)	(19,230)	33,839	(87,929)	29,206	(103,126)	144,551	(92,672)
Net income attributable to noncontrolling interests	—	—	—	—	—	3,867	(1,178)	2,689
Net income (loss) attributable to Noble Corporation	(89,983)	(19,230)	33,839	(87,929)	29,206	(99,259)	143,373	(89,983)
Other comprehensive income , net	793	—	—	—	—	793	(793)	793
Comprehensive income (loss) attributable to Noble Corporation	$(89,190)	$(19,230)	$33,839	$(87,929)	$29,206	$(98,466)	$142,580	$(89,190)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$124,767	$—	$—	$798,085	$(36,921)	$885,931
Reimbursables and other	—	—	2,891	—	—	18,508	—	21,399
Total operating revenues	—	—	127,658	—	—	816,593	(36,921)	907,330
Operating costs and expenses
Contract drilling services	202	8,989	34,492	2,505	—	478,984	(36,921)	488,251
Reimbursables	—	—	1,782	—	—	11,592	—	13,374
Depreciation and amortization	—	—	44,491	—	—	362,511	—	407,002
General and administrative	99	4,074	—	1,263	9	26,673	—	32,118
Total operating costs and expenses	301	13,063	80,765	3,768	9	879,760	(36,921)	940,745
Operating income (loss)	(301)	(13,063)	46,893	(3,768)	(9)	(63,167)	—	(33,415)
Other income (expense)
Income (loss) from unconsolidated affiliates - continuing operations	(469,274)	(477,279)	48,830	167,531	35,388	—	694,804	—
Income (loss) from unconsolidated affiliates- discontinued operations	2,967	4,566	—	—	—	—	(7,533)	—
Interest expense, net of amounts capitalized	(7,775)	(28,348)	(9,916)	(322,580)	(11,484)	(105,324)	265,884	(219,543)
Interest income and other, net	8,880	(141)	70,484	4,871	170,875	16,846	(265,884)	5,931
Income (loss) from continuing operations before income taxes	(465,503)	(514,265)	156,291	(153,946)	194,770	(151,645)	687,271	(247,027)
Income tax benefit (provision)	—	170,543	(345)	—	—	(380,753)	—	(210,555)
Net income (loss) from continuing operations	(465,503)	(343,722)	155,946	(153,946)	194,770	(532,398)	687,271	(457,582)
Net income (loss) from discontinued operations	—	(1,598)	—	—	—	4,565	—	2,967
Net Income (loss)	(465,503)	(345,320)	155,946	(153,946)	194,770	(527,833)	687,271	(454,615)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(8,894)	(1,994)	(10,888)
Net income (loss) attributable to Noble Corporation	(465,503)	(345,320)	155,946	(153,946)	194,770	(536,727)	685,277	(465,503)
Other comprehensive income , net	2,579	—	—	—	—	2,579	(2,579)	2,579
Comprehensive income (loss) attributable to Noble Corporation	$(462,924)	$(345,320)	$155,946	$(153,946)	$194,770	$(534,148)	$682,698	$(462,924)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$22,771	$(348,990)	$403,331	$—	$77,112
Cash flows from investing activities
Capital expenditures	—	—	(149,329)	—	(149,329)
Proceeds from disposal of assets	—	—	4,135	—	4,135
Net cash used in investing activities	—	—	(145,194)	—	(145,194)
Cash flows from financing activities
Issuance of senior notes	—	750,000	—	—	750,000
Repayment of long-term debt	—	(738,823)	(213,654)	—	(952,477)
Debt issuance costs	(822)	(12,581)	(1,924)	—	(15,327)
Dividends paid to noncontrolling interests	—	—	(12,694)	—	(12,694)
Distributions to parent company, net	(37,241)	—	—	—	(37,241)
Advances (to) from affiliates	15,281	321,070	(336,351)	—	—
Net cash provided by (used in) financing activities	(22,782)	319,666	(564,623)	—	(267,739)
Net change in cash, cash equivalents and restricted cash	(11)	(29,324)	(306,486)	—	(335,821)
Cash, cash equivalents and restricted cash, beginning of period	11	29,324	632,676	—	662,011
Cash, cash equivalents and restricted cash, end of period	$—	$—	$326,190	$—	$326,190

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017
(in thousands)
(Unaudited)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$26,122	$102,689	$141,843	$(324,502)	$163,205	$212,606	$—	$321,963
Cash flows from investing activities
Capital expenditures	—	—	(2,552)	—	—	(84,148)	—	(86,700)
Proceeds from disposal of assets	—	—	46	—	—	1,260	—	1,306
Net cash used in investing activities	—	—	(2,506)	—	—	(82,888)	—	(85,394)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Debt issuance costs	—	—	—	(42)	—	—	—	(42)
Dividends paid to noncontrolling interests	—	—	—	—	—	(26,293)	—	(26,293)
Contributions from parent company, net	43,891	—	—	—	—	—	—	43,891
Advances (to) from affiliates	(72,537)	(102,689)	(150,153)	624,601	(163,205)	(136,017)	—	—
Net cash provided by (used in) financing activities	(28,646)	(102,689)	(150,153)	324,559	(163,205)	(162,310)	—	(282,444)
Net change in cash and cash equivalents	(2,524)	—	(10,816)	57	—	(32,592)	—	(45,875)
Cash and cash equivalents, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash and cash equivalents, end of period	$13	$—	$39	$57	$—	$607,849	$—	$607,958

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 18— Subsequent Events
Open Market Repurchases
In October 2018, we purchased $27.4 million aggregate principal amount of various tranches of our senior notes for approximately $20.2 million, plus accrued interest, as open market repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2018, and our results of operations for the three and nine months ended September 30, 2018 and 2017. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our Credit Facilities (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, or in the documents incorporated by reference, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet of 25 drilling rigs consisted of eight drillships, four semisubmersibles and 13 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process.
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
Outlook
Higher oil prices have led to a slight improvement in customer activity during the first nine months of 2018, most notably in the high specification jackup segment. However, the challenging business environment for offshore drillers persists due to an industry-wide rig supply imbalance. Newbuild rigs ordered prior to the decline in industry activity continue to enter the market as the constructing shipyards seek buyers for their stranded rigs and the delivery of other newbuild rigs have been delayed into the future. These rigs add to the supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal. However, the pace of attrition has been significantly less than what is required to fully ameliorate the capacity imbalance. In addition, our customers have adopted a cautious approach to offshore spending due, in part, to the volatility in crude oil prices over the past four years. Although crude oil prices have moved higher during 2017 and the first nine months of 2018, we expect that the offshore drilling programs of operators will remain curtailed as our customers continue to favor cash flow realization over long cycle investment in offshore production and exploration. While further decline in rig utilization and dayrates is possible due to the continued oversupply of rigs, we expect that a gradual improvement in customer spending offshore is likely to occur over the near to medium term. We have recently seen slight improvement in leading edge dayrates in the high specification jackup sector during 2018 and anticipate that this trend will continue if customer activity continues to progress. To date, the floating sector has not enjoyed the same pricing improvement as the jackup sector and additional customer activity will be required before dayrates move higher.
In spite of the gradual improvement in offshore spending, we expect the business environment for the remainder of 2018 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including growing production from U.S. shale activity, and fluid sentiment in oil markets have led to only modest increases in offshore investment and limited improvement in drilling rig demand. However, steady oil demand growth, the lack of production investments in various countries around the world and the production limits agreed to by OPEC and other significant oil producing countries have led to higher sustained crude prices and should lead to improved offshore spending by our customers over time. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance. We cannot give any assurances as to when conditions in the offshore drilling market will improve, the extent of any market improvement or when the oversupply of available drilling rigs will end. Current market conditions could also lead to us stacking or retiring additional rigs. While current market conditions persist, we will continue to focus on fleet utilization improvements, cost control initiatives and financial discipline, although we will seek out reasonable opportunities to grow and expand our fleet. Over the longer term, we expect customer spending to improve with higher, sustained crude oil prices, successful drilling results and greater access to new and emerging oil basins.
We believe in the long-term fundamentals for the industry and believe that we are strategically well positioned during this market downturn as a result of our substantial backlog, modern fleet of high-specification rigs and strong operational capability. We also believe that these strengths will help us take advantage of any future market upcycle. Also, we expect the ultimate recovery to benefit from any sustained under-investment by customers during this current phase of the market cycle. Acceleration in customers' offshore spending, in combination with further fleet attrition, should contribute to a balanced rig supply over time.
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
On September 21, 2018, we purchased the Noble Johnny Whitstine, a new Gusto MSC CJ46 design jackup rig, from the PaxOcean Group (“PaxOcean”) in connection with a concurrently awarded drilling contract in the Middle East region. We paid $93.8 million for the rig, with $33.8 million paid in cash and the remaining $60.0 million of the purchase price financed with a loan by the seller in which 95% of the principal is due at the end of the four-year term. See “Note 7— Debt” to our condensed consolidated financial statements for additional information. We currently have an option for the purchase of a second newbuild CJ46 jackup from PaxOcean, which would also be funded, in part, with similar seller financing.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants all of whom have indemnification arrangements with us. We requested that the court dismiss the claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment, and require such claims to be arbitrated under the Master Separation Agreement (the “MSA”) entered into between Noble and Paragon Offshore at the time of the Spin-off, as well as stay the other proceedings during the pendency of the arbitration. The court ruled that the unjust enrichment claim be arbitrated, that the other claims proceed in bankruptcy court, and that discovery should resume. We have appealed the ruling on an expedited basis, and discovery continues in the court proceeding. The court has approved a litigation schedule, which, subject to our appeal on the motion for arbitration, could result in all pre-trial activity being completed by the end of 2019.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. We intend to defend ourselves vigorously. However, there is inherent risk and substantial expense in litigation, and the amount of damages the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims, any damages or other amounts we would be required to or agree to pay could be substantial and could have a material adverse effect on our business, financial condition and results of operations. We could determine that settling the case is in the best interests of our shareholders for a number of reasons, including eliminating any risk of a larger judgment against us, eliminating the perceived risk that the claim has on our business and corporate opportunities, and/or reducing or eliminating the ongoing cost of defending the litigation. Because the litigation still has significant discovery to be conducted, we are not currently able to make a reasonable estimation of the amount of possible loss we may incur, if any. Subsequent developments in the litigation may make such an estimation reasonably possible, in which case we may record a charge against our income when a loss is reasonably estimable. This may occur even though the litigation may still be ongoing. This charge could be material and could have a material adverse effect on our financial condition and results of operations. It may also be materially different than any amount we are required to pay once the litigation is concluded.
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

Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2018, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
We calculate backlog for any given rig and period by multiplying the full contractual operating dayrate for such rig by the number of days remaining in the period, and for the three rigs contracted with Royal Dutch Shell plc (“Shell”) mentioned below, we utilize the idle period and floor rates as described in footnote (2) to the backlog table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2018 (1)	2019	2020	2021	2022-2023
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2),(3)	$1,520,491	$131,674	$411,627	$381,560	$338,800	$256,830
Jackups	971,282	127,169	389,659	266,700	141,438	46,316
Total (4)	$2,491,773	$258,843	$801,286	$648,260	$480,238	$303,146
Percent of Available Days Committed (5)
Semisubmersibles/Drillships		55%	37%	33%	27%	10%
Jackups		93%	53%	32%	23%	3%
Total		74%	45%	33%	25%	7%

(1)	Represents a three-month period beginning October 1, 2018.

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

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2018, the backlog for the Noble Bully II totaled $426.8 million, all of which is included in backlog. As of the same date, the Noble Bully I had no backlog. Noble’s proportional interest in the backlog for these rigs totaled $213.4 million.

(4)	Some of our drilling contracts provide the customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.

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
As of September 30, 2018, Shell, Saudi Arabian Oil Company and Equinor ASA represented approximately 54.4 percent, 20.2 percent and 12.3 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended September 30, 2018 and 2017
Net loss from continuing operations attributable to Noble-UK for the three months ended September 30, 2018 was $81.6 million, or $0.33 per diluted share, on operating revenues of $279.4 million, compared to net loss from continuing operations for the three months ended September 30, 2017 of $96.8 million, or $0.40 per diluted share, on operating revenues of $266.2 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2018 and September 30, 2017, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the three months ended September 30, 2018 and 2017, Noble-Cayman's operating losses were $7.0 million and $6.9 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	2018	2017	% Change	2018	2017	% Change
Jackups	93%	81%	1,028	1,043	(1)%	$122,350	$127,163	(4)%
Semisubmersibles	11%	17%	42	92	(54)%	99,470	104,028	(4)%
Drillships	63%	56%	460	410	12%	298,443	286,819	4%
Total	69%	60%	1,530	1,545	(1)%	$174,665	$168,127	4%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Operating revenues:
Contract drilling services	$267,238	$259,740	$7,498	3%
Reimbursables and other (1)	12,170	6,472	5,698	88%
	279,408	266,212	13,196	5%
Operating costs and expenses:
Contract drilling services	162,985	166,044	(3,059)	(2)%
Reimbursables (1)	9,676	3,834	5,842	152%
Depreciation and amortization	109,492	131,819	(22,327)	(17)%
General and administrative	14,722	15,331	(609)	(4)%
	296,875	317,028	(20,153)	(6)%
Operating income (loss)	$(17,467)	$(50,816)	$33,349	(66)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $7.5 million increase in contract drilling services revenues for the three months ended September 30, 2018 as compared to the same period of 2017 was composed of a $10.0 million increase from higher dayrates, partially offset by a $2.5 million decline due to fewer operating days. The revenue increase was primarily due to a $19.7 million increase in drillship revenue. Our jackup and semisubmersible fleet revenues declined by $6.8 million and $5.4 million, respectively.
The $19.7 million revenue increase in our drillship fleet for the three months ended September 30, 2018 is attributable to a $14.4 million increase in operating days and a $5.3 million increase in average dayrates compared to the same period in 2017. The increase in operating days was primarily related to the Noble Bob Douglas, which operated during the majority of the current period compared to the same period in 2017. The increase in average dayrates was primarily related to higher dayrates for the Noble Globetrotter I.
The $6.8 million revenue decline in our jackup fleet for the three months ended September 30, 2018 is attributable to a $4.9 million decline in revenues associated with unfavorable dayrate changes and a $1.9 million decline due to fewer operating days as compared to the same period of 2017. The $5.4 million revenue decline in our semisubmersible fleet is attributable to a $9.6 million decline in revenues from the Noble Paul Romano, which was off contract during the three months ended September 30, 2018 as compared to the same period of 2017, offset by an increase in revenues from the commencement of operations for the Noble Clyde Boudreaux.
Operating Costs and Expenses. Contract drilling services operating costs decreased $3.1 million for the three months ended September 30, 2018 as compared to the same period of 2017, despite a $17.8 million increase in operating costs related to rigs that worked a significant number of days during the quarter but did not work during the same period in 2017. This increase in costs was offset by a decrease of $6.3 million related to rigs that were idled and stacked for both periods, $7.2 million related to rigs that were retired or sold during the current period, $3.0 million due to rigs that operated in both periods, $3.5 million due to rigs with significant operating days during the third quarter of 2017, but had fewer or zero operating days in the third quarter of 2018, and the remainder due to non-rig costs.
Depreciation and amortization decreased $22.3 million for the three months ended September 30, 2018 as compared to the same period of 2017. The decline was due to the effect of rig impairments recorded during the second quarter of 2018 and the fourth quarter of 2017.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses decreased $0.6 million during the three months ended September 30, 2018 as compared to the same period of 2017, primarily as a result of a decrease in employee-related costs.
Interest Expense. Interest expense increased $0.8 million during the three months ended September 30, 2018 as compared to the same period of 2017. This increase was primarily due to the issuance of our Senior Notes due 2026 (the “2026 Notes”) in January 2018, an increase in interest rates on certain of our senior notes due to debt rating downgrades, and the entry into the 2017 Credit Facility (as defined herein) on December 21, 2017. This increase was partially offset by the retirement of a portion of our Senior Notes due 2020 (the “2020 Notes”), our Senior

Notes due 2021 (the “2021 Notes”) and our Senior Notes due 2022 (the “2022 Notes”) as a result of tender offers in January 2018, the maturity of our Senior Notes due 2018 (the “2018 Notes”) and the redemption of our remaining Senior Notes due 2019 (the “2019 Notes”). For additional information, see “Note 7— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit decreased by $14.1 million for the three months ended September 30, 2018 as compared to the same period of 2017. Excluding a $24.9 million discrete tax item resulting from a 2017 U.S. return-to-provision adjustment during the current period of 2018, the income tax benefit decreased by $34.2 million. The decrease was due to a lower pre-tax loss and a lower worldwide effective tax rate in the current period as compared to the same period of 2017. The lower pre-tax loss generated a $4.4 million decrease in the tax benefit and the lower worldwide effective tax rate reduced tax benefit by $29.8 million in the current period. The decrease in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
For the Nine Months Ended September 30, 2018 and 2017
Net loss from continuing operations attributable to Noble-UK for the nine months ended September 30, 2018 was $852.0 million, or $3.46 per diluted share, on operating revenues of $772.9 million, compared to net loss from continuing operations for the nine months ended September 30, 2017 of $490.4 million, or $2.00 per diluted share, on operating revenues of $907.3 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2018 and September 30, 2017, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income. During the nine months ended September 30, 2018 and 2017, Noble-Cayman's operating losses were $33.0 million and $22.0 million lower, respectively, than that of Noble-UK. The operating income or loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018	2017	% Change	2018	2017	% Change
Jackups	72%	89%	2,606	3,396	(23)%	$133,506	$123,734	8%
Semisubmersibles	12%	17%	176	273	(36)%	105,853	120,284	(12)%
Drillships	59%	58%	1,290	1,277	1%	292,615	339,093	(14)%
Total	56%	65%	4,072	4,946	(18)%	$182,723	$179,132	2%

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

(3)
Average dayrates for the nine months ended September 30, 2017 include the impact of the valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden contract settlement and termination by and among Freeport-McMoRan Inc., Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries. We recognized a $14.4 million loss to the termination date valuation of these contingent payments when the period for earning the contingent payments ended in 2017. The non-cash loss had a negative impact on the drillships' average dayrates for the nine-month period ended September 30, 2017.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Operating revenues:
Contract drilling services	$744,033	$885,931	$(141,898)	(16)%
Reimbursables and other (1)	28,901	21,399	7,502	35%
	772,934	907,330	(134,396)	(15)%
Operating costs and expenses:
Contract drilling services	451,271	489,594	(38,323)	(8)%
Reimbursables (1)	22,323	13,374	8,949	67%
Depreciation and amortization	356,930	392,360	(35,430)	(9)%
General and administrative	58,522	49,869	8,653	17%
Loss on impairments	792,843	—	792,843	**
	1,681,889	945,197	736,692	78%
Operating income (loss)	$(908,955)	$(37,867)	$(871,088)	**

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.
Operating Revenues. The $141.9 million decline in contract drilling services revenues for the nine months ended September 30, 2018 as compared to the same period of 2017 was composed of a $156.5 million decline due to fewer operating days and a $14.6 million increase from higher dayrates. The decline in revenue was primarily due to our drillship and jackup fleet, which experienced declines in revenues of $55.6 million and $72.2 million, respectively. Our semisubmersible fleet experienced a decline in revenue of $14.1 million.
The $55.6 million revenue decline in our drillship fleet consists of a $60.0 million decline from lower dayrates, which was partially offset by a $4.4 million increase due to higher operating days for the nine months ended September 30, 2018 compared to the same period of 2017. The decline in average dayrates was primarily related to the Noble Bully I, which remained stacked during the current period but operated during the majority of the same period of 2017, and the Noble Bob Douglas, which experienced an increase in operating days compared to the same period of 2017.
The $72.2 million revenue decline in our jackup fleet is primarily attributable to a $97.7 million decline in revenues due to certain of our jackup rigs not operating for the nine months ended September 30, 2018, which was partially offset by a $25.5 million increase in revenues associated with favorable dayrate changes across the jackup fleet. The decrease in operating days during the current period was the result of the retirement and subsequent sale of the Noble David Tinsley, the retirement of the Noble Alan Hay and a decrease in operating days for the Noble Sam Hartley and the Noble Mick O'Brien. The $14.1 million decline in semisubmersible revenues was due to a decrease in both dayrate and operating days on the Noble Paul Romano.
Operating Costs and Expenses. Contract drilling services operating costs decreased $38.3 million for the nine months ended September 30, 2018 as compared to the same period of 2017. Of the decrease, $23.2 million was due to rigs idled in both periods, $23.4 million was due to rigs that were retired or sold, and $14.4 million was due to the write-off of a receivable held by a Paragon Offshore entity in Mexico, which is expected to be liquidated. These decreases were partially offset by a $25.8 million increase in operating costs related to rigs with significant operating days in the current period compared to the same period of 2017.
Depreciation and amortization decreased $35.4 million for the nine months ended September 30, 2018 as compared to the same period of 2017. The decline was due to the effect of rig impairments recorded during the second quarter of 2018 and the fourth quarter of 2017.
Loss on Impairments. We recorded a loss on impairment of $792.8 million for the nine months ended September 30, 2018. We evaluate our drilling fleet assets for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the second quarter of 2018, we conducted a review of our fleet. The review included an assessment of certain assumptions, including future marketability of each unit in light of its current technical specifications. Based upon our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Bully I, Noble Dave Beard, Noble Paul Romano and

certain capital spare equipment. For additional information, see “Note 10— Loss on Impairment” to our condensed consolidated financial statements. There were no impairments recorded during the first nine months of 2017.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $8.7 million during the nine months ended September 30, 2018 as compared to the same period of 2017, primarily due to employee-related costs, legal and other professional fees and the write-off of certain leasehold improvements at our London office.
Interest Expense. Interest expense increased $4.3 million during the nine months ended September 30, 2018 as compared to the same period of 2017. This increase was primarily due to the issuance of the 2026 Notes in January 2018, an increase in interest rates on certain of our senior notes due to debt rating downgrades, and the entry into the 2017 Credit Facility on December 21, 2017. These increases were partially offset by the retirement of a portion of the 2020 Notes, the 2021 Notes and the 2022 Notes as a result of tender offers in January 2018, the maturity of the 2018 Notes and the redemption of our remaining 2019 Notes. For additional information, see “Note 7— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit increased by $260.9 million for the nine months ended September 30, 2018 as compared to the same period of 2017. Excluding a $260.7 million non-cash discrete tax item resulting from an internal tax restructuring during the same period of 2017 and a $62.4 million discrete tax item resulting from asset impairment, debt restructuring and a 2017 U.S. return-to-provision adjustment during the current period of 2018, the income tax benefit decreased by $57.3 million. The decrease was due to a higher pre-tax loss and a lower worldwide effective tax rate than the comparable period. The increases in pre-tax loss generated a $20.4 million tax benefit and the lower worldwide effective tax rate reduced tax benefit by $77.7 million in the current period. The decrease in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $43.3 million for the nine months ended September 30, 2018 and $299.1 million for the nine months ended September 30, 2017. The decrease in net cash provided by operating activities for the nine months ended September 30, 2018 was primarily attributable to a reduction in operating activity during this period. We had working capital of $345.0 million and $446.0 million at September 30, 2018 and December 31, 2017, respectively.
Net cash used in investing activities for the nine months ended September 30, 2018 was $145.2 million as compared to $85.4 million for the nine months ended September 30, 2017. The variance primarily relates to higher capital expenditures related to our major projects and purchase of the Noble Johnny Whitstine in the current period.
Net cash used in financing activities for the nine months ended September 30, 2018 was $234.0 million as compared to $330.6 million for the nine months ended September 30, 2017. During the current period, our primary uses of cash included retirement of a portion of the 2020 Notes, 2021 Notes, 2022 Notes, Senior Notes due 2024 (the “2024 Notes”), and Senior Notes due 2042 (the “2042 Notes”) in tender offers and open market purchases, repayment at maturity of the 2018 Notes and redemption of the 2019 Notes, which amounts were partially offset by the issuance of the 2026 Notes.
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
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing Credit Facilities (as defined below) and potential issuances of equity or long-term debt. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.

At September 30, 2018, we had a total contract drilling services backlog of approximately $2.5 billion, which includes a commitment of 74 percent of available days for the remainder of 2018 and 45 percent of available days for 2019. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $220.1 million and $74.4 million for the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures during the first nine months of 2018 consisted of the following:

•	$67.7 million for sustaining capital and upgrades and replacements to drilling equipment;

•	$41.3 million in major projects;

•	$17.3 million in other capital projects; and

•	$93.8 million to purchase the Noble Johnny Whitstine.
Our total capital expenditure estimate for 2018 is approximately $280 million, which includes the purchase of the Noble Johnny Whitstine.
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
Share Capital
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Noble-UK is not permitted to pay dividends out of share capital, which includes share premium. Noble has not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
At our 2018 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2019 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the nine months ended September 30, 2018.
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
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the nine months ended September 30, 2018. At September 30, 2018, we had no borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015

Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility of approximately $1.5 billion became available in January 2018 upon satisfaction of certain conditions, including the effectiveness of the commitment reduction under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. At September 30, 2018, we had $3.4 million of performance letters of credit outstanding under the 2017 Credit Facility. At September 30, 2018, other than the performance letters of credit, we had no borrowings outstanding under the 2017 Credit Facility.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At September 30, 2018, the interest rates in effect under our Credit Facilities are the highest permitted interest rates under those agreements.
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
Seller Financing of Rig
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “Seller Loan”), in which 95% of the principal is due at the end of the four-year term. The Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the Seller Loan. Based on the terms of the Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
The Seller Loan is guaranteed by Noble-Cayman and is secured by a mortgage on the Noble Johnny Whitstine and by the pledge of the shares of the single-purpose entity that owns the rig. The Seller Loan contains debt to total capitalization ratio and minimum liquidity financial covenants substantially similar to the 2017 Credit Facility, and an asset and revenue covenant substantially similar to the 2026 Notes as well as other covenants and provisions customarily found in secured transactions. The Seller Loan requires immediate repayment on the occurrence of certain events, including the termination of the drilling contract entered into at the time of the purchase of the rig.
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
Debt Tender Offers, Repayments, and Open Market Repurchases
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
In August 2018, we purchased $0.4 million aggregate principal amount of the 2042 Notes for approximately $0.3 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $0.1 million.
In October 2018, we purchased $27.4 million aggregate principal amount of various tranches of our senior notes for approximately $20.2 million, plus accrued interest, as open market repurchases.
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
In addition to the covenants from the Credit Facilities noted above, the covenants from the 2026 Notes described under “Debt Issuance” above and the covenants from the Seller Loan described under “—Seller Financing of Rig” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At September 30, 2018, we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loan, and expect to remain in compliance throughout 2018.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under our Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At September 30, 2018, we had no borrowings outstanding under our Credit Facilities.
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
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $3.6 billion and $3.4 billion at September 30, 2018 and December 31, 2017, respectively. The decrease in the fair value of debt relates to a reduction in total principal amount outstanding due to our debt repayments during the period, partially offset by our debt issuance and changes in market expectations for interest rates and perceptions of our credit risk.
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
Item 4. Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer of Noble-UK and Adam C. Peakes, Senior Vice President and Chief Financial Officer of Noble-UK have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes disclosure controls and procedures were effective as of September 30, 2018. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer of Noble-Cayman and Adam C. Peakes, Director, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2018. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended September 30, 2018 there were no repurchases by Noble-UK of its shares.
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
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Adam C. Peakes	November 2, 2018
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 2, 2018
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Adam C. Peakes	November 2, 2018
Adam C. Peakes Director, Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 2, 2018
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date