Form 10-K
period 2018-12-31
Noble Corp plc; NOBLE CORP
filed 2019-02-22
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Noble Corporation plc:	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Noble Corporation:	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2018, the aggregate market value of the registered shares of Noble Corporation plc held by non-affiliates of the registrant was $1.5 billion based on the closing sale price on June 29, 2018 as reported on the New York Stock Exchange.
Number of shares outstanding and trading at February 19, 2019: Noble Corporation plc — 248,704,351
Number of shares outstanding: Noble Corporation — 261,245,693
DOCUMENTS INCORPORATED BY REFERENCE
The proxy statement for the 2019 annual general meeting of the shareholders of Noble Corporation plc will be incorporated by reference into Part III of this Form 10-K.
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

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under our Credit Facilities (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, shipyard risks and timing, delays in mobilization of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor and spare parts, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described under “Risk Factors” included in this report, or in our other SEC filings, among others. Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks when you are evaluating us.

PART I
Item 1. Business.
Overview
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. We focus on a balanced, high-specification fleet of floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of February 19, 2019, our fleet of 24 drilling rigs consisted of eight drillships, four semisubmersibles and 12 jackups. On February 14, 2019, we exercised an option to purchase an additional jackup and expect to complete the purchase in late February 2019.
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
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares. The results of operations for Paragon Offshore prior to the Spin-off date and incremental Spin-off related costs have been classified as discontinued operations for all periods presented in this Annual Report on Form 10-K. For additional information regarding the Spin-off and certain matters relating to Paragon Offshore, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Executive Overview— Spin-off of Paragon Offshore plc” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 15— Commitments and Contingencies.”
Drilling Services
We typically provide contract drilling services under an individual contract, on a dayrate basis. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process. Our drilling contracts generally contain the following terms:

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
Drilling Fleet
Noble is a leading offshore drilling contractor for the oil and gas sector. Noble owns and operates one of the most modern, versatile and technically advanced fleets of mobile offshore drilling units in the offshore drilling industry. Noble provides, through its subsidiaries, contract drilling services with a fleet of 24 offshore drilling units, consisting of eight drillships, four semisubmersibles and 12 jackups, focused largely on ultra-deepwater and high-specification drilling opportunities in both established and emerging regions worldwide. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. At December 31, 2018, our fleet was located in Canada, Far East Asia, the Middle East, the North Sea, Oceania, the Black Sea, South America and the U.S. Gulf of Mexico.
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
Semisubmersibles
Semisubmersible drilling units are designed as a floating drilling platform incorporating one or several pontoon hulls, which are submerged in the water to lower the center of gravity and make this type of drilling unit exceptionally stable in the open sea. Semisubmersible drilling units are generally categorized in terms of the water depth in which they are capable of operating, from the mid-water range of 300 feet to 4,000 feet, the deepwater range of 4,000 feet to 7,500 feet, to the ultra-deepwater range of 7,500 feet to 12,000 feet as well as their generation, or date of construction. This type of drilling unit typically exhibits excellent stability characteristics, providing a stable platform for drilling in even rough seas. Semisubmersible drilling units hold their position over the drilling location using either an anchored mooring system or a DPS and may be self-propelled. Noble's fleet consists of four semisubmersible drilling units, two of which are equipped with mooring systems and two of which utilize DPS, with fleet diversity to operate in mid-water, deepwater and ultra-deepwater depth ranges with high levels of efficiency.
Jackups
Noble's fleet of modern, high-specification jackup drilling units give us the flexibility to provide drilling solutions to our customers who have drilling requirements in the shallower waters of the continental shelf, in depths ranging from less than 100 feet to as deep as 500 feet. Jackup rigs can be used in open water exploration locations, as well as over fixed, bottom-supported platforms. A jackup drilling unit is a towed mobile vessel consisting of a floating hull equipped with three or four legs, which are lowered to the seabed at the drilling location. The hull is then elevated out of the water by the jacking system using the legs to support weight of the hull and drilling equipment against the seabed. Once the hull is elevated to the desired level, or jacked up, the drilling package can be extended out over an existing production platform or the open water location and drilling can commence. Noble's fleet of 12 jackups varies from two standard units capable of drilling in up to 375 feet of water to premium and high-specification units capable of drilling in up to 500 feet of water with drilling hookloads greater than 2,500,000 pounds.

Offshore Fleet
The following table presents certain information concerning our offshore fleet at February 19, 2019. We own and operate all of the units included in the table.

Name	Make	Year Built or Rebuilt (1)	Water Depth Rating (feet)(2)	Drilling Depth Capacity (feet)	Location	Status (3)
Drillships—8
Noble Bob Douglas	GustoMSC P10000	2013 N	12,000	40,000	Guyana	Active
Noble Bully I (4)	GustoMSC Bully PRD 12000	2011 N	8,200	40,000	Curaçao	Stacked
Noble Bully II (4)	GustoMSC Bully PRD 12000	2011 N	10,000	40,000	Malaysia	Active
Noble Don Taylor	GustoMSC P10000	2013 N	12,000	40,000	U.S. Gulf of Mexico	Active
Noble Globetrotter I	Globetrotter Class	2011 N	10,000	30,000	Egypt	Active
Noble Globetrotter II	Globetrotter Class	2013 N	10,000	30,000	Bulgaria	Active
Noble Sam Croft	GustoMSC P10000	2014 N	12,000	40,000	U.S. Gulf of Mexico	Available
Noble Tom Madden	GustoMSC P10000	2014 N	12,000	40,000	Guyana	Active
Semisubmersibles—4
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R/M	10,000	35,000	Myanmar	Active
Noble Danny Adkins	Bingo 9000-DP	2009 R	12,000	35,000	U.S. Gulf of Mexico	Stacked
Noble Jim Day	Bingo 9000-DP	2010 R	12,000	35,000	U.S. Gulf of Mexico	Stacked
Noble Paul Romano	Noble EVA-4000™	1998 R/ 2007 M/ 2013 R	6,000	25,000	U.S. Gulf of Mexico	Available
Independent Leg Cantilevered Jackups—12 (6)
Noble Hans Deul (5)	F&G JU-2000E	2009 N	400	30,000	U.K.	Active
Noble Houston Colbert (5)	F&G JU-3000N	2014 N	400	30,000	Qatar	Active
Noble Joe Beall	Modec 300C-38	2004 R	300	25,000	Saudi Arabia	Active
Noble Johnny Whitstine	GustoMSC CJ46-x100-D	2018 N	375	30,000	Singapore	Shipyard
Noble Lloyd Noble (5)	GustoMSC CJ70-x150-ST	2016 N	500	32,000	U.K.	Active
Noble Mick O’Brien (5)	F&G JU-3000N	2013 N	400	30,000	Qatar	Active
Noble Regina Allen (5)	F&G JU-3000N	2013 N	400	30,000	Canada	Active
Noble Roger Lewis (5)	F&G JU-2000E	2007 N	400	30,000	Saudi Arabia	Active
Noble Sam Hartley (5)	F&G JU-3000N	2014 N	400	30,000	U.K.	Active
Noble Sam Turner (5)	F&G JU-3000N	2014 N	400	30,000	Denmark	Active
Noble Scott Marks (5)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Prosser (5)	F&G JU-3000N	2014 N	400	30,000	Australia	Available

(1)
Rigs designated with an “R” were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management. Rigs designated with an “N” are newbuilds. Rigs designated with an “M” have been upgraded to the Noble NC-5SM mooring standard.

(2)	Rated water depth for drillships and semisubmersibles reflects the maximum water depth in which a floating rig has been designed for drilling operations.

(3)
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

(4)
We own and operate the Noble Bully I and Noble Bully II through joint ventures with a subsidiary of Shell. Under the terms of the joint venture agreements, each party has an equal 50 percent ownership stake in both vessels.

(5)	Harsh environment capability.

(6)
On February 14, 2019, we exercised our option to purchase another GustoMSC CJ46 rig, to be known as the Noble Joe Knight, and we expect to complete the purchase in late February 2019. The Jackups Rig list and rig counts shown do not include the Noble Joe Knight.

Market
The offshore contract drilling industry is a highly competitive and cyclical business characterized by large capital expenditures and large swings in pricing. Demand for offshore drilling equipment is driven by the exploration and development programs of oil and gas companies, which in turn are influenced by many factors, including the price of oil and gas, the availability and relative cost of onshore oil and gas resources, general global economic conditions, energy demand, environmental considerations and national oil and gas policy.
In the provision of offshore contract drilling services, competition is largely governed by price but involves numerous other factors as well. Rig availability, location, suitability and technical specifications are the primary factors in determining which rig is qualified for a job, and additional factors are considered when determining which contractor is awarded a job, including experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. In addition to having one of the newest fleets in the industry among our peer companies, we strive to keep our equipment well-maintained and technologically competitive.
We maintain a global operational presence and compete in most of the major offshore oil and gas basins worldwide. All of our drilling rigs are mobile, and we may mobilize our drilling rigs among regions for a variety of reasons, including to respond to customer requirements. We compete in both the jackup and floating rig market segments, each of which may have different supply and demand dynamics at a given period in time or in different regions.
Demand for our services is, in significant part, a function of the worldwide demand for oil and gas and the global supply of mobile offshore drilling units. Our industry experienced a significant increase in the number of drilling units prior to and during the period in which crude oil prices declined precipitously and were highly volatile and in which the supply of onshore oil and gas resources expanded greatly. This combination of increased supply of drilling rigs and reduced demand for such rigs has resulted in falling dayrates and heightened competition for opportunities to re-contract our rigs upon expiry of existing contracts.
We believe that improvements in market conditions will ultimately result from, among other things, improved oil prices, additional investment by our customers in offshore exploration and development, and attrition of rigs in the global offshore fleet. Our young and technologically advanced fleet is well positioned to compete now and in the future as market dynamics improve.
Significant Customers
Offshore contract drilling operations accounted for approximately 96 percent, 98 percent and 97 percent of our operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively. During the three years ended December 31, 2018, we principally conducted our contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, the Black Sea, Africa, South America and the U.S. Gulf of Mexico. Revenues from Royal Dutch Shell plc (“Shell”), Equinor ASA (“Equinor” formerly known as “Statoil ASA”) and Saudi Arabian Oil Company (“Saudi Aramco”) accounted for approximately 38.8 percent, 15.5 percent, and 14.5 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2018. Revenues from Shell, Equinor and Saudi Aramco accounted for approximately 45.0 percent, 13.2 percent and 11.4 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2017. Revenues from Shell and Freeport-McMoRan Inc. (“Freeport”) accounted for approximately 37.5 percent and 24.5 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2016. No other customer accounted for more than 10 percent of our consolidated operating revenues in 2018, 2017 or 2016.
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
Employees
At December 31, 2018, we had approximately 2,000 employees, excluding approximately 1,000 persons we engaged through labor contractors or agencies. Approximately 84 percent of our workforce is located offshore. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.
We place considerable value on the involvement of our employees and maintain a practice of keeping them informed on matters affecting them, as well as on the performance of the Company. Accordingly, we conduct formal and informal meetings with employees, maintain a Company intranet website with matters of interest, issue periodic publications of Company activities and other matters of interest, and offer a variety of in-house training, including through Noble Advances, our state of the art training facility in Sugar Land, Texas.

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
Offshore Regulation and Safety. In response to the Macondo well blowout incident in April 2010, the U.S. Department of Interior, through the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), has undertaken an aggressive overhaul of the offshore oil and natural gas regulatory process that has significantly impacted oil and gas development in the U.S. Gulf of Mexico. From time to time, new rules, regulations and requirements have been proposed and implemented by BOEM, BSEE or the United States Congress that materially limit or prohibit, and increase the cost of, offshore drilling. We are also subject to the Ports and Waterways Safety Act (“PWSA”) and similar regulations, which impose certain operational requirements on offshore rigs operating in the U.S. and governs liability for vessel or cargo loss, or damage to life, property, or the marine environment. See Part I, Item 1A, “Risk Factors —Changes in, compliance with, or our failure to comply with the certain laws and regulations may negatively impact our operations and could have a material adverse effect on our results of operations” for additional information.
Spills and Releases. The U.S. Oil Pollution Act of 1990 (“OPA”), the Comprehensive Environmental Response, Compensation, and Liability Act in the U.S. (“CERCLA”), and similar regulations, including but not limited to the International Convention for the Prevention of Pollution from Ships (“MARPOL”), adopted by the International Maritime Organization (“IMO”), as enforced in the United States through the domestic implementing law called the Act to Prevent Pollution from Ships, impose certain operational requirements on offshore rigs operating in the U.S. and govern liability for leaks, spills and blowouts involving pollutants. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. CERCLA and similar state and foreign laws and regulation, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. In the course of our ordinary operations, we may generate waste that may fall within the scope of CERCLA's definition of a “hazardous substance.” However, we have to-date not received any notification that we are, or may be, potentially responsible for cleanup costs under CERCLA.
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
Water Discharges. The U.S. Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and similar state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water. In addition, the U.S. Coast Guard has promulgated requirements for ballast water management as well as supplemental ballast water requirements, which includes limits and, in some cases, water treatment requirements applicable to specific discharge streams, such as deck runoff, bilge water and gray water. We do not anticipate that compliance with these laws will cause a material impact on our operations or financial condition.
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
Climate Change. There is increasing attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. The United States Environmental Protection Agency (“EPA”) regulates the permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V permitting programs, which require the use of “best available control technology” for GHG emissions from new and modified major stationary sources, which can sometimes include drillships. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain onshore and offshore oil and natural gas production facilities, on an annual basis.
Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on all countries that had ratified it. In 2015, the United Nations (“U.N.”) Climate Change Conference in Paris resulted in the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. Incentives to conserve energy or use alternative energy sources could have a negative impact on our business if such incentives reduce the worldwide demand for oil and gas. See Part I, Item1A, “Risk Factors— Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity” for additional information.
Countries in the European Union (“EU”) implement the U.N.’s Kyoto Protocol on GHG emissions through the Emissions Trading System (“ETS”). The ETS program establishes a GHG “cap and trade” system for certain industry sectors, including power generation at some offshore facilities. Total GHG from these sectors is capped, and the cap is reduced over time to achieve a 21 percent GHG reduction from these sectors between 2005 and 2020. The ETS program will continue to require GHG reductions in the future. Phase 4 of the ETS program (covering 2021 to 2030) was revised in 2018 to achieve emission reduction targets as part of the EU’s contribution to the Paris Agreement. Phase 4 targets a 43 percent GHG reduction between 2005 and 2030.
In addition, the United Kingdom (“UK”) government, which implements ETS in the UK North Sea, has introduced a carbon price floor mechanism to place an incrementally increasing minimum price on carbon. Thus, the cost of compliance with ETS can be expected to increase over time. Additional member state climate change legislation may result in potentially material capital expenditures.
We have determined that combustion of diesel fuel (Scope 1) aboard all of our vessels worldwide is the Company’s primary source of GHG emissions, including carbon dioxide, methane and nitrous oxide. The data necessary to report indirect emissions from generation of purchased power (Scope 2) has not been previously collected; however, procedures are being established to collect and report Scope 2 data.
For the year ended December 31, 2018, our estimated carbon dioxide equivalent (“CO2e”) gas emissions were 954,944 tonnes as compared to 918,439 tonnes for the year ended December 31, 2017. When expressed as an intensity measure of tonnes of CO2e gas emissions per dollar of contract drilling revenues from continuing operations, the intensity measure for December 31, 2018 and 2017 was .0009 and .0008, respectively.

The increase in emissions is due to increases in operational activity from the Noble Tom Madden, Noble Sam Croft, Noble Lloyd Noble, Noble Tom Prosser and activation of the Noble Clyde Boudreaux.
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

In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third-party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our P&I insurance program is renewed in April of each year and currently has a standard deductible of $10 million per occurrence, with maximum liability coverage of $750 million. We also carry hull and machinery insurance that protects us against physical loss or damage to our drilling rigs, subject to a deductible that is currently $10.0 million.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 are available free of charge at our website at http://www.noblecorp.com. The U.S. Securities and Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
Our business and results of operations have been materially and negatively impacted and our market value has substantially declined due to current depressed market conditions which are the result of the dramatic drop in the oil price, the development of additional onshore oil and gas resources and the oversupply of offshore drilling rigs.
After a period of sustained high crude oil prices, oil prices began a steep decline beginning in late 2014 and dropped to as low as approximately $30 per barrel in January 2016. Oil prices have recovered to a price of approximately $66 per barrel on February 19, 2019, but have been volatile and have never recovered to 2014 levels. As a result of the oil price environment prior to the drop in 2014, the offshore drilling business flourished with high utilization and high dayrates, and a large number of offshore drilling rigs were constructed to take advantage of the market. Also, many in our industry extended the lives of older rigs rather than retiring these rigs. These factors have led to a significant oversupply of drilling rigs at the same time that our customers have greatly reduced their planned offshore exploration and development spending in response to the depressed price of oil.
During the same period, crude oil production in the U.S. rose sharply. Production in the U.S. Permian Basin has increased from less than 1.5 million barrels of oil per day to nearly 4 million barrels per day. While, the cost of production in the Permian Basin (and many other onshore fields) varies, in some cases it may be significantly less than the cost of production in offshore fields where our rigs are designed to operate, especially deepwater fields. This increase in U.S. production has had a negative impact on the price of oil and the demand for our services. Further, given the reduced oil price and often the lower operating costs onshore, many of our customers have allocated more of their capital budgets to onshore exploration activities than offshore exploration activities, particularly deepwater exploration activities, which has also led to a decrease in the demand for offshore drilling services.
These factors have affected market conditions and led to a material decline in the demand for our services, the dayrates we are paid by our customers and the level of utilization of our drilling rigs. These poor market conditions, in turn, have led to a material deterioration in our results of operations. We have already experienced a substantial decline in the price of our shares, which has declined from $27 on August 4, 2014 post Spin-off to $3.15 at February 19, 2019. While the offshore contract drilling industry is highly cyclical and has experienced periods of low demand and higher demand, there can be no assurance as to when or to what extent the current depressed market conditions, and our business, results of operations or enterprise value, will improve. Further, even if the price of oil and gas were to increase dramatically, we cannot assure you that there would be any increase in demand for our services.
Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, could have a material adverse effect on our business, financial condition and results of operations.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. As noted above, the price of oil and gas, and market expectations of potential changes in the price, significantly affect this level of activity, as well as dayrates which we can charge customers for our services. However, higher prices do not necessarily translate into increased drilling activity because our clients take into account a number of considerations when they decide to invest in offshore oil and gas resources, including expectations regarding future commodity prices. The price of oil and gas and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:

•	the cost of exploring for, developing, producing and delivering oil and gas;

•	the ability of OPEC to set and maintain production levels and pricing;

•	expectations regarding future energy prices;

•	increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;

•	the relative cost of offshore oil and gas exploration versus onshore oil and gas production;

•	worldwide production and demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;

•	potential acceleration in the development, and the price and availability, of alternative fuels;

•	the level of production in non-OPEC countries;

•	worldwide financial instability or recessions;

•	regulatory restrictions or any moratorium on offshore drilling;

•	the discovery rate of new oil and gas reserves either onshore or offshore;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	oil refining capacity;

•	the ability of oil and gas companies to raise capital;

•	limitations on liquidity and available credit;

•	advances in exploration, development and production technology either onshore or offshore;

•	technical advances affecting energy consumption, including the displacement of hydrocarbons through increasing transportation fuel efficiencies;

•	merger and divestiture activity among oil and gas producers;

•	the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;

•	adverse weather conditions, including hurricanes, typhoons, winter storms and rough seas;

•	tax laws, regulations and policies;

•	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;

•	the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism; and

•	the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
Adverse developments affecting the industry as a result of one or more of these factors, including any further decline in the price of oil and gas from their current levels or the failure of the price of oil and gas to recover to a level that encourages our clients to expand their capital spending, a global recession, reduced demand for oil and gas products, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition and results of operations. The current level of oil and gas prices has had a material adverse effect on demand for our services since 2015 and is expected to continue to have a material adverse effect on our business and results of operations.
The offshore contract drilling industry is a highly competitive and cyclical business with intense price competition. We have competitors who are larger and have more financial recourses than we do. If we are unable to compete successfully, our profitability may be materially reduced.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition, rig availability, location and rig suitability and technical specifications are the primary factors in determining which rig is qualified for a job, and additional factors are considered when determining which contractor is awarded a job, including experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. In the past several years, the pace of consolidation in our industry has increased, leading to the creation of a number of larger and financially stronger competitors. If we are unable, or our customers believe that we are unable, to compete with the scale and financial strength of these larger competitors, it could harm our competitiveness and our ability to secure new drilling contracts. If current competitors, or new market entrants, implement new technical capabilities, services or standards that are more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition and results of operations.
In addition to intense competition, our industry has historically been cyclical. The offshore contract drilling industry is currently in a period characterized by low demand for drilling services and excess rig supply. Periods of low demand or excess rig supply intensify the competition in the industry and have resulted in, and are expected to continue to result in, many of our rigs earning substantially lower dayrates or being idle for long periods of time. We cannot provide you with any assurances as to when such period will end, and when there will be higher demand for contract drilling services or a meaningful reduction in the number of drilling rigs.
The over-supply of offshore rigs is contributing to a reduction in dayrates and demand for our rigs, which reduction may continue for some time and, therefore, is expected to further adversely impact our revenues and profitability.
Prior to the current downturn, we experienced an extended period of high utilization and high dayrates, and industry participants materially increased the supply of drilling rigs by building new drilling rigs, including some that have not yet entered service. This increase in supply, combined with the decrease in demand for drilling rigs resulting from the substantial decline in the price of oil that began in 2014, has resulted in an oversupply of drilling rigs, which has contributed to the decline in utilization and dayrates.
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
We evaluate the impairment of property and equipment, which include rigs and related capital spares, whenever events or changes in circumstances (including a decision to cold stack, retire or sell rigs) indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. In addition, we may also take an impairment loss on capital spares and other capital equipment when we deem the value of those items has declined due to factors like obsolescence, deterioration or damage. Based upon our impairment analysis for the years ended December 31, 2018 and 2017, we decided that we would no longer market certain rigs. In connection with these decisions, we recorded impairment charges of $802.1 million and $121.6 million, respectively, on these rigs and certain capital spares during those periods. There can be no assurance that we will not have to take additional impairment charges in the future if current depressed market conditions persist.

We may not be able to renew or replace expiring contracts, and our customers may terminate or seek to renegotiate or repudiate our drilling contracts or may have financial difficulties which prevents them from meeting their obligations under our drilling contracts.
Since the market downturn began at the end of 2014, the new customer contracts we have entered into have generally had less favorable terms, including dayrates, than contracts entered into prior to the downturn. In addition, for some of our older rigs we were unable to find replacement contracts at all. Our ability to renew contracts that expire or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers' expectations and assumptions of future oil prices and other factors.
Our customers may generally terminate our term drilling contracts if a drilling rig is destroyed or lost or if we have to suspend drilling operations for a specified period of time as a result of a breakdown of major equipment or, in some cases, due to other events beyond the control of either party. In the case of nonperformance and under certain other conditions, our drilling contracts generally allow our customers to terminate without any payment to us. The terms of some of our drilling contracts permit the customer to terminate the contract after a specified notice period by tendering contractually specified termination amounts and, in some cases, without any payment. These termination payments, if any, may not fully compensate us for the loss of a contract. The early termination of a contract may result in a rig being idle for an extended period of time and a reduction in our contract backlog and associated revenue, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, if any of our long-term contracts were to be terminated early, such termination could affect our future earnings flow and could have material adverse effect on our future financial condition and results of operations, even if we were to receive the contractually specified termination amount.
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
We are substantially dependent on several of our customers, including Shell, Equinor and Saudi Aramco, and the loss of any of these customers would have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts or reduction of their drilling programs. Shell, Equinor and Saudi Aramco accounted for approximately 38.8 percent, 15.5 percent and 14.5 percent, respectively, of our consolidated operating revenues and approximately 52.2 percent, 11.0 percent and 19.8 percent, respectively, of our backlog for the year ended December 31, 2018. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.
A litigation trust was formed and funded as part of the Paragon Offshore bankruptcy proceedings and the litigation trust has filed claims against us and certain of our officers and directors. In addition, Paragon Offshore rejected in the bankruptcy proceedings certain separation agreements entered into with us, and as a result, we are responsible for those liabilities for which we would have otherwise sought indemnification under the separation agreements.
In August 2014, we completed the Spin-off of a majority of our standard specification offshore drilling business through a pro rata distribution of all of the ordinary shares of our wholly-owned subsidiary, Paragon Offshore, to the holders of our ordinary shares.

In April 2017, Paragon Offshore filed a plan of reorganization (the “Plan”) in its bankruptcy proceeding. The Plan, which was modified in May 2017, provided for the creation of a litigation trust to which Paragon Offshore transferred its claims against us, including claims of alleged fraudulent conveyance in connection with the Spin-off and the funding of the trust by Paragon Offshore with $10.0 million. The litigation trust is entitled to pursue those claims against us. In June 2017, the Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification agreements with us. We requested that the court dismiss the claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment, and require such claims to be arbitrated under the master separation agreement (the “MSA”) entered into between Noble and Paragon Offshore at the time of the Spin-off, as well as stay the other proceedings during the pendency of the arbitration. The court ruled that the unjust enrichment claim be arbitrated and that the other claims proceed in bankruptcy court. We and the litigation trust have mutually agreed to drop our respective appeals of the arbitration ruling and now all matters will be heard in court, which will streamline the case. Discovery continues and the court has approved a litigation schedule, which could result in all pre-trial activity being completed by the end of 2019. A trial date has not yet been set.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. We intend to defend ourselves vigorously. However, there is inherent risk and substantial expense in litigation, and the amount of damages the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. Because of our view of the merits of the claims and the significant discovery still to be conducted in the litigation, we are not currently able to make a reasonable estimation of the amount of possible loss we may incur, if any. Subsequent developments in the litigation may make such an estimation possible, in which case we may record a charge against our income when a loss is reasonably estimable. This may occur even though the litigation may still be ongoing. Any charge could be material and could have a material adverse effect on our financial condition and results of operations. It may also be materially different than any amount we are required to pay once the litigation is concluded.
We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
We entered into certain separation agreements with Paragon Offshore at the time of the Spin-off (including the MSA, tax sharing agreement, transition services agreement and transition services agreement relating to our operations offshore Brazil) under which we agreed to indemnify Paragon Offshore for certain liabilities, and Paragon Offshore agreed to indemnify us for certain liabilities. As part of the Plan, Paragon Offshore rejected all of these contracts. Accordingly, we are no longer entitled to seek indemnity from Paragon Offshore under such agreements, and we would be responsible for those liabilities for which we would have otherwise sought indemnification. Such liabilities could have a material adverse effect on our business, financial condition and results of operations.
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
We have substantial debt obligations that have significant covenant restrictions and could restrict our operations and prevent us from fulfilling our obligations with respect to our outstanding debt.
As of February 19, 2019, Noble-Cayman and its subsidiaries, including NHIL and its subsidiaries, had approximately $3.9 billion aggregate principal amount of unsecured long-term senior notes and seller loans (including current maturities) outstanding. At February 19, 2019, no amounts were currently outstanding under our 2015 Credit Facility or our 2017 Credit Facility (each as defined herein). We may also incur additional indebtedness in the future. If we do so, the risks related to our level of debt could intensify. Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our financial obligations, including our obligations with respect to our outstanding debt;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions, and placing us at a disadvantage compared to our competitors that are less leveraged;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate or other purposes.
Our debt service obligations will require us to use a significant portion of our operating cash flow to pay interest and principal on indebtedness instead of for other corporate purposes, including funding future expansion of our business and ongoing capital expenditures, which could impede our growth. If our operating cash flow and capital resources are insufficient to comply with the financial covenants in our Credit Facilities or to service our debt obligations, we may be forced to sell assets, seek additional equity or debt financing or restructure our debt, which could harm our long-term business prospects. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Our 2017 Credit Facility contains a covenant which limits our debt to total tangible capitalization (less noncontrolling interest) to a maximum 0.55 ratio. If we increase our indebtedness, including by borrowing under the 2017 Credit Facility, or incur further losses without reducing our indebtedness or increasing capital by an equivalent amount, our debt to total tangible capitalization ratio would increase.
To service our indebtedness, we will use a significant amount of cash. Our ability to generate cash to service our indebtedness depends on many factors beyond our control.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that cash flow generated from our business and other sources of cash, including future borrowings by Noble-Cayman and Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”), under our 2015 Credit Facility or by Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman, and NIFCO under our 2017 Credit Facility, will be sufficient to enable us to pay our indebtedness and to fund our other liquidity needs.
As a result of our significant cash flow needs, we may be required to raise funds through the issuance of additional debt or equity, and in the event of lost market access, may have to delay or cancel discretionary capital expenditures.
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
We are exposed to risks relating to operations in international locations.
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	seizure, nationalization or expropriation of property or equipment;

•	monetary policies, government credit rating downgrades and potential defaults, and foreign currency fluctuations and devaluations;

•	limitations on the ability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	import-export quotas, wage and price controls, imposition of trade barriers and other forms of government regulation and economic conditions that are beyond our control;

•	delays in implementing private commercial arrangements as a result of government oversight;

•	financial or operational difficulties in complying with foreign bureaucratic actions;

•	changing taxation rules or policies;

•	other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;

•	governmental corruption;

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;

•	piracy; and

•	terrorist acts, war, revolution and civil disturbances.
Further, we operate or have operated in certain less-developed countries with legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings. Examples of challenges of operating in these countries include:

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
In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit” and in March 2017 the U.K. formally started the process for the U.K. to leave the E.U. Given the lack of comparable precedent, it is unclear how disruptive the withdrawal will be, including possible financial, trade, regulatory and legal implications. Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, and changes in regulations. The Company provides contract drilling services to the international oil and gas industry and our fleet operates globally across multiple locations. While our business is internationally diversified, the Company is incorporated and registered within the U.K. Based on our global operating model and the versatility and marketability of our fleet, we do not expect the impact of Brexit to be significant to the Company.

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
We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”) and similar laws in other countries. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, financial condition and results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
From time to time, new rules, regulations and requirements regarding oil and gas development have been proposed and implemented by BOEM, BSEE or the United States Congress, as well as other jurisdictions outside the U.S., that could materially limit or prohibit, and increase the cost of, offshore drilling. For example, in July 2016, BOEM and BSEE finalized a rule revising and adding requirements for drilling on the U.S. Arctic Outer Continental Shelf. Similarly, in April 2016, BSEE announced a final blowout preventer systems and well control rule. BSEE also finalized a rule in September 2016 concerning production safety systems for oil and natural gas operations on the Outer Continental Shelf. However, in December 2017, BSEE published a proposed rule that would revise certain requirements from the September 2016 rule. The final rule implementing these revisions was published in September 2018. In addition, in May 2018, BSEE published a proposed rule that would revise several requirements of the blowout preventer systems and well control rule. A final rule has not yet been issued. BOEM also released a new Notice to Lessees and Operators in the Outer Continental Shelf (“NTL”) in September 2016 that updates offshore bonding requirements. This update eliminates waivers of supplemental bonding and prohibits a company from relying on the financial strength of co-lessees unless co-lessees agree to allocate BOEM-determined self-insurance to the lease. In January 2017, BOEM extended the implementation timeline for the NTL by six months. In May 2017, the Secretary of the Interior directed BOEM to review the NTL and provide a report describing the results of the review and options for revising or rescinding the NTL. BOEM again extended the implementation timeline for the NTL in June 2017. Implementation of the NTL is currently stayed pending further action by BOEM. However, these new bonding requirements may increase our customers’ operating costs and impact our customers’ ability to obtain leases, thereby reducing demand for our services. We are also subject to increasing regulatory requirements and scrutiny in the North Sea jurisdictions and other countries. These new rules, regulations and requirements, including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the U.S. Gulf of Mexico and elsewhere, implementation of safety and environmental management systems, mandatory third party compliance audits, and the promulgation of numerous Notices to Lessees or similar new regulatory requirements outside of the United States, have impacted and may continue to impact our operations by causing increased costs, delays and operational restrictions. In addition to these rules, regulations and requirements, the U.S. federal government is considering new legislation that could impose additional equipment and safety requirements on operators and drilling contractors in the United States, as well as regulations relating to the protection of the environment. If the new regulations, policies, operating procedures and possibility of increased legal liability resulting from the adoption or amendment of rules and regulations applicable to our operations in the United States or other jurisdictions are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs.
We could also be affected by challenges to offshore operations by environmental groups and coastal states. For example, in December 2018, environmental groups challenged incidental harassment authorizations issued by the National Marine Fisheries Service that allow companies to conduct air gun seismic surveys for oil and gas exploration off the Atlantic coast. The attorney generals for nine coastal states also sought to intervene as plaintiffs. Restrictions on authorizations needed to conduct seismic surveys could impact our customers’ ability to identify oil and gas reserves, thereby reducing demand for our services. Several coastal states have also taken steps to prohibit offshore drilling. For example, California passed laws in September 2018 barring the construction of new oil drilling-related infrastructure in state waters. Similarly, in November 2018, voters in Florida approved an amendment to the state constitution that would ban oil and gas drilling in offshore state waters. Such initiatives could reduce opportunities for our customers and thereby reduce demand for our services.
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
If our drilling rigs are idle for reasons that are not related to the ability of the rig to operate, our customers are entitled to pay a waiting, or standby, rate lower than the full operational rate. In addition, if our drilling rigs are taken out of service for maintenance and repair for a period of time exceeding the scheduled maintenance periods set forth in our drilling contracts, we will not be entitled to payment of dayrates until the rig is able to work. Several factors could cause operational interruptions, including:

•	breakdowns of equipment and other unforeseen engineering problems;

•	work stoppages, including labor strikes;

•	shortages of material and skilled labor;

•	delays in repairs by suppliers;

•	surveys by government and maritime authorities;

•	periodic classification surveys;

•	inability to obtain permits;

•	severe weather, strong ocean currents or harsh operating conditions;

•	force majeure events; and

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat.
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
Our failure to adequately protect our sensitive information technology systems and critical data and our service providers’ failure to protect their systems and data could have a material adverse effect on our business, results of operations and financial condition.
We depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our day-to-day operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. Due to the nature of cyber-attacks, breaches to our systems or our service or equipment providers’ systems could go undetected for a prolonged period of time. While the Company has a cybersecurity program a significant cyber attack could disrupt our operations and result in downtime, loss of revenue, harm to the Company's reputation, or the loss, theft, corruption or unauthorized release of critical data of us or those with whom we do business as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition and results of operations, along with our reputation. Currently, we do not carry insurance for losses related to cybersecurity attacks, and may elect to not obtain such insurance in the future.
In addition, laws and regulations governing data privacy and the unauthorized disclosure of confidential or protected information, including the European Union General Data Protection Regulation and recent legislation in various U.S. states, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
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
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in UK, U.S. and other foreign tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. For example, the Organization for Economic Cooperation and Development (“OECD”) has issued its final reports on Base Erosion and Profit Shifting, which generally focus on situations where profits are earned in low-tax jurisdictions, or payments are made between affiliates from jurisdictions with high tax rates to jurisdictions with lower tax rates. Certain countries within which we operate have recently enacted changes to their tax laws in response to the OECD recommendations or otherwise and these and other countries may enact changes to their tax laws or practices in the future (prospectively or retroactively), which may have a material adverse effect on our financial position, operating results and/or cash flows.
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
We will continue to make upgrades, refurbishment and repair expenditures to our fleet from time to time, some of which may be unplanned. In addition, we may continue to reactivate rigs that have been cold or warm stacked and make selective purchases of rigs, such as the Noble Johnny Whitstine purchased in 2018 and the Noble Joe Knight, for which the purchase is expected to be completed in late February 2019. Our customers may also require certain shipyard reliability upgrade projects for our rigs. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:

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
We require skilled personnel to operate and provide technical services and support for our drilling units. In the past, during periods of high demand for drilling services and increasing worldwide industry fleet size, shortages of qualified personnel have occurred. During the last few years of reduced demand, there were layoffs of qualified personnel, who often find work with competitors or leave the industry. As a result, as market conditions improve and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs or purchase additional rigs, we may face shortages of qualified personnel, which would impair our ability to attract qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations.
Supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.
Our reliance on third-party suppliers, manufacturers and service providers to secure equipment used in our drilling operations exposes us to volatility in the quality, price and availability of such items. Certain specialized parts and equipment we use in our operations may be available only from a single or small number of suppliers. During the last few years of reduced demand, many of these third-party suppliers reduced their inventories of parts and equipment and, in some cases, reduced their production capacity. As the market for our services improves and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs or purchase additional rigs, these reductions could make it more difficult for us to find equipment and parts for our rigs. A disruption or delay in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls or other decreased availability or servicing of parts and equipment could adversely affect our ability to reactivate rigs, upgrade working rigs, purchase additional rigs or meet our commitments to customers on a timely basis, adversely impact our operations and revenues by resulting in uncompensated downtime, reduced dayrates, the incurrence of liquidated damages or other penalties or the cancellation or termination of contracts, or increase our operating costs.
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
We are, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, asbestos and other toxic tort claims, environmental claims or proceedings, employment matters, issues related to employee or representative conduct, governmental claims for taxes or duties, and other litigation that arises in the ordinary course of our business. Although we intend to defend or pursue such matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation. Litigation may have an adverse effect on us because of potential negative outcomes, legal fees, the allocation of management’s time and attention, and other factors.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The description of our rig fleet included under “Part I, Item 1, Business” is incorporated by reference herein. Our corporate headquarters is located in London, England. We also maintain offices in Sugar Land, Texas, where significant worldwide global support activity occurs. In addition, we own and lease operational, administrative and marketing offices, as well as other sites used primarily for operations, storage and maintenance and repairs for drilling rigs and equipment in various locations worldwide.
Item 3. Legal Proceedings.
Information regarding legal proceedings is presented in “Note 15— Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
On February 19, 2019, there were 248,704,351 shares outstanding held by 167 shareholder accounts of record.
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
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the years ended December 31, 2018, 2017 and 2016, we did not repurchase any of our shares.

Stock Performance Graph
The chart below presents a comparison of the five-year cumulative total return, assuming $100 was invested on December 31, 2013 for Noble-UK, the Standard & Poor's 500 Index, Dow Jones U.S. Oil Equipment and Services and a self-determined offshore drillers peer group. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$200
$150
$100
$50
$0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Noble Corporation
S&P 500 Index
Dow Jones U.S. Oil Equipment & Services Index
Peer Group

	INDEXED RETURNS Year Ended December 31,
Company / Index	2014	2015	2016	2017	2018
Noble-UK	$52.76	$36.60	$21.00	$16.03	$9.29
S&P 500 Index	113.69	115.26	129.05	157.22	150.33
Dow Jones U.S. Oil Equipment & Services	82.78	64.17	81.70	68.05	39.22
Offshore Drillers Peer Group (1)	53.21	33.16	29.95	21.05	12.16

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

Item 6. Selected Financial Data.
The following table presents selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2018, which information is derived from our audited financial statements. This information should be read in conjunction with, and is qualified in its entirety by, the more detailed information in our financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues from continuing operations	$1,082,826	$1,236,915	$2,302,065	$3,352,252	$3,232,504
Net income (loss) from continuing operations attributable to Noble-UK (1)	(885,050)	(516,511)	(929,580)	511,000	(152,011)
Net income (loss) from continuing operations per share attributable to Noble-UK:
Basic	(3.59)	(2.11)	(3.82)	2.06	(0.60)
Diluted	(3.59)	(2.11)	(3.82)	2.06	(0.60)
Balance Sheet Data (at end of period)
Cash and cash equivalents	375,232	662,829	725,722	512,245	68,510
Property and equipment, net	8,480,718	9,489,240	10,061,948	11,483,623	12,112,509
Total assets (2)	9,264,923	10,794,659	11,440,117	12,865,645	13,266,480
Long-term debt (2)	3,877,402	3,795,867	4,040,229	4,162,638	4,848,678
Total debt (3)	3,877,402	4,045,710	4,340,111	4,462,562	4,848,678
Total equity	4,654,574	5,950,628	6,467,445	7,422,230	7,287,034
Other Data
Net cash provided by operating activities	171,851	416,675	1,142,740	1,764,907	1,778,627
Net cash used in investing activities	(189,377)	(118,325)	(686,595)	(432,537)	(2,109,268)
Net cash provided by (used in) financing activities	(269,396)	(361,243)	(242,668)	(888,635)	284,693
Net cash used for capital expenditures (4)	194,779	120,707	711,403	422,544	2,072,885
Working capital (2)(5)	293,599	445,951	559,321	377,034	259,888
Cash distributions declared per share	—	—	0.20	1.28	1.50

(1)	Results for 2018, 2017, 2016, 2015 and 2014 include impairment charges of $802.1 million, $121.6 million, $1.5 billion, $418.3 million and $745.0 million, respectively.

(2)
Certain amounts in prior periods have been reclassified to conform to the current year presentation. In accordance with our adoption of Accounting Standard Update No. 2015-3, unamortized debt issuance costs related to our senior notes are now shown as a direct reduction of the carrying amount of the related debt. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 1— Organization and Significant Accounting Policies” and “Note 6— Loss on Impairment” for more information.

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2018 and 2017, and our results of operations for each of the years in the three-year period ended December 31, 2018. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the year ended December 31, 2018 filed by Noble-UK and Noble-Cayman.

Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Annual Report on Form 10-K, our fleet of 24 drilling rigs consisted of eight drillships, four semisubmersibles and 12 jackups strategically deployed worldwide in both established and emerging ultra-deepwater and shallow water locations. We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process.
Our 2018 financial and operating results from continuing operations include:

•	operating revenues totaling $1.1 billion;

•	net loss of $885.1 million, or 3.59 per diluted share, which includes a $802.1 million before-tax impairment charge recognized on five of our rigs and certain capital spare equipment; and

•	net cash from operating activities totaling $171.9 million.
Our business strategy focuses on a balanced, high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world.
Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components capable of executing our customers' increasingly complicated offshore drilling programs safely and with greater efficiency. A total of 15 of our drilling rigs have been delivered since 2011 following their construction in quality shipyards located primarily in Korea and Singapore. The last of our new rig additions was delivered in July 2016, and no further newbuild rig construction is in process. We have also retired or sold 11 drilling rigs since late 2014, due in part to advanced service lives, high cost of operation and limited customer appeal. Current market conditions could lead to us stacking or retiring additional rigs.
On September 21, 2018, we purchased the Noble Johnny Whitstine, a new GustoMSC CJ46 design jackup rig, from the PaxOcean Group (“PaxOcean”) in connection with a concurrently awarded drilling contract in the Middle East region. We paid $93.8 million for the rig, with $33.8 million paid in cash and the remaining $60.0 million of the purchase price financed by the seller. On February 14, 2019, we exercised our option to purchase a second newbuild CJ46 jackup from PaxOcean, to be known as the Noble Joe Knight, and we expect to complete the purchase in late February 2019. The purchase of the Noble Joe Knight will be funded with cash and seller financing on terms similar to the Noble Johnny Whitstine. See “Part II, Item 8, “Financial Statements and Supplementary Data, Note 7— Debt” for additional information.
Market Outlook
During 2018, higher average crude oil prices led to a slight improvement in customer activity, most notably across the jackup fleet. However, the challenging business environment for offshore drillers continued to persist due to an industry-wide rig supply imbalance that resulted from a multi-year period of investment in new offshore drilling capacity and the sustained drop in oil prices. Following the period of industry expansion, a period of oil price volatility compelled exploration and production companies to deemphasize offshore programs while focusing instead on land-based opportunities, such as unconventional land opportunities. A portion of the newbuild capacity ordered prior to the decline in industry activity continues to exit shipyards, while the delivery of other newbuild rigs has been delayed into the future. In either case, these rigs have added to the prevailing supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal, but the pace of attrition is significantly less than what would be required to remedy the capacity imbalance. Additionally, our customers have adopted a cautious approach to offshore spending due, in part, to volatility in crude oil prices over the past four years. We expect that the offshore drilling programs of operators will remain somewhat curtailed, as our customers continue to favor cash flow realization over long cycle investment in offshore production and exploration. During 2018, we recognized improvement in leading edge dayrates in the high specification jackup sector, especially in regions such as the North Sea and Middle East where approximately 80 percent of our fleet is located. We remain cautiously optimistic that this trend will continue into 2019. However, the floating sector did not enjoy the same pricing improvement as the jackup sector and additional customer activity will be required before dayrates move higher.
In spite of the gradual improvement in offshore activities in 2018, we expect the business environment for 2019 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including growing production from U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets are contributing to an uncertain oil price environment, leading to considerable uncertainty in our customers’ production spending plans. However, steady oil demand growth, the lack of production investments in various countries around the world and the production limits agreed to by OPEC and other significant oil producing countries should support higher sustained crude prices, and lead to improved offshore spending by our customers over time. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates that are substantially lower than rates were for the same class of rigs before this period of imbalance.

We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will end.
Due to numerous factors that influence our customers' annual global offshore spending patterns, including geopolitical events, we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry. However, we believe the existence of certain factors should over time contribute to an improvement in the market for our services, driven in part by an acceleration in customers’ offshore spending. These factors include:

•	sustained crude oil prices;

•	improved geologic success with regard to our customers’ exploration efforts;

•	greater customer access to areas with promising offshore resource potential;

•	advances in offshore technological applications which reduce offshore costs and improve project economics;

•	high rate of natural depletion relating to land-based sources of crude oil production;

•	deteriorating annual production and poor reserve replacement metrics caused, in part, by a period of sustained under-investment by our customers; and

•	declining supply of rigs due to continued attrition.
We believe that we are strategically well positioned during this period of fundamental weakness for several reasons, including our substantial backlog, modern fleet of high-specification rigs and strong operational capability. We also believe that these strengths will help us take advantage of any future market upcycle. Although we plan to prioritize capital preservation and liquidity based on the challenging market conditions, from time to time we will also continue to evaluate opportunities to enhance our fleet of floating and jackup rigs, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
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
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer need the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million. litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification agreements with us. We requested that the court dismiss the claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment, and require such claims to be arbitrated under the master separation agreement (the “MSA”) entered into between Noble and Paragon Offshore at the time of the Spin-off, as well as stay the other proceedings during the pendency of the arbitration. The court ruled that the unjust enrichment claim be arbitrated and that the other claims proceed in bankruptcy court. We and the litigation trust have mutually agreed to drop our respective appeals of the arbitration ruling and now all matters will be heard in court, which will streamline the case. Discovery continues and the court has approved a litigation schedule, which could result in all pre-trial activity being completed by the end of 2019. A trial date has not yet been set.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. We intend to defend ourselves vigorously. However, there is inherent risk and substantial expense in litigation, and the amount of damages the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. Because of our view of the merits of the claims and the significant discovery still to be conducted in the litigation, we are not currently able to make a reasonable estimation of the amount of possible loss we may incur, if any. Subsequent developments in the litigation may make such an estimation possible, in which case we may record a charge against our income when a loss is reasonably estimable. This may occur even though the litigation may still be ongoing. Any charge could be material and could have a material adverse effect on our financial condition and results of operations. It may also be materially different than any amount we are required to pay once the litigation is concluded.
We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off, we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the MSA and a Tax Sharing Agreement (“the TSA”).
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
During the year ended December 31, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in “Net loss from discontinued operations, net of tax” on our Consolidated Statement of Operations relating to Paragon Offshore’s emergence from bankruptcy.”
U.S. Federal Income Tax Reform
On December 22, 2017, the President of the United States signed into law legislation informally known as the Tax Cuts and Jobs Act (the “Act”). The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. For more information on the Act and its effect on our consolidated financial statements, see “—Critical Accounting Policies” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 11— Income Taxes.”
Impairment
As more thoroughly described in “Note 6— Loss on Impairment” to our consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K, we evaluate our property and equipment for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. An impairment loss is recognized when and to the extent that an asset's carrying value exceeds its estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions for a given rig or piece of equipment, we may take an impairment loss in the future.
During the years ended December 31, 2018, 2017 and 2016, we recognized non-cash, before-tax impairment charges of $802.1 million, $121.6 million and $1.5 billion, respectively, related to certain rigs and related capital spares. These impairments were driven by factors such as customer suspensions of drilling programs, contract cancellations, a further reduction in the number of new contract opportunities, capital spare equipment obsolescence, and our belief that a drilling unit is no longer marketable and is unlikely to return to service.

There can be no assurance that we will not have to take additional impairment charges in the future if current depressed market conditions persist.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of December 31, 2018, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (1)
	Total	2019	2020	2021	2022	2023
	(In thousands)
Contract Drilling Services Backlog
Semisubmersibles/Drillships (2)(3)	$1,475,792	$492,077	$388,860	$338,025	$187,255	$69,575
Jackups	927,739	453,275	286,710	141,438	46,316	—
Total (4)	$2,403,531	$945,352	$675,570	$479,463	$233,571	$69,575
Percent of Available Days Committed (5)
Semisubmersibles/Drillships		49%	34%	27%	15%	6%
Jackups		75%	38%	25%	7%	—%
Total		62%	36%	26%	11%	3%

(1)	Represents a twelve-month period beginning January 1, 2019.

(2)
As previously reported, three of our long-term drilling contracts with Shell, the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day plus daily operating expenses. The amendment also provided Shell the right to idle the Noble Bully II for up to one year at a special stacking rate. The Noble Bully II was idled at a rate of $200,000 per day, effective April 3, 2017. In April 2018, we agreed with Shell to extend the idle period for the Noble Bully II through December 31, 2018 at a revised rate of $230,000 per day. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at their respective dayrate floor for the remaining contract term.

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of December 31, 2018, the backlog for the Noble Bully II totaled $405.6 million, all of which is included in backlog. As of the same date, the Noble Bully I had no backlog. Noble’s proportional interest in the backlog for these rigs totaled $202.8 million.

(4)	Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.

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
For the year ended December 31, 2018, Shell, Saudi Arabian Oil Company and Equinor ASA represented approximately 52.2 percent, 19.8 percent and 11 percent of our backlog, respectively.
Results of Operations
2018 Compared to 2017
Net loss from continuing operations attributable to Noble-UK for the year ended December 31, 2018 was $885.1 million, or $3.59 per diluted share, on operating revenues of $1.1 billion, compared to a net loss from continuing operations for the year ended December 31, 2017 of $515.0 million, or $2.10 per diluted share, on operating revenues of $1.2 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between December 31, 2018 and December 31, 2017, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income (loss). During the years ended December 31, 2018 and 2017, Noble-Cayman's operating loss was $40.7 million and $37.9 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below. The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the years ended December 31, 2018 and 2017:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (3)
	December 31,		December 31,			December 31,
	2018	2017	2018	2017	% Change	2018	2017	% Change
Jackups	77%	85%	3,642	4,367	(17)%	$130,217	$126,109	3%
Semisubmersibles	15%	17%	268	365	(27)%	108,111	155,919	(31)%
Drillships	62%	59%	1,817	1,716	6%	293,265	349,244	(16)%
Total	61%	63%	5,727	6,448	(11)%	$180,909	$187,181	(3)%

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

(3)
Average dayrates for the year ended December 31, 2017 include the impact of the valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden contract settlement and termination by and among Freeport-McMoRan Inc., Freeport-McMoRan Oil & Gas LLC and one of our subsidiaries (“FCX Settlement”). We recognized a $14.4 million loss to the termination date valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden related to the FCX Settlement. The loss in 2017 had a negative impact on the drillships’ average dayrates.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
Operating revenues:
Contract drilling services	$1,036,082	$1,207,026	$(170,944)	(14)%
Reimbursables and other (1)	46,744	29,889	16,855	56%
	$1,082,826	$1,236,915	$(154,089)	(12)%
Operating costs and expenses:
Contract drilling services	$629,937	$642,937	$(13,000)	(2)%
Reimbursables (1)	37,084	18,435	18,649	101%
Depreciation and amortization	467,302	524,752	(57,450)	(11)%
General and administrative	73,216	71,634	1,582	2%
Loss on impairment	802,133	121,639	$680,494	559%
	2,009,672	1,379,397	630,275	46%
Operating loss	$(926,846)	$(142,482)	$(784,364)	551%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $170.9 million decline in contract drilling services revenues for the year ended December 31, 2018 as compared to the same period of 2017 was composed of a $135.0 million decline due to fewer operating days and a $35.9 million decline due to lower dayrates. The decline in revenue was primarily due to our drillship and jackup fleet, which experienced declines in revenues of $66.5 million and $76.5 million, respectively. Our semisubmersible fleet also experienced a decline in revenue of $27.9 million.
The $66.5 million revenue decline in our drillship fleet consists of a $101.7 million decline from lower dayrates, which was partially offset by a $35.2 million increase due to higher operating days for the year ended December 31, 2018 compared to the same period of 2017. The decline in average dayrates was primarily related to the Noble Bully II, which remained idle during the current period but operated for a portion of the prior period. The increase in operating days was primarily related to the reactivation of the Noble Tom Madden in the fourth quarter of 2018, offset by the stacking of the Noble Bully I in the second quarter of 2017.
The $76.5 million revenue decline in our jackup fleet is primarily attributable to a $91.5 million decline in revenues due to certain of our jackup rigs not operating for the year ended December 31, 2018, which was partially offset by a $15.0 million increase in revenues associated with favorable dayrate changes across the jackup fleet. The decrease in operating days during the current period was the result of the retirement and subsequent sale of the Noble David Tinsley, the retirement of the Noble Alan Hay and a decrease in operating days for the Noble Mick O'Brien and for the Noble Sam Hartley, which was stacked in early 2018 and reactivated in late 2018. The $27.9 million decline in semisubmersible revenues was primarily due to a decrease in both dayrate and operating days on the Noble Paul Romano, which was warm stacked in early 2018.
Operating Costs and Expenses. Contract drilling services costs decreased $13.0 million for the year ended December 31, 2018 as compared to the same period of 2017. Rigs that were operating in the prior period, but were idle or stacked most of the current period contributed $20.5 million to the decrease in operating costs, and rigs that operated in the prior period but were subsequently retired contributed $18.7 million to the decrease in operating costs. In addition to these rig costs declines, operations support costs decreased $9.2 million for the year ended December 31, 2018, of which $7.6 million related to reduction of employee-related expenses. These decreases were offset by $64.1 million of cost increases as certain rigs prepared and returned to operations and experienced higher operating days in the current period. Operating costs increases were recognized across all costs categories, but were primarily attributable to crew-related expenses ($48.4 million) and repairs, maintenance, and other rig-related costs ($15.7 million). Contract Drilling Services costs in 2017 included non-recurring charges of $28.7 million related to damages sustained by two rigs during Hurricane Harvey in the U.S. Gulf of Mexico region along with a charge related to the write-off an uncollectible receivable held by a Paragon Offshore entity in Mexico that is expected to be liquidated.
Depreciation and amortization decreased $57.5 million for the year ended December 31, 2018 as compared to the same period of 2017. The decline was due to the effect of rig impairments recorded during the second quarter of 2018 and the fourth quarter of 2017.
Loss on Impairments. We recorded a loss on impairment of $802.1 million for the year ended December 31, 2018 as compared to a loss on impairment of $121.6 million for the same period of 2017. We evaluate our property and equipment for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the second quarter of 2018 and the year ended December 31, 2018, we conducted a review of our fleet. The review included an assessment of certain assumptions, including future marketability of each unit in light of its current technical specifications. Based upon our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Bully I, Noble Dave Beard, Noble Gene House, Noble Joe Beall, Noble Paul Romano, and certain capital spare equipment. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 6— Loss on Impairment.”
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $1.6 million during the year ended December 31, 2018 as compared to the same period of 2017, primarily due to higher employee-related costs.
Interest Expense. Interest expense increased $5.6 million during the year ended December 31, 2018 as compared to the same period of 2017. This increase was primarily due to the issuance of our Senior Notes due 2026 (the “2026 Notes”) in January 2018, an increase in interest rates on certain of our senior notes due to the downgrading of our credit rating, the entry into the 2017 Credit Facility (as defined herein) on December 21, 2017, and the entry into the seller-financed secured loan for the purchase of the Noble Johnny Whitstine. These increases were partially offset by the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases throughout 2018, the maturity of our Senior Notes due 2018 (the “2018 Notes”) and the redemption of our remaining Senior Notes due 2019 (the “2019 Notes”). For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 7— Debt.”
Income Tax Provision. Our income tax provision decreased by $149.3 million for the year ended December 31, 2018 as compared to the same period of 2017. The decrease was primarily due to prior period discrete tax items of $151.2 million related to tax restructuring and the impact of the Act and to various tax benefits in the current period including the tax impact on asset impairments of $35.6 million, U.S. return-to-provision adjustment of $24.9 million, UK return-to-provision adjustment of $9.1 million and a U.S. disallowed interest carryover of $51.4 million. These decreases were partially offset by an $84.2 million increase in tax expense in the current period attributable to a higher pre-tax loss and a lower worldwide effective tax rate as compared to the prior period. The increase in the current period pre-tax loss generated a $19.6 million tax benefit and the lower current period worldwide effective tax rate reduced the tax benefit by $103.7 million. The decrease in the worldwide effective tax rate in the current period is primarily a result of the geographic mix of income and sources of revenue.
2017 Compared to 2016
Net loss from continuing operations attributable to Noble-UK for the year ended December 31, 2017 was $515.0 million, or $2.10 per diluted share, on operating revenues of $1.2 billion, compared to a net loss from continuing operations for the year ended December 31, 2016 of $929.6 million, or $3.82 per diluted share, on operating revenues of $2.3 billion.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between December 31, 2017 and December 31, 2016, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income (loss). During the years ended December 31, 2017 and 2016, Noble-Cayman’s operating loss was $37.9 million and $29.7 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	December 31,		December 31,			December 31,
	2017	2016	2017	2016	% Change	2017		2016		% Change
Jackups	85%	83%	4,367	3,966	10%	$126,109		$126,279	(3)	—%
Semisubmersibles	17%	22%	365	649	(44)%	155,919		256,122		(39)%
Drillships	59%	82%	1,716	2,408	(29)%	349,244	(4)	654,074	(4)	(47)%
Total	63%	66%	6,448	7,023	(8)%	$187,181		$319,256		(41)%

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

(3)
Average dayrate for the year ended December 31, 2016 includes $16.4 million in contract drilling services revenue related to the Noble Tom Prosser contract cancellation with Quadrant Energy Australia Limited. The additional contract drilling services revenue in 2016 had a positive impact on the jackups’ average dayrates.

(4)
Average dayrates include a $14.4 million loss in the year ended December 31, 2017 and a $14.4 million gain in the year ended December 31, 2016, in respect of the termination date valuation of certain contingent payments for the Noble Sam Croft and Noble Tom Madden related to the FCX Settlement. The loss in 2017 had a negative impact and the gain in 2016 had a positive impact on the drillships’ average dayrates.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Operating revenues:
Contract drilling services	$1,207,026	$2,242,200	$(1,035,174)	(46)%
Reimbursables and other (1)	29,889	59,865	(29,976)	(50)%
	$1,236,915	$2,302,065	$(1,065,150)	(46)%
Operating costs and expenses:
Contract drilling services	$642,937	$877,689	$(234,752)	(27)%
Reimbursables (1)	18,435	45,608	(27,173)	(60)%
Depreciation and amortization	524,752	587,999	(63,247)	(11)%
General and administrative	71,634	69,258	2,376	3%
Loss on impairment	121,639	1,458,749	(1,337,110)	(92)%
	1,379,397	3,039,303	(1,659,906)	(55)%
Operating income (loss)	$(142,482)	$(737,238)	$594,756	(81)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $1.0 billion decline in contract drilling services revenues for the year ended December 31, 2017 as compared to the same period of 2016 was composed of an $851.6 million decline from lower dayrates and a $183.6 million decline due to fewer operating days. The contract drilling services revenues decline was primarily due to our drillship and semisubmersible fleets, which experienced declines in revenues of $975.7 million and $109.3 million, respectively, and was partially offset by revenue increases in our jackup fleet of $49.8 million.
The $975.7 million revenue decline in our drillship fleet for the year ended December 31, 2017 as compared to the same period of 2016 consists of a $523.1 million decline from lower dayrates and a $452.6 million decline due to fewer operating days. The decline in average dayrates was primarily related to the payment of the $393.0 million FCX Settlement in 2016. Of the decline in revenue attributable to operating days, $281.5 million is related to the Noble Bully I and Noble Bob Douglas operating for all of 2016, but being idle for the majority of 2017. The remainder of the decline in operating days and the decline in average dayrates was attributable to the Noble Tom Madden and Noble Sam Croft, whose contracts were terminated in May 2016.
The $109.3 million revenue decline in our semisubmersible fleet for the year ended December 31, 2017 as compared to the same period of 2016 consists of a $36.6 million decline from lower dayrates and a $72.7 million decline due to fewer operating days. The decline in both average dayrates and operating days as compared to 2016 was attributable to contract completions for the Noble Clyde Boudreaux, Noble Jim Day, Noble Dave Beard, Noble Danny Adkins and Noble Amos Runner, none of which have returned to work since their respective contract completions.
The $49.8 million revenue increase in our jackup fleet is primarily attributable to an increase in operating days on the Noble Mick O'Brien and Noble Regina Allen as well as the startup of the newbuild Noble Lloyd Noble.

Operating Costs and Expenses. Contract drilling services costs decreased $234.8 million for the year ended December 31, 2017 as compared to the same period of 2016. Of the decrease, $179.0 million was due to rigs that operated during 2016 being idle during 2017. An additional $113.1 million decrease in cost was due to continuing cost control measures, yielding reductions in labor and training related costs of approximately $53.8 million, operations support costs of $29.7 million, repair and maintenance costs of $28.1 million, and rig mobilization costs of $3.0 million. These cost decreases were partially offset by the startup of the Noble Lloyd Noble, a greater number of operating days for contracted rigs during 2017 and the write-off of a $14.4 million customer receivable during 2017.

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
Interest Expense, net of amount capitalized. Interest expense, net of amount capitalized, increased $69.1 million during the year ended December 31, 2017 as compared to the same period of 2016. This increase was primarily due to the interest incurred during 2017 on the senior notes issued in December 2016, the absence of capitalized interest during 2017 and an increase in interest rates on certain of our senior notes due to the downgrading of our credit rating. These increases were partially offset by the retirement of a portion of our Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021 (the “2021 Notes”) and Senior Notes due 2022 (the “2022 Notes”) as a result of tender offers in 2016 and the maturity of our Senior Notes due 2017 (the “2017 Notes”). For additional information see, Part II, Item 8, “Financial Statements and Supplementary Data, Note 7— Debt.”
Income Tax Provision. Our income tax provision increased $151.8 million for the year ended December 31, 2017 as compared to the same period of 2016. The increase was primarily due to a $260.7 million non-cash discrete tax item resulting from a tax restructuring in 2017. The effect of this tax restructuring was to lower current tax expense. This increase was partially offset by the tax effect of the FCX Settlement of $27.2 million in 2016. Excluding the impact of these items, taxes decreased by $86.0 million as a result of lower pre-tax income in 2017, primarily from our geographical mix of pre-tax income.
Liquidity and Capital Resources
Overview
Net cash provided by operating activities was $171.9 million for the year ended December 31, 2018 and $416.7 million for the year ended December 31, 2017. The decrease in net cash provided by operating activities for the year ended December 31, 2018 was primarily attributable to a reduction in operating activity during 2018. We had working capital of $293.6 million and $446.0 million at December 31, 2018 and December 31, 2017, respectively.
Net cash used in investing activities for the year ended December 31, 2018 was $189.4 million as compared to $118.3 million for the year ended December 31, 2017. The variance primarily relates to the purchase of the Noble Johnny Whitstine, the reactivation of the Noble Clyde Boudreaux, Noble Tom Madden, and Noble Sam Croft and various major projects in the current period.
Net cash used in financing activities for the year ended December 31, 2018 was $269.4 million as compared to $361.2 million for the year ended December 31, 2017. During the current period, our primary uses of cash included retirement of a portion of the 2020 Notes, 2021 Notes, 2022 Notes, Senior Notes due 2024 (the “2024 Notes”), Senior Notes due 2040 (the “2040 Notes”), Senior Notes due 2041 (the “2041 Notes”), and Senior Notes due 2042 (the “2042 Notes”) in tender offers and open market purchases, repayment at maturity of the 2018 Notes and redemption of the 2019 Notes, which amounts were partially offset by the issuance of the 2026 Notes.
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

We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our Credit Facilities (as defined herein) and potential issuances of equity or long-term debt. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.
At December 31, 2018, we had a total contract drilling services backlog of approximately $2.4 billion, which includes a commitment of 62.0 percent of available days for 2019. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $281.3 million, $111.1 million and $659.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capital expenditures during 2018 consisted of the following:

•	$82.7 million for sustaining capital;

•	$75.6 million in major projects, including reactivations;

•	$29.2 million in subsea and other related projects; and

•	$93.8 million to purchase the Noble Johnny Whitstine (inclusive of cash paid and seller financing).
Our total capital expenditure estimate for 2019 is approximately $303.9 million, which is currently anticipated to be spent as follows:

•	$90.3 million for sustaining capital;

•	$96.4 million in major projects, including reactivations;

•	$33.4 million in subsea and other related projects; and

•	$83.8 million to purchase the Noble Joe Knight (inclusive of cash paid and seller financing).
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
At our 2018 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2019 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the year ended December 31, 2018.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the years ended December 31, 2018, 2017 and 2016, we did not repurchase any of our shares.
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
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015

Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the year ended December 31, 2018. At December 31, 2018, we had no borrowings outstanding or letters of credit issued under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility is approximately $1.5 billion. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. At December 31, 2018, we had $3.4 million of performance letters of credit outstanding under the 2017 Credit Facility. At December 31, 2018, other than the performance letters of credit, we had no borrowings outstanding under the 2017 Credit Facility.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At December 31, 2018, the interest rates in effect under our Credit Facilities were the highest permitted interest rates under those agreements.
Debt Issuance
In January 2018, we issued $750.0 million aggregate principal amount of the 2026 Notes through our indirect wholly-owned subsidiary, NHIL. The net proceeds of the offering of approximately $737.4 million, after expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
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
Seller Financing of Rig
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “Seller Loan”). The Seller Loan has a term of four years and requires a 5% principal payment at the end of the third year with the remainder of the principal due at the end of the term. The Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the Seller Loan. Based on the terms of the Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, the paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
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
On February 14, 2019, we exercised our option to purchase a new jackup rig, to be known as the Noble Joe Knight, and we expect to complete the purchase in late February 2019. The purchase of the Noble Joe Knight will be partially funded with cash and a seller loan on terms similar to the Noble Johnny Whitstine.
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
Debt Tender Offers, Repayments and Open Market Repurchases
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
In October 2018, we purchased $27.4 million aggregate principal amount of various tranches of our senior notes for approximately $20.2 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $6.9 million.
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
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, on January 19, 2018, certain indirect subsidiaries of Noble-UK became guarantors under the 2017 Credit Facility, including Noble Dave Beard Limited, Noble Drilling (TVL) Ltd., Noble Resources Limited, Noble SA Limited, Noble BD LLC, Noble Drilling Holding LLC, Noble Drilling International GmbH, Noble Leasing (Switzerland) GmbH, and Noble Leasing III (Switzerland) GmbH. Certain other subsidiaries of Noble-UK may be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
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
In addition to the covenants from the Credit Facilities noted above, the covenants from the 2026 Notes described under “—Debt Issuance” above and the covenants from the Seller Loan described under “—Seller Financing of Rig” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At December 31, 2018, our debt to total tangible capitalization ratio under our 2017 Credit Facility was approximately 0.48 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loan, and expect to remain in compliance throughout 2019.

Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments (in thousands):

		Payments Due by Period
		For the Years Ending December 31,
	Total	2019	2020	2021	2022	2023	Thereafter	Other
Contractual Cash Obligations
Debt obligations	$3,934,553	—	$65,890	$96,142	$99,481	$—	$3,673,040	$—
Interest payments	3,613,160	289,752	287,497	281,905	279,083	266,831	2,208,092	—
Operating leases (2)	36,888	15,213	7,913	5,522	1,821	695	5,724	—
Pension plan contributions	147,609	12,128	12,692	17,054	13,371	14,098	78,266	—
Tax reserves (1)	183,786	—	—	—	—	—	—	183,786
Total contractual cash obligations	$7,915,996	$317,093	$373,992	$400,623	$393,756	$281,624	$5,965,122	$183,786

(1)
Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 11— Income Taxes.”

(2)	In February 2019, we amended the lease for our Sugar Land office to extend the lease for an additional ten years and to reduce the rented space. The above table does not include this lease amendment.
At December 31, 2018, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit obligations are not normally called, as we typically comply with the underlying performance requirement.
The following table summarizes our other commercial commitments at December 31, 2018 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2019	2020	2021	2022	2023	Thereafter
Total letters of credit and commercial commitments	$14,655	$9,437	$1,535	$—	$—	$8	$3,675
Critical Accounting Policies
We consider the following to be our critical accounting policies and estimates since they are very important to the understanding of our financial condition and results and require our most subjective and complex judgments. We have discussed the development, selection and disclosure of such policies and estimates with the Audit Committee of our Board of Directors. For a discussion of our significant accounting policies, refer to Part II, Item 8, “Financial Statements and Supplementary Data, Note 1— Organization and Significant Accounting Policies.”
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
The combined carrying amount of the Bully-class drillships at December 31, 2018 and 2017 totaled $0.7 billion and $1.3 billion, respectively. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $45.2 million at December 31, 2018 as compared to approximately $41.6 million at December 31, 2017.

Basis of Presentation-U.K. Companies Act 2006 Section 435 Statement
The accompanying consolidated financial statements have been prepared in accordance with US GAAP, which the Board of Directors considers to be the most meaningful presentation of our results of operations and financial position. The accompanying consolidated financial statements do not constitute statutory accounts required by the UK Companies Act 2006 (“Companies Act”), which will be prepared in accordance with International Financial Reporting Standards, as adopted by the European Union and delivered to the Registrar of Companies in the UK following the annual general meeting of shareholders.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2018 and 2017, we had $209.1 million and $83.5 million of construction-in-progress, respectively. Such amounts are included in “Property and equipment, at cost” in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years.
Interest is capitalized on construction-in-progress using the weighted average cost of debt outstanding during the period of construction. During the years ended December 31, 2018, 2017 and 2016, there was $2.9 million, zero and $22.4 million capitalized interest, respectively.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Property and equipment, at cost” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $146.3 million and $149.3 million at December 31, 2018 and 2017, respectively. Depreciation expense from continuing operations related to overhauls and asset replacement totaled $66.9 million, $79.2 million and $86.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
During the years ended December 31, 2018, 2017 and 2016, we recognized a non-cash loss on impairment of $802.1 million, $121.6 million, and $1.5 billion, respectively, related to our long-lived assets. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Executive Overview,” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 6— Loss on Impairment” for additional information.

Revenue Recognition
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
Bonuses, Penalties and Other Variable Consideration. We may receive bonus increases to revenue or penalty decreases to revenue. Based on historical data and ongoing communication with the operator/customer, we are able to reasonably estimate this variable consideration. We will record such estimated variable consideration and re-measure our estimates at each reporting date. For revenue estimated, but not received, we will record to “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.
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
Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is constrained revenue and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer as “Reimbursables and other” in our Consolidated Statements of Operations. Such amounts are recognized ratably over the period within the contract term during which the corresponding goods and services are to be consumed.
Deferred revenues from drilling contracts totaled $80.8 million and $114.3 million at December 31, 2018 and 2017, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $47.7 million at December 31, 2018 as compared to $55.7 million at December 31, 2017 and are included in either “Prepaid expenses and other current assets,” “Other assets,” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
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
During 2014, the Internal Revenue Service (“IRS”) began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax years. On December 19, 2016, we received the Revenue Agent Report from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our consolidated financial statements. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns.
Audit claims of approximately $50.7 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2005 and 2007. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
On December 22, 2017, the President of the United States signed the into law legislation informally known as the Tax Cuts and Jobs Act (the “Act”). The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. The Company recognized the income tax effects of the Act in its 2017 financial statements, including $109.0 million of tax benefit related to the write-down of our net deferred tax liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, in the reporting period in which the Act was enacted. During the fourth quarter of 2017, the Act resulted in the write-down of our U.S. net deferred tax liabilities. In accordance with the guidance issued in Staff Accounting Bulletin No. 118, during the third quarter of 2018, we finalized our provisional amounts recorded as we completed our technical analysis, computations and tax law interpretations and filed our 2017 U.S. tax return. As a result, we recognized an additional tax benefit of $24.9 million.
The Act introduces a new anti-deferral provision, which subjects a U.S. parent shareholder to current tax on certain income referred to as Global Intangible Low-Taxed Income, of its foreign subsidiaries. The Company has adopted a policy to treat tax due on future U.S. inclusions in taxable income as period costs when incurred.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2018 and 2017, loss reserves for personal injury and protection claims totaled $22.4 million and $22.0 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
Certain Significant Estimates and Contingent Liabilities
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We follow FASB standards regarding contingent liabilities, which are discussed in Part II, Item 8, “Financial Statements and Supplementary Data, Note 15— Commitments and Contingencies.”
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
New Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data, Note 1— Organization and Significant Accounting Policies” for a description of the recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. At December 31, 2018, we had no borrowings outstanding or letters of credit issued under the 2015 Credit Facility. At December 31, 2018, we had $3.4 million of performance letters of credit outstanding under the 2017 Credit Facility. At December 31, 2018, other than the performance letters of credit, we had no borrowings outstanding under the 2017 Credit Facility.
During 2016 and 2017, we experienced debt rating downgrades by Moody’s Investors Service and S&P Global Ratings, which reduced our debt ratings below investment grade. As a result of these downgrades, we experienced interest rate increases during 2016 and 2017 on our Senior Notes due 2018, our Senior Notes due 2025 (the “2025 Notes”) and our Senior Notes due 2045 (the “2045 Notes”), all of which are subject to provisions that vary the applicable interest rates based on our debt rating. On October 18, 2017, S&P Global Ratings further reduced our debt rating, which increased the interest rates on the 2025 Notes and the 2045 Notes to 7.95% and 8.95%, respectively, effective April 2018. These senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increases are possible. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels. Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit ratings.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $2.9 billion and $3.4 billion at December 31, 2018 and December 31, 2017, respectively. The decrease in the fair value of debt relates to a reduction in total principal amount outstanding due to our debt repayments during 2018, partially offset by our debt issuance and changes in market expectations for interest rates and perceptions of our credit risk.
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
We are exposed to risks on future cash flows to the extent that local currency expenses exceed revenues denominated in local currency that are other than the functional currency. To help manage this potential risk, we periodically enter into derivative instruments to manage our exposure to fluctuations in currency exchange rates, and we may conduct hedging activities in future periods to mitigate such exposure. These contracts are primarily accounted for as cash flow hedges, with the effective portion of changes in the fair value of the hedge recorded on the Consolidated Balance Sheets and in “Accumulated other comprehensive income (loss)” (“AOCI”). Amounts recorded in AOCI are reclassified into earnings in the same period or periods that the hedged item is recognized in earnings. The ineffective portion of changes in the fair value of the hedged item is recorded directly to earnings. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not engage in derivative transactions for speculative or trading purposes, nor are we a party to leveraged derivatives.
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during the year ended December 31, 2018.

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
Changes in market asset values related to the pension plans noted above could have a material impact upon our Consolidated Statements of Comprehensive Income (Loss) and could result in material cash expenditures in future periods.

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble-UK)	48

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Balance Sheet as of December 31, 2018 and 2017	50

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	51

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016	52

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	53

Noble Corporation plc (Noble-UK) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016	54

Report of Independent Registered Public Accounting Firm (Noble-Cayman)	55

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Balance Sheet as of December 31, 2018 and 2017	57

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	58

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016	59

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	60

Noble Corporation (Noble-Cayman) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016	61

Notes to Consolidated Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Noble Corporation plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Noble Corporation plc and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company’s auditor since 1994.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$375,232	$662,829
Accounts receivable, net	200,722	204,696
Taxes receivable	20,498	105,345
Prepaid expenses and other current assets	62,604	66,105
Total current assets	659,056	1,038,975
Property and equipment, at cost	10,956,412	12,034,331
Accumulated depreciation	(2,475,694)	(2,545,091)
Property and equipment, net	8,480,718	9,489,240
Other assets	125,149	266,444
Total assets	$9,264,923	$10,794,659
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	125,557	84,032
Accrued payroll and related costs	50,284	54,904
Taxes payable	29,386	34,391
Interest payable	100,100	98,189
Other current liabilities	60,130	71,665
Total current liabilities	365,457	593,024
Long-term debt	3,877,402	3,795,867
Deferred income taxes	91,695	164,962
Other liabilities	275,795	290,178
Total liabilities	4,610,349	4,844,031
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 246,794 and 244,971 shares outstanding as of December 31, 2018 and December 31, 2017, respectively.	2,468	2,450
Additional paid-in capital	699,409	678,922
Retained earnings	3,608,366	4,637,677
Accumulated other comprehensive loss	(57,072)	(42,888)
Total shareholders' equity	4,253,171	5,276,161
Noncontrolling interests	401,403	674,467
Total equity	4,654,574	5,950,628
Total liabilities and equity	$9,264,923	$10,794,659
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Operating revenues
Contract drilling services	$1,036,082	$1,207,026	$2,242,200
Reimbursables and other	46,744	29,889	59,865
	1,082,826	1,236,915	2,302,065
Operating costs and expenses
Contract drilling services	629,937	642,937	877,689
Reimbursables	37,084	18,435	45,499
Depreciation and amortization	486,530	547,990	611,067
General and administrative	73,216	71,634	69,258
Loss on impairment	802,133	121,639	1,458,749
	2,028,900	1,402,635	3,062,262
Operating loss	(946,074)	(165,720)	(760,197)
Other income (expense)
Interest expense, net of amount capitalized	(297,611)	(291,989)	(222,915)
Gain (loss) on extinguishment of debt, net	(1,793)	—	17,814
Interest income and other, net	8,302	7,897	(1,731)
Loss from continuing operations before income taxes	(1,237,176)	(449,812)	(967,029)
Income tax benefit (provision)	106,641	(42,629)	109,156
Net loss from continuing operations	(1,130,535)	(492,441)	(857,873)
Net loss from discontinued operations, net of tax	—	(1,486)	—
Net loss	(1,130,535)	(493,927)	(857,873)
Net (income) loss attributable to noncontrolling interests	245,485	(22,584)	(71,707)
Net loss attributable to Noble Corporation plc	$(885,050)	$(516,511)	$(929,580)
Net loss attributable to Noble Corporation plc
Loss from continuing operations	$(885,050)	$(515,025)	$(929,580)
Net loss from discontinued operations, net of tax	—	(1,486)	—
Net loss attributable to Noble Corporation plc	$(885,050)	$(516,511)	$(929,580)
Per share data
Basic:
Loss from continuing operations	$(3.59)	$(2.10)	$(3.82)
Loss from discontinued operations	—	(0.01)	—
Net loss attributable to Noble Corporation plc	$(3.59)	$(2.11)	$(3.82)
Diluted:
Loss from continuing operations	$(3.59)	$(2.10)	$(3.82)
Loss from discontinued operations	—	(0.01)	—
Net loss attributable to Noble Corporation plc	$(3.59)	$(2.11)	$(3.82)
Weighted- Average Shares Outstanding
Basic	246,614	244,743	243,127
Diluted	246,614	244,743	243,127
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(1,130,535)	$(493,927)	$(857,873)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,729)	990	(19)
Net pension plan gain (loss) (net of tax provision (benefit) of ($1,828), $523 and ($1,828) for the year ended December 31, 2018, 2017 and 2016, respectively)	(7,099)	6,774	(8,237)
Amortization of deferred pension plan amounts (net of tax provision of $345, $623 and $1,635 for the year ended December 31, 2018, 2017 and 2016, respectively)	1,298	1,393	3,127
Net pension plan curtailment and settlement expense (net of tax provision of $28, zero and $7,218 for the year ended December 31, 2018, 2017 and 2016, respectively)	107	95	15,216
Prior service cost arising during the period (net of tax provision (benefit) of ($55), zero and $344 for the year ended December 31, 2018, 2017 and 2016, respectively)	(221)	—	948
Other comprehensive income (loss), net	(8,644)	9,252	11,035
Net comprehensive (income) loss attributable to noncontrolling interests	245,485	(22,584)	(71,707)
Comprehensive loss attributable to Noble Corporation plc	$(893,694)	$(507,259)	$(918,545)

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(1,130,535)	$(493,927)	$(857,873)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	486,530	547,990	611,067
Loss on impairment	802,133	121,639	1,458,749
(Gain) loss on extinguishment of debt, net	1,793	—	(17,814)
Deferred income taxes	(68,416)	241,326	(189,897)
Amortization of share-based compensation	23,993	29,115	34,720
Other long-term asset write-off	—	29,032	—
Other costs, net	6,446	12,590	13,434
Changes in components of working capital
Change in taxes receivable	84,847	(49,865)	45
Net changes in other operating assets and liabilities	(34,940)	(21,225)	90,309
Net cash provided by operating activities	171,851	416,675	1,142,740
Cash flows from investing activities
Capital expenditures	(194,779)	(120,707)	(711,403)
Proceeds from disposal of assets, net	5,402	2,382	24,808
Net cash used in investing activities	(189,377)	(118,325)	(686,595)
Cash flows from financing activities
Issuance of senior notes	750,000	—	980,100
Repayments of debt	(972,708)	(300,000)	(1,049,338)
Debt issuance costs	(15,639)	(42)	(12,111)
Dividend payments	—	—	(47,534)
Dividends paid to noncontrolling interests	(27,579)	(56,881)	(85,944)
Tender offer premium	—	—	(24,649)
Taxes withheld on employee stock transactions	(3,470)	(4,320)	(3,192)
Net cash used in financing activities	(269,396)	(361,243)	(242,668)
Net increase (decrease) in cash, cash equivalents and restricted cash	(286,922)	(62,893)	213,477
Cash, cash equivalents and restricted cash, beginning of period	662,829	725,722	512,245
Cash, cash equivalents and restricted cash, end of period	$375,907	$662,829	$725,722

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	241,977	$2,420	$628,483	$6,131,501	$(63,175)	$723,001	$7,422,230
Employee related equity activity
Amortization of share-based compensation	—	—	34,720	—	—	—	34,720
Issuance of share-based compensation shares	1,262	12	(3,625)	—	—	—	(3,613)
Tax benefit of equity transactions	—	—	(5,410)	—	—	—	(5,410)
Net income (loss)	—	—	—	(929,580)	—	71,707	(857,873)
Dividends paid to noncontrolling interests	—	—	—	—	—	(85,944)	(85,944)
Dividends	—	—	—	(47,700)	—	—	(47,700)
Other comprehensive income, net	—	—	—	—	11,035	—	11,035
Balance at December 31, 2016	243,239	$2,432	$654,168	$5,154,221	$(52,140)	$708,764	$6,467,445
Employee related equity activity
Amortization of share-based compensation	—	—	29,115	—	—	—	29,115
Issuance of share-based compensation shares	1,732	18	(23)	—	—	—	(5)
Tax benefit of equity transactions	—	—	(4,338)	—	—	—	(4,338)
Net income (loss)	—	—	—	(516,511)	—	22,584	(493,927)
Dividends paid to noncontrolling interests	—	—	—	—	—	(56,881)	(56,881)
Dividends	—	—	—	(33)	—	—	(33)
Other comprehensive income, net	—	—	—	—	9,252	—	9,252
Balance at December 31, 2017	244,971	$2,450	$678,922	$4,637,677	$(42,888)	$674,467	$5,950,628
Tax effects of intra-entity asset transfers (Note 1)	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Act (Note 1)	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard (Note 1)	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	244,971	2,450	678,922	4,493,336	(48,428)	674,467	5,800,747
Employee related equity activity
Amortization of share-based compensation	—	—	23,993	—	—	—	23,993
Issuance of share-based compensation shares	1,823	18	(18)	—	—	—	—
Tax benefit of equity transactions	—	—	(3,488)	—	—	—	(3,488)
Net loss	—	—	—	(885,050)	—	(245,485)	(1,130,535)
Dividends paid to noncontrolling interests	—	—	—	—	—	(27,579)	(27,579)
Dividends equivalents (1)	—	—	—	80	—	—	80
Other comprehensive loss, net	—	—	—	—	(8,644)	—	(8,644)
Balance at December 31, 2018	246,794	$2,468	$699,409	$3,608,366	$(57,072)	$401,403	$4,654,574

(1)	Activity associated with dividend equivalents, which are related to 2016 performance awards to be paid upon vesting.
See accompanying notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of Noble Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Noble Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting as appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company’s auditor since 1994.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$374,375	$662,011
Accounts receivable, net	200,722	204,696
Taxes receivable	20,498	105,345
Prepaid expenses and other current assets	61,917	65,441
Total current assets	657,512	1,037,493
Property and equipment, at cost	10,956,412	12,034,331
Accumulated depreciation	(2,475,694)	(2,545,091)
Property and equipment, net	8,480,718	9,489,240
Other assets	125,149	266,528
Total assets	$9,263,379	$10,793,261
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$249,843
Accounts payable	125,237	83,873
Accrued payroll and related costs	50,284	54,904
Taxes payable	29,386	33,965
Interest payable	100,100	98,189
Other current liabilities	60,012	71,466
Total current liabilities	365,019	592,240
Long-term debt	3,877,402	3,795,867
Deferred income taxes	91,695	164,962
Other liabilities	275,795	290,178
Total liabilities	4,609,911	4,843,247
Commitments and contingencies (Note 15)
Shareholder equity
Common stock, $0.10 par value, ordinary shares; 261,246 shares outstanding as of December 31, 2018 and December 31, 2017	26,125	26,125
Capital in excess of par value	647,082	623,137
Retained earnings	3,635,930	4,669,173
Accumulated other comprehensive loss	(57,072)	(42,888)
Total shareholder equity	4,252,065	5,275,547
Noncontrolling interests	401,403	674,467
Total equity	4,653,468	5,950,014
Total liabilities and equity	$9,263,379	$10,793,261
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Operating revenues
Contract drilling services	$1,036,082	$1,207,026	$2,242,200
Reimbursables and other	46,744	29,889	60,565
	1,082,826	1,236,915	2,302,765
Operating costs and expenses
Contract drilling services	628,128	640,483	871,912
Reimbursables	37,084	18,435	45,499
Depreciation and amortization	482,660	543,119	611,013
General and administrative	38,203	41,087	46,045
Loss on impairment	802,133	121,639	1,458,749
	1,988,208	1,364,763	3,033,218
Operating loss	(905,382)	(127,848)	(730,453)
Other income (expense)
Interest expense, net of amount capitalized	(297,611)	(291,989)	(222,915)
Gain (loss) on extinguishment of debt, net	(1,793)	—	17,814
Interest income and other, net	8,282	7,733	(1,616)
Loss from continuing operations before income taxes	(1,196,504)	(412,104)	(937,170)
Income tax benefit (provision)	106,534	(42,595)	109,163
Net loss from continuing operations	(1,089,970)	(454,699)	(828,007)
Net income from discontinued operations, net of tax	—	2,967	—
Net loss	(1,089,970)	(451,732)	(828,007)
Net (income) loss attributable to noncontrolling interests	245,485	(22,584)	(71,707)
Net loss attributable to Noble Corporation	$(844,485)	$(474,316)	$(899,714)
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(1,089,970)	$(451,732)	$(828,007)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,729)	990	(19)
Net pension plan gain (loss) (net of tax provision (benefit) of ($1,828), $523 and ($1,828) for the year ended December 31, 2018, 2017 and 2016, respectively)	(7,099)	6,774	(8,237)
Amortization of deferred pension plan amounts (net of tax provision of $345, $623 and $1,635 for the year ended December 31, 2018, 2017 and 2016, respectively)	1,298	1,393	3,127
Net pension plan curtailment and settlement expense (net of tax provision of $28, zero and $7,218 for the year ended December 31, 2018, 2017 and 2016, respectively)	107	95	15,216
Prior service cost arising during the period (net of tax provision (benefit) of ($55), zero and $344 for the year ended December 31, 2018, 2017 and 2016, respectively)	(221)	—	948
Other comprehensive income (loss), net	(8,644)	9,252	11,035
Net comprehensive (income) loss attributable to noncontrolling interests	245,485	(22,584)	(71,707)
Comprehensive loss attributable to Noble Corporation	$(853,129)	$(465,064)	$(888,679)
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(1,089,970)	$(451,732)	$(828,007)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	482,660	543,119	611,013
Loss on impairment	802,133	121,639	1,458,749
(Gain) loss on extinguishment of debt, net	1,793	—	(17,814)
Deferred income taxes	(68,416)	241,326	(189,897)
Amortization of share-based compensation	23,945	29,046	32,782
Other long-term asset write-off	—	29,030	—
Other costs, net	6,446	12,591	13,434
Change in components of working capital
Change in taxes receivable	84,847	(49,865)	(38)
Net changes in other operating assets and liabilities	(30,679)	(20,080)	92,713
Net cash provided by operating activities	212,759	455,074	1,172,935
Cash flows from investing activities
Capital expenditures	(194,779)	(120,707)	(711,403)
Proceeds from disposal of assets	5,402	2,382	24,808
Net cash used in investing activities	(189,377)	(118,325)	(686,595)
Cash flows from financing activities
Issuance of senior notes	750,000	—	980,100
Repayments of debt	(972,708)	(300,000)	(1,049,338)
Debt issuance costs	(15,639)	(42)	(12,111)
Tender offer premium	—	—	(24,649)
Dividends paid to noncontrolling interests	(27,579)	(56,881)	(85,944)
Contributions (distributions) from (to) parent company, net	(44,417)	28,352	(152,360)
Net cash used in financing activities	(310,343)	(328,571)	(344,302)
Net increase (decrease) in cash, cash equivalents and restricted cash	(286,961)	8,178	142,038
Cash, cash equivalents and restricted cash, beginning of period	662,011	653,833	511,795
Cash, cash equivalents and restricted cash, end of period	$375,050	$662,011	$653,833

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2015	261,246	$26,125	$561,309	$6,167,211	$(63,175)	$723,001	$7,414,471
Distributions to parent company, net	—	—	—	(152,360)	—	—	(152,360)
Capital contribution by parent - share-based compensation	—	—	32,782	—	—	—	32,782
Net income (loss)	—	—	—	(899,714)	—	71,707	(828,007)
Dividends paid to noncontrolling interests	—	—	—	—	—	(85,944)	(85,944)
Other comprehensive income, net	—	—	—	—	11,035	—	11,035
Balance at December 31, 2016	261,246	$26,125	$594,091	$5,115,137	$(52,140)	$708,764	$6,391,977
Contributions from parent company, net	—	—	—	28,352	—	—	28,352
Capital contribution by parent - share-based compensation	—	—	29,046	—	—	—	29,046
Net income (loss)	—	—	—	(474,316)	—	22,584	(451,732)
Dividends paid to noncontrolling interests	—	—	—	—	—	(56,881)	(56,881)
Other comprehensive income, net	—	—	—	—	9,252	—	9,252
Balance at December 31, 2017	261,246	$26,125	$623,137	$4,669,173	$(42,888)	$674,467	$5,950,014
Tax effects of intra-entity asset transfers (Note 1)	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Act (Note 1)	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard (Note 1)	—	—	—	(1,488)	—	—	(1,488)
January 1, 2018	261,246	26,125	623,137	4,524,832	(48,428)	674,467	5,800,133
Distributions to parent company, net	—	—	—	(44,417)	—	—	(44,417)
Capital contribution by parent - share-based compensation	—	—	23,945	—	—	—	23,945
Net loss	—	—	—	(844,485)	—	(245,485)	(1,089,970)
Dividends paid to noncontrolling interests	—	—	—	—	—	(27,579)	(27,579)
Other comprehensive loss, net	—	—	—	—	(8,644)	—	(8,644)
Balance at December 31, 2018	261,246	$26,125	$647,082	$3,635,930	$(57,072)	$401,403	$4,653,468
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Note 1— Organization and Significant Accounting Policies
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of December 31, 2018, our fleet of 24 drilling rigs consisted of eight drillships, four semisubmersibles and 12 jackups.
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
The combined carrying amount of the Bully-class drillships at December 31, 2018 and 2017 totaled $0.7 billion and $1.3 billion, respectively. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $45.2 million at December 31, 2018 as compared to approximately $41.6 million at December 31, 2017.
Revision of Prior Period Financial Statements
During the preparation of our 2018 financial statements, we identified a computational error that resulted in misstatements of certain line items on the Consolidated Statements of Cash Flows for Noble Corporation plc and Noble Corporation (Cayman) for the years ended December 31, 2017 and 2016. These errors did not impact our cash, cash equivalents and restricted cash balances. We assessed the materiality of the misstatements and concluded the misstatements were immaterial to the previously issued financial statements.
We have revised the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016. The impacts on the Consolidated Statements of Cash Flows and related notes to the financial statements are presented below:

	Consolidated Statements of Cash Flows - Noble Corporation plc
	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net change in other assets and liabilities	$16,038	$(37,263)	$(21,225)	$73,645	$16,664	$90,309
Net cash provided by operating activities	453,938	(37,263)	416,675	1,126,076	16,664	1,142,740

Cash flows from investing activities
Capital expenditures	$(157,970)	$37,263	$(120,707)	$(694,739)	$(16,664)	$(711,403)
Net cash used in investing activities	(155,588)	37,263	(118,325)	(669,931)	(16,664)	(686,595)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Consolidated Statements of Cash Flows - Noble Corporation (Cayman)
	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from operating activities
Net change in other assets and liabilities	$17,183	$(37,263)	$(20,080)	$76,049	$16,664	$92,713
Net cash provided by operating activities	492,337	(37,263)	455,074	1,156,271	16,664	1,172,935

Cash flows from investing activities
Capital expenditures	$(157,970)	$37,263	$(120,707)	$(694,739)	$(16,664)	$(711,403)
Net cash used in investing activities	(155,588)	37,263	(118,325)	(669,931)	(16,664)	(686,595)
Foreign Currency Translation
Although we are a UK company, our functional currency is the U.S. dollar, and we define any non-U.S. dollar denominated currency as “foreign currencies.” In non-U.S. locations where the U.S. Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income or loss. In non-U.S. locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while statement of operations items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2018.
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
Restricted Cash
We classify restricted cash balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in more than one year. As of December 31, 2018, our restricted cash balance consisted of $0.7 million of restricted cash accounts for interest payments associated with our financing of the Noble Johnny Whitstine, recorded in Prepaid expenses and other current assets. As of December 31, 2017 and 2016, we had no restricted cash balances.
Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for doubtful accounts. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts as of December 31, 2018 and 2017 was $2.2 million and $20.8 million, respectively.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years. Included in accounts payable were $52.1 million and $25.5 million of capital accruals as of December 31, 2018 and 2017, respectively.

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
We evaluate our property and equipment for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. For more detailed information, see “Note 6— Loss on Impairment.”
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
Bonuses, Penalties and Other Variable Consideration. We may receive bonus increases to revenue or penalty decreases to revenue. Based on historical data and ongoing communication with the operator/customer, we are able to reasonably estimate this variable consideration. We will record such estimated variable consideration and re-measure our estimates at each reporting date. For revenue estimated, but not received, we will record to “Prepaid expenses and other current assets” on our Consolidated Balance Sheets.
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
Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof is highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is constrained revenue and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer as “Reimbursables and other” in our Consolidated Statements of Operations. Such amounts are recognized ratably over the period within the contract term during which the corresponding goods and services are to be consumed.
Deferred revenues from drilling contracts totaled $80.8 million and $114.3 million at December 31, 2018 and 2017, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $47.7 million at December 31, 2018 as compared to $55.7 million at December 31, 2017 and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
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
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the U.S., UK or jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

at the time that the expense was incurred. If the IRS or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. The Company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.
On December 22, 2017, the President of the United States signed into law legislation informally known as the Tax Cuts and Jobs Act (the “Act”). The Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. The Company recognized the income tax effects of the Act in its 2017 financial statements, including $109.0 million of tax benefit related to the write-down of our net deferred tax liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, in the reporting period in which the Act was enacted. During the fourth quarter of 2017, the Act resulted in the write-down of our U.S. net deferred tax liabilities. In accordance with the guidance issued in Staff Accounting Bulletin No. 118 (SAB No. 118), during the third quarter of 2018, we finalized our provisional amounts recorded as we completed our technical analysis, computations and tax law interpretations and filed our 2017 U.S. tax return. As a result, we recognized an additional tax benefit of $24.9 million. See “Note 11— Income Taxes,” for further information on the financial statement impact of the Act.
The Act introduces a new anti-deferral provision, which subjects a U.S. parent shareholder to current tax on certain income referred to as Global Intangible Low-Taxed Income, of its foreign subsidiaries. The Company has adopted a policy to treat tax due on future U.S. inclusions in taxable income as period costs when incurred.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2018 and 2017, loss reserves for personal injury and protection claims totaled $22.4 million and $22.0 million, respectively, and such amounts are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.
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
Litigation Contingencies
We are involved in legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements.
We review the developments in our contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgement is required to determine both the probability and the estimated amount.
Discontinued Operations
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Offshore”), to the holders of Noble’s ordinary shares. Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the Master Separation Agreement (the “MSA”) and the Tax Sharing Agreement (the “TSA”). During the year ended December 31, 2017, we recorded a non-cash loss of $1.5 million in “Net loss from discontinued operations, net of tax” on our Consolidated Statement of Operations from the effects of Paragon Offshore's rejection of the Separation Agreements. For additional information related to the Spin-off, refer to “Note 15— Commitments and Contingencies.”
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
Accounting Pronouncements
Accounting Standards Adopted
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which creates ASC Topic 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU No. 2014-09 supersedes the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and creates new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.
We adopted ASU 2014-09 and its related amendments, or collectively Topic 606, effective January 1, 2018 using the modified retrospective implementation method. Accordingly, we have applied the five-step method outlined in Topic 606 for determining when and how revenue is recognized to all contracts that were not completed as of the date of adoption. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported under the previous revenue recognition guidance. For contracts that were modified before the effective date, we have considered the modification guidance within the new standard and determined that the revenue recognized and contract balances recorded prior to adoption for such contracts were not impacted. While Topic 606 requires additional disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, its adoption has not had a material impact on the measurement or recognition of our revenues. Our modified retrospective adoption, for which we were not required to make any material changes to the prior year presentation, did not have a material effect on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, which amends ASC Topic 740, “Income Taxes.” The amendments in this update improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted the new standard effective January 1, 2018 under the modified retrospective approach. Accordingly, we recorded deferred charges of approximately $148.4 million to “Retained earnings” on our Consolidated Balance Sheets.
In March 2017, the FASB issued ASU No. 2017-07, which amends ASC Topic 715, “Compensation —Retirement Benefits; Improving the Presentation of Net Periodic Pension Cost and Postretirement Benefits Cost.” The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost for an entity's defined benefit pension and other postretirement plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit costs, as defined in paragraphs 715-30-35-4 and 715-60-35-9, are required to be presented in the income statement separately from the service cost component and outside of income from operations. We

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

adopted ASU No. 2017-07 effective January 1, 2018 and accordingly, we have made certain reclassifications between our “Contract drilling services” costs and “Interest income and other, net” on our Consolidated Statement of Operations.
In February 2018, the FASB issued ASU No. 2018-02, which amends ASC Topic 220, “Income Statement—Reporting Comprehensive Income.” The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 with early application permitted. We elected to adopt the new standard effective January 1, 2018 under the modified retrospective approach. The amendment should be applied on a retrospective basis to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act was recognized. As a result of the retrospective application, we reduced “Accumulated other comprehensive loss” in our Consolidated Balance Sheet with a cumulative adjustment to “Retained earnings” of approximately $5.5 million.
In August 2018, the FASB issued ASU No. 2018-15, which amends ASC Subtopic 350-40, “Intangibles—Goodwill and Other—Internal—Use Software.” The amendments in this update require an entity in a hosting arrangement that is a service contract to capitalize implementation costs. Entities are to follow the guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendment also requires the entity to expense these capitalized implementation costs over the term of the hosting arrangement. We elected to early adopt ASU No. 2018-15 effective September 30, 2018, on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842, “Leases”), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, time and uncertainty of cash flows arising from lease agreements. We expect to adopt this standard, on a modified retrospective basis, effective January 1, 2019 and will not restate comparative periods.
With respect to leases in which we are the lessee, we expect to recognize a lease liability and a corresponding right-of-use asset of approximately $28.0 million on our consolidated balance sheet as of January 1, 2019. We will elect the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. As lessee, we have taken the accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. We will recognize lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have concluded that the non-lease service of operating our equipment and providing expertise in the drilling of the client's well is predominant in our drilling contracts. We expect to apply the practical expedient to account for the lease and associated non-lease operations as a single component. With the election of the practical expedient, we will continue to present a single performance obligation under the new revenue guidance in ASC 606.
We are currently finalizing our evaluation of what other effect, if any, ASC 842 will have on our consolidated financial statements and related disclosures. We do not expect our adoption to materially affect our Consolidated Balance Sheet, Consolidated Statement of Operations, or Consolidated Statement of Cash Flows.
In August 2018, the FASB issued ASU No. 2018-14, which amends ASC Subtopic 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans — General.” This update applies to all employers that sponsor defined benefit pension or other postretirement plans and is part of the disclosure framework project to improve the effectiveness of disclosures in notes to the financial statements. The amendment is effective for fiscal years ending after December 15, 2020 and is required to be adopted on a retrospective basis for all periods presented. We do not expect the adoption of this guidance to materially affect our consolidated financial statements.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

During the years ended December 31, 2018, 2017 and 2016, the Bully joint ventures approved and paid dividends totaling $55.2 million, $113.8 million and $171.9 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at December 31, 2018 and 2017 totaled $0.7 billion and $1.3 billion, respectively. These assets were primarily funded through partner equity contributions. During the year ended December 31, 2018, we recognized a $550.3 million impairment on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 6— Loss on Impairment” for additional information. Cash held by the Bully joint ventures totaled approximately $45.2 million at December 31, 2018 as compared to approximately $41.6 million at December 31, 2017.
Note 3— Loss Per Share
The following table presents the computation of basic and diluted loss per share for Noble-UK:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Basic
Net loss from continuing operations	$(885,050)	$(515,025)	$(929,580)
Net loss from discontinued operations, net of tax	—	(1,486)	—
Net loss attributable to Noble Corporation plc	$(885,050)	$(516,511)	$(929,580)
Diluted
Net loss from continuing operations	$(885,050)	$(515,025)	$(929,580)
Net loss from discontinued operations, net of tax	—	(1,486)	—
Net loss attributable to Noble Corporation plc	$(885,050)	$(516,511)	$(929,580)
Denominator:
Weighted average shares outstanding - basic	246,614	244,743	243,127
Weighted average shares outstanding - diluted	246,614	244,743	243,127
Loss per share
Basic:
Loss from continuing operations	$(3.59)	$(2.10)	$(3.82)
Loss from discontinued operations	—	(0.01)	—
Net loss attributable to Noble Corporation plc	$(3.59)	$(2.11)	$(3.82)
Diluted:
Loss from continuing operations	$(3.59)	$(2.10)	$(3.82)
Loss from discontinued operations	—	(0.01)	—
Net loss attributable to Noble Corporation plc	$(3.59)	$(2.11)	$(3.82)
Dividends per share	$—	$—	$0.20
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the years ended December 31, 2018, 2017 and 2016, 12.5 million, 12.0 million and 9.9 million share-based awards, respectively, were excluded from the diluted loss per share since the effect would have been anti-dilutive.
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
While Noble owns all rights to amounts from that claim and will take available actions to recover such amounts, we believe the announced actions by Paragon Offshore create uncertainty relating to the prosecution of the claim and associated recovery, and accordingly, the disputed

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

amounts of approximately $14.4 million were written off through “Contract drilling services” costs on our Consolidated Statements of Operations during the year ended December 31, 2017.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	Year Ended December 31,
	2018	2017
Drilling equipment and facilities	$10,546,376	$11,746,629
Construction in progress	209,091	83,509
Other	200,945	204,193
Property and equipment, at cost	$10,956,412	$12,034,331

Capital expenditures, including capitalized interest, totaled $281.3 million, $111.1 million and $659.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, capitalized interest was $2.9 million, zero and $22.4 million, respectively.
During the year ended December 31, 2017, we recognized a $14.3 million charge in “Contract drilling services” costs related to damages sustained on the Noble Danny Adkins and Noble Jim Day during Hurricane Harvey in the U.S. Gulf of Mexico region.
On September 21, 2018, we purchased the Noble Johnny Whitstine, a new GustoMSC CJ46 design jackup rig, from the PaxOcean Group (“PaxOcean”) in connection with a concurrently awarded drilling contract in the Middle East region. We paid $93.8 million for the rig, with $33.8 million paid in cash and the remaining $60.0 million of the purchase price financed by the seller. See “Note 7— Debt” for additional information.
During the years ended December 31, 2018, 2017 and 2016, we recognized a non-cash loss on impairment of $802.1 million, $121.6 million and $1.5 billion, respectively, related to our long-lived assets. See “Note 6— Loss on Impairment” for additional information.
Note 6— Loss on Impairment
Asset Impairments
In connection with the preparation of the consolidated financial statements included in this Annual Report, consistent with our accounting policies discussed in “Note 1— Organization and Significant Accounting Policies,” we evaluate our property and equipment for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the year ended December 31, 2018, we conducted a review of our fleet. The review included an assessment of certain assumptions, including future marketability of each unit in light of its current technical specifications. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service.
During the years ended December 31, 2018, 2017, and 2016, we recognized a non-cash loss on impairment of $802.1 million, $121.6 million and $1.5 billion, respectively, related to certain rigs and related capital spares.
Based upon our impairment analysis, we impaired the carrying values to estimated fair values for the Noble Bully I, Noble Dave Beard, Noble Gene House, Noble Joe Beall, Noble Paul Romano, and certain capital spare equipment. During the year ended December 31, 2018, impairment charges related to these units and certain capital spare equipment were approximately $802.1 million. For our impaired units, we estimated the fair values of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. During the year ended December 31, 2018, we recognized a $550.3 million impairment on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 2— Consolidated Joint Ventures” for additional information.
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
On December 19, 2017, we entered into the First Amendment and Consent and Successor Agent Agreement (the “Amendment”) amending the 2015 Credit Facility. On January 3, 2018, the Amendment to the 2015 Credit Facility became fully effective. The Amendment caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility to $300.0 million and the termination of the 2015 Credit Facility's letter of credit sub-facility. The maturity of the 2015 Credit Facility remains January 2020. As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the year ended December 31, 2018. At December 31, 2018, we had no borrowings outstanding or letters of credit issued under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NCL”); Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman (“NIFCO”); and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility is approximately $1.5 billion. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. At December 31, 2018, we had $3.4 million of performance letters of credit outstanding under the 2017 Credit Facility. At December 31, 2018, other than the performance letters of credit, we had no borrowings outstanding under the 2017 Credit Facility.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At December 31, 2018, the interest rates in effect under our Credit Facilities were the highest permitted interest rates under those agreements.
Debt Issuance
In January 2018, we issued $750.0 million aggregate principal amount of our Senior Notes due 2026 (the “2026 Notes”) through our indirect wholly-owned subsidiary, NHIL. The net proceeds of the offering of approximately $737.4 million, after expenses, were used to retire a portion of our near-term senior notes in a related tender offer.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Seller Financing of Rigs
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “Seller Loan”). The Seller Loan has a term of four years and requires a 5% principal payment at the end of the third year with the remainder of the principal due at the end of the term. The Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four year term of the Seller Loan. Based on the terms of the Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, the paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
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
On February 14, 2019, we exercised our option to purchase a new jackup rig, to be known as the Noble Joe Knight, and we expect to complete the purchase in late February 2019. The purchase of the Noble Joe Knight will be partially funded with cash and seller loan on terms similar to the Noble Johnny Whitstine.
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
Debt Tender Offers, Repayments and Open Market Repurchases
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
In August 2018, we purchased $0.4 million aggregate principal amount of our Senior Notes due 2042 for approximately $0.3 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $0.1 million.
In October 2018, we purchased $27.4 million aggregate principal amount of various tranches of our senior notes for approximately $20.2 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $6.9 million.
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
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, on January 19, 2018, certain indirect subsidiaries of Noble-UK became guarantors under the 2017 Credit Facility, including Noble Dave Beard Limited, Noble Drilling (TVL) Ltd., Noble Resources Limited, Noble SA Limited, Noble BD LLC, Noble Drilling Holding LLC, Noble Drilling International GmbH, Noble Leasing (Switzerland) GmbH, and Noble Leasing III (Switzerland) GmbH. Certain other subsidiaries of Noble-UK may be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
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
In addition to the covenants from the Credit Facilities noted above, the covenants from the 2026 Notes described under “—Debt Issuance” above, and the covenant from the Seller Loan described under “—Seller Financing of Rig” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At December 31, 2018, our debt to total tangible capitalization ratio under our 2017 Credit Facility was approximately 0.48 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loan and expect to remain in compliance throughout 2019.
Five-year debt obligations
At December 31, 2018, aggregate principal repayments of total debt for the next five years and thereafter are as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$—	$65,890	$96,142	$99,481	$—	$3,673,040	$3,934,553

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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes
5.75% Senior Notes due March 2018	$—	$—	$249,843	$250,830
7.50% Senior Notes due March 2019	—	—	201,535	206,881
4.90% Senior Notes due August 2020	65,810	60,177	167,422	163,283
4.625% Senior Notes due March 2021	92,967	84,931	208,095	195,687
3.95% Senior Notes due March 2022	41,617	37,096	125,307	107,348
7.75% Senior Notes due January 2024	783,350	613,719	971,498	861,160
7.95% Senior Notes due April 2025	446,517	339,035	446,106	380,732
7.875% Senior Notes due February 2026	738,075	647,085	—	—
6.20% Senior Notes due August 2040	390,454	245,242	396,738	274,988
6.05% Senior Notes due March 2041	389,693	247,171	394,514	273,988
5.25% Senior Notes due March 2042	477,996	277,056	494,063	315,430
8.95% Senior Notes due April 2045	390,672	311,392	390,589	320,396
Other:
Seller-financed secured loan due September 2022	60,251	57,902	—	—
Total debt	3,877,402	2,920,806	4,045,710	3,350,723
Less: Current maturities of long-term debt	—	—	249,843	250,830
Long-term debt	$3,877,402	$2,920,806	$3,795,867	$3,099,893
Note 8— Equity
Share Capital
As of December 31, 2018, Noble-UK had approximately 246.8 million shares outstanding and trading as compared to approximately 245.0 million shares outstanding and trading at December 31, 2017. At our 2018 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to 82.2 million ordinary shares (at current nominal value of $0.01 per share) The right of our directors to allot shares will expire at the end of our 2019 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the year ended December 31, 2018.
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
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the years ended December 31, 2018, 2017 and 2016, we did not repurchase any of our shares.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Share-Based Compensation Plans
Stock Plans
During 2015, Noble Corporation plc shareholders approved a new equity plan, the Noble Corporation plc 2015 Omnibus Incentive Plan (the “2015 Incentive Plan”), which permits grants of options, stock appreciation rights (“SARs”), stock or stock unit awards or cash awards, any of which may be structured as a performance award, from time to time to employees who are to be granted awards under the 2015 Incentive Plan. Neither consultants nor non-employee directors are eligible for awards under the 2015 Incentive Plan.
During 2018, 2017 and 2016, the 2015 Incentive Plan was restated and shareholders approved amendments, primarily to increase the number of ordinary shares available for issuance as long-term incentive compensation under the 2015 Incentive Plan by 5.0 million, 3.7 million and 9.5 million shares, respectively. The maximum aggregate number of ordinary shares that may be granted for any and all awards under the 2015 Incentive Plan will not exceed 25.5 million shares and at December 31, 2018, we had 11.5 million shares remaining available for grants to employees.
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
Stock Options
Options have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. A summary of the status of stock options granted under both the 1991 Plan and 1992 Plan as of December 31, 2018, 2017 and 2016 and the changes during the year ended on those dates is presented below:

	2018		2017		2016
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,313,155	$29.51	1,420,175	$29.52	1,677,154	$29.48
Expired	(209,913)	33.56	(107,020)	29.74	(256,979)	29.22
Outstanding at end of year (1)	1,103,242	28.74	1,313,155	29.51	1,420,175	29.52
Exercisable at end of year (1)	1,103,242	$28.74	1,313,155	$29.51	1,420,175	$29.52

(1)	Options outstanding and exercisable at December 31, 2018 had no intrinsic value.
The following table summarizes additional information about stock options outstanding at December 31, 2018:

	Options Outstanding and Exercisable
	Number of Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$20.49 to $25.41	290,962	0.69	$21.40
$25.42 to $30.59	334,958	3.10	30.59
$30.60 to $32.78	477,322	1.70	31.91
Total	1,103,242	1.86	$28.74
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
There were no non-vested stock option balances at December 31, 2018 or any changes during the year ended December 31, 2018. No new stock options were granted during the years ended December 31, 2018, 2017 and 2016.
There was no compensation cost recognized during the years ended December 31, 2018, 2017 and 2016, respectively, related to stock options.
Restricted Stock Units (“RSUs”)
We have awarded both Time Vested RSUs (“TVRSUs”) and Performance Vested (“PVRSUs”) under the 1991 Plan and the 2015 Incentive Plan. The TVRSUs generally vest over a three-year period. The number of PVRSUs which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. Depending on the date the PVRSU was awarded, these criteria consist of market based criteria or market and performance based criteria.
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

	2018	2017	2016
Valuation assumptions:
Expected volatility	61.8%	56.4%	40.7%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.31%	1.49%	0.97%

Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
A summary of the RSUs awarded for each of the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
TVRSU
Units awarded	3,578,212	3,231,225	3,624,182
Weighted-average share price at award date	$4.71	$6.96	$7.78
Weighted-average vesting period (years)	3.0	3.0	3.0
PVRSU
Units awarded	2,733,906	2,474,978	2,914,044
Weighted-average share price at award date	$4.55	$7.28	$7.79
Three-year performance period ended December 31	2020	2019	2018
Weighted-average award-date fair value	$2.96	$4.37	$3.81
During the years ended December 31, 2018, 2017 and 2016, we awarded 267,204, 197,316 and 227,937 shares, respectively, to our non-employee directors.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

A summary of the status of non-vested RSUs at December 31, 2018 and changes during the year ended December 31, 2018 is presented below:

	TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at January 1, 2018	5,043,502	$7.95	5,645,454	$4.98
Awarded	3,578,212	4.71	2,733,906	4.87
Vested	(2,342,503)	8.67	(403,553)	9.12
Forfeited	(1,054,808)	6.43	(1,784,740)	5.97
Non-vested RSUs at December 31, 2018	5,224,403	$5.71	6,191,067	$4.38
(1)The number of PVRSUs shown equals the units that would vest if the “maximum” level of performance is achieved. The minimum number of units is zero and the “target” level of performance is 50 percent of the amounts shown.
At December 31, 2018, there was $15.8 million of total unrecognized compensation cost related to the TVRSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years. The total award-date fair value of TVRSUs vested during the year ended December 31, 2018 was $20.3 million.
At December 31, 2018, there was $6.7 million of total unrecognized compensation cost related to the PVRSUs, which is expected to be recognized over a remaining weighted-average period of 1.1 years. The total potential compensation for PVRSUs is recognized over the service period regardless of whether the performance thresholds are ultimately achieved. In February 2019, 1,450,802 PVRSUs for the 2016-2018 performance period were forfeited.
Share-based amortization recognized during the years ended December 31, 2018, 2017 and 2016 related to all restricted stock totaled $24.0 million ($21.9 million net of income tax), $29.1 million ($26.3 million net of income tax) and $34.7 million ($31.0 million net of income tax), respectively. During the years ended December 31, 2018 and 2017, capitalized share-based amortization was zero. During the year ended December 31, 2016, capitalized share-based amortization totaled approximately $0.2 million.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Note 9— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of AOCI for the years ended December 31, 2018 and 2017. All amounts within the tables are shown net of tax.

	Unrealized Gains /(Losses) on Cash Flow Hedges (1)	Defined Benefit Pension Items (2)	Foreign Currency Items	Total
Balance at December 31, 2016	$—	$(35,865)	$(16,275)	$(52,140)
Activity during period:
Other comprehensive income before reclassifications	1,239	6,630	990	8,859
Amounts reclassified from AOCI	(1,239)	1,632	—	393
Net other comprehensive income	—	8,262	990	9,252
Balance at December 31, 2017	$—	$(27,603)	$(15,285)	$(42,888)
Activity during period:
Stranded tax effect resulting from the Act (Note 1)	—	(5,540)	—	(5,540)
Balance at January 1, 2018	—	(33,143)	(15,285)	(48,428)
Activity during period:
Other comprehensive income before reclassifications	—	—	(2,729)	(2,729)
Amounts reclassified from AOCI	—	(5,915)	—	(5,915)
Net other comprehensive loss	—	(5,915)	(2,729)	(8,644)
Balance at December 31, 2018	$—	$(39,058)	$(18,014)	$(57,072)

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

Note 10— Revenue and Customers
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically 30 days. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Consolidated Balance Sheets.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2018	January 1, 2018
Current contract assets	$25,298	$21,229
Noncurrent contract assets	22,366	34,520
Total contract assets	47,664	55,749

Current contract liabilities (deferred revenue)	(32,906)	(35,422)
Noncurrent contract liabilities (deferred revenue)	(47,847)	(73,439)
Total contract liabilities	$(80,753)	$(108,861)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the year ended December 31, 2018 are as follows:

	Contract Assets	Contract Liabilities
Net balance at January 1, 2018	$55,749	$(108,861)

Amortization of deferred costs	(32,420)	—
Additions to deferred costs	24,335	—
Amortization of deferred revenue	—	47,798
Additions to deferred revenue	—	(19,690)
Total	(8,085)	28,108

Net balance at December 31, 2018	$47,664	$(80,753)
We have elected, as a practical expedient, not to disclose significant changes in the remaining performance obligation for the year ended December 31, 2017, which was before our adoption date of January 1, 2018.
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

	Year Ending December 31,
	2019	2020	2021	2022	2023 and beyond	Total
Drillships	$20,658	$15,677	$15,677	$9,266	$3,572	$64,850
Semisubmersibles	363	—	—	—	—	363
Jackups	11,868	3,672	—	—	—	15,540
Total	$32,889	$19,349	$15,677	$9,266	$3,572	$80,753

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2018. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Our revenue recognition pattern under ASC 606 is materially equivalent to revenue recognition under the previous guidance. For the year ended December 31, 2018, there were no material effects to our Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended December 31, 2018	Twelve Months Ended December 31, 2018
Drillships	$155,305	$532,833
Semisubmersibles	10,344	28,992
Jackups	126,400	474,257
Total	$292,049	$1,036,082
Note 11— Income Taxes
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
During the fourth quarter of 2017, the Act resulted in the write-down of our U.S. net deferred tax liabilities. In accordance with the guidance issued in SAB No. 118, during the third quarter of 2018, we finalized our provisional amounts recorded as we completed our technical analysis, computations and tax law interpretations and filed our 2017 U.S. tax return. As a result, we recognized an additional tax benefit of $24.9 million.
The Company has considered new provisions of The Act that became effective in 2018. Two such provisions, which had an impact on the Company’s financial results for the current period, are as follows:

•
The Act limits the deduction of interest paid or accrued on indebtedness. This limitation results in a deferral for U.S. federal income tax purposes and requires the recording of a deferred tax asset for the benefit of the interest deduction carryforward. The interest deduction carryforward has an indefinite life.

•
The Act eliminates the U.S. federal income tax carryback provision for net operating losses (“NOLs”) and limits the taxpayer’s ability to utilize NOL carryforwards to 80 percent of taxable income. The NOL carryforward has an indefinite life.

The Act also introduces a new anti-deferral provision, which subjects a U.S. parent shareholder to current tax on certain income, referred to as Global Intangible Low-Taxed Income, of its foreign subsidiaries. The Company has adopted a policy to treat tax due on future U.S. inclusions in taxable income as period costs when incurred.
The Company continues to monitor developments in regulations.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

The components of the net deferred taxes are as follows:

	2018	2017
Deferred tax assets
United States
Net operating loss carry forwards	$95,577	$—
Disallowed interest deduction carryforwards	51,423	—
Deferred pension plan amounts	11,887	10,758
Accrued expenses not currently deductible	9,688	11,585
Other	1,936	2,150
Non-U.S.
Net operating loss carry forwards	26,441	—
Disallowed interest deduction carryforwards	6,254	—
Deferred pension plan amounts	670	134
Other	—	14,085
Deferred tax assets	203,876	38,712
Less: valuation allowance	(12,306)	—
Net deferred tax assets	$191,570	$38,712
Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$(254,669)	$(182,401)
Other	(6,482)	(6,652)
Non-U.S.
Excess of net book basis over remaining tax basis	(1,066)	—
Other	(1,596)	(402)
Deferred tax liabilities	(263,813)	(189,455)
Net deferred tax liabilities	$(72,243)	$(150,743)
Income (loss) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
United States	$(136,083)	$(81,329)	$(428,087)
Non-U.S.	(1,101,093)	(368,485)	(538,942)
Total	$(1,237,176)	$(449,814)	$(967,029)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

The income tax provision (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current- United States	$(56,574)	$(227,707)	$61,928
Current- Non-U.S.	18,348	29,010	18,813
Deferred- United States	(67,371)	257,432	(189,880)
Deferred- Non-U.S.	(1,044)	(16,106)	(17)
Total	$(106,641)	$42,629	$(109,156)

The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties. In 2016, we released an uncertain tax position in Libya in the gross amount of $40 million coupled with a related tax benefit of $13 million.

	2018	2017	2016
Gross balance at January 1,	$174,437	$159,826	$169,687
Additions based on tax positions related to current year	97	14,187	15,665
Additions for tax positions of prior years	25	1,284	18,662
Reductions for tax positions of prior years	(12,806)	(860)	(43,701)
Expiration of statutes	(497)	—	(487)
Tax settlements	—	—	—
Gross balance at December 31,	161,256	174,437	159,826
Related tax benefits	(1,008)	(1,008)	(1,008)
Net reserve at December 31,	$160,248	$173,429	$158,818
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2018	2017
Reserve for uncertain tax positions, excluding interest and penalties	$160,248	$173,429
Interest and penalties included in “Other liabilities”	23,538	18,431
Reserve for uncertain tax positions, including interest and penalties	$183,786	$191,860
At December 31, 2018, the reserves for uncertain tax positions totaled $183.8 million (net of related tax benefits of 1.0 million). If a portion or all of the December 31, 2018 reserves are not realized, the provision for income taxes could be reduced by up to $183.8 million. At December 31, 2017, the reserves for uncertain tax positions totaled $191.9 million (net of related tax benefits of 1.0 million).
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
We include, as a component of our “Income tax provision,” potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $5.1 million in 2018, an income tax expense of $4.7 million in 2017 and an income tax benefit of $2.7 million in 2016.
During the year ended December 31, 2018, our income tax provision included non-cash items of $35.6 million related to the impairment of three rigs and certain capital spares. See “Note 6— Loss on Impairment” for additional information.
We conduct business globally and, as a result, we file numerous income tax returns in U.S. and in non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including in jurisdictions such as Brazil, Brunei, Bulgaria, Canada, Cyprus, Egypt, Hungary, Malta, Mexico, Nigeria, Norway, Saudi Arabia, Argentina, Australia, Denmark, Gabon, Luxembourg, Malaysia, the Netherlands, Oman, Qatar, Tanzania, Singapore, Suriname, Switzerland, the United Kingdom and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2010 and non-U.S. income tax examinations for years before 2000.

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

	Year Ended December 31,
	2018	2017	2016
Effect of:
Tax rates which are different than the UK and Cayman Island rates	4.0%	23.4%	8.4%
Tax impact of asset impairment	2.9%	11.7%	3.9%
Tax impact of tax restructuring	—%	(76.1)%	—%
Tax impact of the Act	2.1%	33.4%	—%
Reserve for (resolution of) tax authority audits	(0.4)%	(1.9)%	(1.0)%
Total	8.6%	(9.5)%	11.3%
Due to foreign tax credit limitation constraints, in 2018, 2017 and 2016, the Company has made the determination to take foreign tax expense as a deduction against U.S. taxable income.
At December 31, 2018, the Company asserted that the investment in foreign subsidiaries is permanent in nature, and estimated that there are no net cumulative earnings in its foreign subsidiaries.
For interim and annual reporting periods beginning after December 15, 2017, ASU No. 2016-16 will be applied on a modified retrospective basis to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. As the result of the application of this standard, we recorded deferred charges of $148.4 million in to “Retained earnings” on our Consolidated Balance Sheets.
During the fourth quarter of 2017, the Act resulted in the write-down of our U.S. net deferred tax liabilities. In accordance with the guidance issued in SAB No. 118, during the third quarter of 2018, we finalized our provisional amounts recorded as we completed our technical analysis, computations and tax law interpretations and filed our 2017 U.S. tax return. As a result, we recognized an additional tax benefit of $24.9 million.
Note 12— Employee Benefit Plans
Defined Benefit Plans
Noble Drilling (Land Support) Limited, an indirect, wholly-owned subsidiary of Noble-UK (“NDLS”), maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our “non-U.S. plan”).
In addition to the non-U.S. plan discussed above, we have a U.S. noncontributory defined benefit pension plan that covers certain salaried employees and a U.S. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified U.S. plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust (the “Trust”). The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified U.S. plans when required. The benefit amount that can be covered by the qualified U.S. plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salaried U.S. plan. We refer to the qualified U.S. plans and the excess benefit plan collectively as the “U.S. plans.”
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-U.S. and U.S. plans is as follows:

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Benefit obligation at beginning of year	$61,952	$235,175	$72,347	$216,577
Service cost	—	—	—	—
Interest cost	1,747	8,179	2,151	8,593
Actuarial loss (gain)	(2,683)	(20,673)	(11,265)	19,113
Plan amendments	285	—	—	—
Benefits paid	(3,282)	(7,218)	(2,836)	(6,795)
Settlements and curtailments	—	(4,519)	(4,825)	(2,313)
Foreign exchange rate changes	(3,121)	—	6,380	—
Benefit obligation at end of year	$54,898	$210,944	$61,952	$235,175
A reconciliation of the changes in fair value of plan assets is as follows:

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Fair value of plan assets at beginning of year	$77,141	$189,240	$71,286	$171,240
Actual return on plan assets	(1,366)	(16,326)	5,594	24,760
Employer contributions	—	4,553	651	2,348
Benefits paid	(3,282)	(7,218)	(2,836)	(6,795)
Settlement and curtailment	—	(4,519)	(4,597)	(2,313)
Foreign exchange rate changes	(3,896)	—	7,043	—
Fair value of plan assets at end of year	$68,597	$165,730	$77,141	$189,240
The funded status of the plans is as follows:

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Funded status	$13,699	$(45,214)	$15,189	$(45,935)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Other assets (noncurrent)	$13,699	$—	$15,189	$—
Other liabilities (current)	—	(1,062)	—	(2,312)
Other liabilities (noncurrent)	—	(44,152)	—	(43,623)
Net amount recognized	$13,699	$(45,214)	$15,189	$(45,935)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Amounts recognized in AOCI consist of:

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Net actuarial loss	$3,622	$45,358	$2,258	$39,569
Prior service cost	273	—	—	—
Deferred income tax asset	(670)	(9,524)	(375)	(13,849)
Accumulated other comprehensive loss	$3,225	$35,834	$1,883	$25,720

Pension costs include the following components:

	Years Ended December 31,
	2018		2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Service cost	$—	$—	$—	$—	$2,914	$6,647
Interest cost	1,747	8,179	2,151	8,593	2,412	9,557
Return on plan assets	(2,762)	(11,914)	(2,879)	(11,764)	(3,393)	(12,389)
Amortization of prior service cost	—	—	—	—	104	118
Recognized net actuarial loss	—	1,642	743	1,464	142	4,398
Settlement and curtailment gains	—	135	(838)	82	600	200
Net pension benefit cost (gain)	$(1,015)	$(1,958)	$(823)	$(1,625)	$2,779	$8,531
There is less than $0.1 million and $2.8 million estimated net actuarial losses and prior service costs for the non-U.S. plan and the U.S. plans, respectively, that will be amortized from AOCI into net periodic pension cost in 2019.
During the years ended December 31, 2018, 2017 and 2016, we adopted the Retirement Plan (“RP”) mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries for each of the respective years. The RP 2018, 2017 and 2016 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales decreased our pension liability on our U.S. plans by approximately $0.6 million, $1.6 million and $2.9 million as of December 31, 2018, 2017 and 2016.
During the fourth quarter of 2018, the UK High Court made a judgement confirming that UK pension schemes are required to equalize male and female members’ benefits for the effect of guaranteed minimum pensions (GMP). We have accounted for the impact of the GMP equalization as a plan amendment to our non-U.S. plan, and the impact is included as a prior service cost as of December 31, 2018, which will be amortized over the average life expectancy of the members at that date.
Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-U.S. and U.S. plans is summarized below:

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$54,898	$210,944	$61,952	$235,175
Accumulated benefit obligation	54,898	210,944	61,952	235,175
Fair value of plan assets	68,597	165,730	77,141	189,240

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2018 and 2017. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Projected benefit obligation	$—	$210,944	$—	$235,175
Fair value of plan assets	—	165,730	—	189,240
The PBO for the unfunded excess benefit plan was $10.5 million at December 31, 2018 as compared to $16.4 million in 2017, and is included under “U.S.” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2018 and 2017. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Accumulated benefit obligation	$—	$210,944	$—	$235,175
Fair value of plan assets	—	165,730	—	189,240
The ABO for the unfunded excess benefit plan was $10.5 million at December 31, 2018 as compared to $16.4 million in 2017, and is included under “U.S.” in the above tables.
Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	Years Ended December 31,
	2018		2017
	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	2.90%	3.65% - 4.29%	2.60%	2.84% - 3.66%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Years Ended December 31,
	2018		2017		2016
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	2.60%	2.84% - 3.66%	2.48% - 2.70%	3.00% - 4.24%	2.15% - 3.90%	3.09% - 4.48%
Expected long-term return on assets	3.70%	5.75% - 6.50%	4.10%	6.00% - 6.50%	1.60% - 5.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.60% - 4.20%	N/A
The discount rates used to calculate the net present value of future benefit obligations for our U.S. plans is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. We have determined that the timing and amount of expected cash outflows on our plans reasonably match this index. For our non-U.S. plan, the discount rate used to calculate the net present value of future benefit obligations is determined by using a yield curve of high quality bond portfolios with an average maturity approximating that of the liabilities.
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
Defined Benefit Plans—Plan Assets
Non-U.S. Plan
The NDLS pension Scheme targets an asset allocation of 48.0% return-seeking securities (Growth) and 52.0% debt securities (Matching). The trustees have decided to implement a de-risking strategy whereby the level of investment risk reduces as the Scheme’s funding level improves. The overall investment objective of the Scheme, as adopted by the Scheme’s Trustees, is to reach a fully funded position on the agreed de-risking basis of Gilts - 0.45% per annum. The objectives within the Scheme’s overall investment strategy is to outperform the cash + 4% per annum long term objective for Growth assets and to sufficiently hedge interest rate and inflation risk within the Matching portfolio in relation to the Scheme’s liabilities. By achieving these objectives, the Trustees believe the Scheme will be able to avoid significant volatility in the contribution rate and provide sufficient assets to cover the Scheme’s benefit obligations. To achieve this the Trustees have given Mercer, the appointed investment manager, full discretion in the day-to-day management of the Scheme’s assets and implementation of the de-risking strategy, who in turn invests in multiple underlying investment managers where appropriate. The Trustees meet with Mercer periodically to review and discuss their investment performance.
The actual fair values of the non-U.S. plan are as follows:

	Year Ended December 31, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$151	$151	$—	$—
Equity securities:
International companies	25,585	25,585	—	—
Fixed income securities:
Corporate bonds	42,861	42,861	—	—
Total	$68,597	$68,597	$—	$—

	Year Ended December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$280	$280	$—	$—
Equity securities:
International companies	54,145	54,145	—	—
Fixed income securities:
Corporate bonds	22,716	22,716	—	—
Other	—	—	—	—
Total	$77,141	$77,141	$—	$—
U.S. Plans
The fundamental objective of the Plan is to provide the capital assets necessary to meet the financial obligations made to Plan participants. In order to meet this objective, the Investment Policy Statement depicts how the investment assets of the Plan are to be managed in accordance with the overall target asset allocation of approximately 31.5% equity securities, 67.3% fixed income securities, and 1.2% in cash and equivalents.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

The target asset allocation is intended to generate sufficient capital to meet Plan obligations and provide a portfolio rate of return equal to or greater than the return realized using appropriate blended, market benchmark over a full market cycle (usually a three to five year time period). Actual allocations may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.
For investments in mutual funds, the assets of the Trust are subject to the guidelines and limits imposed by such mutual fund’s prospectus and the other governing documentation at the fund level.
No shares of Noble were included in equity securities at either December 31, 2018 or 2017.
The actual fair values of U.S. plan assets are as follows:

	Year Ended December 31, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4,801	$4,801	$—	$—
Equity securities:
United States	47,950	16,775	31,175	—
International	17,838	17,838	—	—
Fixed income securities:
Corporate bonds	64,802	59,648	5,154	—
Treasury bonds	30,339	30,339	—	—
Total	$165,730	$129,401	$36,329	$—

	Year Ended December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,275	$3,275	$—	$—
Equity securities:
United States	43,535	16,430	27,105	—
International	17,712	17,712	—	—
Fixed income securities:
Corporate bonds	40,793	40,793	—	—
Treasury bonds	83,925	83,925	—	—
Total	$189,240	$162,135	$27,105	$—
As of December 31, 2018, no single security made up more than 10 percent of total assets of either the U.S. or the non-U.S. plans.
Defined Benefit Plans—Cash Flows
In 2018, we made no contributions to our non-U.S. plan and contributions of $4.6 million to our U.S. plans. In 2017, we made total contributions of $0.7 million and $2.3 million to our non-U.S. and U.S. plans, respectively. In 2016, we made total contributions of $2.8 million and $0.4 million to our non-U.S. and U.S. plans, respectively. We expect our aggregate minimum contributions to our non-U.S. and U.S. plans in 2019, subject to applicable law, to be zero and $1.1 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

The following table summarizes our estimated benefit payments at December 31, 2018:

		Payments by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Estimated benefit payments
Non-U.S. plans	$38,334	$3,255	$3,372	$3,492	$3,617	$3,747	$20,851
U.S. plans	109,275	8,873	9,320	13,562	9,754	10,351	57,415
Total estimated benefit payments	$147,609	$12,128	$12,692	$17,054	$13,371	$14,098	$78,266
Other Benefit Plans
We sponsor a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The 401(k) Restoration Plan has no assets, and amounts withheld for the 401(k) Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At both December 31, 2018 and 2017, our liability for the 401(k) Restoration Plan was $8.2 million and $8.8 million, respectively, and is included in “Accrued payroll and related costs.”
In 2005, we enacted a profit sharing plan, the Noble Drilling Services Inc. Profit Sharing Plan, which covers eligible employees, as defined in the plan. Participants in the plan become fully vested in the plan after three years of service. Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $2.3 million, $3.1 million and $6.0 million, respectively, for three years ended December 31, 2018, 2017 and 2016.
We sponsor other retirement, health and welfare plans and a 401(k) savings plan for the benefit of our employees. The cost of maintaining these plans for continuing operations aggregated approximately $25.0 million, $27.6 million and $37.2 million in 2018, 2017 and 2016, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
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
Cash Flow Hedges
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during the year ended December 31, 2018.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

FCX Settlement
Pursuant to the FCX Settlement, Noble could have received contingent payments from the FCX Settlement on September 30, 2017, depending on the average price of oil over a 12-month period from June 30, 2016 through June 30, 2017. The average price of oil was calculated using the daily closing price of West Texas Intermediate crude oil (“WTI”) (CL1) on the New York Mercantile Exchange for the period of June 30, 2016 through June 30, 2017. If the price of WTI averaged more than $50 per barrel during such period, Freeport would have paid $25.0 million to Noble. In addition to the $25.0 million contingent payment, if the price of WTI averaged more than $65 per barrel during such period, Freeport would have paid an additional $50.0 million to Noble. These contingent payments did not qualify for hedge accounting treatment under FASB standards, and therefore, the change in fair value was recognized as a loss in our Consolidated Statements of Operations. These contingent payments are referred to as non-designated derivatives in the following table.
The price of WTI did not average more than $50 per barrel during the 12-month period. As of June 30, 2017, the fair value of these contingent payments was reduced to zero, as the period for earning the contingent payments had ended.
Financial Statement Presentation
The following table, together with “Note 14— Fair Value of Financial Instruments,” summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCI or as “Contract drilling services” revenue or costs for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	2018	2017	2018	2017
	Unrealized gain/(loss) recognized through AOCI		Gain/(loss) reclassified from AOCI to “Contract drilling services” costs		Gain/(loss) recognized through “Contract drilling services” revenue
Cash flow hedges
Foreign currency forward contracts	$—	$(1,239)	$—	$—	$—	$1,239
Non-designated derivatives
FCX Settlement	$—	$—	$—	$—	$—	$(14,400)

There were no foreign currency forward contracts outstanding or entered into during the year ended December 31, 2018.
Note 14— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	December 31, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$8,659	$8,659	$—	$—

	December 31, 2017
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,321	$7,321	$—	$—
Our cash and cash equivalents, and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Consolidated Balance Sheets approximate fair value.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Note 15— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries for patent infringement in a Texas federal court. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling. We were aware of the patents when we constructed the rigs. The patents are now expired in the United States and most other countries. While there is inherent risk in litigation, we do not believe that our rigs infringe the Transocean patents. Transocean also recently added another claim alleging that we breached a 2007 settlement agreement we entered into with Transocean relating to patent claims in respect of another Noble rig. We also do not believe there has been any breach of the 2007 agreement. The litigation continues, and we believe the court could set a trial date for the third quarter of 2019. We continue to defend ourselves vigorously against this claim.
Brazil commercial agent
We previously used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts. This agent represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we conducted a review, which was substantially completed in 2017, of our relationship with the agent and with Petrobras. We have been in contact and cooperated with the SEC, the Brazilian federal prosecutor’s office and the U.S. Department of Justice (“DOJ”) about this matter, and in December 2018, the SEC and the DOJ each advised us that they had closed their file on this matter. We have remained in contact with the Brazilian federal prosecutor’s office, who is aware of our internal review, and continue to cooperate with any questions or requests they may have. To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.
Paragon Offshore
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
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer need the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to, among other things, create and fund a $10.0 million. litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification agreements with us. We requested that the court dismiss the claims of breach of fiduciary duty, aiding and abetting breach of fiduciary duty and unjust enrichment, and require such claims to be arbitrated under the MSA entered into between Noble and Paragon Offshore at the time of the Spin-off, as well as stay the other proceedings during the pendency of the arbitration. The court ruled that the unjust enrichment claim be arbitrated and that the other claims proceed in bankruptcy court. We and the litigation trust have mutually agreed to drop our respective appeals of the arbitration ruling and now all matters will be heard in court, which will streamline the case. Discovery continues and the court has approved a litigation schedule, which could result in all pre-trial activity being completed by the end of 2019. A trial date has not yet been set.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. We intend to defend ourselves vigorously. However, there is inherent risk and substantial expense in litigation, and the amount of damages the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay could have a material adverse effect on our business, financial condition and results of operations. Because of our view of the merits of the claims and the significant discovery still to be conducted in the litigation, we are not currently able to make a reasonable estimation of the amount of possible loss we may incur, if any. Subsequent developments in the litigation may make such an estimation possible, in which case we may record a charge against our income when a loss is reasonably estimable. This may occur even though the litigation may still be ongoing. Any charge could be material and could have a material adverse effect on our financial condition and results of operations. It may also be materially different than any amount we are required to pay once the litigation is concluded.
We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off, we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
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
During the year ended December 31, 2017, we recognized net charges of $15.9 million, with a non-cash loss of $1.5 million recorded in “Net loss from discontinued operations, net of tax” on our Consolidated Statement of Operations relating to Paragon Offshore’s emergence from bankruptcy.”
Tax matters
During 2014, the Internal Revenue Service (“IRS”) began its examination of our tax reporting in the U.S. for the taxable years ended December 31, 2010 and 2011. The IRS examination team has completed its examination of our 2010 and 2011 U.S. tax returns and proposed adjustments and deficiencies with respect to certain items that were reported by us for the 2010 and 2011 tax year. On December 19, 2016, we received the Revenue Agent Report from the IRS. We believe that we have accurately reported all amounts in our tax returns, and have submitted administrative protests with the IRS Office of Appeals contesting the examination team’s proposed adjustments. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the adjustments proposed by the IRS examination team will not have a material adverse effect on our consolidated financial statements. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns.
Audit claims of approximately $50.7 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2005 and 2007. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
We lease certain office space and warehouse facilities under cancelable and non-cancelable leases. Rent expense under these arrangements totaled $7.5 million, $8.3 million and $7.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The table below depicts future minimum rental commitments under our operating leases as of December 31, 2018:

2019	2020	2021	2022	2023	Thereafter	Total (1)
$15,213	$7,913	$5,522	$1,821	$695	$5,724	$36,888

(1)	In February 2019, we amended the lease of our Sugar Land office to extend the lease for an additional ten years and to reduce the rented space. The above table does not include this lease amendment.
Note 16— Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of December 31, 2018, our contract drilling services segment conducts contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, the Black Sea, South America and the U.S. Gulf of Mexico.
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues for Year Ended December 31,			Identifiable Assets as of December 31,
	2018	2017	2016	2018	2017
Argentina	$—	$—	$51,627	$—	$—
Australia	—	12,262	89,847	243,388	257,415
Brazil	—	—	27,640	13,299	25,645
Brunei	3,080	45,450	42,710	—	119
Bulgaria	84,757	55,145	78,985	645,689	657,806
Canada	47,085	1,639	—	219,421	238,902
Curacao	—	—	—	82,521	647,554
Denmark	35,855	44,671	46,342	242,831	250,851
East Timor	33,733	—	—	—	—
Egypt	112,473	—	—	689,965	—
Gabon	—	—	23,385	8,065	8,378
Guyana	50,839	—	—	1,250,390	—
Malaysia	91,052	131,696	168,826	665,822	293,297
Mexico	—	—	—	27,542	27,391
Myanmar	16,572	—	—	152,629	—
Qatar	35,180	16,488	608	478,708	—
Saudi Arabia	156,989	140,453	120,132	380,421	455,296
Singapore	1,769	—	—	125,574	911,515

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

South Africa	—	48,228	1,803	—	—
Suriname	(3)	13,034	—	—	—
Tanzania	381	1,526	48,394	—	—
The Netherlands	—	—	42	—	—
Turkey	—	(3)	—	—	—
United Arab Emirates	(17)	99,825	86,446	45,205	590,863
United Kingdom	194,602	209,338	95,621	1,152,596	894,902
United States	218,479	417,163	1,404,365	2,840,857	5,534,725
Other	—	—	15,292	—	—
Total	$1,082,826	$1,236,915	$2,302,065	$9,264,923	$10,794,659
Note 17— Supplemental Financial Information
Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $80.8 million and $114.3 million at December 31, 2018 and 2017, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $47.7 million at December 31, 2018 as compared to $55.7 million at December 31, 2017, and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK			Noble-Cayman
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Accounts receivable	$3,974	$114,456	$179,779	$3,974	$114,456	$179,779
Other current assets	(2,722)	26,155	81,657	(2,700)	23,309	79,720
Other assets	(10,378)	(89,021)	138,210	(6,424)	(91,236)	136,130
Accounts payable	14,955	(14,625)	(68,209)	14,795	(14,429)	(66,421)
Other current liabilities	(13,940)	33,906	(209,739)	(13,495)	35,033	(203,763)
Other liabilities	(26,829)	(92,096)	(31,389)	(26,829)	(87,213)	(32,732)
Total net change in assets and liabilities	$(34,940)	$(21,225)	$90,309	$(30,679)	$(20,080)	$92,713

Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of December 31, 2018, December 31, 2017 and December 31, 2016 were $52.1 million, $25.5 million and $35.1 million, respectively.
We entered into a $60.0 million Seller Loan to finance a portion of the purchase price for the Noble Johnny Whitstine in September 2018. See “Note 7— Debt” for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Additional cash flow information is as follows:

	Noble - UK			Noble - Cayman
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Cash paid during the period for:
Interest, net of amounts capitalized	$286,506	$246,960	$232,907	$286,506	$246,960	$232,907
Income taxes (net of refunds)	(107,554)	30,590	100,544	(107,554)	30,590	100,717
Non-cash activities during the period:
Spin-off of Paragon Offshore	N/A	N/A	N/A	N/A	N/A	N/A

In accordance with our adoption of ASU No. 2016-09, prior period excess tax benefits, which were previously classified as a financing activity in “Employee stock transactions,” are now classified as an operating activity in “Net change in other assets and liabilities” on our Consolidated Statement of Cash Flows and current period excess tax benefits are now recognized in our Consolidated Statement of Operations through income taxes. Additionally, shares withheld for taxes on employee stock transactions, which were previously classified as an operating activity in “Net change in other assets and liabilities,” are now classified as a financing activity in “Employee stock transactions” on our Consolidated Statement of Cash Flows.
Revision of Prior Period Financial Statements
During the preparation of our 2018 financial statements, we identified a computational error that resulted in misstatements of certain line items on the Consolidated Statements of Cash Flows for Noble Corporation plc and Noble Corporation (Cayman) for the years ended December 31, 2017 and 2016. These errors did not impact our cash, cash equivalents and restricted cash balances. We assessed the materiality of the misstatements and concluded the misstatements were immaterial to the previously issued financial statements.
We have revised the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016. The impacts on the Consolidated Statements of Cash Flows and related notes to the financial statements are presented below:

	Consolidated Statements of Cash Flows - Noble Corporation plc
	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Accounts payable	$22,638	$(37,263)	$(14,625)	$(84,873)	$16,664	$(68,209)
Net effect of changes in other assets and liabilities	16,038	(37,263)	(21,225)	73,645	16,664	90,309

	Consolidated Statements of Cash Flows - Noble Corporation (Cayman)
	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Accounts payable	$22,834	$(37,263)	$(14,429)	$(83,085)	$16,664	$(66,421)
Net effect of changes in other assets and liabilities	17,183	(37,263)	(20,080)	76,049	16,664	92,713

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands
Note 18— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is an issuer, co-issuer or full and unconditional guarantor or otherwise obligated as of December 31, 2018 with respect to registered securities as follows (see “Note 7— Debt” for additional information):

Issuer
Notes (1)	(Co-Issuer(s))	Guarantor
5.75% Senior Notes due 2018	NHIL	Noble-Cayman
7.50% Senior Notes due 2019 (2)	NHUS	Noble-Cayman
Noble Drilling Holding, LLC (“NDH”)
Noble Drilling Services 6 LLC (“NDS6”)
4.90% Senior Notes due 2020	NHIL	Noble-Cayman
4.625% Senior Notes due 2021	NHIL	Noble-Cayman
3.95% Senior Notes due 2022	NHIL	Noble-Cayman
7.75% Senior Notes due 2024	NHIL	Noble-Cayman
7.95% Senior Notes due 2025	NHIL	Noble-Cayman
6.20% Senior Notes due 2040	NHIL	Noble-Cayman
6.05% Senior Notes due 2041	NHIL	Noble-Cayman
5.25% Senior Notes due 2042	NHIL	Noble-Cayman
8.95% Senior Notes due 2045	NHIL	Noble-Cayman
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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble - Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$17,818	$356,557	$—	$374,375
Accounts receivable	—	—	200,722	—	200,722
Taxes receivable	—	—	20,498	—	20,498
Short-term notes receivable from affiliates	—	—	3,175,662	(3,175,662)	—
Accounts receivable from affiliates	275,726	61,046	4,823,902	(5,160,674)	—
Prepaid expenses and other current assets	—	—	61,917	—	61,917
Total current assets	275,726	78,864	8,639,258	(8,336,336)	657,512
Property and equipment, at cost	—	—	10,956,412	—	10,956,412
Accumulated depreciation	—	—	(2,475,694)	—	(2,475,694)
Property and equipment, net	—	—	8,480,718	—	8,480,718
Notes receivable from affiliates	5,145	—	—	(5,145)	—
Investments in affiliates	7,716,068	12,300,840	—	(20,016,908)	—
Other assets	609	—	124,540	—	125,149
Total assets	$7,997,548	$12,379,704	$17,244,516	$(28,358,389)	$9,263,379
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	$—	$3,175,662	$—	$(3,175,662)	$—
Accounts payable	45	—	125,192	—	125,237
Accrued payroll and related costs	—	—	50,284	—	50,284
Accounts payable to affiliates	3,725,506	1,098,395	336,773	(5,160,674)	—
Taxes payable	—	—	29,386	—	29,386
Interest payable	3	99,997	100	—	100,100
Other current liabilities	—	—	60,012	—	60,012
Total current liabilities	3,725,554	4,374,054	601,747	(8,336,336)	365,019
Long-term debt	—	3,817,153	60,249	—	3,877,402
Notes payable to affiliates	—	—	5,145	(5,145)	—
Deferred income taxes	—	—	91,695	—	91,695
Other liabilities	19,929	—	255,866	—	275,795
Total liabilities	3,745,483	8,191,207	1,014,702	(8,341,481)	4,609,911
Commitments and contingencies
Total shareholder equity	4,252,065	4,188,497	15,828,411	(20,016,908)	4,252,065
Noncontrolling interests	—	—	401,403	—	401,403
Total equity	4,252,065	4,188,497	16,229,814	(20,016,908)	4,653,468
Total liabilities and equity	$7,997,548	$12,379,704	$17,244,516	$(28,358,389)	$9,263,379

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2018
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$1,036,082	$—	$1,036,082
Reimbursables and other	—	—	46,744	—	46,744
Total operating revenues	—	—	1,082,826	—	1,082,826
Operating costs and expenses
Contract drilling services	2	(22)	628,148	—	628,128
Reimbursables	—	—	37,084	—	37,084
Depreciation and amortization	—	—	482,660	—	482,660
General and administrative	57	214	37,932	—	38,203
Loss on impairment	—	—	802,133	—	802,133
Total operating costs and expenses	59	192	1,987,957	—	1,988,208
Operating loss	(59)	(192)	(905,131)	—	(905,382)
Other income (expense)
Income (loss) of unconsolidated affiliates - continuing operations	(2,738,475)	(258,687)	—	2,997,162	—
Interest expense, net of amounts capitalized	(1,324)	(449,824)	(1,911,822)	2,065,359	(297,611)
Gain (loss) on extinguishment of debt, net	(2,336)	12,651	(12,108)	—	(1,793)
Interest income and other, net	1,897,709	(74)	176,006	(2,065,359)	8,282
Income (loss) before income taxes	(844,485)	(696,126)	(2,653,055)	2,997,162	(1,196,504)
Income tax benefit (provision)	—	—	106,534	—	106,534
Net income (loss)	(844,485)	(696,126)	(2,546,521)	2,997,162	(1,089,970)
Net income attributable to noncontrolling interests	—	—	245,485	—	245,485
Net income (loss) attributable to Noble Corporation	(844,485)	(696,126)	(2,301,036)	2,997,162	(844,485)
Other comprehensive income (loss), net	(8,644)	—	(8,644)	8,644	(8,644)
Comprehensive income (loss) attributable to Noble Corporation	$(853,129)	$(696,126)	$(2,309,680)	$3,005,806	$(853,129)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2017
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$168,592	$—	$—	$1,086,320	$(47,886)	$1,207,026
Reimbursables and other	—	—	3,443	—	—	26,446	—	29,889
Total operating revenues	—	—	172,035	—	—	1,112,766	(47,886)	1,236,915
Operating costs and expenses
Contract drilling services	304	12,090	43,161	3,115	—	629,699	(47,886)	640,483
Reimbursables	—	—	1,992	—	—	16,443	—	18,435
Depreciation and amortization	—	—	58,236	—	—	484,883	—	543,119
General and administrative	129	5,761	—	1,588	9	33,600	—	41,087
Loss on impairment	—	—	45,012	—	—	76,627	—	121,639
Total operating costs and expenses	433	17,851	148,401	4,703	9	1,241,252	(47,886)	1,364,763
Operating income (loss)	(433)	(17,851)	23,634	(4,703)	(9)	(128,486)	—	(127,848)
Other income (expense)
Income (loss) of unconsolidated affiliates - continuing operations	(476,382)	(528,702)	82,596	188,809	17,874	—	715,805	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	2,967	4,566	—	—	—	—	(7,533)	—
Interest expense, net of amounts capitalized	(10,951)	(32,838)	(13,493)	(430,580)	(15,288)	(130,442)	341,603	(291,989)
Interest income and other, net	10,483	(141)	87,287	4,771	224,772	22,164	(341,603)	7,733
Income (loss) before income taxes	(474,316)	(574,966)	180,024	(241,703)	227,349	(236,764)	708,272	(412,104)
Income tax benefit (provision)	—	241,960	(440)	—	—	(284,115)	—	(42,595)
Net income (loss) from continuing operations	(474,316)	(333,006)	179,584	(241,703)	227,349	(520,879)	708,272	(454,699)
Net income (loss) from discontinuing operations, net of tax	—	(1,598)	—	—	—	4,565	—	2,967
Net income (loss)	(474,316)	(334,604)	179,584	(241,703)	227,349	(516,314)	708,272	(451,732)
Net income attributable to noncontrolling interests	—	—	—	—	—	(20,589)	(1,995)	(22,584)
Net income (loss) attributable to Noble Corporation	(474,316)	(334,604)	179,584	(241,703)	227,349	(536,903)	706,277	(474,316)
Other comprehensive income (loss), net	9,252	—	—	—	—	9,252	(9,252)	9,252
Comprehensive income (loss) attributable to Noble Corporation	$(465,064)	$(334,604)	$179,584	$(241,703)	$227,349	$(527,651)	$697,025	$(465,064)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME and COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2016
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$250,049	$—	$—	$2,086,848	$(94,697)	$2,242,200
Reimbursables and other	—	—	9,190	—	—	51,375	—	60,565
Total operating revenues	—	—	259,239	—	—	2,138,223	(94,697)	2,302,765
Operating costs and expenses
Contract drilling services	4,532	18,902	70,801	84,309	—	788,065	(94,697)	871,912
Reimbursables	—	—	8,231	—	—	37,268	—	45,499
Depreciation and amortization	—	—	91,802	—	—	519,211	—	611,013
General and administrative	1,264	8,716	—	40,082	1	(4,018)	—	46,045
Loss on impairment	—	—	—	—	—	1,458,749	—	1,458,749
Total operating costs and expenses	5,796	27,618	170,834	124,391	1	2,799,275	(94,697)	3,033,218
Operating income (loss)	(5,796)	(27,618)	88,405	(124,391)	(1)	(661,052)	—	(730,453)
Other income (expense)
Income (loss) of unconsolidated affiliates	(962,662)	(257,142)	(980,099)	(333,446)	515,518	—	2,017,831	—
Interest expense, net of amounts capitalized	(27,891)	(70,494)	(11,461)	(228,423)	(15,117)	(122,345)	252,816	(222,915)
Gain on extinguishment of debt, net	—	—	—	17,814	—	—	—	17,814
Interest income and other, net	96,635	120	12,616	20,412	15,058	106,359	(252,816)	(1,616)
Income (loss) before income taxes	(899,714)	(355,134)	(890,539)	(648,034)	515,458	(677,038)	2,017,831	(937,170)
Income tax benefit (provision)	—	(42,522)	163	—	—	151,522	—	109,163
Net income (loss)	(899,714)	(397,656)	(890,376)	(648,034)	515,458	(525,516)	2,017,831	(828,007)
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	(39,294)	(32,413)	(71,707)
Net income (loss) attributable to Noble Corporation	(899,714)	(397,656)	(890,376)	(648,034)	515,458	(564,810)	1,985,418	(899,714)
Other comprehensive income (loss), net	11,035	—	—	—	—	11,035	(11,035)	11,035
Comprehensive income (loss) attributable to Noble Corporation	$(888,679)	$(397,656)	$(890,376)	$(648,034)	$515,458	$(553,775)	$1,974,383	$(888,679)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2018
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,920,724	$(426,298)	$(1,281,667)	$—	$212,759
Cash flows from investing activities
Capital expenditures	—	—	(194,779)	—	(194,779)
Proceeds from disposal of assets	—	—	5,402	—	5,402
Net cash used in investing activities	—	—	(189,377)	—	(189,377)
Cash flows from financing activities
Issuance of senior notes	—	750,000	—	—	750,000
Repayment of long-term debt	—	(759,053)	(213,655)	—	(972,708)
Debt issuance costs	(845)	(13,027)	(1,767)	—	(15,639)
Dividends paid to noncontrolling interests	—	—	(27,579)	—	(27,579)
Distribution to parent company, net	(44,417)	—	—	—	(44,417)
Advances (to) from affiliates	(1,875,473)	436,872	1,438,601	—	—
Net cash provided by (used in) financing activities	(1,920,735)	414,792	1,195,600	—	(310,343)
Net change in cash, cash equivalents and restricted cash	(11)	(11,506)	(275,444)	—	(286,961)
Cash, cash equivalents and restricted cash, beginning of period	11	29,324	632,676	—	662,011
Cash, cash equivalents and restricted cash, end of period	$—	$17,818	$357,232	$—	$375,050

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2017
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$32,195	$100,883	$209,898	$(403,391)	$217,080	$298,409	$—	$455,074
Cash flows from investing activities
Capital expenditures	—	—	(3,622)	—	—	(117,085)	—	(120,707)
Proceeds from disposal of assets	—	—	46	—	—	2,336	—	2,382
Net cash used in investing activities	—	—	(3,576)	—	—	(114,749)	—	(118,325)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(300,000)	—	—	—	(300,000)
Debt issuance costs on senior notes and credit facilities	—	—	—	(42)	—	—	—	(42)
Dividends paid to noncontrolling interests	—	—	—	—	—	(56,881)	—	(56,881)
Contributions from parent company, net	28,352	—	—	—	—	—	—	28,352
Advances (to) from affiliates	(63,073)	(100,883)	(194,017)	732,757	(217,080)	(157,704)	—	—
Net cash provided by (used in) financing activities	(34,721)	(100,883)	(194,017)	432,715	(217,080)	(214,585)	—	(328,571)
Net change in cash, cash equivalents and restricted cash	(2,526)	—	12,305	29,324	—	(30,925)	—	8,178
Cash, cash equivalents and restricted cash, beginning of period	2,537	—	10,855	—	—	640,441	—	653,833
Cash, cash equivalents and restricted cash, end of period	$11	$—	$23,160	$29,324	$—	$609,516	$—	$662,011

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2016
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$97,388	$(150,735)	$149,431	$(344,112)	$(60)	$1,421,023	$—	$1,172,935
Cash flows from investing activities
Capital expenditures	—	—	(492,985)	—	—	(218,418)	—	(711,403)
Proceeds from disposal of assets	—	—	—	—	—	24,808	—	24,808
Net cash provided by (used in) investing activities	—	—	(492,985)	—	—	(193,610)	—	(686,595)
Cash flows from financing activities
Repayment of long-term debt	—	—	—	(1,049,338)	—	—	—	(1,049,338)
Issuance of senior notes	—	—	—	980,100	—	—	—	980,100
Tender offer premium	—	—	—	(24,649)	—	—	—	(24,649)
Debt issuance costs on senior notes and credit facilities	—	—	—	(12,111)	—	—	—	(12,111)
Dividends paid to noncontrolling interests	—	—	—	—	—	(85,944)	—	(85,944)
Distributions to parent company, net	(152,360)	—	—	—	—	—	—	(152,360)
Advances (to) from affiliates	55,882	150,735	352,308	450,110	60	(1,009,095)	—	—
Net cash provided by (used in) financing activities	(96,478)	150,735	352,308	344,112	60	(1,095,039)	—	(344,302)
Net change in cash, cash equivalents and restricted cash	910	—	8,754	—	—	132,374	—	142,038
Cash, cash equivalents and restricted cash, beginning of period	1,627	—	2,101	—	—	508,067	—	511,795
Cash, cash equivalents and restricted cash, end of period	$2,537	$—	$10,855	$—	$—	$640,441	$—	$653,833

Revision of Prior Period Financial Statements
During the preparation of our 2018 financial statements, we identified a computational error that resulted in misstatements of certain line items on the Consolidated Statements of Cash Flows for Noble Corporation (Cayman) for the years ended December 31, 2017 and 2016. These errors did not impact our cash, cash equivalents and restricted cash balances. We assessed the materiality of the misstatements and concluded the misstatements were immaterial to the previously issued financial statements.
We have revised the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016. The impacts on the Consolidated Statements of Cash Flows and related notes to the financial statements are presented below:

	Year Ended December 31, 2017
	As Reported - Noble Corporation (Cayman)
	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$32,195	$100,883	$209,898	$(403,391)	$217,080	$335,672	$—	$492,337

Cash flows from investing activities
Capital expenditures	—	—	(3,622)	—	—	(154,348)	—	(157,970)
Net cash used in investing activities	—	—	(3,576)	—	—	(152,012)	—	(155,588)

	Adjustments - Noble Corporation (Cayman)
	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	—	—	—	—	—	(37,263)	—	(37,263)

Cash flows from investing activities
Capital expenditures	—	—	—	—	—	37,263	—	37,263
Net cash used in investing activities	—	—	—	—	—	37,263	—	37,263

	As Revised - Noble Corporation (Cayman)
	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	32,195	100,883	209,898	(403,391)	217,080	298,409	—	455,074

Cash flows from investing activities
Capital expenditures	—	—	(3,622)	—	—	(117,085)	—	(120,707)
Net cash used in investing activities	—	—	(3,576)	—	—	(114,749)	—	(118,325)

	Year Ended December 31, 2016
	As Reported - Noble Corporation (Cayman)
	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$97,388	$(150,735)	$149,431	$(344,112)	$(60)	$1,404,359	$—	$1,156,271

Cash flows from investing activities
Capital expenditures	—	—	(492,985)	—	—	(201,754)	—	(694,739)
Net cash used in investing activities	—	—	(492,985)	—	—	(176,946)	—	(669,931)

	Adjustments - Noble Corporation (Cayman)
	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$—	$16,664	$—	$16,664

Cash flows from investing activities
Capital expenditures	—	—	—	—	—	(16,664)	—	(16,664)
Net cash used in investing activities	—	—	—	—	—	(16,664)	—	(16,664)

	As Revised - Noble Corporation (Cayman)
	Noble- Cayman	NHUS	NDH	NHIL	NDS6	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flow from operating activities
Net cash provided by (used in) operating activities	$97,388	$(150,735)	$149,431	$(344,112)	$(60)	$1,421,023	$—	$1,172,935

Cash flows from investing activities
Capital expenditures	—	—	(492,985)	—	—	(218,418)	—	(711,403)
Net cash used in investing activities	—	—	(492,985)	—	—	(193,610)	—	(686,595)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

Note 19— Unaudited Interim Financial Data
Unaudited interim consolidated financial information from continuing operations for Noble-UK is as follows:

	Quarters Ended
	March 31	June 30	September 30	December 31
2018
Operating revenues	$235,157	$258,369	$279,408	$309,892
Operating loss	(56,880)	(845,606)	(21,843)	(21,745)
Net loss from continuing operations	(142,334)	(628,063)	(81,591)	(33,062)
Net loss per share from continuing operations attributable to Noble-UK (1)
Basic
Loss from continuing operations	(0.58)	(2.55)	(0.33)	(0.13)
Diluted
Loss from continuing operations	(0.58)	(2.55)	(0.33)	(0.13)

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Operating revenues	$362,976	$278,142	$266,212	$329,585
Operating loss	(45,463)	(44,285)	(56,604)	(110,294)
Net loss from continuing operations	(301,694)	(91,864)	(96,792)	(24,675)
Net loss from discontinued operations, net of tax	—	(1,486)	—	—
Net loss per share from continuing operations attributable to Noble-UK (1)
Basic
Loss from continuing operations	(1.24)	(0.37)	(0.40)	(0.10)
Loss from discontinued operations	—	(0.01)	—	—
Diluted
Loss from continuing operations	(1.24)	(0.37)	(0.40)	(0.10)
Loss from discontinued operations	—	(0.01)	—	—

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net loss per share may not equal the total computed for the year.

Note 20— Subsequent Events
Purchase of Noble Joe Knight

On February 14, 2019, we exercised an option to purchase another GustoMSC CJ46 rig, to be known as the Noble Joe Knight, and we expect to close the purchase agreement in late February 2019. The purchase of the Noble Joe Knight is expected to be $83.8 million, of which, $30.1 million will be funded with cash and $53.8 million will be funded with seller financing on terms similar to the Noble Johnny Whitstine.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of December 31, 2018. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer of Noble-Cayman, and Adam C. Peakes, Director, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of December 31, 2018. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Noble-UK and Noble-Cayman, both Noble-UK and Noble-Cayman maintained effective internal control over financial reporting as of December 31, 2018.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2018 as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The sections entitled “Election of Directors,” “Continuing Directors,” “Board Committees, Meetings and Other Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters” appearing in the proxy statement for the 2019 annual general meeting of shareholders (the “2019 Proxy Statement”), will set forth certain information with respect to directors, certain corporate governance matters and reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated in this report by reference.
Executive Officers of the Registrant
The following table presents certain information as of February 21, 2019 with respect to our executive officers:

Name	Age	Position
Julie J. Robertson	62	Chairman, President and Chief Executive Officer
Adam C. Peakes	45	Senior Vice President and Chief Financial Officer
William E. Turcotte	55	Senior Vice President and General Counsel
Robert W. Eifler	39	Vice President and General Manager - Marketing and Contracts
Scott W. Marks	59	Senior Vice President - Engineering
Laura D. Campbell	46	Vice President and Controller
Julie J. Robertson was named Chairman of the Board, President and Chief Executive Officer of the Company in January 2018. Previously, Ms. Robertson served as Executive Vice President of the Company from February 2006 and as Senior Vice President - Administration from July 2001 to February 2006. Ms. Robertson also served continuously as Corporate Secretary of the Company from December 1993 until assuming the Chairman’s role in 2018. Ms. Robertson has also served as Vice President - Administration of Noble Drilling from 1996 to July 2001 and as Vice President - Administration of Noble Drilling Services Inc beginning in 1994. From 1989 to 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble, beginning in 1979.
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
Robert W. Eifler was named Vice President and General Manager - Marketing and Contracts effective July 17, 2017. Before assuming his currently role, Mr. Eifler led Noble's marketing and contracts efforts for the Eastern Hemisphere while based in London. From November 2013 to March 2015, Mr. Eifler worked for Hercules Offshore, Inc., an offshore driller, as Director International Marketing. Mr. Eifler originally joined Noble in February 2005 as part of the management development program and held numerous operational and marketing roles with increasing responsibility around the world until joining Hercules in 2013.
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
Laura D. Campbell was named Vice President and Controller effective August 1, 2018. Ms. Campbell is also the Company's Principal Accounting Officer. Prior to joining Noble, Ms. Campbell served as Assistant Controller, Policy and Corporate Reporting at Chevron Phillips

Chemical Company LLC, a petrochemical company, from March 2017 until July 2018. Prior to that time, Ms. Campbell worked at the Company from 2007 to March 2017, serving in the positions of Assistant Controller and Director of Corporate Accounting.
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
Item 11. Executive Compensation.
The sections entitled “2018 Compensation Information,” “Compensation Discussion and Analysis” and “Compensation Committee Report” appearing in the 2019 Proxy Statement set forth certain information with respect to the compensation of our management and our compensation committee report, and are incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2019 Proxy Statement set forth certain information with respect to securities authorized for issuance under equity compensation plans and the ownership of our voting securities and equity securities, and are incorporated in this report by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The sections entitled “Board Independence” and “Policies and Procedures Relating to Transactions with Related Persons” appearing in the 2019 Proxy Statement set forth certain information with respect to director independence and transactions with related persons, and are incorporated in this report by reference.
Item 14. Principal Accounting Fees and Services.
The section entitled “Auditors” appearing in the 2019 Proxy Statement sets forth certain information with respect to accounting fees and services, and is incorporated in this report by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	A list of the financial statements filed as a part of this report is set forth in Item 8 on page 47 and is incorporated herein by reference.

(2)	Financial Statement Schedules:
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

(3)	Exhibits:
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

10.33*	Noble Corporation Summary of Directors’ Compensation (filed as Exhibit 10.33 to Noble UK's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

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

10.43*
Noble Corporation 2015 Omnibus Incentive Plan, effective May 1, 2015 and most recently restated as of May 1, 2018 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 1, 2018 and incorporated herein by reference).

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

10.50*	Noble Corporation 2014 Short-Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference).

10.51*	Noble Corporation 2015 Short-Term Incentive Plan (filed as Exhibit 10.5 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

10.52*	Noble Corporation 2016 Short-Term Incentive Plan (filed as Exhibit 10.51 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.53*	Noble Corporation 2017 Short-Term Incentive Plan (filed as Exhibit 10.52 to Noble-UK’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.54*	Noble Corporation 2018 Short-Term Incentive Plan (filed as Exhibit 10.4 to Noble Noble-UK's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference)

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

10.62*
Settlement and Termination Agreement, dated as of May 10, 2016, by and among Freeport-McMoRan Inc., Freeport-McMoRan Oil & Gas, LLC and Noble Drilling (U.S.) LLC (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 10, 2016 and incorporated herein by reference).

Exhibit Number	Exhibit

10.63*
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

10.66*
Restated Employment Agreement by and between Julie J. Robertson and Noble Drilling Services Inc., executed as of February 21, 2018 (filed as Exhibit 10.66 to Noble UK's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).

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
Noble Corporation plc, a company registered under the laws of England and Wales

February 21, 2019	By:	/s/ Julie J. Robertson
Julie J. Robertson Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Julie J. Robertson	February 21, 2019
Julie J. Robertson Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	February 21, 2019
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	February 21, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

/s/ Julie H. Edwards	February 21, 2019
Julie H. Edwards Director	Date

/s/ Gordon T. Hall	February 21, 2019
Gordon T. Hall Director	Date

/s/ Roger W. Jenkins	February 21, 2019
Roger W. Jenkins Director	Date

/s/ Scott D. Josey	February 21, 2019
Scott D. Josey Director	Date

/s/ Jon A. Marshall	February 21, 2019
Jon A. Marshall Director	Date

/s/ Mary P. Ricciardello	February 21, 2019
Mary P. Ricciardello Director	Date
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation, a Cayman Islands company

February 21, 2019	By:	/s/ Julie J. Robertson
Julie J. Robertson President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Julie J. Robertson	February 21, 2019
Julie J. Robertson President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Adam C. Peakes	February 21, 2019
Adam C. Peakes Director, Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	February 21, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

/s/ David M.J. Dujacquier	February 21, 2019
David M.J. Dujacquier Director	Date

/s/ Alan R. Hay	February 21, 2019
Alan R. Hay Director	Date