Form 10-Q
period 2019-03-31
Noble Corp plc; NOBLE CORP
filed 2019-05-02
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Name of Company	Title of each class	Trading symbol(s)	Name of each exchange on which registered
Noble Corporation plc	Ordinary Shares	NE	New York Stock Exchange
Noble Corporation	None	—	—
Number of shares outstanding and trading at April 30, 2019: Noble Corporation plc - 249,155,155
Number of shares outstanding: Noble Corporation - 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$187,093	$375,232
Accounts receivable, net	211,729	200,722
Taxes receivable	16,294	20,498
Prepaid expenses and other current assets	45,994	62,604
Total current assets	461,110	659,056
Property and equipment, at cost	11,017,281	10,956,412
Accumulated depreciation	(2,510,699)	(2,475,694)
Property and equipment, net	8,506,582	8,480,718
Other assets	148,622	125,149
Total assets	$9,116,314	$9,264,923
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$300,000	$—
Accounts payable	111,044	125,557
Accrued payroll and related costs	34,867	50,284
Taxes payable	26,482	29,386
Interest payable	64,201	100,100
Other current liabilities	59,038	60,130
Total current liabilities	595,632	365,457
Long-term debt	3,550,791	3,877,402
Deferred income taxes	81,009	91,695
Other liabilities	305,074	275,795
Total liabilities	4,532,506	4,610,349
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.01 par value, ordinary shares; 249,150 and 246,794 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	2,491	2,468
Additional paid-in capital	699,552	699,409
Retained earnings	3,537,477	3,608,366
Accumulated other comprehensive loss	(56,014)	(57,072)
Total shareholders’ equity	4,183,506	4,253,171
Noncontrolling interests	400,302	401,403
Total equity	4,583,808	4,654,574
Total liabilities and equity	$9,116,314	$9,264,923
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues
Contract drilling services	$270,501	$229,106
Reimbursables and other	12,387	6,051
	282,888	235,157
Operating costs and expenses
Contract drilling services	171,728	136,849
Reimbursables	9,395	4,350
Depreciation and amortization	109,578	128,755
General and administrative	15,999	22,083
	306,700	292,037
Operating loss	(23,812)	(56,880)
Other income (expense)
Interest expense, net of amounts capitalized	(70,244)	(76,015)
Gain (loss) on extinguishment of debt, net	31,266	(8,768)
Interest income and other, net	2,506	1,339
Loss from continuing operations before income taxes	(60,284)	(140,324)
Income tax provision	(2,865)	(2,996)
Net loss from continuing operations	(63,149)	(143,320)
Net loss from discontinued operations, net of tax	(3,821)	—
Net loss	(66,970)	(143,320)
Net (income) loss attributable to noncontrolling interests	(3,919)	986
Net loss attributable to Noble Corporation plc	$(70,889)	$(142,334)
Net loss attributable to Noble Corporation plc
Net loss from continuing operations	$(67,068)	$(142,334)
Net loss from discontinued operations, net of tax	(3,821)	—
Net loss attributable to Noble Corporation plc	$(70,889)	$(142,334)
Per share data
Basic:
Loss from continuing operations	$(0.27)	$(0.58)
Loss from discontinued operations	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.29)	$(0.58)

Diluted:
Loss from continuing operations	$(0.27)	$(0.58)
Loss from discontinued operations	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.29)	$(0.58)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(66,970)	$(143,320)
Other comprehensive income (loss)
Foreign currency translation adjustments	508	667
Amortization of deferred pension plan amounts (net of tax provision of $145 and $87 for the three months ended March 31, 2019 and 2018, respectively)	550	324
Other comprehensive income, net	1,058	991
Net comprehensive (income) loss attributable to noncontrolling interests	(3,919)	986
Comprehensive loss attributable to Noble Corporation plc	$(69,831)	$(141,343)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities

Net loss	$(66,970)	$(143,320)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	109,578	128,755
(Gain) loss on extinguishment of debt, net	(31,266)	8,768
Deferred income taxes	2,208	(4,906)
Amortization of share-based compensation	2,952	6,282
Other costs, net	(3,264)	3,626
Changes in components of working capital:
Change in taxes receivable	4,204	84,486
Net changes in other operating assets and liabilities	(58,217)	(28,778)
Net cash provided by (used in) operating activities	(40,775)	54,913
Cash flows from investing activities
Capital expenditures	(96,793)	(33,816)
Proceeds from disposal of assets, net	7,930	117
Net cash used in investing activities	(88,863)	(33,699)
Cash flows from financing activities
Issuance of senior notes	—	750,000
Borrowings on credit facilities	350,000	—
Repayments of debt	(400,000)	(952,209)
Debt issuance costs	(90)	(14,184)
Dividends paid to noncontrolling interests	(5,020)	(2,667)
Taxes withheld on employee stock transactions	(2,763)	(3,305)
Net cash used in financing activities	(57,873)	(222,365)
Net decrease in cash, cash equivalents and restricted cash	(187,511)	(201,151)
Cash, cash equivalents and restricted cash, beginning of period	375,907	662,829
Cash, cash equivalents and restricted cash, end of period	$188,396	$461,678
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2017	244,971	$2,450	$678,922	$4,637,677	$(42,888)	$674,467	$5,950,628
Tax effect of intra-entity asset transfers	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Tax Cuts and Jobs Act	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	244,971	2,450	678,922	4,493,336	(48,428)	674,467	5,800,747
Employee related equity activity
Amortization of share-based compensation	—	—	6,282	—	—	—	6,282
Issuance of share-based compensation shares	1,807	14	(2)	—	—	—	12
Shares withheld for taxes on equity transactions	—	—	(3,319)	—	—	—	(3,319)
Net loss	—	—	—	(142,334)	—	(986)	(143,320)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,667)	(2,667)
Dividend equivalents (1)	—	—	—	116	—	—	116
Other comprehensive income, net	—	—	—	—	991	—	991
Balance at March 31, 2018	246,778	$2,464	$681,883	$4,351,118	$(47,437)	$670,814	$5,658,842

Balance at December 31, 2018	246,794	$2,468	$699,409	$3,608,366	$(57,072)	$401,403	$4,654,574
Employee related equity activity
Amortization of share-based compensation	—	—	2,952	—	—	—	2,952
Issuance of share-based compensation shares	2,356	23	(23)	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(2,786)	—	—	—	(2,786)
Net income (loss)	—	—	—	(70,889)	—	3,919	(66,970)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,020)	(5,020)
Other comprehensive income, net	—	—	—	—	1,058	—	1,058
Balance at March 31, 2019	249,150	$2,491	$699,552	$3,537,477	$(56,014)	$400,302	$4,583,808

(1)	Activity associated with dividend equivalents, which are related to performance awards granted in 2016, to be paid upon vesting.
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$187,015	$374,375
Accounts receivable, net	211,729	200,722
Taxes receivable	16,303	20,498
Prepaid expenses and other current assets	45,601	61,917
Total current assets	460,648	657,512
Property and equipment, at cost	11,017,281	10,956,412
Accumulated depreciation	(2,510,699)	(2,475,694)
Property and equipment, net	8,506,582	8,480,718
Other assets	148,622	125,149
Total assets	$9,115,852	$9,263,379
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$300,000	$—
Accounts payable	110,915	125,237
Accrued payroll and related costs	34,867	50,284
Taxes payable	26,482	29,386
Interest payable	64,201	100,100
Other current liabilities	59,038	60,012
Total current liabilities	595,503	365,019
Long-term debt	3,550,791	3,877,402
Deferred income taxes	81,009	91,695
Other liabilities	305,074	275,795
Total liabilities	4,532,377	4,609,911
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.10 par value, ordinary shares; 261,246 shares outstanding as of March 31, 2019 and December 31, 2018	26,125	26,125
Capital in excess of par value	650,022	647,082
Retained earnings	3,563,040	3,635,930
Accumulated other comprehensive loss	(56,014)	(57,072)
Total shareholders’ equity	4,183,173	4,252,065
Noncontrolling interests	400,302	401,403
Total equity	4,583,475	4,653,468
Total liabilities and equity	$9,115,852	$9,263,379
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues
Contract drilling services	$270,501	$229,106
Reimbursables and other	12,387	6,050
	282,888	235,156
Operating costs and expenses
Contract drilling services	170,862	136,406
Reimbursables	9,395	4,350
Depreciation and amortization	108,772	127,639
General and administrative	7,595	13,457
	296,624	281,852
Operating loss	(13,736)	(46,696)
Other income (expense)
Interest expense, net of amounts capitalized	(70,244)	(76,015)
Gain (loss) on extinguishment of debt, net	31,266	(8,768)
Interest income and other, net	2,506	1,346
Loss from continuing operations before income taxes	(50,208)	(130,133)
Income tax provision	(2,865)	(2,996)
Net loss from continuing operations	(53,073)	(133,129)
Net loss from discontinued operations, net of tax	(3,821)	—
Net loss	(56,894)	(133,129)
Net (income) loss attributable to noncontrolling interests	(3,919)	986
Net loss attributable to Noble Corporation	$(60,813)	$(132,143)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(56,894)	$(133,129)
Other comprehensive income (loss)
Foreign currency translation adjustments	508	667
Foreign currency forward contracts	—	—
Amortization of deferred pension plan amounts (net of tax provision of $145 and $87 for the three months ended March 31, 2019 and 2018, respectively)	550	324
Other comprehensive income, net	1,058	991
Net comprehensive (income) loss attributable to noncontrolling interests	(3,919)	986
Comprehensive loss attributable to Noble Corporation	$(59,755)	$(131,152)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(56,894)	$(133,129)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	108,772	127,639
(Gain) loss on extinguishment of debt, net	(31,266)	8,768
Deferred income taxes	2,208	(4,906)
Amortization of share-based compensation	2,940	6,282
Other costs, net	(3,264)	3,626
Changes in components of working capital:
Change in taxes receivable	4,195	84,486
Net changes in other operating assets and liabilities	(57,373)	(27,869)
Net cash provided by (used in) operating activities	(30,682)	64,897
Cash flows from investing activities
Capital expenditures	(96,793)	(33,816)
Proceeds from disposal of assets, net	7,930	117
Net cash used in investing activities	(88,863)	(33,699)
Cash flows from financing activities
Issuance of senior notes	—	750,000
Borrowings on credit facilities	350,000	—
Repayments of debt	(400,000)	(952,209)
Debt issuance costs	(90)	(14,184)
Dividends paid to noncontrolling interests	(5,020)	(2,667)
Distributions to parent company, net	(12,077)	(13,318)
Net cash used in financing activities	(67,187)	(232,378)
Net decrease in cash, cash equivalents and restricted cash	(186,732)	(201,180)
Cash, cash equivalents and restricted cash, beginning of period	375,050	662,011
Cash, cash equivalents and restricted cash, end of period	$188,318	$460,831
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2017	261,246	$26,125	$623,137	$4,669,173	$(42,888)	$674,467	$5,950,014
Tax effect of intra-entity asset transfers	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Tax Cuts and Jobs Act	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	261,246	26,125	623,137	4,524,832	(48,428)	674,467	5,800,133
Distributions to parent company, net	—	—	—	(13,318)	—	—	(13,318)
Capital contribution by parent - share-based compensation	—	—	6,282	—	—	—	6,282
Net income (loss)	—	—	—	(132,143)	—	(986)	(133,129)
Dividends paid to noncontrolling interests	—	—	—	—	—	(2,667)	(2,667)
Other comprehensive income, net	—	—	—	—	991	—	991
Balance at March 31, 2018	261,246	$26,125	$629,419	$4,379,371	$(47,437)	$670,814	$5,658,292

Balance at December 31, 2018	261,246	$26,125	$647,082	$3,635,930	$(57,072)	$401,403	$4,653,468
Distributions to parent company, net	—	—	—	(12,077)	—	—	(12,077)
Capital contribution by parent - share-based compensation	—	—	2,940	—	—	—	2,940
Net income (loss)	—	—	—	(60,813)	—	3,919	(56,894)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,020)	(5,020)
Other comprehensive income, net	—	—	—	—	1,058	—	1,058
Balance at March 31, 2019	261,246	$26,125	$650,022	$3,563,040	$(56,014)	$400,302	$4,583,475
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. As of March 31, 2019, our fleet consisted of 12 floaters (consisting of four semisubmersibles and eight drillships) and 13 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2018 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2018 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Beginning in the first quarter of 2019, we combined the semisubmersibles and drillships in our contract drilling services fleet into a single category, “floaters” for reporting purposes. We have made certain reclassifications so as to conform to such current period presentation. The reclassification did not have a material effect on our Condensed Consolidated Statements of Operations or related disclosures.
Note 2— Accounting Pronouncements
Accounting Standards Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842, “Leases”), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, time and uncertainty of cash flows arising from lease agreements. We adopted this standard, on a modified retrospective basis, effective January 1, 2019 and will not restate comparative periods. Our adoption did not have a material effect on our condensed consolidated financial statements.
With respect to leases in which we are the lessee, we recognized a lease liability and a corresponding right-of-use asset of approximately $28.0 million as of January 1, 2019. We have elected the package of practical expedients that permits us to not reassess (1) whether previously expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. In addition, we have elected the hindsight practical expedient in connection with our adoption of the new lease standard. As lessee, we have made the accounting policy election to not recognize a right-of-use asset lease and lease liability for leases with a term of 12 months or less. We will recognize lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. We have also elected the practical expedient to not separate lease and non-lease components.
Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have concluded the non-lease service of operating our equipment and providing expertise in the drilling of the client’s well is predominant in our drilling contracts. We have applied the practical expedient to account for the lease and associated non-lease components as a single component. With the election of the practical expedient, we will continue to present a single performance obligation under the new revenue guidance in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.”
Issued Accounting Standards
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
During the three months ended March 31, 2019 and 2018, the Bully joint ventures approved and paid dividends totaling $10.0 million and $5.3 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner. The combined carrying amount of the Bully-class drillships at both March 31, 2019 and December 31, 2018 totaled $0.7 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $42.1 million at March 31, 2019 as compared to approximately $45.2 million at December 31, 2018.
Note 4— Loss Per Share
The following table presents the computation of basic and diluted loss per share for Noble-UK:

	Three Months Ended March 31,
	2019	2018
Numerator:
Basic
Net loss from continuing operations	$(67,068)	$(142,334)
Net loss from discontinued operations, net of tax	(3,821)	—
Net loss attributable to Noble Corporation plc	$(70,889)	$(142,334)
Diluted
Net loss from continuing operations	$(67,068)	$(142,334)
Net loss from discontinued operations, net of tax	(3,821)	—
Net loss attributable to Noble Corporation plc	$(70,889)	$(142,334)
Denominator:
Weighted average shares outstanding - basic	248,251	246,175
Weighted average shares outstanding - diluted	248,251	246,175
Loss per share
Basic:
Loss from continuing operations	$(0.27)	$(0.58)
Loss from discontinued operations	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.29)	$(0.58)
Diluted:
Loss from continuing operations	$(0.27)	$(0.58)
Loss from discontinued operations	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.29)	$(0.58)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the three months ended March 31, 2019 and 2018, approximately 13.2 million and 13.7 million share-based awards, respectively, were excluded from diluted loss per share since the effect would have been anti-dilutive.
Share capital
As of March 31, 2019, Noble-UK had approximately 249.2 million shares outstanding and trading as compared to approximately 246.8 million shares outstanding and trading at December 31, 2018. At our 2019 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the three months ended March 31, 2019.
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
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the three months ended March 31, 2019 and 2018, we did not repurchase any of our shares.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	March 31, 2019	December 31, 2018
Drilling equipment and facilities	$10,497,161	$10,546,376
Construction in progress	318,700	209,091
Other	201,420	200,945
Property and equipment, at cost	$11,017,281	$10,956,412
On February 28, 2019, we purchased another GustoMSC CJ46 rig, the Noble Joe Knight. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller, PaxOcean Group (“PaxOcean”). See “Note 6— Debt” for additional information.
Note 6— Debt
Credit Facilities
2015 Credit Facility
We have a $300 million senior unsecured credit facility that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”).
In January 2018, in connection with entering into the 2017 Credit Facility (as defined herein), we amended the 2015 Credit Facility, which caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility. As a result of the 2015 Credit Facility’s reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the three months ended March 31, 2018. Borrowings under the 2015 Credit Facility bear interest at the London inter-bank offered rate (“LIBOR”) plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At March 31, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman ; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman ; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility is approximately $1.5 billion. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowing under the 2017 Credit Facility bear interest at LIBOR

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At March 31, 2019, we had $50.0 million of borrowings outstanding under the 2017 Credit Facility, plus $3.4 million of performance letters of credit.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At March 31, 2019, the interest rates and fees in effect under our Credit Facilities were the highest permitted interest rates under those agreements.
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
Seller Loans
2019 Seller Loan
In February 2019, we purchased the Noble Joe Knight for $83.8 million with a $53.6 million seller-financed secured loan (the “2019 Seller Loan”). The 2019 Seller Loan has a term of four years and requires a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2019 Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2019 Seller Loan. Based on the terms of the 2019 Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, the paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
2018 Seller Loan
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “2018 Seller Loan” and, together with the 2019 Seller Loan, the “Seller Loans”). The 2018 Seller Loan has a term of four years and requires a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2018 Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2018 Seller Loan. Based on the terms of the 2018 Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, the paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
Both of the Seller Loans are guaranteed by Noble-Cayman and each is secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owns the relevant rig. Each Seller Loan contains debt to total capitalization ratio and minimum liquidity financial covenants substantially similar to the 2017 Credit Facility, and an asset and revenue covenant substantially similar to the 2026 Notes as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan requires immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig.
Senior Notes Interest Rate Adjustments
Our Senior Notes due 2025 and our Senior Notes due 2045 are subject to provisions that vary the applicable interest rates based on our debt rating. Effective April 2018, these senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increases are possible. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels. Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit ratings.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Debt Tender Offers, Repayments, and Open Market Repurchases
In March 2019, we completed cash tender offers for our Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021 (the “2021 Notes”), Senior Notes due 2022 (the “2022 Notes”) and Senior Notes due 2024 (the “2024 Notes”). Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using cash on hand and borrowings under the 2015 Credit Facility. As a result of this transaction, we recognized a net gain of approximately $31.3 million.
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
In March 2018, we repaid the remaining aggregate principal amount of $126.6 million of our Senior Notes due 2018 (the “2018 Notes”) at maturity using cash on hand.
In March 2018, we purchased $9.5 million aggregate principal amount of various tranches of our senior notes for approximately $8.7 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $0.5 million.
In February 2018, we redeemed the remaining principal amount of $61.9 million of our Senior Notes due 2019 (the “2019 Notes”) for approximately $65.3 million, plus accrued interest. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
In February 2018, we completed cash tender offers for the 2018 Notes, the 2019 Notes, the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2024 Notes. Pursuant to such tender offers, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the 2026 Notes issuance and cash on hand. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
Covenants
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
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, certain indirect subsidiaries of Noble-UK that own rigs are guarantors under the 2017 Credit Facility. Certain other subsidiaries of Noble-UK may be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
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
In addition to the covenants from the Credit Facilities noted above, the covenants from the 2026 Notes described under “—Debt Issuance” above, and the covenants from the Seller Loans described under “—Seller Loans” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

At March 31, 2019, our debt to total tangible capitalization ratio under our 2017 Credit Facility was approximately 0.48 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loans and expect to remain in compliance throughout 2019.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The carrying amount of the Credit Facilities approximates fair value as the interest rates are variable and reflective of market rates. All remaining fair value disclosures are presented in “Note 12— Fair Value of Financial Instruments.”
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
4.90% Senior Notes due August 2020	$62,468	$60,066	$65,810	$60,177
4.625% Senior Notes due March 2021	79,803	77,696	92,967	84,931
3.95% Senior Notes due March 2022	21,171	19,213	41,617	37,096
7.75% Senior Notes due January 2024	388,710	358,561	783,350	613,719
7.95% Senior Notes due April 2025	446,626	388,917	446,517	339,035
7.875% Senior Notes due February 2026	738,389	699,773	738,075	647,085
6.20% Senior Notes due August 2040	390,472	251,079	390,454	245,242
6.05% Senior Notes due March 2041	389,722	250,770	389,693	247,171
5.25% Senior Notes due March 2042	478,028	293,770	477,996	277,056
8.95% Senior Notes due April 2045	390,694	316,960	390,672	311,392
Seller loans:
Seller-financed secured loan due September 2022	60,983	59,363	60,251	57,902
Seller-financed secured loan due February 2023	53,725	50,516	—	—
Credit facilities:
2015 Credit Facility matures January 2020	300,000	300,000	—	—
2017 Credit Facility matures January 2023	50,000	50,000	—	—
Total debt	3,850,791	3,176,684	3,877,402	2,920,806
Less: Current maturities of long-term debt	(300,000)	(300,000)	—	—
Long-term debt	$3,550,791	$2,876,684	$3,877,402	$2,920,806

Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three months ended March 31, 2019 and 2018. All amounts within the table are shown net of tax.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2017	$(27,603)	$(15,285)	$(42,888)
Activity during period:
Stranded tax effect resulting from the Tax Cuts and Jobs Act	(5,540)	—	(5,540)
Balance at January 1, 2018	(33,143)	(15,285)	(48,428)
Activity during period:
Other comprehensive income before reclassifications	—	667	667
Amounts reclassified from AOCI	324	—	324
Net other comprehensive income	324	667	991
Balance at March 31, 2018	$(32,819)	$(14,618)	$(47,437)

Balance at December 31, 2018	$(39,058)	$(18,014)	$(57,072)
Activity during period:
Other comprehensive loss before reclassifications	—	508	508
Amounts reclassified from AOCI	550	—	550
Net other comprehensive income (loss)	550	508	1,058
Balance at March 31, 2019	$(38,508)	$(17,506)	$(56,014)

(1)
Defined benefit pension items relate to actuarial changes. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “General and administrative.” See “Note 11— Employee Benefit Plans” for additional information.

Note 8— Revenue and Customers
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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2019	December 31, 2018
Current contract assets	$20,824	$25,298
Noncurrent contract assets	18,438	22,366
Total contract assets	39,262	47,664

Current contract liabilities (deferred revenue)	(29,325)	(32,906)
Noncurrent contract liabilities (deferred revenue)	(42,939)	(47,847)
Total contract liabilities	$(72,264)	$(80,753)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2019 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2018	$47,664	$(80,753)

Amortization of deferred costs	(8,775)	—
Additions to deferred costs	373	—
Amortization of deferred revenue	—	9,355
Additions to deferred revenue	—	(866)
Total	(8,402)	8,489

Net balance at March 31, 2019	$39,262	$(72,264)
Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, at the end of the reporting period:

	Three Months Ended March 31, 2019
	2019	2020	2021	2022	2023 and beyond	Total
Floaters	$15,598	$16,073	$15,757	$9,255	$3,568	$60,251
Jackups	8,352	3,661	—	—	—	12,013
Total	$23,950	$19,734	$15,757	$9,255	$3,568	$72,264
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Floaters	$153,154	120,636
Jackups	117,347	108,470
Total	$270,501	$229,106

Note 9— Leases
Leases
We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate, equipment, storage, dock space and automobiles and are included within “Other current liabilities,” “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Certain of our lease agreements include options to extend or terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise.
Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$28,272
Current operating lease liabilities	4,396
Long-term operating lease liabilities	$23,243

Weighted average remaining lease term for operating leases (years)	9.1
Weighted average discounted rate for operating leases	9.6%
The components of lease cost were as follows:

March 31, 2019
Operating lease cost	$1,859
Short-term lease cost	2,052
Variable lease cost	529
Total lease cost	$4,440
Supplemental cash flow information related to leases was as follows:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,200
Maturities of lease liabilities as of March 31, 2019 were as follows:

Operating Leases
2019	$4,814
2020	5,917
2021	4,448
2022	3,618
2023	3,250
Thereafter	22,335
Total lease payments	44,382
Less: Interest	(16,743)
Present value of lease liability	$27,639
Note 10— Income Taxes
At March 31, 2019, the reserves for uncertain tax positions totaled $195.1 million (net of related tax benefits of $1.0 million). At December 31, 2018, the reserves for uncertain tax positions totaled $183.8 million (net of related tax benefits of $1.0 million).

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
Note 11— Employee Benefit Plans
Pension costs include the following components for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$445	$2,178	$465	$2,045
Return on plan assets	(634)	(2,578)	(716)	(2,979)
Recognized net actuarial gain	3	692	—	411
Net pension benefit cost (gain)	$(186)	$292	$(251)	$(523)
During the three months ended March 31, 2019 and 2018, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the U.S. plans and, as such, Noble recognized no service costs with the plans for the three months ended March 31, 2019 and 2018.
Note 12— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,359	$7,359	$—	$—

	December 31, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$8,659	$8,659	$—	$—
Our cash, cash equivalents and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value.
Note 13— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries for patent infringement in a Texas federal court and Transocean later added another claim alleging that we breached a 2007 settlement agreement we entered into with Transocean relating to patent claims in respect of another Noble rig. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling. We were aware of the patents when we constructed the rigs. The patents are now expired in the United States and most other countries. While there is inherent risk in litigation, we do

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

not believe that our rigs infringe the Transocean patents or that there has been any breach of the 2007 agreement. The litigation continues, and the court has set a trial date in November 2019. We continue to defend ourselves vigorously against this claim.
Brazil commercial agent
We previously used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts. This agent represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we conducted a review, which was substantially completed in 2017, of our relationship with the agent and with Petrobras. We have been in contact and cooperated with the SEC, the Brazilian federal prosecutor’s office and the U.S. Department of Justice (“DOJ”) about this matter and in December 2018, the SEC and the DOJ each advised us that they had closed their file on this matter. We have remained in contact with the Brazilian federal prosecutor’s office, who is aware of our internal review, and continue to cooperate with any questions or requests they may have. To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants all of whom have indemnification arrangements with us. Discovery continues and the court has approved a litigation schedule, which could result in all pre-trial activity being completed during the second quarter of 2020. A trial date has not yet been set.
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
During the three months ended March 31, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Condensed Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off.
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
Audit claims of approximately $51.9 million attributable to income and other business taxes have been assessed against Noble entities in Mexico related to tax years 2005 and 2007. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our restricted cash balance as of March 31, 2019 and December 31, 2018 consisted of $1.3 million and $0.7 million, respectively, and is included in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Accounts receivable	$(11,007)	$22,892	$(11,007)	$22,892
Other current assets	17,097	9,986	16,803	9,699
Other assets	3,700	(11,668)	4,506	(10,552)
Accounts payable	(1,867)	6,175	(1,676)	6,175
Other current liabilities	(59,685)	(58,860)	(59,544)	(58,780)
Other liabilities	(6,455)	2,697	(6,455)	2,697
Total net change in assets and liabilities	$(58,217)	$(28,778)	$(57,373)	$(27,869)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2019 and December 31, 2018 were $38.5 million and $52.1 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2018 and December 31, 2017 were $29.6 million and $25.5 million, respectively.
In February 2019, we entered into the $53.6 million 2019 Seller Loan to finance a portion of the purchase price for the Noble Joe Knight. See “Note 6— Debt” for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is an issuer, co-issuer or full and unconditional guarantor or otherwise obligated as of March 31, 2019 with respect to registered securities as follows (see “Note 6— Debt” for additional information):

Issuer
Notes (1)	(Co-Issuer(s))	Guarantor
4.90% Senior Notes due 2020	NHIL	Noble-Cayman
4.625% Senior Notes due 2021	NHIL	Noble-Cayman
3.95% Senior Notes due 2022	NHIL	Noble-Cayman
7.75% Senior Notes due 2024	NHIL	Noble-Cayman
7.95% Senior Notes due 2025	NHIL	Noble-Cayman
6.20% Senior Notes due 2040	NHIL	Noble-Cayman
6.05% Senior Notes due 2041	NHIL	Noble-Cayman
5.25% Senior Notes due 2042	NHIL	Noble-Cayman
8.95% Senior Notes due 2045	NHIL	Noble-Cayman
(1) Our 2026 Notes are excluded from this list as they are unregistered securities issued in a non-public offering.
The following condensed consolidating financial statements of Noble-Cayman, NHIL and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019
(in thousands)
(Unaudited)

	Noble - Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$1	$—	$187,014	$—	$187,015
Accounts receivable	—	—	211,729	—	211,729
Taxes receivable	—	—	16,303	—	16,303
Accounts receivable from affiliates	743,538	61,045	5,113,199	(5,917,782)	—
Prepaid expenses and other current assets	468	—	45,133	—	45,601
Total current assets	744,007	61,045	5,573,378	(5,917,782)	460,648
Property and equipment, at cost	—	—	11,017,281	—	11,017,281
Accumulated depreciation	—	—	(2,510,699)	—	(2,510,699)
Property and equipment, net	—	—	8,506,582	—	8,506,582
Notes receivable from affiliates	5,145	—	43,000	(48,145)	—
Investments in affiliates	7,656,540	8,787,194	—	(16,443,734)	—
Other assets	—	—	148,622	—	148,622
Total assets	$8,405,692	$8,848,239	$14,271,582	$(22,409,661)	$9,115,852
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	300,000	—	—	—	300,000
Accounts payable	39	63	110,813	—	110,915
Accrued payroll and related costs	—	—	34,867	—	34,867
Accounts payable to affiliates	3,901,507	1,211,694	804,581	(5,917,782)	—
Taxes payable	—	—	26,482	—	26,482
Interest payable	1,044	60,170	2,987	—	64,201
Other current liabilities	—	—	59,038	—	59,038
Total current liabilities	4,202,590	1,271,927	1,038,768	(5,917,782)	595,503
Long-term debt	—	3,386,083	164,708	—	3,550,791
Notes payable to affiliates	—	43,000	5,145	(48,145)	—
Deferred income taxes	—	—	81,009	—	81,009
Other liabilities	19,929	—	285,145	—	305,074
Total liabilities	4,222,519	4,701,010	1,574,775	(5,965,927)	4,532,377
Commitments and contingencies
Shareholders’ equity	4,183,173	4,147,229	12,296,505	(16,443,734)	4,183,173
Noncontrolling interests	—	—	400,302	—	400,302
Total equity	4,183,173	4,147,229	12,696,807	(16,443,734)	4,583,475
Total liabilities and equity	$8,405,692	$8,848,239	$14,271,582	$(22,409,661)	$9,115,852

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$17,818	$356,557	$—	$374,375
Accounts receivable	—	—	200,722	—	200,722
Taxes receivable	—	—	20,498	—	20,498
Short-term notes receivable from affiliates	—	—	3,175,662	(3,175,662)	—
Accounts receivable from affiliates	275,726	61,046	4,823,902	(5,160,674)	—
Prepaid expenses and other current assets	—	—	61,917	—	61,917
Total current assets	275,726	78,864	8,639,258	(8,336,336)	657,512
Property and equipment, at cost	—	—	10,956,412	—	10,956,412
Accumulated depreciation	—	—	(2,475,694)	—	(2,475,694)
Property and equipment, net	—	—	8,480,718	—	8,480,718
Notes receivable from affiliates	5,145	—	—	(5,145)	—
Investments in affiliates	7,716,068	12,300,840	—	(20,016,908)	—
Other assets	609	—	124,540	—	125,149
Total assets	$7,997,548	$12,379,704	$17,244,516	$(28,358,389)	$9,263,379
LIABILITIES AND EQUITY
Current liabilities
Short-term notes payables to affiliates	$—	$3,175,662	$—	$(3,175,662)	$—
Accounts payable	45	—	125,192	—	125,237
Accrued payroll and related costs	—	—	50,284	—	50,284
Accounts payable to affiliates	3,725,506	1,098,395	336,773	(5,160,674)	—
Taxes payable	—	—	29,386	—	29,386
Interest payable	3	99,997	100	—	100,100
Other current liabilities	—	—	60,012	—	60,012
Total current liabilities	3,725,554	4,374,054	601,747	(8,336,336)	365,019
Long-term debt	—	3,817,153	60,249	—	3,877,402
Notes payable to affiliates	—	—	5,145	(5,145)	—
Deferred income taxes	—	—	91,695	—	91,695
Other liabilities	19,929	—	255,866	—	275,795
Total liabilities	3,745,483	8,191,207	1,014,702	(8,341,481)	4,609,911
Commitments and contingencies
Shareholders’ equity	4,252,065	4,188,497	15,828,411	(20,016,908)	4,252,065
Noncontrolling interests	—	—	401,403	—	401,403
Total equity	4,252,065	4,188,497	16,229,814	(20,016,908)	4,653,468
Total liabilities and equity	$7,997,548	$12,379,704	$17,244,516	$(28,358,389)	$9,263,379

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$270,501	$—	$270,501
Reimbursables and other	—	—	12,387	—	12,387
Total operating revenues	—	—	282,888	—	282,888
Operating costs and expenses
Contract drilling services	35	—	170,827	—	170,862
Reimbursables	—	—	9,395	—	9,395
Depreciation and amortization	—	—	108,772	—	108,772
General and administrative	—	3	7,592	—	7,595
Total operating costs and expenses	35	3	296,586	—	296,624
Operating loss	(35)	(3)	(13,698)	—	(13,736)
Other income (expense)
Income (loss) of unconsolidated affiliates	(55,708)	2,184	—	53,524	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	(3,821)	(3,821)	—	7,642	—
Interest expense, net of amounts capitalized	(1,318)	(71,577)	(2,228)	4,879	(70,244)
Gain on extinguishment of debt, net	—	31,266	—	—	31,266
Interest income and other, net	69	(7)	7,323	(4,879)	2,506
Income (loss) before income taxes	(60,813)	(41,958)	(8,603)	61,166	(50,208)
Income tax benefit	—	—	(2,865)	—	(2,865)
Net income (loss) from continuing operations	(60,813)	(41,958)	(11,468)	61,166	(53,073)
Net income (loss) from discontinued operations	—	—	(3,821)	—	(3,821)
Net income (loss)	(60,813)	(41,958)	(15,289)	61,166	(56,894)
Net (income) loss attributable to noncontrolling interests	—	—	(3,919)	—	(3,919)
Net income (loss) attributable to Noble Corporation	(60,813)	(41,958)	(19,208)	61,166	(60,813)
Other comprehensive income (loss), net	1,058	—	1,058	(1,058)	1,058
Comprehensive income (loss) attributable to Noble Corporation	$(59,755)	$(41,958)	$(18,150)	$60,108	$(59,755)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$229,106	$—	$229,106
Reimbursables and other	—	—	6,050	—	6,050
Total operating revenues	—	—	235,156	—	235,156
Operating costs and expenses
Contract drilling services	81	604	135,721	—	136,406
Reimbursables	—	—	4,350	—	4,350
Depreciation and amortization	—	—	127,639	—	127,639
General and administrative	33	618	12,806	—	13,457
Total operating costs and expenses	114	1,222	280,516	—	281,852
Operating loss	(114)	(1,222)	(45,360)	—	(46,696)
Other income (expense)
Income (loss) of unconsolidated affiliates	(130,816)	12,518	—	118,298	—
Interest expense, net of amounts capitalized	(445)	(119,821)	—	44,251	(76,015)
Gain (loss) on extinguishment of debt, net	(2,336)	5,419	(11,851)	—	(8,768)
Interest income and other, net	1,568	(129)	44,158	(44,251)	1,346
Income (loss) before income taxes	(132,143)	(103,235)	(13,053)	118,298	(130,133)
Income tax benefit	—	—	(2,996)	—	(2,996)
Net income (loss)	(132,143)	(103,235)	(16,049)	118,298	(133,129)
Net (income) loss attributable to noncontrolling interests	—	—	986	—	986
Net income (loss) attributable to Noble Corporation	(132,143)	(103,235)	(15,063)	118,298	(132,143)
Other comprehensive income (loss), net	991	—	991	(991)	991
Comprehensive income (loss) attributable to Noble Corporation	$(131,152)	$(103,235)	$(14,072)	$117,307	$(131,152)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$2,973	$(110,170)	$76,515	$—	$(30,682)
Cash flows from investing activities
Capital expenditures	—	—	(96,793)	—	(96,793)
Proceeds from disposal of assets	—	—	7,930	—	7,930
Notes receivable from affiliates			(43,000)	43,000	—
Net cash provided by (used in) investing activities	—	—	(131,863)	43,000	(88,863)
Cash flows from financing activities
Borrowings on credit facilities	300,000	—	50,000	—	350,000
Repayment of long-term debt	—	(400,000)	—	—	(400,000)
Debt issuance costs	—	—	(90)	—	(90)
Dividends paid to noncontrolling interests	—	—	(5,020)	—	(5,020)
Distributions to parent company, net	(12,077)	—	—	—	(12,077)
Advances (to) from affiliates	(290,895)	449,352	(158,457)	—	—
Notes payable to affiliates	—	43,000	—	(43,000)	—
Net cash provided by (used in) financing activities	(2,972)	92,352	(113,567)	(43,000)	(67,187)
Net change in cash, cash equivalents and restricted cash	1	(17,818)	(168,915)	—	(186,732)
Cash, cash equivalents and restricted cash, beginning of period	—	17,818	357,232	—	375,050
Cash, cash equivalents and restricted cash, end of period	$1	$—	$188,317	$—	$188,318

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$7,313	$(135,393)	$192,977	$—	$64,897
Cash flows from investing activities
Capital expenditures	—	—	(33,816)	—	(33,816)
Proceeds from disposal of assets	—	—	117	—	117
Net cash used in investing activities	—	—	(33,699)	—	(33,699)
Cash flows from financing activities
Repayment of long-term debt	—	(738,555)	(213,654)	—	(952,209)
Issuance of senior notes	—	750,000	—	—	750,000
Debt issuance costs	(217)	(12,581)	(1,386)	—	(14,184)
Dividends paid to noncontrolling interests	—	—	(2,667)	—	(2,667)
Distribution to parent company, net	(13,318)	—	—	—	(13,318)
Advances (to) from affiliates	6,221	147,567	(153,788)	—	—
Net cash provided by (used in) financing activities	(7,314)	146,431	(371,495)	—	(232,378)
Net change in cash, cash equivalents and restricted cash	(1)	11,038	(212,217)	—	(201,180)
Cash, cash equivalents and restricted cash, beginning of period	11	29,324	632,676	—	662,011
Cash, cash equivalents and restricted cash, end of period	$10	$40,362	$420,459	$—	$460,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2019, and our results of operations for the three months ended March 31, 2019 and 2018. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our Credit Facilities (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, or in the documents incorporated by reference, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet of 25 drilling rigs consisted of 12 floaters (consisting of four semisubmersibles and eight drillships) and 13 jackups strategically deployed worldwide in both established and emerging ultra-deepwater and shallow water locations. We typically employ each drilling unit under an individual contract. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process.
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
Outlook
During early 2019, average crude oil prices have continued to increase from the price drop that began in early October 2018. At April 29, 2019, the closing price for a barrel of Brent crude oil was $71.22, which approximated the average closing price for 2018 and exceeded the average closing price from 2017 by nearly $17 per barrel. This has led to a slight improvement in customer activity, most notably across the jackup fleet. However, the challenging business environment for offshore drillers continued to persist due to an industry-wide rig supply imbalance that resulted from a multi-year period of investment in new offshore drilling capacity. Following the period of industry expansion, a period of oil price volatility compelled exploration and production companies to deemphasize offshore programs while focusing instead on land-based opportunities. A portion of the newbuild capacity ordered prior to the decline in industry activity continues to exit shipyards, while the delivery of other newbuild rigs has been delayed into the future. In either case, these rigs have added to the prevailing supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal, but the pace of attrition is significantly less than what would be required to remedy the capacity imbalance. Additionally, our customers have adopted a cautious approach to offshore spending due, in part, to volatility in crude oil prices over the past four years. We expect that the offshore drilling programs of operators will remain somewhat curtailed, as our customers continue to favor cash flow realization over long cycle investment in offshore production and exploration. During 2018 and in the first quarter of 2019, we recognized improvement in leading edge dayrates in the high specification jackup sector, especially in regions such as the North Sea and Middle East where approximately 80 percent of our fleet is located. We remain cautiously optimistic that this trend will continue throughout 2019. However, the floating sector has not enjoyed the same pricing improvement as the jackup sector. While market improvement during the first quarter of 2019 gives cause for some optimism, additional customer activity will be required before floating sector dayrates move significantly higher.
In spite of the gradual improvement in offshore activities in 2018 and early 2019, we expect the business environment for the remainder of 2019 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”), the incremental production capacity in non-OPEC countries, including growing production from U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets are contributing to an uncertain oil price environment, leading to considerable uncertainty in our customers’ production spending plans. However, steady oil demand growth, the lack of production investments in various countries and the production limits agreed to by OPEC and other significant oil producing countries should support higher sustained crude prices, and lead to improved offshore spending by our customers over time. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates and contract terms that are substantially lower than rates and terms were for the same class of rigs before this period of imbalance.
We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will come back into balance.
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
Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components capable of executing our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency. A total of 16 of our drilling rigs have been delivered since 2011 following their construction in quality shipyards located primarily in Korea and Singapore. We have not engaged in newbuild rig construction since 2016.

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
On February 28, 2019, we purchased another GustoMSC CJ46 rig, the Noble Joe Knight. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller, PaxOcean Group (“PaxOcean”), in which 95% of the principal is due at the end of the four-year term. See “Note 6— Debt” to our condensed consolidated financial statements for additional information.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification arrangements with us. Discovery continues and the court has approved a litigation schedule, which could result in all pre-trial activity being completed during the second quarter of 2020. A trial date has not yet been set.
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
During the three months ended March 31, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Condensed Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of March 31, 2019, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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

The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2019 (1)	2020	2021	2022	2023
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,373,147	$373,525	$404,767	$338,025	$187,255	$69,575
Jackups	899,825	352,803	313,677	166,805	66,540	—
Total (4)	$2,272,972	$726,328	$718,444	$504,830	$253,795	$69,575
Percent of Available Days Committed (5)
Floaters		53%	37%	27%	15%	6%
Jackups		75%	43%	31%	13%	—%
Total		64%	40%	29%	14%	3%

(1)
Represents a nine-month period beginning April 1, 2019. The backlog figure and days committed to contracts exclude the contract extension with Talos and the new one-year award with Exxon Mobil (Esso) for the Noble Don Taylor and excludes the contract extensions received for the Noble Joe Beall and Noble Sam Hartley, all of which were secured in April 2019.

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

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of March 31, 2019, the backlog for the Noble Bully II totaled $375.0 million, all of which is included in backlog. As of the same date, the Noble Bully I had no backlog. Noble’s proportional interest in the backlog for these rigs totaled $187.5 million.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019, Shell, Saudi Arabian Oil Company and Equinor ASA represented approximately 50.7 percent, 22.7 percent and 10.0 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended March 31, 2019 and 2018
Net loss from continuing operations attributable to Noble-UK for the three months ended March 31, 2019 was $67.1 million, or $0.27 per diluted share, on operating revenues of $282.9 million, compared to net loss from continuing operations for the three months ended March 31, 2018 of $142.3 million, or $0.58 per diluted share, on operating revenues of $235.2 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between March 31, 2019 and March 31, 2018, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the three months ended March 31, 2019 and 2018, Noble-Cayman's operating losses were $10.1 million and $10.2 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	2019	2018	% Change	2019	2018	% Change
Jackups	93%	56%	923	706	31%	$127,150	$153,662	(17)%
Floaters	60%	37%	647	465	39%	236,715	259,326	(9)%
Total	76%	47%	1,570	1,171	34%	$172,305	$195,633	(12)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Operating revenues:
Contract drilling services	$270,501	$229,106	$41,395	18%
Reimbursables and other (1)	12,387	6,051	6,336	105%
	282,888	235,157	47,731	20%
Operating costs and expenses:
Contract drilling services	171,728	136,849	34,879	25%
Reimbursables (1)	9,395	4,350	5,045	116%
Depreciation and amortization	106,086	123,215	(17,129)	(14)%
General and administrative	15,999	22,083	(6,084)	(28)%
	303,208	286,497	16,711	6%
Operating income (loss)	$(20,320)	$(51,340)	$31,020	(60)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $41.4 million increase in contract drilling services revenues for the three months ended March 31, 2019 as compared to the same period of 2018 was composed of a $39.4 million increase due to an increased number of operating days and a $2.0 million increase from higher dayrates. The revenue increase was due to a $32.4 million and $9.0 million increase in floater and jackup fleet revenues, respectively.
The $32.4 million revenue increase in our floater fleet for the three months ended March 31, 2019 is attributable to a $28.5 million increase due to an increased number in operating days as two rigs returned to service and to a $3.9 million increase in average dayrates as compared to the same period of 2018.
The $9.0 million revenue increase in our jackup fleet for the three months ended March 31, 2019 is attributable to a $10.9 million increase due to more operating days, partially offset by a $1.9 million decline in revenues associated with unfavorable dayrate changes as compared to the same period of 2018.
Operating Costs and Expenses. Contract drilling services costs increased $34.9 million for the three months ended March 31, 2019 as compared to the same period of 2018. Rigs that returned to service in the current period contributed $32.4 million to the increase in operating costs. Cost increases were seen across all rig related expense categories, including personnel-related expenses and expenses for repairs and maintenance as rigs returned to operations.
Depreciation and amortization decreased $17.1 million for the three months ended March 31, 2019 as compared to the same period of 2018. The decline was due to the effect of rig impairments during 2018.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses decreased $6.1 million during the three months ended March 31, 2019 as compared to the same period of 2018, primarily as a result of a decrease in employee-related costs and professional fees.
Interest Expense. Interest expense decreased $5.8 million during the three months ended March 31, 2019 as compared to the same period of 2018. This decrease was primarily due to the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases throughout 2018 and early 2019. This decrease was offset by the issuance of our Senior Notes due 2026 (the “2026 Notes”) in January 2018 and the borrowing on our Credit Facilities (as defined herein) in early 2019. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.

Income Tax Provision. Our income tax provision decreased by $0.1 million for the three months ended March 31, 2019 as compared to the same period of 2018. Included in the income tax provision for both periods was the tax effect from the gain and loss on debt extinguishment of $6.6 million and $1.8 million for the current and prior period, respectively. Excluding these one-time items, the income tax provision decreased by $8.5 million due to a lower pre-tax loss and a higher worldwide effective tax rate in the current period as compared to the same period of 2018. The lower pre-tax loss generated a $1.5 million decrease in the tax provision due to the negative tax rate in the comparable period and the higher worldwide effective tax rate reduced the tax provision by $7.1 million in the current period. The increase in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources
Overview
Net cash used in operating activities was $40.8 million for the three months ended March 31, 2019 and net cash provided by operating activities was $54.9 million for the three months ended March 31, 2018. The decrease in net cash provided by operating activities for the three months ended March 31, 2019 was primarily attributable to a reduction in contract drilling services margin in the current period as compared to the same period of 2018, as well as a one-time tax refund of $84.5 million received in the first quarter of 2018. We had negative working capital of $134.5 million at March 31, 2019 and working capital of $293.6 million December 31, 2018.
Net cash used in investing activities for the three months ended March 31, 2019 was $88.9 million as compared to $33.7 million for the three months ended March 31, 2018. The variance primarily relates to the purchase of the Noble Joe Knight and the preparation of the Noble Johnny Whitstine to commence operations for its contract in the current period.
Net cash used in financing activities for the three months ended March 31, 2019 was $57.9 million as compared to $222.4 million for the three months ended March 31, 2018. During the current period, our primary use of cash included retirement of a portion of various tranches of our senior notes as a result of tender offers, offset by borrowings on our Credit Facilities.
In March 2019, we completed cash tender offers for our Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021 (the “2021 Notes”), Senior Notes due 2022 (the “2022 Notes”) and Senior Notes due 2024 (the “2024 Notes”). Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using borrowings under the 2015 Credit Facility (as defined herein) and cash on hand.
Our primary source of capital in the current period was cash generated from operating activities. Cash on hand during the current period was primarily used for the following:

•	normal recurring operating expenses;

•	retirement of a portion of various tranches of our senior notes in tender offers; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayments of debt and interest.
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our existing Credit Facilities and potential issuances of equity or long-term debt. However, to adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary.
At March 31, 2019, we had a total contract drilling services backlog of approximately $2.3 billion, which includes a commitment of 64 percent of available days for the remainder of 2019 and 40 percent of available days for 2020. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $136.8 million and $37.9 million for the three months ended March 31, 2019 and 2018, respectively. Capital expenditures during the first three months of 2019 consisted of the following:

•	$7.6 million for sustaining capital;

•	$41.1 million in major projects, including reactivations and subsea and other related projects;

•	$83.8 million to purchase the Noble Joe Knight (inclusive of cash paid and seller financing); and

•	$4.3 million in capitalized interest.
Our total capital expenditure estimate for 2019 is approximately $303.9 million.

•	$90.9 million for sustaining capital;

•	$119.9 million in major projects, including reactivations and subsea and other related projects;

•	$83.8 million purchase of the Noble Joe Knight; and

•	$9.3 million in capitalized interest.
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
At our 2019 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the three months ended March 31, 2019.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the three months ended March 31, 2019, we did not repurchase any of our shares.
Credit Facilities
2015 Credit Facility
We have a $300 million senior unsecured credit facility that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”).
In January 2018, in connection with entering into the 2017 Credit Facility (as defined herein), we amended the 2015 Credit Facility, which caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility. As a result of the 2015 Credit Facility’s reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the three months ended March 31, 2018. Borrowings under the 2015 Credit Facility bear interest at the London inter-bank offered rate (“LIBOR”) plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At March 31, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman ; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman ; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility is approximately $1.5 billion. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowing under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At March 31, 2019, we had $50.0 million of borrowings outstanding under the 2017 Credit Facility, plus $3.4 million of performance letters of credit.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At March 31, 2019, the interest rates and fees in effect under our Credit Facilities were the highest permitted interest rates under those agreements.
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
Seller Loans
2019 Seller Loan
In February 2019, we purchased the Noble Joe Knight for $83.8 million with a $53.6 million seller-financed secured loan (the “2019 Seller Loan”). The 2019 Seller Loan has a term of four years and requires a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2019 Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2019 Seller Loan. Based on the terms of the 2019 Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, the paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
2018 Seller Loan
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “2018 Seller Loan” and, together with the 2019 Seller Loan, the “Seller Loans”). The 2018 Seller Loan has a term of four years and requires a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2018 Seller Loan bears a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2018 Seller Loan. Based on the terms of the 2018 Seller Loan, the 1.25% paid-in-kind interest rate is accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% is payable in cash. Thereafter, the paid-in-kind interest ends and the cash interest rate of 4.25% is payable for the remainder of the term.
Both of the Seller Loans are guaranteed by Noble-Cayman and each is secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owns the relevant rig. Each Seller Loan contains debt to total capitalization ratio and minimum liquidity financial covenants substantially similar to the 2017 Credit Facility, and an asset and revenue covenant substantially similar to the 2026 Notes as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan requires immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig.
Senior Notes Interest Rate Adjustments
Our Senior Notes due 2025 (the “2025 Notes”) and our Senior Notes due 2045 (the “2045 Notes”) are subject to provisions that vary the applicable interest rates based on our debt rating. Effective April 2018, these senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increases are possible. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels. Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit ratings.
Debt Tender Offers, Repayments and Open Market Repurchases

In March 2019, we completed cash tender offers for the 2020 Notes, the 2021 Notes, the 2022 Notes, and the 2024 Notes. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using cash on hand and borrowings under the 2015 Credit Facility. As a result of this transaction, we recognized a net gain of approximately $31.3 million.
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
In March 2018, we repaid the remaining aggregate principal amount of $126.6 million of our Senior Notes due 2018 (the “2018 Notes”) at maturity using cash on hand.
In March 2018, we purchased $9.5 million aggregate principal amount of various tranches of our senior notes for approximately $8.7 million, plus accrued interest, as open market repurchases and recognized a net gain of approximately $0.5 million.
In February 2018, we redeemed the remaining principal amount of $61.9 million of our Senior Notes due 2019 (the “2019 Notes”) for approximately $65.3 million, plus accrued interest. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
In February 2018, we completed cash tender offers for the 2018 Notes, the 2019 Notes, the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2024 Notes. Pursuant to such tender offers, we purchased $754.2 million aggregate principal amount of these senior notes for $750.0 million, plus accrued interest, using the net proceeds of the 2026 Notes issuance and cash on hand. As a result of this transaction, we recognized a net loss of approximately $3.5 million.
Covenants
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
NHUK has guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, certain indirect subsidiaries of Noble-UK that own rigs are guarantors under the 2017 Credit Facility. Certain other subsidiaries of Noble-UK may be required from time to time to guarantee the obligations of the borrowers under the 2017 Credit Facility in order maintain compliance with the Guarantor Ratio Covenants.
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
In addition to the covenants from the Credit Facilities noted above, the covenants from the 2026 Notes described under “—Debt Issuance” above, and the covenants from the Seller Loans described under “—Seller Loans” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
At March 31, 2019, our debt to total tangible capitalization ratio under our 2017 Credit Facility was approximately 0.48 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loans and expect to remain in compliance throughout 2019.

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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under our Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. Borrowings under the 2015 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At March 31, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility. Borrowing under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At March 31, 2019, we had $50.0 million of borrowings outstanding under the 2017 Credit Facility, plus $3.4 million of performance letters of credit.
Our 2025 Notes and our 2045 Notes are subject to provisions that vary the applicable interest rates based on our debt rating. Effective April 2018, these senior notes have reached the contractually defined maximum interest rate set for each rating agency and no further interest rate increases are possible. The interest rates on these senior notes may be decreased if our debt ratings were to be raised by either rating agency above specified levels. Our other outstanding senior notes do not contain provisions varying applicable interest rates based upon our credit ratings.
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $2.9 billion at both March 31, 2019 and December 31, 2018. The decrease in the fair value of debt relates to a reduction in total principal amount outstanding due to our debt repayments during the period, partially offset by our debt issuance and changes in market expectations for interest rates and perceptions of our credit risk.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during three months ended March 31, 2019.
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
Item 4. Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of March 31, 2019. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer of Noble-Cayman, and Adam C. Peakes, Director, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2019. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 13— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information presented in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended March 31, 2019 there were no repurchases by Noble-UK of its shares.
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

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

10.1*	Noble Corporation 2019 Short-Term Incentive Plan.

10.2*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan.

10.3*	Form of Noble Corporation Time-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan.

10.4*	Noble Corporation Summary of Directors’ Compensation

10.5*
Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of May 1, 2019 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 1, 2019 and incorporated herein by reference).

10.6*	Noble Corporation plc 2017 Director Omnibus Plan, restated as of May 1, 2019 (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on May 1, 2019 and incorporated herein by reference).

31.1	Certification of Julie J. Robertson pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Adam C. Peakes pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Julie J. Robertson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Adam C. Peakes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

101	Interactive Data File
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Adam C. Peakes	May 2, 2019
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 2, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Adam C. Peakes	May 2, 2019
Adam C. Peakes Director, Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 2, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date