Form 10-Q
period 2019-06-30
Noble Corp plc; NOBLE CORP
filed 2019-08-02
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number:001-36211
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at July 31, 2019: Noble Corporation plc - 249,182,494
Number of shares outstanding: Noble Corporation - 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$153,766	$375,232
Accounts receivable, net	222,889	200,722
Taxes receivable	25,682	20,498
Prepaid expenses and other current assets	59,757	62,604
Total current assets	462,094	659,056
Property and equipment, at cost	11,080,690	10,956,412
Accumulated depreciation	(2,621,100)	(2,475,694)
Property and equipment, net	8,459,590	8,480,718
Other assets	139,035	125,149
Total assets	$9,060,719	$9,264,923
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$300,000	$—
Accounts payable	118,040	125,557
Accrued payroll and related costs	40,722	50,284
Taxes payable	25,513	29,386
Interest payable	89,153	100,100
Other current liabilities	161,361	60,130
Total current liabilities	734,789	365,457
Long-term debt	3,553,088	3,877,402
Deferred income taxes	70,872	91,695
Other liabilities	274,221	275,795
Total liabilities	4,632,970	4,610,349
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.01 par value, ordinary shares; 249,155 and 246,794 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	2,492	2,468
Additional paid-in capital	704,511	699,409
Retained earnings	3,385,517	3,608,366
Accumulated other comprehensive loss	(55,871)	(57,072)
Total shareholders’ equity	4,036,649	4,253,171
Noncontrolling interests	391,100	401,403
Total equity	4,427,749	4,654,574
Total liabilities and equity	$9,060,719	$9,264,923
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
Contract drilling services	$274,817	$247,689	$545,318	$476,795
Reimbursables and other	18,119	10,680	30,506	16,731
	292,936	258,369	575,824	493,526
Operating costs and expenses
Contract drilling services	168,865	151,437	340,593	288,286
Reimbursables	15,381	8,297	24,776	12,647
Depreciation and amortization	111,148	129,681	220,726	258,436
General and administrative	116,252	21,717	132,251	43,800
Loss on impairment	—	792,843	—	792,843
	411,646	1,103,975	718,346	1,396,012
Operating loss	(118,710)	(845,606)	(142,522)	(902,486)
Other income (expense)
Interest expense, net of amounts capitalized	(68,976)	(74,130)	(139,220)	(150,145)
Gain (loss) on extinguishment of debt, net	—	—	31,266	(8,768)
Interest income and other, net	1,860	2,865	4,366	4,204
Loss from continuing operations before income taxes	(185,826)	(916,871)	(246,110)	(1,057,195)
Income tax benefit	37,182	38,839	34,317	35,843
Net loss from continuing operations	(148,644)	(878,032)	(211,793)	(1,021,352)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss	(148,644)	(878,032)	(215,614)	(1,021,352)
Net (income) loss attributable to noncontrolling interests	(3,316)	249,969	(7,235)	250,955
Net loss attributable to Noble Corporation plc	$(151,960)	$(628,063)	$(222,849)	$(770,397)
Net loss attributable to Noble Corporation plc
Net loss from continuing operations	$(151,960)	$(628,063)	(219,028)	(770,397)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss attributable to Noble Corporation plc	$(151,960)	$(628,063)	$(222,849)	$(770,397)
Per share data
Basic:
Loss from continuing operations	$(0.61)	$(2.55)	$(0.88)	$(3.13)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.61)	$(2.55)	$(0.90)	$(3.13)

Diluted:
Loss from continuing operations	$(0.61)	$(2.55)	$(0.88)	$(3.13)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.61)	$(2.55)	$(0.90)	$(3.13)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(148,644)	$(878,032)	$(215,614)	$(1,021,352)
Other comprehensive income (loss)
Foreign currency translation adjustments	(406)	(2,771)	102	(2,104)
Amortization of deferred pension plan amounts (net of tax provision of $146 and $86 for the three months ended June 30, 2019 and 2018, respectively, and $291 and $173 for the six months ended June 30, 2019 and 2018, respectively)	549	325	1,099	649
Other comprehensive income (loss), net	143	(2,446)	1,201	(1,455)
Net comprehensive (income) loss attributable to noncontrolling interests	(3,316)	249,969	(7,235)	250,955
Comprehensive loss attributable to Noble Corporation plc	$(151,817)	$(630,509)	$(221,648)	$(771,852)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(215,614)	$(1,021,352)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	220,726	258,436
Loss on impairment	—	792,843
(Gain) loss on extinguishment of debt, net	(31,266)	8,768
Deferred income taxes	(4,741)	(51,724)
Amortization of share-based compensation	7,911	12,735
Other costs, net	62,925	3,226
Changes in components of working capital:
Change in taxes receivable	2,758	84,486
Net changes in other operating assets and liabilities	(50,161)	(33,524)
Net cash provided by (used in) operating activities	(7,462)	53,894
Cash flows from investing activities
Capital expenditures	(152,354)	(75,874)
Proceeds from disposal of assets, net	9,367	3,755
Net cash used in investing activities	(142,987)	(72,119)
Cash flows from financing activities
Issuance of senior notes	—	750,000
Borrowings on credit facilities	370,000	—
Repayments of credit facilities	(20,000)	—
Repayments of debt	(400,000)	(952,209)
Debt issuance costs	(90)	(14,802)
Dividends paid to noncontrolling interests	(17,538)	(12,694)
Taxes withheld on employee stock transactions	(2,761)	(3,407)
Net cash used in financing activities	(70,389)	(233,112)
Net decrease in cash, cash equivalents and restricted cash	(220,838)	(251,337)
Cash, cash equivalents and restricted cash, beginning of period	375,907	662,829
Cash, cash equivalents and restricted cash, end of period	$155,069	$411,492

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total equity, beginning balances	$4,583,808	$5,658,842	$4,654,574	$5,950,628

Common stock and additional paid-in capital:
Beginning balances	702,043	684,347	701,877	681,372
Amortization of share-based compensation	4,959	6,453	7,911	12,735
Issuance of share-based compensation shares	—	(12)	—	—
Shares withheld for taxes on equity transactions	1	(106)	(2,785)	(3,425)
Ending balances	707,003	690,682	707,003	690,682

Retained earnings:
Beginning balances	3,537,477	4,351,118	3,608,366	4,637,677
Net loss	(151,960)	(628,063)	(222,849)	(770,397)
Dividend equivalents (1)	—	(77)	—	39
Cumulative effects of changes in accounting principles	—	—	—	(144,341)
Ending balances	3,385,517	3,722,978	3,385,517	3,722,978

Accumulated other comprehensive income (loss):
Beginning balances	(56,014)	(47,437)	(57,072)	(42,888)
Other comprehensive income, net	143	(2,446)	1,201	(1,455)
Cumulative effects of changes in accounting principles	—	—	—	(5,540)
Ending balances	(55,871)	(49,883)	(55,871)	(49,883)

Total shareholders’ equity, ending balances	4,036,649	4,363,777	4,036,649	4,363,777

Noncontrolling interests:
Beginning balances	400,302	670,814	401,403	674,467
Net income (loss)	3,316	(249,969)	7,235	(250,955)
Dividends paid to noncontrolling interests	(12,518)	(10,027)	(17,538)	(12,694)
Ending balances	391,100	410,818	391,100	410,818

Total equity	$4,427,749	$4,774,595	$4,427,749	$4,774,595

(1)	Activity associated with dividend equivalents, which are related to performance awards granted in 2016, to be paid upon vesting.
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$153,703	$374,375
Accounts receivable, net	222,889	200,722
Taxes receivable	25,682	20,498
Prepaid expenses and other current assets	59,659	61,917
Total current assets	461,933	657,512
Property and equipment, at cost	11,080,690	10,956,412
Accumulated depreciation	(2,621,100)	(2,475,694)
Property and equipment, net	8,459,590	8,480,718
Other assets	139,035	125,149
Total assets	$9,060,558	$9,263,379
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$300,000	$—
Accounts payable	117,812	125,237
Accrued payroll and related costs	40,733	50,284
Taxes payable	25,513	29,386
Interest payable	89,153	100,100
Other current liabilities	61,361	60,012
Total current liabilities	634,572	365,019
Long-term debt	3,553,088	3,877,402
Deferred income taxes	70,872	91,695
Other liabilities	274,221	275,795
Total liabilities	4,532,753	4,609,911
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.10 par value, ordinary shares; 261,246 shares outstanding as of June 30, 2019 and December 31, 2018	26,125	26,125
Capital in excess of par value	654,969	647,082
Retained earnings	3,511,482	3,635,930
Accumulated other comprehensive loss	(55,871)	(57,072)
Total shareholders’ equity	4,136,705	4,252,065
Noncontrolling interests	391,100	401,403
Total equity	4,527,805	4,653,468
Total liabilities and equity	$9,060,558	$9,263,379
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
Contract drilling services	$274,817	$247,689	$545,318	$476,795
Reimbursables and other	18,119	10,680	30,506	16,731
	292,936	258,369	575,824	493,526
Operating costs and expenses
Contract drilling services	168,446	150,748	339,308	287,155
Reimbursables	15,381	8,297	24,776	12,647
Depreciation and amortization	110,538	128,173	219,310	255,812
General and administrative	8,672	8,121	16,267	21,578
Loss on impairment	—	792,843	—	792,843
	303,037	1,088,182	599,661	1,370,035
Operating loss	(10,101)	(829,813)	(23,837)	(876,509)
Other income (expense)
Interest expense, net of amounts capitalized	(68,976)	(74,130)	(139,220)	(150,145)
Gain (loss) on extinguishment of debt, net	—	—	31,266	(8,768)
Interest income and other, net	1,860	2,851	4,366	4,197
Loss from continuing operations before income taxes	(77,217)	(901,092)	(127,425)	(1,031,225)
Income tax benefit	37,182	38,733	34,317	35,737
Net loss from continuing operations	(40,035)	(862,359)	(93,108)	(995,488)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss	(40,035)	(862,359)	(96,929)	(995,488)
Net (income) loss attributable to noncontrolling interests	(3,316)	249,969	(7,235)	250,955
Net loss attributable to Noble Corporation	$(43,351)	$(612,390)	$(104,164)	$(744,533)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(40,035)	$(862,359)	$(96,929)	$(995,488)
Other comprehensive income (loss)
Foreign currency translation adjustments	(406)	(2,771)	102	(2,104)
Amortization of deferred pension plan amounts (net of tax provision of $146 and $86 for the three months ended June 30, 2019 and 2018, respectively, and $291 and $173 for the six months ended June 30, 2019 and 2018, respectively)	549	325	1,099	649
Other comprehensive income (loss), net	143	(2,446)	1,201	(1,455)
Net comprehensive (income) loss attributable to noncontrolling interests	(3,316)	249,969	(7,235)	250,955
Comprehensive loss attributable to Noble Corporation	$(43,208)	$(614,836)	$(102,963)	$(745,988)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(96,929)	$(995,488)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	219,310	255,812
Loss on impairment	—	792,843
(Gain) loss on extinguishment of debt, net	(31,266)	8,768
Deferred income taxes	(4,741)	(51,724)
Amortization of share-based compensation	7,887	12,711
Other costs, net	(37,075)	3,226
Changes in components of working capital:
Change in taxes receivable	2,758	84,486
Net changes in other operating assets and liabilities	(49,089)	(31,080)
Net cash provided by operating activities	10,855	79,554
Cash flows from investing activities
Capital expenditures	(152,354)	(75,874)
Proceeds from disposal of assets, net	9,367	3,755
Net cash used in investing activities	(142,987)	(72,119)
Cash flows from financing activities
Issuance of senior notes	—	750,000
Borrowings on credit facilities	370,000	—
Repayments of credit facilities	(20,000)	—
Repayments of debt	(400,000)	(952,209)
Debt issuance costs	(90)	(14,802)
Dividends paid to noncontrolling interests	(17,538)	(12,694)
Distributions to parent company, net	(20,284)	(29,069)
Net cash used in financing activities	(87,912)	(258,774)
Net decrease in cash, cash equivalents and restricted cash	(220,044)	(251,339)
Cash, cash equivalents and restricted cash, beginning of period	375,050	662,011
Cash, cash equivalents and restricted cash, end of period	$155,006	$410,672

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total equity, beginning balances	$4,583,475	$5,658,292	$4,653,468	$5,950,014

Common stock and additional paid-in capital:
Beginning balances	676,147	655,544	673,207	649,262
Capital contribution by parent - share based compensation	4,947	6,429	7,887	12,711
Ending balances	681,094	661,973	681,094	661,973

Retained earnings:
Beginning balances	3,563,040	4,379,371	3,635,930	4,669,173
Net loss	(43,351)	(612,390)	(104,164)	(744,533)
Distributions to parent company, net	(8,207)	(15,751)	(20,284)	(29,069)
Cumulative effects of changes in accounting principles	—	—	—	(144,341)
Ending balances	3,511,482	3,751,230	3,511,482	3,751,230

Accumulated other comprehensive income (loss):
Beginning balances	(56,014)	(47,437)	(57,072)	(42,888)
Other comprehensive income (loss), net	143	(2,446)	1,201	(1,455)
Cumulative effects of changes in accounting principles	—	—	—	(5,540)
Ending balances	(55,871)	(49,883)	(55,871)	(49,883)

Total shareholders’ equity, ending balances	4,136,705	4,363,320	4,136,705	4,363,320

Noncontrolling Interests:
Beginning balances	400,302	670,814	401,403	674,467
Net income (loss)	3,316	(249,969)	7,235	(250,955)
Dividends paid to noncontrolling interests	(12,518)	(10,027)	(17,538)	(12,694)
Ending balances	391,100	410,818	391,100	410,818

Total equity	$4,527,805	$4,774,138	$4,527,805	$4,774,138
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. As of June 30, 2019, our fleet consisted of 12 floaters (consisting of four semisubmersibles and eight drillships) and 13 jackups.
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
Beginning in 2019, we combined the semisubmersibles and drillships in our contract drilling services fleet into a single category, “floaters” for reporting purposes. We have made certain reclassifications so as to conform to such current period presentation. The reclassification did not have a material effect on our Condensed Consolidated Statements of Operations or related disclosures.
Note 2— Accounting Pronouncements
Accounting Standards Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842, “Leases”), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, time and uncertainty of cash flows arising from lease agreements. We adopted this standard, on a modified retrospective basis, effective January 1, 2019 and did not restate comparative periods. Our adoption did not have a material effect on our condensed consolidated financial statements.
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
During the three and six months ended June 30, 2019, the Bully joint ventures approved and paid dividends totaling $25.0 million and $35.1 million, respectively. During the three and six months ended June 30, 2018, the Bully joint ventures approved and paid dividends totaling $20.1 million and $25.4 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at both June 30, 2019 and December 31, 2018 totaled $0.7 billion. These assets were primarily funded through partner equity contributions. Cash held by the Bully joint ventures totaled approximately $28.8 million at June 30, 2019 as compared to approximately $45.2 million at December 31, 2018.
Note 4— Loss Per Share
The following table presents the computation of basic and diluted loss per share for Noble-UK:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Basic
Net loss from continuing operations	$(151,960)	$(628,063)	$(219,028)	$(770,397)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss attributable to Noble Corporation plc	$(151,960)	$(628,063)	$(222,849)	$(770,397)
Diluted
Net loss from continuing operations	$(151,960)	$(628,063)	$(219,028)	$(770,397)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss attributable to Noble Corporation plc	$(151,960)	$(628,063)	$(222,849)	$(770,397)
Denominator:
Weighted average shares outstanding - basic	249,154	246,740	248,705	246,438
Weighted average shares outstanding - diluted	249,154	246,740	248,705	246,438
Loss per share
Basic:
Loss from continuing operations	$(0.61)	$(2.55)	$(0.88)	$(3.13)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.61)	$(2.55)	$(0.90)	$(3.13)
Diluted:
Loss from continuing operations	$(0.61)	$(2.55)	$(0.88)	$(3.13)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(0.61)	$(2.55)	$(0.90)	$(3.13)

Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the three and six months ended June 30, 2019 and 2018, approximately 13.4 million share-based awards were excluded from diluted loss per share since the effect would have been anti-dilutive.
Share capital
As of June 30, 2019, Noble-UK had approximately 249.2 million shares outstanding and trading as compared to approximately 246.8 million shares outstanding and trading at December 31, 2018. At our 2019 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the six months ended June 30, 2019.
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
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the six months ended June 30, 2019 and 2018, we did not repurchase any of our shares.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	June 30, 2019	December 31, 2018
Drilling equipment and facilities	$10,685,462	$10,546,376
Construction in progress	192,966	209,091
Other	202,262	200,945
Property and equipment, at cost	$11,080,690	$10,956,412

On February 28, 2019, we purchased another GustoMSC CJ46 rig, the Noble Joe Knight. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller, PaxOcean Group (“PaxOcean”). See “Note 6— Debt” for additional information.
Note 6— Debt
Credit Facilities
2015 Credit Facility
We have a $300 million senior unsecured credit facility that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”), (the “2015 Credit Facility”).
In January 2018, in connection with entering into the 2017 Credit Facility (as defined herein), we amended the 2015 Credit Facility, which caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility. As a result of the 2015 Credit Facility’s reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the six months ended June 30, 2018. Borrowings under the 2015 Credit Facility bear interest at the London inter-bank offered rate (“LIBOR”) plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At June 30, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility on June 30, 2019 was approximately $1.5 billion. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowing under the 2017 Credit Facility bear

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At June 30, 2019, we had $50.0 million of borrowings outstanding under the 2017 Credit Facility, plus $3.4 million of performance letters of credit.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At June 30, 2019, the interest rates and fees in effect under our Credit Facilities were the highest permitted interest rates under those agreements. On July 26, 2019, we executed an amendment to our 2017 Credit Facility. See “Note 16— Subsequent Events” for additional information.
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
Covenants
At June 30, 2019, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant restricting debt to total tangible capitalization to not greater than 0.55 at the end of each fiscal quarter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

At June 30, 2019, our debt to total tangible capitalization ratio under our 2017 Credit Facility was approximately 0.48 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loans and expect to remain in compliance throughout 2019.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
4.90% Senior Notes due August 2020	$62,480	$59,107	$65,810	$60,177
4.625% Senior Notes due March 2021	79,821	76,114	92,967	84,931
3.95% Senior Notes due March 2022	21,175	18,564	41,617	37,096
7.75% Senior Notes due January 2024	389,067	305,300	783,350	613,719
7.95% Senior Notes due April 2025	446,735	325,103	446,517	339,035
7.875% Senior Notes due February 2026	738,710	643,710	738,075	647,085
6.20% Senior Notes due August 2040	390,489	214,754	390,454	245,242
6.05% Senior Notes due March 2041	389,750	214,216	389,693	247,171
5.25% Senior Notes due March 2042	478,058	256,246	477,996	277,056
8.95% Senior Notes due April 2045	390,716	262,236	390,672	311,392
Seller loans:
Seller-financed secured loan due September 2022	61,732	56,619	60,251	57,902
Seller-financed secured loan due February 2023	54,355	46,779	—	—
Credit facilities:
2015 Credit Facility matures January 2020	300,000	300,000	—	—
2017 Credit Facility matures January 2023	50,000	50,000	—	—
Total debt	3,853,088	2,828,748	3,877,402	2,920,806
Less: Current maturities of long-term debt	(300,000)	(300,000)	—	—
Long-term debt	$3,553,088	$2,528,748	$3,877,402	$2,920,806

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three and six months ended June 30, 2019 and 2018. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2017	$(27,603)	$(15,285)	$(42,888)
Activity during period:
Stranded tax effect resulting from the Tax Cuts and Jobs Act	(5,540)	—	(5,540)
Balance at January 1, 2018	(33,143)	(15,285)	(48,428)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	667	667
Amounts reclassified from AOCI	324	—	324
Net other comprehensive income	324	667	991
Balance at March 31, 2018	(32,819)	(14,618)	(47,437)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(2,771)	(2,771)
Amounts reclassified from AOCI	325	—	325
Net other comprehensive income	325	(2,771)	(2,446)
Balance at June 30, 2018	$(32,494)	$(17,389)	$(49,883)

Balance at December 31, 2018	$(39,058)	$(18,014)	$(57,072)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	508	508
Amounts reclassified from AOCI	550	—	550
Net other comprehensive income (loss)	550	508	1,058
Balance at March 31, 2019	(38,508)	(17,506)	(56,014)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(406)	(406)
Amounts reclassified from AOCI	549	—	549
Net other comprehensive income (loss)	549	(406)	143
Balance at June 30, 2019	$(37,959)	$(17,912)	$(55,871)

(1)
Defined benefit pension items relate to actuarial changes. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 11— Employee Benefit Plans” for additional information.

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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2019	December 31, 2018
Current contract assets	$21,635	$25,298
Noncurrent contract assets	18,484	22,366
Total contract assets	40,119	47,664

Current contract liabilities (deferred revenue)	(31,063)	(32,906)
Noncurrent contract liabilities (deferred revenue)	(46,740)	(47,847)
Total contract liabilities	$(77,803)	$(80,753)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2019 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2018	$47,664	$(80,753)

Amortization of deferred costs	(16,811)	—
Additions to deferred costs	9,266	—
Amortization of deferred revenue	—	28,907
Additions to deferred revenue	—	(25,957)
Total	(7,545)	2,950

Net balance at June 30, 2019	$40,119	$(77,803)

Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, at the end of the reporting period:

	Six Months Ended June 30, 2019
	2019	2020	2021	2022	2023 and beyond	Total
Floaters	$8,848	$16,466	$15,742	$9,248	$3,566	$53,870
Jackups	8,270	9,260	5,605	798	—	23,933
Total	$17,118	$25,726	$21,347	$10,046	$3,566	$77,803

The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Floaters	$144,079	$134,079	$297,233	$254,715
Jackups	130,738	113,610	248,085	222,080
Total	$274,817	$247,689	$545,318	$476,795

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
Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$28,895
Current operating lease liabilities	4,674
Long-term operating lease liabilities	23,759

Weighted average remaining lease term for operating leases (years)	8.8
Weighted average discounted rate for operating leases	9.6%
The components of lease cost were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,714	$3,573
Short-term lease cost	2,357	4,409
Variable lease cost	216	745
Total lease cost	$4,287	$8,727
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,641	$3,841

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Maturities of lease liabilities as of June 30, 2019 were as follows:

Operating Leases
2019 (remainder)	$3,403
2020	6,634
2021	4,930
2022	3,867
2023	3,473
Thereafter	22,421
Total lease payments	44,728
Less: Interest	(16,295)
Present value of lease liability	$28,433

Note 10— Income Taxes
At June 30, 2019, the reserves for uncertain tax positions totaled $161.6 million (net of related tax benefits of $1.0 million). At December 31, 2018, the reserves for uncertain tax positions totaled $183.8 million (net of related tax benefits of $1.0 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits, adjustments to reserves as a result of new facts including but not limited to information obtained as a result of previously closed audits, or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.
At June 30, 2019, our income tax provision included a net tax benefit of $33.7 million following the effective settlement of the examination of our U.S. tax returns for the taxable years ended December 31, 2010 and 2011.
At June 30, 2018, our income tax provision included a non-cash item of $35.6 million related to the impairment of three rigs and certain capital spares.
Note 11— Employee Benefit Plans
Pension costs include the following components for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$431	$2,178	$354	$2,044
Return on plan assets	(614)	(2,579)	(710)	(2,978)
Recognized net actuarial loss	2	693	—	411
Net pension benefit cost (gain)	$(181)	$292	$(356)	$(523)

	Six Months Ended June 30,
	2019		2018
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$876	$4,356	$819	$4,089
Return on plan assets	(1,248)	(5,157)	(1,426)	(5,957)
Recognized net actuarial loss	5	1,385	—	822
Net pension benefit cost (gain)	$(367)	$584	$(607)	$(1,046)
During the three and six months ended June 30, 2019 and 2018, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the U.S. plans and, as such, Noble recognized no service costs with the plans for the three and six months ended June 30, 2019 and 2018.
Note 12— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,675	$7,675	$—	$—

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
Note 13— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries seeking damages for patent infringement in a Texas federal court and Transocean later added another claim alleging that we breached a 2007 settlement agreement we entered into with Transocean relating to patent claims in respect of another Noble rig. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling, and Transocean is seeking royalties of a $10.0 million fee and a five percent license fee for the pertinent period of operation for each vessel and damages for the breach of contract. The patents expired in the United States in May 2016 and are also expired in most other countries. We were aware of the patents when we constructed the rigs, and while there is inherent risk in litigation, we do not believe that our rigs infringe the Transocean patents or that there has been any breach of the 2007 agreement. The litigation continues, and the court has set a trial date in November 2019. We continue to defend ourselves vigorously against this claim.
Brazil commercial agent
We previously used a commercial agent in Brazil in connection with our Petróleo Brasileiro S.A. (“Petrobras”) drilling contracts. This agent represented a number of different companies in Brazil over many years, including several offshore drilling contractors. In November 2015, this agent pled guilty in Brazil in connection with the award of a drilling contract to a competitor and implicated a Petrobras official as part of a wider investigation of Petrobras’ business practices. Following news reports relating to the agent’s involvement in the Brazil investigation in connection with his activities with other companies, we conducted a review, which was substantially completed in 2017, of our relationship with the agent and with Petrobras. We have been in contact and cooperated with the SEC, the Brazilian federal prosecutor’s office and the U.S. Department of Justice (“DOJ”) about this matter and in December 2018, the SEC and the DOJ each advised us that they had closed their file on this matter. We have remained in contact with the Brazilian federal prosecutor’s office, who is aware of our internal review, and we continue to cooperate with any questions or requests they may have. To our knowledge, neither the agent, nor the government authorities investigating the matter, has alleged that the agent or Noble acted improperly in connection with our contracts with Petrobras.
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
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to create and fund a litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court, and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants all of whom have indemnification arrangements with us. Discovery continues and the court has set a litigation schedule which would result in all pre-trial activity being completed by the end of May 2020. A trial date has not yet been set.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the uncertainty and risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigating the claims. As such, the Company's current estimated loss related to the final disposition of this matter is $100.0 million, which the Company has recorded as a general and administrative expense for the three and six months ended June 30, 2019 and is reflected as a current liability as of June 30, 2019. As pre-trial matters progress, the Company's estimated loss could change, and that change could be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust's claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at June 30, 2019, could be substantial and could have a material adverse effect on our business, financial condition and results of operations. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.
We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off, we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. However, we intend to pursue coverage should the litigation be concluded adversely to us or should we settle in litigation. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including a Master Separation Agreement (the "MSA") and a Tax Sharing Agreement (the “TSA”).
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
During the six months ended June 30, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Condensed Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Tax matters
The Internal Revenue Service (“IRS”) has completed its examination procedures including all appeals and administrative reviews for the taxable years ended December 31, 2010 and December 31, 2011. In June 2019, the IRS examination team notified us that they were no longer proposing any adjustments with respect to our tax reporting for the taxable years ended December 31, 2010 and December 31, 2011. We are due a refund for the 2010 and 2011 tax years. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns. We believe that we have accurately reported all amounts in our 2012, 2013, 2014, and 2015 tax returns.
Audit claims of approximately $52.6 million attributable to income and other business taxes have been assessed against Noble entities in Mexico related to tax years 2005 and 2007. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Note 14— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our restricted cash balance as of June 30, 2019 and December 31, 2018 consisted of $1.3 million and $0.7 million, respectively, and is included in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accounts receivable	$(21,767)	$(7,533)	$(21,767)	$(7,533)
Other current assets	3,194	6,534	2,605	5,962
Other assets	5,166	(15,049)	6,582	(12,426)
Accounts payable	(3,197)	1,014	(3,105)	993
Other current liabilities	(27,575)	(10,094)	(27,422)	(9,680)
Other liabilities	(5,982)	(8,396)	(5,982)	(8,396)
Total net change in assets and liabilities	$(50,161)	$(33,524)	$(49,089)	$(31,080)

Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2019 and December 31, 2018 were $46.8 million and $52.1 million, respectively.
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
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 15— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is an issuer, or full and unconditional guarantor or otherwise obligated as of June 30, 2019 with respect to registered securities as follows (see “Note 6— Debt” for additional information):

Notes (1)	Issuer	Guarantor
4.90% Senior Notes due 2020	NHIL	Noble-Cayman
4.625% Senior Notes due 2021	NHIL	Noble-Cayman
3.95% Senior Notes due 2022	NHIL	Noble-Cayman
7.75% Senior Notes due 2024	NHIL	Noble-Cayman
7.95% Senior Notes due 2025	NHIL	Noble-Cayman
6.20% Senior Notes due 2040	NHIL	Noble-Cayman
6.05% Senior Notes due 2041	NHIL	Noble-Cayman
5.25% Senior Notes due 2042	NHIL	Noble-Cayman
8.95% Senior Notes due 2045	NHIL	Noble-Cayman

(1) Our 2026 Notes are excluded from this list as they are unregistered securities issued in a non-public offering.
The following condensed consolidating financial statements of Noble-Cayman, NHIL and all other subsidiaries present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019
(in thousands)
(Unaudited)

	Noble - Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$153,703	$—	$153,703
Accounts receivable	—	—	222,889	—	222,889
Taxes receivable	—	—	25,682	—	25,682
Accounts receivable from affiliates	653,968	61,045	5,262,705	(5,977,718)	—
Prepaid expenses and other current assets	327	—	59,332	—	59,659
Total current assets	654,295	61,045	5,724,311	(5,977,718)	461,933
Property and equipment, at cost	—	—	11,080,690	—	11,080,690
Accumulated depreciation	—	—	(2,621,100)	—	(2,621,100)
Property and equipment, net	—	—	8,459,590	—	8,459,590
Notes receivable from affiliates	5,145	—	28,000	(33,145)	—
Investments in affiliates	7,798,404	8,786,983	—	(16,585,387)	—
Other assets	—	—	139,035	—	139,035
Total assets	$8,457,844	$8,848,028	$14,350,936	$(22,596,250)	$9,060,558
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$300,000	$—	$—	$—	$300,000
Accounts payable	16	—	117,796	—	117,812
Accrued payroll and related costs	—	—	40,733	—	40,733
Accounts payable to affiliates	4,000,510	1,262,194	715,014	(5,977,718)	—
Taxes payable	—	113	25,400	—	25,513
Interest payable	684	85,057	3,412		89,153
Other current liabilities	—	—	61,361	—	61,361
Total current liabilities	4,301,210	1,347,364	963,716	(5,977,718)	634,572
Long-term debt	—	3,387,002	166,086	—	3,553,088
Notes payable to affiliates	—	28,000	5,145	(33,145)	—
Deferred income taxes	—	—	70,872	—	70,872
Other liabilities	19,929	—	254,292	—	274,221
Total liabilities	4,321,139	4,762,366	1,460,111	(6,010,863)	4,532,753
Commitments and contingencies
Shareholders’ equity	4,136,705	4,085,662	12,499,725	(16,585,387)	4,136,705
Noncontrolling interests	—	—	391,100	—	391,100
Total equity	4,136,705	4,085,662	12,890,825	(16,585,387)	4,527,805
Total liabilities and equity	$8,457,844	$8,848,028	$14,350,936	$(22,596,250)	$9,060,558

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$274,817	$—	$274,817
Reimbursables and other	—	—	18,119	—	18,119
Total operating revenues	—	—	292,936	—	292,936
Operating costs and expenses
Contract drilling services	16	—	168,430	—	168,446
Reimbursables	—	—	15,381	—	15,381
Depreciation and amortization	—	—	110,538	—	110,538
General and administrative	—	170	8,502	—	8,672
Total operating costs and expenses	16	170	302,851	—	303,037
Operating loss	(16)	(170)	(9,915)	—	(10,101)
Other income (expense)
Income (loss) of unconsolidated affiliates	(40,105)	(209)	—	40,314	—
Interest expense, net of amounts capitalized	(3,301)	(61,184)	(5,116)	625	(68,976)
Interest income and other, net	71	(3)	2,417	(625)	1,860
Income (loss) before income taxes	(43,351)	(61,566)	(12,614)	40,314	(77,217)
Income tax benefit	—	—	37,182	—	37,182
Net income (loss)	(43,351)	(61,566)	24,568	40,314	(40,035)
Net (income) loss attributable to noncontrolling interests	—	—	(3,316)	—	(3,316)
Net income (loss) attributable to Noble Corporation	(43,351)	(61,566)	21,252	40,314	(43,351)
Other comprehensive income (loss), net	143	—	143	(143)	143
Comprehensive income (loss) attributable to Noble Corporation	$(43,208)	$(61,566)	$21,395	$40,171	$(43,208)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	—	—	545,318	—	545,318
Reimbursables and other	—	—	30,506	—	30,506
Total operating revenues	—	—	575,824	—	575,824
Operating costs and expenses
Contract drilling services	51	—	339,257	—	339,308
Reimbursables	—	—	24,776	—	24,776
Depreciation and amortization	—	—	219,310	—	219,310
General and administrative	—	173	16,094	—	16,267
Total operating costs and expenses	51	173	599,437	—	599,661
Operating loss	(51)	(173)	(23,613)	—	(23,837)
Other income (expense)
Income (loss) of unconsolidated affiliates	(95,813)	1,975	—	93,838	—
Income (loss) of unconsolidated affiliates - discontinued operations, net of tax	(3,821)	(3,821)	—	7,642	—
Interest expense, net of amounts capitalized	(4,619)	(132,761)	(7,344)	5,504	(139,220)
Gain on extinguishment of debt, net	—	31,266	—	—	31,266
Interest income and other, net	140	(10)	9,740	(5,504)	4,366
Income (loss) before income taxes	(104,164)	(103,524)	(21,217)	101,480	(127,425)
Income tax benefit	—	—	34,317	—	34,317
Net income (loss) from continuing operations	(104,164)	(103,524)	13,100	101,480	(93,108)
Net income (loss) from discontinued operations	—	—	(3,821)	—	(3,821)
Net income (loss)	(104,164)	(103,524)	9,279	101,480	(96,929)
Net (income) loss attributable to noncontrolling interests	—	—	(7,235)	—	(7,235)
Net income (loss) attributable to Noble Corporation	(104,164)	(103,524)	2,044	101,480	(104,164)
Other comprehensive income (loss), net	1,201	—	1,201	(1,201)	1,201
Comprehensive income (loss) attributable to Noble Corporation	$(102,963)	$(103,524)	$3,245	$100,279	$(102,963)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$247,689	$—	$247,689
Reimbursables and other	—	—	10,680	—	10,680
Total operating revenues	—	—	258,369	—	258,369
Operating costs and expenses
Contract drilling services	74	793	149,881	—	150,748
Reimbursables	—	—	8,297	—	8,297
Depreciation and amortization	—	—	128,173	—	128,173
General and administrative	32	565	7,524	—	8,121
Loss on impairment	—	—	792,843	—	792,843
Total operating costs and expenses	106	1,358	1,086,718	—	1,088,182
Operating loss	(106)	(1,358)	(828,349)	—	(829,813)
Other income (expense)
Income (loss) of unconsolidated affiliates	(613,855)	(363,431)	—	977,286	—
Interest expense, net of amounts capitalized	(15)	(105,771)	(11,889)	43,545	(74,130)
Interest income and other, net	1,586	(2)	44,812	(43,545)	2,851
Income (loss) before income taxes	(612,390)	(470,562)	(795,426)	977,286	(901,092)
Income tax benefit	—	—	38,733	—	38,733
Net income (loss)	(612,390)	(470,562)	(756,693)	977,286	(862,359)
Net loss attributable to noncontrolling interests	—	—	249,969	—	249,969
Net income (loss) attributable to Noble Corporation	(612,390)	(470,562)	(506,724)	977,286	(612,390)
Other comprehensive income (loss), net	(2,446)	—	(2,446)	2,446	(2,446)
Comprehensive income (loss) attributable to Noble Corporation	$(614,836)	$(470,562)	$(509,170)	$979,732	$(614,836)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$476,795	$—	$476,795
Reimbursables and other	—	—	16,731	—	16,731
Total operating revenues	—	—	493,526	—	493,526
Operating costs and expenses
Contract drilling services	155	1,397	285,603	—	287,155
Reimbursables	—	—	12,647	—	12,647
Depreciation and amortization	—	—	255,812	—	255,812
General and administrative	65	1,183	20,330	—	21,578
Loss on impairment	—	—	792,843	—	792,843
Total operating costs and expenses	220	2,580	1,367,235	—	1,370,035
Operating loss	(220)	(2,580)	(873,709)	—	(876,509)
Other income (expense)
Income (loss) of unconsolidated affiliates	(744,671)	(350,913)	—	1,095,584	—
Interest expense, net of amounts capitalized	(460)	(225,592)	(11,889)	87,796	(150,145)
Gain (loss) on extinguishment of debt, net	(2,336)	5,419	(11,851)	—	(8,768)
Interest income and other, net	3,154	(131)	88,970	(87,796)	4,197
Income (loss) before income taxes	(744,533)	(573,797)	(808,479)	1,095,584	(1,031,225)
Income tax benefit	—	—	35,737	—	35,737
Net income (loss)	(744,533)	(573,797)	(772,742)	1,095,584	(995,488)
Net loss attributable to noncontrolling interests	—	—	250,955	—	250,955
Net income (loss) attributable to Noble Corporation	(744,533)	(573,797)	(521,787)	1,095,584	(744,533)
Other comprehensive income (loss), net	(1,455)	—	(1,455)	1,455	(1,455)
Comprehensive income (loss) attributable to Noble Corporation	$(745,988)	$(573,797)	$(523,242)	$1,097,039	$(745,988)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$4,572	$(145,632)	$151,915	$—	10,855
Cash flows from investing activities
Capital expenditures	—	—	(152,354)	—	(152,354)
Proceeds from disposal of assets	—	—	9,367	—	9,367
Notes receivable from affiliates	—	—	(28,000)	28,000	—
Net cash provided by (used in) investing activities	—	—	(170,987)	28,000	(142,987)
Cash flows from financing activities
Borrowings on credit facilities	300,000	—	70,000	—	370,000
Repayment of long-term debt	—	(400,000)	—	—	(400,000)
Repayments of credit facilities	—	—	(20,000)	—	(20,000)
Debt issuance costs	—	—	(90)	—	(90)
Early repayment of long-term debt	—	—	—	—	—
Premiums paid on early repayment of long-term debt	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	(17,538)	—	(17,538)
Distributions to parent company, net	(20,284)	—	—	—	(20,284)
Advances (to) from affiliates	(284,288)	499,814	(215,526)	—	—
Notes payable to affiliates	—	28,000	—	(28,000)	—
Net cash provided by (used in) financing activities	(4,572)	127,814	(183,154)	(28,000)	(87,912)
Net change in cash, cash equivalents and restricted cash	—	(17,818)	(202,226)	—	(220,044)
Cash, cash equivalents and restricted cash, beginning of period	—	17,818	357,232	—	375,050
Cash, cash equivalents and restricted cash, end of period	$—	$—	$155,006	$—	$155,006

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$15,220	$(206,481)	$270,815	$—	$79,554
Cash flows from investing activities
Capital expenditures	—	—	(75,874)	—	(75,874)
Proceeds from disposal of assets	—	—	3,755	—	3,755
Net cash used in investing activities	—	—	(72,119)	—	(72,119)
Cash flows from financing activities
Repayment of long-term debt	—	(738,555)	(213,654)	—	(952,209)
Issuance of senior notes	—	750,000	—	—	750,000
Debt issuance costs	(822)	(12,581)	(1,399)	—	(14,802)
Dividends paid to noncontrolling interests	—	—	(12,694)	—	(12,694)
Distribution to parent company, net	(29,069)	—	—	—	(29,069)
Advances (to) from affiliates	14,925	178,293	(193,218)	—	—
Net cash provided by (used in) financing activities	(14,966)	177,157	(420,965)	—	(258,774)
Net change in cash, cash equivalents and restricted cash	254	(29,324)	(222,269)	—	(251,339)
Cash, cash equivalents and restricted cash, beginning of period	11	29,324	632,676	—	662,011
Cash, cash equivalents and restricted cash, end of period	$265	$—	$410,407	$—	$410,672

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16— Subsequent Events
On July 26, 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”) that replaced the covenant that limited our ratio of debt to total tangible capitalization with a covenant that limits our ratio of Senior Guaranteed Indebtedness (as defined in the First Amendment to the 2017 Credit Facility) to Adjusted EBITDA (as defined in the First Amendment to the 2017 Credit Facility) as of the last day of each fiscal quarter, with such ratio not to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter. In addition, the First Amendment to the 2017 Credit Facility reduced total commitments under the 2017 Credit Facility from $1.5 billion to $1.3 billion and added a requirement that any amounts drawn under the 2017 Credit Facility not exceed the amount available under the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility). The maturity remains January 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2019, and our results of operations for the three and six months ended June 30, 2019 and 2018. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, borrowings under our Credit Facilities (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of the Paragon Offshore litigation or any other dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, or in the documents incorporated by reference, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors including but not limited to market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the U.S., actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Reports on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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
Outlook
We continue to see steady improvement in our business, as evidenced by increased contracting and bidding activity. Oil prices have improved from the drop experienced at the end of the fourth quarter of 2018 and into 2019. Brent crude oil averaged $64.22 per barrel during June 2019, which exceeded the average closing price for December 2018 by $6.86 per barrel. However, the challenging business environment for offshore drillers persists due to an industry-wide rig supply imbalance that resulted from a multi-year period of investment in new offshore drilling capacity and the slackened demand for offshore drilling. Following the period of industry expansion, a period of oil price volatility compelled exploration and production companies to reduce spending and deemphasize offshore programs while focusing instead on land-based opportunities. A portion of the newbuild offshore rig capacity ordered prior to the decline in industry activity continues to exit shipyards, while the delivery of other newbuild rigs has been delayed into the future. In either case, these rigs have added to the prevailing supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal, but the pace of attrition is significantly less than what would be required to remedy the capacity imbalance in the near term. Additionally, our customers have adopted a more cautious approach to offshore spending due, in part, to volatility in crude oil prices over the past five years. During 2018 and the first half of 2019, the industry saw improvement in leading edge dayrates in the high specification jackup sector, especially in regions such as the North Sea and Middle East where approximately 80 percent of our fleet is located. We remain cautiously optimistic that this trend will continue throughout 2019. The floating sector, while improving, has not enjoyed the same pricing improvement as the jackup sector. While market improvement during the first half of 2019 gives cause for some optimism, additional customer activity will be required before floating sector dayrates move higher.
In spite of the gradual improvement in offshore activities in 2018 and early 2019, we expect the business environment for the remainder of 2019 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”) plus other non-OPEC producers including Russia ("OPEC+"), the incremental production capacity in non-OPEC+ countries, including production from U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets are contributing to an uncertain oil price environment, leading to considerable uncertainty in our customers’ production spending plans. However, steady oil demand growth, the lack of production investments in various countries and the production limits agreed to by OPEC+ should support higher sustained crude prices and lead to improved offshore spending by our customers over time. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates and contract terms that are substantially lower than rates and terms were for the same class of rigs before this period of imbalance.
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
Due to numerous factors that influence our customers' annual global offshore spending patterns, including geopolitical events, we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry. However, we believe the existence of certain factors should over time contribute to an improvement in the market for our services, driven in part by an acceleration in customers’ offshore spending. These factors include:

•	sustained higher crude oil prices;

•	improved geologic success with regard to our customers’ exploration efforts;

•	greater customer access to areas with promising offshore resource potential;

•	advances in offshore technological applications which reduce offshore costs and improve project economics;

•	high rate of natural depletion relating to land-based sources of crude oil production;

•	deteriorating annual production and poor reserve replacement metrics caused, in part, by a period of sustained under-investment by our customers; and

•	declining supply of rigs due to continued attrition.
We believe that we are strategically well positioned during this period of fundamental weakness for several reasons, including our substantial backlog, modern fleet of high-specification rigs and strong operational capability. We also believe that these strengths will help us take advantage of any future market upcycle.
Results and Strategy
Our business strategy focuses on a balanced, high-specification fleet of both floating and jackup rigs and the offering of our drilling services in oil and gas basins around the world. We emphasize safe operations through the employment of quality, well-trained crews and strive to manage rig operating costs through the implementation and continuous improvement of innovative systems and processes, including the use of data analytics and predictive maintenance technology.
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
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was to provide under the Settlement Agreement. Consequently, Paragon Offshore abandoned the Settlement Agreement as part of the New Plan, and the Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to create and fund a litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court, and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy. The complaint alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The complaint states that the litigation trust is seeking damages of approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, as well as unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification arrangements with us. Discovery continues and the court has set a litigation schedule, which would result in all pre-trial activity being completed by the end of May 2020. A trial date has not yet been set.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the uncertainty risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigation claims. As such, the Company's current estimated loss related to final disposition of this matter is $100.0 million, which the Company has recorded as a general and administrative expense for the three and six months ended June 30, 2019 and is reflected as a current liability as of June 30, 2019. As pretrial matters progress, the Company's estimated loss could change, and that change could be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust's claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at June 30, 2019, could be substantial and could have a material adverse effect on our business, financial condition and results of operations. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.
We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off, we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. However, we intend to pursue coverage should the litigation be concluded adversely to us or should we settle the litigation. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
Prior to the completion of the Spin-off, Noble-UK and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including a Master Separation Agreement (the "MSA") and a Tax Sharing Agreement (the “TSA”).
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
During the six months ended June 30, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Condensed Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of June 30, 2019, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2019 (1)	2020	2021	2022	2023
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,328,747	$252,653	$481,239	$338,025	$187,255	$69,575
Jackups	819,855	258,972	327,051	166,805	67,027	—
Total (4)	$2,148,602	$511,625	$808,290	$504,830	$254,282	$69,575
Percent of Available Days Committed (5)
Floaters		60%	48%	27%	15%	6%
Jackups		86%	47%	31%	13%	—%
Total		73%	47%	29%	14%	3%

(1)	Represents a six-month period beginning July 1, 2019.

(2)
As previously reported, three of our long-term drilling contracts with Shell, the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day plus daily operating expenses. The amendment also provided Shell the right to idle the Noble Bully II for up to one year at a special stacking rate. The Noble Bully II was idled at a rate of $200,000 per day, effective April 3, 2017. In April 2018, we agreed with Shell to extend the idle period for the Noble Bully II through December 31, 2018 at a revised rate of $230,000 per day. We are currently engaged in discussions with Shell with respect to its plans for the rig and the potential dayrates based on such plans. We have reflected the revised rate of $230,000 per day through the end of 2019 in our backlog. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at their respective dayrate floor for the remaining contract term.

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of June 30, 2019, the backlog for the Noble Bully II totaled $323.8 million, all of which is included in backlog. As of the same date, the Noble Bully I had no backlog. Noble’s proportional interest in the backlog for these rigs totaled $161.9 million.

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

As of June 30, 2019, Shell, Saudi Arabian Oil Company and ExxonMobil represented approximately 48.9 percent, 22.9 percent and 11.8 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended June 30, 2019 and 2018
Net loss from continuing operations attributable to Noble-UK for the three months ended June 30, 2019 was $152.0 million, or $0.61 per diluted share, on operating revenues of $292.9 million, compared to net loss from continuing operations for the three months ended June 30, 2018 of $628.1 million, or $2.55 per diluted share, on operating revenues of $258.4 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between June 30, 2019 and June 30, 2018, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the three months ended June 30, 2019 and 2018, Noble-Cayman's operating losses were $108.6 million and $15.8 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services. In the three months ended June 30, 2019, Noble-UK recorded a $100.0 million expense related to ongoing litigation, which was not recognized by Noble-Cayman.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	2019	2018	% Change	2019	2018	% Change
Jackups	98%	70%	1,050	872	20%	$124,572	$130,332	(4)%
Floaters	67%	39%	728	499	46%	197,911	268,588	(26)%
Total	82%	54%	1,778	1,371	30%	$154,609	$180,689	(14)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Operating revenues:
Contract drilling services	$274,817	$247,689	$27,128	11%
Reimbursables and other (1)	18,119	10,680	7,439	70%
	292,936	258,369	34,567	13%
Operating costs and expenses:
Contract drilling services	168,865	151,437	17,428	12%
Reimbursables (1)	15,381	8,297	7,084	85%
Depreciation and amortization	107,802	124,223	(16,421)	(13)%
General and administrative	116,252	21,717	94,535	435%
Loss on impairments	—	792,843	(792,843)	(100)%
	408,300	1,098,517	(690,217)	(63)%
Operating income (loss)	$(115,364)	$(840,148)	$724,784	(86)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $27.1 million increase in contract drilling services revenues for the three months ended June 30, 2019 as compared to the same period of 2018 was composed of a $46.2 million increase due to an increased number of operating days offset by a $19.1 million decrease from lower dayrates. The revenue increase was due to a $10.0 million and $17.1 million increase in floater and jackup fleet revenues, respectively.
The $10.0 million revenue increase in our floater fleet for the three months ended June 30, 2019 is attributable to a $33.2 million increase due to an increased number in operating days as three rigs, the Noble Clyde Boudreaux, the Noble Sam Croft, and the Noble Tom Madden, returned to service which was offset by a decline of $5.6 million due to the Noble Paul Romano being warm-stacked in the middle of the second quarter of 2018. Floater fleet revenue was also impacted by a decline in dayrates of $36.4 million as the legacy contract for the Noble Don Taylor and the legacy assignment for the Noble Globetrotter I were completed in early 2019. These dayrate reductions were offset by an increase in dayrates of $18.8 million on other rigs. This increase was mainly attributable to the Noble Globetrotter II, which experienced an uplift in revenue in part due to the Company owned managed pressure drilling system.
The $17.1 million revenue increase in our jackup fleet for the three months ended June 30, 2019 is attributable to a $18.6 million increase due to more operating days, mainly due to the Noble Sam Hartley and Noble Mick O’Brien rigs, which returned to service, and the Noble Johnny Whitstine, which was placed in service for the first time. This increase was partially offset by a $1.5 million decline in revenues associated with lower dayrates as legacy contracts were completed in early 2019.
Operating Costs and Expenses. Contract drilling services costs increased $17.4 million for the three months ended June 30, 2019 as compared to the same period of 2018. Rigs that returned to service or were placed in service for the first time in the current period accounted for $23.0 million of the increase. Cost increases were seen across all rig related expense categories, including personnel-related expenses and expenses for repairs and maintenance as rigs returned to operations. These increases were partially offset by a couple of rigs that had more operating days in the prior quarter as compared to the current quarter, resulting in a decrease in contract drilling services costs of $2.5 million and a reduction in the current period of $2.7 million due mainly to lower customer required personnel and lower mobilization costs, for the Noble Don Taylor.
Depreciation and amortization decreased $16.4 million for the three months ended June 30, 2019 as compared to the same period of 2018. The decline was due to the effect of rig impairments during 2018.
Loss on impairments of $792.8 million in the comparable quarter was a result of an impairment charge on three rigs and certain capital spare equipment.

Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $94.5 million during the three months ended June 30, 2019 as compared to the same period of 2018, primarily as a result of Noble-UK recognizing a $100.0 million expense in connection with ongoing litigation during the three months ended June 30, 2019, offset by a decrease in employee-related costs, professional fees and lower office rent.
Interest Expense. Interest expense decreased $5.2 million during the three months ended June 30, 2019 as compared to the same period of 2018. This decrease was primarily due to the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases throughout 2018 and early 2019. This decrease was offset by the issuance of our two Seller Loans (as defined herein) in late 2018 and early 2019 as well as the borrowing on our Credit Facilities (as defined herein) in early 2019. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit decreased by $1.7 million for the three months ended June 30, 2019 as compared to the same period of 2018. Excluding the tax impact of extraordinary items such as the tax benefit from the settlement of our uncertain tax positions related to the 2010-2011 U.S. tax audit of $33.7 million, which was effectively settled in the current period, and the tax benefit from the asset impairment of $35.6 million for the same period of 2018, our income tax benefit increased by $0.3 million. This increase is comprised of a $1.3 million increase in tax benefit due to higher worldwide effective tax rate and a $1.0 million decrease in the tax benefit due to a lower pre-tax loss. The increase in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
For the Six Months Ended June 30, 2019 and 2018
Net loss from continuing operations attributable to Noble-UK for the six months ended June 30, 2019 was $219.0 million, or $0.88 per diluted share, on operating revenues of $575.8 million, compared to net loss from continuing operations for the six months ended June 30, 2018 of $770.4 million, or $3.13 per diluted share, on operating revenues of $493.5 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between June 30, 2019 and June 30, 2018, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the six months ended June 30, 2019 and 2018, Noble-Cayman's operating losses were $118.7 million and $26.0 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services. In the six months ended June 30, 2019, Noble-UK recorded a $100.0 million expense related to ongoing litigation, which was not recognized by Noble-Cayman.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019	2018	% Change	2019	2018	% Change
Jackups	96%	63%	1,972	1,578	25%	$125,777	$140,779	(11)%
Floaters	63%	38%	1,375	964	43%	216,170	264,120	(18)%
Total	79%	51%	3,347	2,542	32%	$162,908	$187,574	(13)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Operating revenues:
Contract drilling services	$545,318	$476,795	$68,523	14%
Reimbursables and other (1)	30,506	16,731	13,775	82%
	575,824	493,526	82,298	17%
Operating costs and expenses:
Contract drilling services	340,593	288,286	52,307	18%
Reimbursables (1)	24,776	12,647	12,129	96%
Depreciation and amortization	213,888	247,438	(33,550)	(14)%
General and administrative	132,251	43,800	88,451	202%
Loss on impairments	—	792,843	(792,843)	(100)%
	711,508	1,385,014	(673,506)	(49)%
Operating income (loss)	$(135,684)	$(891,488)	$755,804	(85)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $68.5 million increase in contract drilling services revenues for the six months ended June 30, 2019 as compared to the same period of 2018 was composed of a $83.9 million increase due to an increased number of operating days, partially offset by a $15.4 million decline from lower dayrates. The revenue increase was due to a $42.5 million and $26.0 million increase in floater and jackup fleet revenues, respectively.
The $42.5 million revenue increase in our floater fleet for the six months ended June 30, 2019 is attributable to a $69.2 million increase mainly due to an increased number in operating days as three rigs, the Noble Clyde Boudreaux, the Noble Sam Croft, and the Noble Tom Madden, returned to service which was offset by a decline of $14.5 million due to the Noble Paul Romano being warm-stacked in the middle of the second quarter of 2018. Floater fleet revenue was also impacted by a decline in dayrates of $37.7 million as the legacy contract for the Noble Don Taylor was completed in 2019. These dayrate reductions were offset by an increase in dayrates on other rigs of $25.5 million. This increase was mainly attributable to the Noble Globetrotter II, which experienced an uplift in revenue in part due to the Company owned managed pressure drilling system.
The $26.0 million revenue increase in our jackup fleet for the six months ended June 30, 2019 is attributable to a $40.7 million increase due to more operating days, mainly due to the Noble Sam Hartley, Noble Mick O’Brien, and Noble Tom Prosser rigs, which returned to service, and the Noble Johnny Whitstine, which was placed in service for the first time. This increase was offset by a decrease in revenue of $11.5 million as the Noble Gene House was retired in the first quarter of 2019 but worked for all of the six months ended June 30, 2018, and partially offset by a $3.2 million decline in revenues associated with lower dayrates as legacy contracts were completed in early 2019.
Operating Costs and Expenses. Contract drilling services costs increased $52.3 million for the six months ended June 30, 2019 as compared to the same period of 2018. Rigs that returned to service or were placed in service for the first time in the current period accounted for $72.3 million of the increase. Cost increases were seen across all rig related expense categories, including personnel-related expenses and expenses for repairs and maintenance as rigs returned to operations. These increases were offset by a couple of rigs that had more operating days in the prior quarter as compared to the current quarter, resulting in a decrease in contract drilling services costs of $12.3 million and a reduction in the current period of $4.5 million due mainly to lower customer required personnel and lower mobilization costs, for the Noble Don Taylor.
Depreciation and amortization decreased $33.6 million for the six months ended June 30, 2019 as compared to the same period of 2018. The decline was due to the effect of rig impairments during 2018.
Loss on impairments of $792.8 million in the comparable quarter was a result of an impairment charge on three rigs and certain capital spare equipment.

Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $88.5 million during the six months ended June 30, 2019 as compared to the same period of 2018, primarily as a result of Noble-UK recognizing a $100.0 million expense in connection with ongoing litigation during the six months ended June 30, 2019, offset by a decrease in employee-related costs, professional fees and lower office rent.
Interest Expense. Interest expense decreased $10.9 million during the six months ended June 30, 2019 as compared to the same period of 2018. This decrease was primarily due to the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases throughout 2018 and early 2019. This decrease was offset by the issuance of our Senior Notes due 2026 (the “2026 Notes”) in January 2018, the issuance of our two Seller Loans (as defined herein) in late 2018 and early 2019 and the borrowing on our Credit Facilities (as defined herein) in early 2019. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit decreased by $1.5 million for the six months ended June 30, 2019 as compared to the same period of 2018. Excluding the tax impact of extraordinary items such as gain on debt extinguishment of $6.6 million and the settlement of the uncertain tax positions related to 2010-2011 U.S. tax audit of $33.7 million in the current period, and the loss on debt extinguishment of $1.8 million and asset impairments of $35.6 million in the prior period, our tax benefit increased by $8.8 million. This increase is due to an increase in our worldwide tax rate applied to a lower pre-tax loss for the current period as compared to the prior period, which included a negative worldwide tax rate applied to a higher pre-tax loss. The increase in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources
Overview
Net cash used in operating activities was $7.5 million for the six months ended June 30, 2019 and net cash provided by operating activities was $53.9 million for the six months ended June 30, 2018. The decrease in net cash provided by operating activities for the six months ended June 30, 2019 was primarily attributable to a one-time tax refund of $84.5 million received in the first quarter of 2018, offset by an increase in contract drilling services margin in the current period as compared to the same period of 2018. We had negative working capital of $272.7 million at June 30, 2019 and working capital of $293.6 million at December 31, 2018.
Net cash used in investing activities for the six months ended June 30, 2019 was $143.0 million as compared to $72.1 million for the six months ended June 30, 2018. The variance primarily relates to the purchase and preparation of the Noble Joe Knight, which is expected to commence operations in late 2019, and the preparation of the Noble Johnny Whitstine, which commenced operations in the current period.
Net cash used in financing activities for the six months ended June 30, 2019 was $70.4 million as compared to $233.1 million for the six months ended June 30, 2018. During the current period, our primary use of cash was the retirement of a portion of various tranches of our senior notes as a result of tender offers, offset by net borrowings on our Credit Facilities.
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
At June 30, 2019, we had a total contract drilling services backlog of approximately $2.1 billion, which includes a commitment of 73 percent of available days for the remainder of 2019 and 47 percent of available days for 2020. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $200.7 million and $84.4 million for the six months ended June 30, 2019 and 2018, respectively. Capital expenditures during the first six months of 2019 consisted of the following:

•	$34.2 million for sustaining capital;

•	$75.9 million in major projects, including reactivations and subsea and other related projects;

•	$83.8 million to purchase the Noble Joe Knight (inclusive of cash paid and seller financing); and

•	$6.8 million in capitalized interest.
Our total capital expenditure estimate for 2019 is approximately $303.9 million.

•	$90.0 million for sustaining capital;

•	$121.7 million in major projects, including reactivations and subsea and other related projects;

•	$83.8 million purchase of the Noble Joe Knight (inclusive of cash paid and seller financing); and

•	$8.4 million in capitalized interest.
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
At our 2019 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the six months ended June 30, 2019.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the six months ended June 30, 2019, we did not repurchase any of our shares.
Credit Facilities
2015 Credit Facility
We have a $300 million senior unsecured credit facility that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”) (the “2015 Credit Facility”).
In January 2018, in connection with entering into the 2017 Credit Facility (as defined herein), we amended the 2015 Credit Facility, which caused, among other things, a reduction in the aggregate principal amount of commitments under the 2015 Credit Facility. As a result of the 2015 Credit Facility’s reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the six months ended June 30, 2018. Borrowings under the 2015 Credit Facility bear interest at the London inter-bank offered rate (“LIBOR”) plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At June 30, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). The maximum aggregate amount of commitments under the 2017 Credit Facility on June 30, 2019 was approximately $1.5 billion. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments to advance loans under the 2015 Credit Facility. The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowing under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At June 30, 2019, we had $50.0 million of borrowings outstanding under the 2017 Credit Facility, plus $3.4 million of performance letters of credit. On July 26, 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”) that replaced the covenant that limited our ratio of debt to total tangible capitalization with a covenant that limits our ratio of Senior Guaranteed Indebtedness (as defined in the First Amendment to the 2017 Credit Facility) to Adjusted EBITDA (as defined in the First Amendment to the 2017 Credit Facility) as of the last day of each fiscal quarter, with such ratio not being permitted to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter. In addition, the First Amendment to the 2017 Credit Facility reduced total commitments from $1.5 billion to $1.3 billion and added a requirement that any amounts drawn under the 2017 Credit Facility not exceed the amount of the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility). The maturity remains January 2023.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At June 30, 2019, the interest rates and fees in effect under our Credit Facilities were the highest permitted interest rates under those agreements.
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
Covenants
As of June 30, 2019, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant restricting debt to total tangible capitalization to not greater than 0.55 at the end of each fiscal quarter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that, beginning with the fiscal quarter ending March 31, 2018, the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million.

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
At June 30, 2019, our debt to total tangible capitalization ratio under our 2017 Credit Facility was approximately 0.48 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loans and expect to remain in compliance throughout 2019.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under our Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. Borrowings under the 2015 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At June 30, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility. Borrowing under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At June 30, 2019, we had $50.0 million of borrowings outstanding under the 2017 Credit Facility, plus $3.4 million of performance letters of credit.
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
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $2.9 billion at both June 30, 2019 and December 31, 2018. The decrease in the fair value of debt relates to a reduction in total principal amount outstanding due to our debt repayments during the period, partially offset by our debt issuance and changes in market expectations for interest rates and perceptions of our credit risk.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during six months ended June 30, 2019.
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
Item 4. Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer of Noble-UK, and Adam C. Peakes, Senior Vice President and Chief Financial Officer of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-UK’s disclosure controls and procedures were effective as of June 30, 2019. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer of Noble-Cayman, and Adam C. Peakes, Director, Vice President and Chief Financial Officer of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Peakes have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2019. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended June 30, 2019 there were no repurchases by Noble-UK of its shares.
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

10.2*	Noble Corporation plc 2017 Director Omnibus Plan, restated as of May 1, 2019 (filed as Exhibit 10.2 to Noble-UK’s Current Report on Form 8-K filed on May 1, 2019 and incorporated herein by reference).

10.3*	Form of Noble Corporation Time-Vested Cash Award (Retention) Agreement under the Noble Corporation plc 2015 Omnibus Incentive Plan.

10.4
First Amendment to Revolving Credit Agreement, dated as of July 26, 2019, among Noble Holding UK Limited, as Parent Guarantor, Noble Cayman Limited, as the Company and a Borrower, Noble International Finance Company, as a Designated Borrower, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative agent (filed as Exhibit 4.1 to Noble-UK's Current Report on Form 8-K filed on July 31, 2019 and incorporated herein by reference).

31.1	Certification of Julie J. Robertson pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Adam C. Peakes pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Julie J. Robertson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Adam C. Peakes pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Exhibit

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Adam C. Peakes	August 2, 2019
Adam C. Peakes Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 2, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Adam C. Peakes	August 2, 2019
Adam C. Peakes Director, Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 2, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date