Form 10-Q
period 2019-09-30
Noble Corp plc; NOBLE CORP
filed 2019-10-31
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at October 29, 2019: Noble Corporation plc - 249,200,129
Number of shares outstanding: Noble Corporation - 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$135,993	$375,232
Accounts receivable, net	206,235	200,722
Taxes receivable	40,605	20,498
Prepaid expenses and other current assets	62,446	62,604
Total current assets	445,279	659,056
Property and equipment, at cost	10,346,771	10,956,412
Accumulated depreciation	(2,537,648)	(2,475,694)
Property and equipment, net	7,809,123	8,480,718
Other assets	141,113	125,149
Total assets	$8,395,515	$9,264,923
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$362,493	$—
Accounts payable	108,789	125,557
Accrued payroll and related costs	50,298	50,284
Taxes payable	24,821	29,386
Interest payable	63,676	100,100
Other current liabilities	160,665	60,130
Total current liabilities	770,742	365,457
Long-term debt	3,577,863	3,877,402
Deferred income taxes	57,739	91,695
Other liabilities	273,957	275,795
Total liabilities	4,680,301	4,610,349
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $0.01 par value, ordinary shares; 249,191 and 246,794 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	2,492	2,468
Additional paid-in capital	707,004	699,409
Retained earnings	2,940,646	3,608,366
Accumulated other comprehensive loss	(56,376)	(57,072)
Total shareholders’ equity	3,593,766	4,253,171
Noncontrolling interests	121,448	401,403
Total equity	3,715,214	4,654,574
Total liabilities and equity	$8,395,515	$9,264,923
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
Contract drilling services	$259,428	$267,238	$804,746	$744,033
Reimbursables and other	16,098	12,170	46,604	28,901
	275,526	279,408	851,350	772,934
Operating costs and expenses
Contract drilling services	175,929	162,985	516,522	451,271
Reimbursables	13,779	9,676	38,555	22,323
Depreciation and amortization	112,755	113,868	333,481	372,304
General and administrative	17,565	14,722	149,816	58,522
Loss on impairment	595,510	—	595,510	792,843
	915,538	301,251	1,633,884	1,697,263
Operating loss	(640,012)	(21,843)	(782,534)	(924,329)
Other income (expense)
Interest expense, net of amounts capitalized	(68,991)	(73,725)	(208,211)	(223,870)
Gain (loss) on extinguishment of debt, net	(650)	109	30,616	(8,659)
Interest income and other, net	(144)	2,610	4,222	6,814
Loss from continuing operations before income taxes	(709,797)	(92,849)	(955,907)	(1,150,044)
Income tax benefit	2,845	14,491	37,162	50,334
Net loss from continuing operations	(706,952)	(78,358)	(918,745)	(1,099,710)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss	(706,952)	(78,358)	(922,566)	(1,099,710)
Net (income) loss attributable to noncontrolling interests	262,081	(3,233)	254,846	247,722
Net loss attributable to Noble Corporation plc	$(444,871)	$(81,591)	$(667,720)	$(851,988)
Net loss attributable to Noble Corporation plc
Net loss from continuing operations	$(444,871)	$(81,591)	$(663,899)	$(851,988)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss attributable to Noble Corporation plc	$(444,871)	$(81,591)	$(667,720)	$(851,988)
Per share data
Basic:
Loss from continuing operations	$(1.79)	$(0.33)	$(2.66)	$(3.46)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(1.79)	$(0.33)	$(2.68)	$(3.46)

Diluted:
Loss from continuing operations	$(1.79)	$(0.33)	$(2.66)	$(3.46)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(1.79)	$(0.33)	$(2.68)	$(3.46)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(706,952)	$(78,358)	$(922,566)	$(1,099,710)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,054)	(483)	(952)	(2,587)
Amortization of deferred pension plan amounts (net of tax provision of $145 and $87 for the three months ended September 30, 2019 and 2018, respectively, and $436 and $260 for the nine months ended September 30, 2019 and 2018, respectively)	549	324	1,648	973
Other comprehensive income (loss), net	(505)	(159)	696	(1,614)
Net comprehensive (income) loss attributable to noncontrolling interests	262,081	(3,233)	254,846	247,722
Comprehensive loss attributable to Noble Corporation plc	$(445,376)	$(81,750)	$(667,024)	$(853,602)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(922,566)	$(1,099,710)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	333,481	372,304
Loss on impairment	595,510	792,843
(Gain) loss on extinguishment of debt, net	(30,616)	8,659
Deferred income taxes	(13,688)	(10,965)
Amortization of share-based compensation	10,422	18,665
Other costs, net	66,276	3,482
Changes in components of working capital:
Change in taxes receivable	(12,379)	40,859
Net changes in other operating assets and liabilities	(57,914)	(82,821)
Net cash provided by (used in) operating activities	(31,474)	43,316
Cash flows from investing activities
Capital expenditures	(222,587)	(149,329)
Proceeds from disposal of assets, net	9,430	4,135
Net cash used in investing activities	(213,157)	(145,194)
Cash flows from financing activities
Issuance of senior notes	—	750,000
Borrowings on credit facilities	455,000	—
Repayments of credit facilities	(20,000)	—
Repayments of debt	(400,000)	(952,477)
Debt issuance costs	(1,092)	(15,327)
Dividends paid to noncontrolling interests	(25,109)	(12,694)
Taxes withheld on employee stock transactions	(2,779)	(3,458)
Net cash provided by (used in) financing activities	6,020	(233,956)
Net decrease in cash, cash equivalents and restricted cash	(238,611)	(335,834)
Cash, cash equivalents and restricted cash, beginning of period	375,907	662,829
Cash, cash equivalents and restricted cash, end of period	$137,296	$326,995

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total equity, beginning balances	$4,427,749	$4,774,595	$4,654,574	$5,950,628

Common stock and additional paid-in capital:
Beginning balances	707,003	690,682	701,877	681,372
Amortization of share-based compensation	2,511	5,930	10,422	18,665
Issuance of share-based compensation shares	—	—	—	—
Shares withheld for taxes on equity transactions	(18)	(51)	(2,803)	(3,476)
Ending balances	709,496	696,561	709,496	696,561

Retained earnings:
Beginning balances	3,385,517	3,722,978	3,608,366	4,637,677
Net loss attributable to Noble Corporation plc	(444,871)	(81,591)	(667,720)	(851,988)
Dividend equivalents (1)	—	60	—	99
Cumulative effects of changes in accounting principles	—	—	—	(144,341)
Ending balances	2,940,646	3,641,447	2,940,646	3,641,447

Accumulated other comprehensive income (loss):
Beginning balances	(55,871)	(49,883)	(57,072)	(42,888)
Other comprehensive income (loss), net	(505)	(159)	696	(1,614)
Cumulative effects of changes in accounting principles	—	—	—	(5,540)
Ending balances	(56,376)	(50,042)	(56,376)	(50,042)

Total shareholders’ equity, ending balances	3,593,766	4,287,966	3,593,766	4,287,966

Noncontrolling interests:
Beginning balances	391,100	410,818	401,403	674,467
Net income (loss) attributable to noncontrolling interests	(262,081)	3,233	(254,846)	(247,722)
Dividends paid to noncontrolling interests	(7,571)	—	(25,109)	(12,694)
Dividends declared to noncontrolling interests	—	(10,350)	—	(10,350)
Ending balances	121,448	403,701	121,448	403,701

Total equity	$3,715,214	$4,691,667	$3,715,214	$4,691,667

(1)	Activity associated with dividend equivalents, which are related to performance awards granted in 2016, to be paid upon vesting.
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$135,942	$374,375
Accounts receivable, net	206,235	200,722
Taxes receivable	40,605	20,498
Prepaid expenses and other current assets	62,446	61,917
Total current assets	445,228	657,512
Property and equipment, at cost	10,346,771	10,956,412
Accumulated depreciation	(2,537,648)	(2,475,694)
Property and equipment, net	7,809,123	8,480,718
Other assets	141,113	125,149
Total assets	$8,395,464	$9,263,379
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$362,493	$—
Accounts payable	108,159	125,237
Accrued payroll and related costs	50,298	50,284
Taxes payable	24,821	29,386
Interest payable	63,676	100,100
Other current liabilities	60,665	60,012
Total current liabilities	670,112	365,019
Long-term debt	3,577,863	3,877,402
Deferred income taxes	57,739	91,695
Other liabilities	273,957	275,795
Total liabilities	4,579,671	4,609,911
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $0.10 par value, ordinary shares; 261,246 shares outstanding as of September 30, 2019 and December 31, 2018	26,125	26,125
Capital in excess of par value	657,468	647,082
Retained earnings	3,067,128	3,635,930
Accumulated other comprehensive loss	(56,376)	(57,072)
Total shareholders’ equity	3,694,345	4,252,065
Noncontrolling interests	121,448	401,403
Total equity	3,815,793	4,653,468
Total liabilities and equity	$8,395,464	$9,263,379
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
Contract drilling services	$259,428	$267,238	$804,746	$744,033
Reimbursables and other	16,098	12,170	46,604	28,901
	275,526	279,408	851,350	772,934
Operating costs and expenses
Contract drilling services	175,563	162,801	514,871	449,956
Reimbursables	13,779	9,676	38,555	22,323
Depreciation and amortization	112,175	113,127	331,485	368,939
General and administrative	8,832	8,672	25,099	30,250
Loss on impairment	595,510	—	595,510	792,843
	905,859	294,276	1,505,520	1,664,311
Operating loss	(630,333)	(14,868)	(654,170)	(891,377)
Other income (expense)
Interest expense, net of amounts capitalized	(68,991)	(73,725)	(208,211)	(223,870)
Gain (loss) on extinguishment of debt, net	(650)	109	30,616	(8,659)
Interest income and other, net	(149)	2,610	4,217	6,807
Loss from continuing operations before income taxes	(700,123)	(85,874)	(827,548)	(1,117,099)
Income tax benefit	2,845	14,490	37,162	50,227
Net loss from continuing operations	(697,278)	(71,384)	(790,386)	(1,066,872)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss	(697,278)	(71,384)	(794,207)	(1,066,872)
Net (income) loss attributable to noncontrolling interests	262,081	(3,233)	254,846	247,722
Net loss attributable to Noble Corporation	$(435,197)	$(74,617)	$(539,361)	$(819,150)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(697,278)	$(71,384)	$(794,207)	$(1,066,872)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,054)	(483)	(952)	(2,587)
Amortization of deferred pension plan amounts (net of tax provision of $145 and $87 for the three months ended September 30, 2019 and 2018, respectively, and $436 and $260 for the nine months ended September 30, 2019 and 2018, respectively)	549	324	1,648	973
Other comprehensive income (loss), net	(505)	(159)	696	(1,614)
Net comprehensive (income) loss attributable to noncontrolling interests	262,081	(3,233)	254,846	247,722
Comprehensive loss attributable to Noble Corporation	$(435,702)	$(74,776)	$(538,665)	$(820,764)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(794,207)	$(1,066,872)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	331,485	368,939
Loss on impairment	595,510	792,843
(Gain) loss on extinguishment of debt, net	(30,616)	8,659
Deferred income taxes	(13,688)	(10,965)
Amortization of share-based compensation	10,386	18,628
Other costs, net	(33,724)	3,482
Changes in components of working capital:
Change in taxes receivable	(12,379)	40,859
Net changes in other operating assets and liabilities	(56,773)	(78,461)
Net cash provided by (used in) operating activities	(4,006)	77,112
Cash flows from investing activities
Capital expenditures	(222,587)	(149,329)
Proceeds from disposal of assets, net	9,430	4,135
Net cash used in investing activities	(213,157)	(145,194)
Cash flows from financing activities
Issuance of senior notes	—	750,000
Borrowings on credit facilities	455,000	—
Repayments of credit facilities	(20,000)	—
Repayments of debt	(400,000)	(952,477)
Debt issuance costs	(1,092)	(15,327)
Dividends paid to noncontrolling interests	(25,109)	(12,694)
Distributions to parent company, net	(29,441)	(37,241)
Net cash used in financing activities	(20,642)	(267,739)
Net decrease in cash, cash equivalents and restricted cash	(237,805)	(335,821)
Cash, cash equivalents and restricted cash, beginning of period	375,050	662,011
Cash, cash equivalents and restricted cash, end of period	$137,245	$326,190

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total equity, beginning balances	$4,527,805	$4,774,138	$4,653,468	$5,950,014

Common stock and additional paid-in capital:
Beginning balances	681,094	661,973	673,207	649,262
Capital contribution by parent - share based compensation	2,499	5,917	10,386	18,628
Ending balances	683,593	667,890	683,593	667,890

Retained earnings:
Beginning balances	3,511,482	3,751,230	3,635,930	4,669,173
Net loss attributable to Noble Corporation	(435,197)	(74,617)	(539,361)	(819,150)
Distributions to parent company, net	(9,157)	(8,172)	(29,441)	(37,241)
Cumulative effects of changes in accounting principles	—	—	—	(144,341)
Ending balances	3,067,128	3,668,441	3,067,128	3,668,441

Accumulated other comprehensive income (loss):
Beginning balances	(55,871)	(49,883)	(57,072)	(42,888)
Other comprehensive income (loss), net	(505)	(159)	696	(1,614)
Cumulative effects of changes in accounting principles	—	—	—	(5,540)
Ending balances	(56,376)	(50,042)	(56,376)	(50,042)

Total shareholders’ equity, ending balances	3,694,345	4,286,289	3,694,345	4,286,289

Noncontrolling Interests:
Beginning balances	391,100	410,818	401,403	674,467
Net income (loss) attributable to noncontrolling interests	(262,081)	3,233	(254,846)	(247,722)
Dividends paid to noncontrolling interests	(7,571)	—	(25,109)	(12,694)
Dividends declared to noncontrolling interests	—	(10,350)	—	(10,350)
Ending balances	121,448	403,701	121,448	403,701

Total equity	$3,815,793	$4,689,990	$3,815,793	$4,689,990
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services with our global fleet of mobile offshore drilling units. As of September 30, 2019, our fleet consisted of 12 floaters (consisting of four semisubmersibles and eight drillships) and 13 jackups.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13 (Topic 326, “Measurement of Credit Losses on Financial Instruments”), which requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. This guidance will be effective for annual and interim periods beginning after December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the effect of adopting this standard in the first quarter of 2020.
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
During the three and nine months ended September 30, 2019, the Bully joint ventures approved and paid dividends totaling $15.1 million and $50.2 million, respectively. During the three and nine months ended September 30, 2018, the Bully joint ventures approved dividends totaling $20.7 million and $46.1 million, respectively, and paid dividends of zero and $25.4 million, respectively. Of these amounts, 50 percent was paid to our joint venture partner.
The combined carrying amount of the Bully-class drillships at September 30, 2019 and December 31, 2018 totaled $104.0 million and $0.7 billion, respectively. These assets were primarily funded through partner equity contributions. We are in discussions with Shell with respect to an agreement pursuant to which Shell would buy out the remaining term of the Noble Bully II drilling contract with the Bully II joint venture and we would acquire Shell’s interest in the Bully II and Bully I joint ventures. During the three and nine months ended September 30, 2019, we recognized a $595.5 million impairment charge on the Noble Bully II, of which $265.0 million is attributable to our joint venture partner. During the nine months ended September 30, 2018, we recognized a $550.3 million impairment charge on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 10— Loss on Impairment” and “Note 17— Subsequent Events” for additional information. Cash held by the Bully joint ventures totaled approximately $35.7 million at September 30, 2019 as compared to approximately $45.2 million at December 31, 2018.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4— Loss Per Share
The following table presents the computation of basic and diluted loss per share for Noble-UK:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Basic
Net loss from continuing operations	$(444,871)	$(81,591)	$(663,899)	$(851,988)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss attributable to Noble Corporation plc	$(444,871)	$(81,591)	$(667,720)	$(851,988)
Diluted
Net loss from continuing operations	$(444,871)	$(81,591)	$(663,899)	$(851,988)
Net loss from discontinued operations, net of tax	—	—	(3,821)	—
Net loss attributable to Noble Corporation plc	$(444,871)	$(81,591)	$(667,720)	$(851,988)
Denominator:
Weighted average shares outstanding - basic	249,181	246,780	248,865	246,553
Weighted average shares outstanding - diluted	249,181	246,780	248,865	246,553
Loss per share
Basic:
Loss from continuing operations	$(1.79)	$(0.33)	$(2.66)	$(3.46)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(1.79)	$(0.33)	$(2.68)	$(3.46)
Diluted:
Loss from continuing operations	$(1.79)	$(0.33)	$(2.66)	$(3.46)
Loss from discontinued operations	—	—	(0.02)	—
Net loss attributable to Noble Corporation plc	$(1.79)	$(0.33)	$(2.68)	$(3.46)

Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the three and nine months ended September 30, 2019 and 2018, approximately 12.0 million and 13.2 million share-based awards, respectively, were excluded from diluted loss per share since the effect would have been anti-dilutive.
Share capital
As of September 30, 2019, Noble-UK had approximately 249.2 million shares outstanding and trading as compared to approximately 246.8 million shares outstanding and trading at December 31, 2018. At our 2019 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. Other than shares issued to our directors under our Noble Corporation plc 2017 Director Omnibus Plan, no shares were allotted during the nine months ended September 30, 2019.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the nine months ended September 30, 2019 and 2018, we did not repurchase any of our shares.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble-UK consisted of the following:

	September 30, 2019	December 31, 2018
Drilling equipment and facilities	$9,932,298	$10,546,376
Construction in progress	211,867	209,091
Other	202,606	200,945
Property and equipment, at cost	$10,346,771	$10,956,412

On February 28, 2019, we purchased another GustoMSC CJ46 rig, the Noble Joe Knight. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller, PaxOcean Group (“PaxOcean”). See “Note 6— Debt” for additional information.
During the three and nine months ended September 30, 2019 and during the nine months ended September 30, 2018, we recognized non-cash losses on impairment of $595.5 million and $792.8 million, respectively, related to our long-lived assets. See “Note 10— Loss on Impairment” for additional information.
Note 6— Debt
Credit Facilities
2015 Credit Facility
We have a $300.0 million senior unsecured credit facility (as amended, the “2015 Credit Facility”) that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”).
In January 2018, in connection with entering into the 2017 Credit Facility (as defined herein), we amended the 2015 Credit Facility, which caused, among other things, a reduction in the aggregate principal amount of commitments thereunder. As a result of the 2015 Credit Facility’s reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the nine months ended September 30, 2018. Borrowings under the 2015 Credit Facility bear interest at the London inter-bank offered rate (“LIBOR”) plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At September 30, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (as amended, the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). In July 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”), which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the nine months ended September 30, 2019. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments under the 2015 Credit Facility to advance loans. The First Amendment to the 2017 Credit Facility added a requirement that any amounts drawn under the 2017 Credit Facility not exceed the amount of the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility). The maximum aggregate amount of commitments under the 2017 Credit Facility on September 30, 2019 was $1.3 billion. The First Amendment to the 2017 Credit Facility also replaced the debt to capitalization ratio financial covenant with a Senior Guaranteed Indebtedness to Adjusted EBITDA (each as defined in the First Amendment to the 2017 Credit Facility) ratio financial covenant, as described below.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At September 30, 2019, we had $135.0 million of borrowings outstanding under the 2017 Credit Facility, plus $9.0 million of performance letters of credit.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At September 30, 2019, the interest rates and fees in effect under our Credit Facilities were the highest permitted interest rates under those agreements.
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
Both of the Seller Loans are guaranteed by Noble-Cayman and each is secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owns the relevant rig. Each Seller Loan contains a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a minimum liquidity financial covenant substantially similar to the 2017 Credit Facility and an asset and revenue covenant substantially similar to the 2026 Notes, as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan requires immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig.
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
Covenants
At September 30, 2019, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant that limits our ratio of Senior Guaranteed Indebtedness to Adjusted EBITDA as of the last day of each fiscal quarter, with such ratio not being permitted to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million and a requirement that any amounts drawn under the 2017 Credit Facility not exceed the amount of the Indenture Secured Debt Basket.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

At September 30, 2019, our debt to total tangible capitalization ratio under our 2015 Credit Facility was approximately 0.52 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loans and expect to remain in compliance throughout 2019.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
4.90% Senior Notes due August 2020	$62,493	$59,956	$65,810	$60,177
4.625% Senior Notes due March 2021	79,837	71,287	92,967	84,931
3.95% Senior Notes due March 2022	21,178	16,320	41,617	37,096
7.75% Senior Notes due January 2024	389,430	265,495	783,350	613,719
7.95% Senior Notes due April 2025	446,848	285,818	446,517	339,035
7.875% Senior Notes due February 2026	739,037	567,525	738,075	647,085
6.20% Senior Notes due August 2040	390,506	175,281	390,454	245,242
6.05% Senior Notes due March 2041	389,780	172,295	389,693	247,171
5.25% Senior Notes due March 2042	478,090	206,230	477,996	277,056
8.95% Senior Notes due April 2045	390,739	213,908	390,672	311,392
Seller loans:
Seller-financed secured loan due September 2022	62,418	51,095	60,251	57,902
Seller-financed secured loan due February 2023	55,000	42,222	—	—
Credit facilities:
2015 Credit Facility matures January 2020	300,000	300,000	—	—
2017 Credit Facility matures January 2023	135,000	135,000	—	—
Total debt	3,940,356	2,562,432	3,877,402	2,920,806
Less: Current maturities of long-term debt	(362,493)	(359,956)	—	—
Long-term debt	$3,577,863	$2,202,476	$3,877,402	$2,920,806

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three and nine months ended September 30, 2019 and 2018. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2017	$(27,603)	$(15,285)	$(42,888)
Activity during period:
Stranded tax effect resulting from the Tax Cuts and Jobs Act	(5,540)	—	(5,540)
Balance at January 1, 2018	(33,143)	(15,285)	(48,428)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	667	667
Amounts reclassified from AOCI	324	—	324
Net other comprehensive income	324	667	991
Balance at March 31, 2018	(32,819)	(14,618)	(47,437)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(2,771)	(2,771)
Amounts reclassified from AOCI	325	—	325
Net other comprehensive income	325	(2,771)	(2,446)
Balance at June 30, 2018	$(32,494)	$(17,389)	$(49,883)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(483)	(483)
Amounts reclassified from AOCI	324	—	324
Net other comprehensive income	324	(483)	(159)
Balance at September 30, 2018	$(32,170)	$(17,872)	$(50,042)

Balance at December 31, 2018	$(39,058)	$(18,014)	$(57,072)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	508	508
Amounts reclassified from AOCI	550	—	550
Net other comprehensive income (loss)	550	508	1,058
Balance at March 31, 2019	(38,508)	(17,506)	(56,014)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(406)	(406)
Amounts reclassified from AOCI	549	—	549
Net other comprehensive income (loss)	549	(406)	143
Balance at June 30, 2019	$(37,959)	$(17,912)	$(55,871)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(1,054)	(1,054)
Amounts reclassified from AOCI	549	$—	549
Net other comprehensive income (loss)	549	(1,054)	(505)
Balance at September 30, 2019	$(37,410)	$(18,966)	$(56,376)

(1)
Defined benefit pension items relate to actuarial changes. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 12— Employee Benefit Plans” for additional information.

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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2019	December 31, 2018
Current contract assets	$25,525	$25,298
Noncurrent contract assets	16,138	22,366
Total contract assets	41,663	47,664

Current contract liabilities (deferred revenue)	(30,051)	(32,906)
Noncurrent contract liabilities (deferred revenue)	(40,968)	(47,847)
Total contract liabilities	$(71,019)	$(80,753)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2019 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2018	$47,664	$(80,753)

Amortization of deferred costs	(22,985)	—
Additions to deferred costs	16,984	—
Amortization of deferred revenue	—	38,255
Additions to deferred revenue	—	(28,521)
Total	(6,001)	9,734

Net balance at September 30, 2019	$41,663	$(71,019)

Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, at the end of the reporting period:

	Nine Months Ended September 30, 2019
	2019	2020	2021	2022	2023 and beyond	Total
Floaters	$5,128	$16,812	$15,870	$9,311	$3,557	$50,678
Jackups	3,907	9,620	5,964	850	—	20,341
Total	$9,035	$26,432	$21,834	$10,161	$3,557	$71,019

The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2019. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Floaters	$131,039	$141,462	$428,272	$396,177
Jackups	128,389	125,776	376,474	347,856
Total	$259,428	$267,238	$804,746	$744,033

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
Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$35,027
Current operating lease liabilities	6,482
Long-term operating lease liabilities	28,101

Weighted average remaining lease term for operating leases (years)	7.7
Weighted average discounted rate for operating leases	9.6%
The components of lease cost were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,766	$6,339
Short-term lease cost	1,506	5,915
Variable lease cost	322	1,067
Total lease cost	$4,594	$13,321
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,519	$6,360

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Maturities of lease liabilities as of September 30, 2019 were as follows:

Operating Leases
2019 (remainder)	$2,290
2020	9,342
2021	7,721
2022	5,316
2023	3,478
Thereafter	23,728
Total lease payments	51,875
Less: Interest	(17,292)
Present value of lease liability	$34,583

Note 10— Loss on Impairment
Asset Impairments
We evaluate our property and equipment for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the third quarter of 2019, in consideration of the on-going discussions with our joint venture partner regarding the drilling contract and the partner’s interest in the joint venture, we conducted a review of the assets owned by the Bully II joint venture. The review included an assessment of certain assumptions, including, but not limited to, the stage of such on-going discussions, timing of future contract awards and expected operating dayrates, operating costs, utilization percentages, discount rates, capital expenditures, reactivation costs and estimated economic useful lives.
Based upon our impairment analysis, we impaired the carrying value to estimated fair value for the Noble Bully II. For our impaired unit, we estimated the fair value of this unit by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. During the three and nine months ended September 30, 2019, we recognized a $595.5 million impairment on the Noble Bully II, of which $265.0 million is attributable to our joint venture partner. During the nine months ended September 30, 2018, impairment charges related to the Noble Bully I, Noble Paul Romano, Noble Dave Beard were approximately $763.7 million, and impairment charges related to certain capital spare equipment were approximately $29.1 million. Of the impairment charges related to the rigs, we recognized a $550.3 million impairment charge on the Noble Bully I, of which $250.3 million is attributable to our joint venture partner. See “Note 3— Consolidated Joint Ventures” and “Note 17— Subsequent Events” for additional information.
Note 11— Income Taxes
At September 30, 2019, the reserves for uncertain tax positions totaled $163.2 million (net of related tax benefits of $1.0 million). At December 31, 2018, the reserves for uncertain tax positions totaled $183.8 million (net of related tax benefits of $1.0 million).
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
At September 30, 2019, our income tax provision included a net tax benefit of $33.7 million following the effective settlement of the examination of our U.S. tax returns for the taxable years ended December 31, 2010 and 2011.
At September 30, 2018, our income tax provision included a non-cash item of $35.6 million related to the impairment of three rigs and certain capital spares.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12— Employee Benefit Plans
Pension costs include the following components for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$418	$2,178	$429	$2,045
Return on plan assets	(595)	(2,578)	(661)	(2,979)
Recognized net actuarial loss	2	693	—	411
Net pension benefit cost (gain)	$(175)	$293	$(232)	$(523)

	Nine Months Ended September 30,
	2019		2018
	Non-U.S.	U.S.	Non-U.S.	U.S.
Interest cost	$1,294	$6,534	$1,248	$6,134
Return on plan assets	(1,843)	(7,735)	(2,087)	(8,936)
Recognized net actuarial loss	7	2,078	—	1,233
Net pension benefit cost (gain)	$(542)	$877	$(839)	$(1,569)
During the three and nine months ended September 30, 2019 and 2018, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the U.S. plans and, as such, Noble recognized no service costs with the plans for the three and nine months ended September 30, 2019 and 2018.
Note 13— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,690	$7,690	$—	$—

	December 31, 2018
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$8,659	$8,659	$—	$—

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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries seeking damages for patent infringement in a Texas federal court and Transocean later added another claim alleging that we breached a 2007 settlement agreement we entered into with Transocean relating to patent claims in respect of another Noble rig. The suit claims that five of our newbuild rigs that operated in the U.S. Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling, and Transocean is seeking royalties of a $10.0 million fee and a five percent license fee for the pertinent period of operation for each vessel and damages for the breach of contract. The patents expired in the United States in May 2016 and are also expired in most other countries. We were aware of the patents when we constructed the rigs, and while there is inherent risk in litigation, we do not believe that our rigs infringe the Transocean patents or that there has been any breach of the 2007 agreement. The litigation continues, and the court will set a new trial date, and we believe the new trial setting will be in the first quarter 2020. We continue to defend ourselves vigorously against this claim.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy, and the trust filed an amended complaint in October 2019. The complaint as amended alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The litigation trust is seeking damages of (i) approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, (ii) approximately $935 million relating to the transfer prior to the Spin-off of intercompany receivables and notes from a paragon subsidiary to a Noble subsidiary, and (iii) unspecified amounts in respect of the claims against the officer and director defendants all of whom have indemnification arrangements with us. Fact discovery has largely been completed and the court has set a litigation schedule which would result in all pre-trial activity being completed by the end of May 2020. A trial date has not yet been set.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

uncertainty and risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigating the claims. As such, the Company’s current estimated loss related to the final disposition of this matter is $100.0 million, which the Company recorded as a general and administrative expense for the nine months ended September 30, 2019 and is reflected as a current liability as of September 30, 2019. As pre-trial matters progress, the Company’s estimated loss could change from time to time, and any such change could individually or in the aggregate be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at September 30, 2019, could be substantial and could have a material adverse effect on our business, financial condition and results of operations. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.
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
During the nine months ended September 30, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Condensed Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off.
Tax matters
The Internal Revenue Service (“IRS”) has completed its examination procedures including all appeals and administrative reviews for the taxable years ended December 31, 2010 and December 31, 2011. In June 2019, the IRS examination team notified us that they were no longer proposing any adjustments with respect to our tax reporting for the taxable years ended December 31, 2010 and December 31, 2011. During the third quarter of 2017, the IRS initiated its examination of our 2012, 2013, 2014 and 2015 tax returns. On October 21, 2019 we received a notice dated October 15, 2019 that the IRS intends to add our 2016 and 2017 tax returns to its examination. We believe that we have accurately reported all amounts in our 2012, 2013, 2014, 2015, 2016 and 2017 tax returns.

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
Note 15— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our restricted cash balance as of September 30, 2019 and December 31, 2018 consisted of $1.3 million and $0.7 million, respectively, and is included in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accounts receivable	$(5,113)	$4,481	$(5,113)	$4,481
Other current assets	365	(9,872)	(322)	(9,557)
Other assets	9,037	(14,711)	11,033	(11,262)
Accounts payable	366	8,528	56	8,506
Other current liabilities	(47,919)	(52,092)	(47,777)	(51,474)
Other liabilities	(14,650)	(19,155)	(14,650)	(19,155)
Total net change in assets and liabilities	$(57,914)	$(82,821)	$(56,773)	$(78,461)

Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2019 and December 31, 2018 were $34.0 million and $52.1 million, respectively.
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
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16— Condensed Consolidating Financial Information
Guarantees of Registered Securities
Noble-Cayman, or one or more 100 percent owned subsidiaries of Noble-Cayman, is an issuer, or full and unconditional guarantor or otherwise obligated as of September 30, 2019 with respect to registered securities as follows (see “Note 6— Debt” for additional information):

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2019
(in thousands)
(Unaudited)

	Noble - Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$135,942	$—	$135,942
Accounts receivable	—	—	206,235	—	206,235
Taxes receivable	—	—	40,605	—	40,605
Accounts receivable from affiliates	704,714	61,075	5,404,814	(6,170,603)	—
Prepaid expenses and other current assets	185	—	62,261	—	62,446
Total current assets	704,899	61,075	5,849,857	(6,170,603)	445,228
Property and equipment, at cost	—	—	10,346,771	—	10,346,771
Accumulated depreciation	—	—	(2,537,648)	—	(2,537,648)
Property and equipment, net	—	—	7,809,123	—	7,809,123
Notes receivable from affiliates	—	—	26,522	(26,522)	—
Investments in affiliates	7,366,428	8,424,082	—	(15,790,510)	—
Other assets	—	—	141,113	—	141,113
Total assets	$8,071,327	$8,485,157	$13,826,615	$(21,987,635)	$8,395,464
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$300,000	$62,493	$—	$—	$362,493
Accounts payable	16	—	108,143	—	108,159
Accrued payroll and related costs	—	—	50,298	—	50,298
Accounts payable to affiliates	4,056,390	1,348,424	765,789	(6,170,603)	—
Taxes payable	—	450	24,371	—	24,821
Interest payable	647	60,170	2,859	—	63,676
Other current liabilities	—	—	60,665	—	60,665
Total current liabilities	4,357,053	1,471,537	1,012,125	(6,170,603)	670,112
Long-term debt	—	3,325,446	252,417	—	3,577,863
Notes payable to affiliates	—	26,522	—	(26,522)	—
Deferred income taxes	—	—	57,739	—	57,739
Other liabilities	19,929	—	254,028	—	273,957
Total liabilities	4,376,982	4,823,505	1,576,309	(6,197,125)	4,579,671
Commitments and contingencies
Shareholders’ equity	3,694,345	3,661,652	12,128,858	(15,790,510)	3,694,345
Noncontrolling interests	—	—	121,448	—	121,448
Total equity	3,694,345	3,661,652	12,250,306	(15,790,510)	3,815,793
Total liabilities and equity	$8,071,327	$8,485,157	$13,826,615	$(21,987,635)	$8,395,464

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

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$259,428	$—	$259,428
Reimbursables and other	—	—	16,098	—	16,098
Total operating revenues	—	—	275,526	—	275,526
Operating costs and expenses
Contract drilling services	27	—	175,536	—	175,563
Reimbursables	—	—	13,779	—	13,779
Depreciation and amortization	—	—	112,175	—	112,175
General and administrative	—	59	8,773	—	8,832
Loss on impairment	—	—	595,510	—	595,510
Total operating costs and expenses	27	59	905,773	—	905,859
Operating loss	(27)	(59)	(630,247)	—	(630,333)
Other income (expense)
Loss of unconsolidated affiliates	(431,975)	(362,901)	—	794,876	—
Interest expense, net of amounts capitalized	(3,249)	(61,051)	(5,204)	513	(68,991)
Loss on extinguishment of debt, net	—	—	(650)	—	(650)
Interest income and other, net	54	—	310	(513)	(149)
Income (loss) before income taxes	(435,197)	(424,011)	(635,791)	794,876	(700,123)
Income tax benefit	—	—	2,845	—	2,845
Net income (loss) from continuing operations	(435,197)	(424,011)	(632,946)	794,876	(697,278)
Net income (loss)	(435,197)	(424,011)	(632,946)	794,876	(697,278)
Net loss attributable to noncontrolling interests	—	—	262,081	—	262,081
Net income (loss) attributable to Noble Corporation	(435,197)	(424,011)	(370,865)	794,876	(435,197)
Other comprehensive income (loss), net	(505)	—	(505)	505	(505)
Comprehensive income (loss) attributable to Noble Corporation	$(435,702)	$(424,011)	$(371,370)	$795,381	$(435,702)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	—	—	804,746	—	804,746
Reimbursables and other	—	—	46,604	—	46,604
Total operating revenues	—	—	851,350	—	851,350
Operating costs and expenses
Contract drilling services	78	—	514,793	—	514,871
Reimbursables	—	—	38,555	—	38,555
Depreciation and amortization	—	—	331,485	—	331,485
General and administrative	—	232	24,867	—	25,099
Loss on impairment	—	—	595,510	—	595,510
Total operating costs and expenses	78	232	1,505,210	—	1,505,520
Operating loss	(78)	(232)	(653,860)	—	(654,170)
Other income (expense)
Loss of unconsolidated affiliates	(527,788)	(360,926)	—	888,714	—
Loss of unconsolidated affiliates - discontinued operations, net of tax	(3,821)	(3,821)	—	7,642	—
Interest expense, net of amounts capitalized	(7,868)	(193,812)	(12,548)	6,017	(208,211)
Gain (loss) on extinguishment of debt, net	—	31,266	(650)	—	30,616
Interest income and other, net	194	(10)	10,050	(6,017)	4,217
Income (loss) before income taxes	(539,361)	(527,535)	(657,008)	896,356	(827,548)
Income tax benefit	—	—	37,162	—	37,162
Net income (loss) from continuing operations	(539,361)	(527,535)	(619,846)	896,356	(790,386)
Net income (loss) from discontinued operations	—	—	(3,821)	—	(3,821)
Net income (loss)	(539,361)	(527,535)	(623,667)	896,356	(794,207)
Net loss attributable to noncontrolling interests	—	—	254,846	—	254,846
Net income (loss) attributable to Noble Corporation	(539,361)	(527,535)	(368,821)	896,356	(539,361)
Other comprehensive income (loss), net	696	—	696	(696)	696
Comprehensive income (loss) attributable to Noble Corporation	$(538,665)	$(527,535)	$(368,125)	$895,660	$(538,665)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$267,238	$—	$267,238
Reimbursables and other	—	—	12,170	—	12,170
Total operating revenues	—	—	279,408	—	279,408
Operating costs and expenses
Contract drilling services	(84)	(1,419)	164,304	—	162,801
Reimbursables	—	—	9,676	—	9,676
Depreciation and amortization	—	—	113,127	—	113,127
General and administrative	(69)	(823)	9,564	—	8,672
Total operating costs and expenses	(153)	(2,242)	296,671	—	294,276
Operating loss	153	2,242	(17,263)	—	(14,868)
Other income (expense)
Income (loss) of unconsolidated affiliates	(75,959)	50,115	—	25,844	—
Interest expense, net of amounts capitalized	(413)	(112,447)	(4,887)	44,022	(73,725)
Gain (loss) on extinguishment of debt, net	—	109	—	—	109
Interest income and other, net	1,602	—	45,030	(44,022)	2,610
Income (loss) before income taxes	(74,617)	(59,981)	22,880	25,844	(85,874)
Income tax benefit	—	—	14,490	—	14,490
Net income (loss)	(74,617)	(59,981)	37,370	25,844	(71,384)
Net loss attributable to noncontrolling interests	—	—	(3,233)	—	(3,233)
Net income (loss) attributable to Noble Corporation	(74,617)	(59,981)	34,137	25,844	(74,617)
Other comprehensive income (loss), net	(159)	—	(159)	159	(159)
Comprehensive income (loss) attributable to Noble Corporation	$(74,776)	$(59,981)	$33,978	$26,003	$(74,776)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Operating revenues
Contract drilling services	$—	$—	$744,033	$—	$744,033
Reimbursables and other	—	—	28,901	—	28,901
Total operating revenues	—	—	772,934	—	772,934
Operating costs and expenses
Contract drilling services	71	(22)	449,907	—	449,956
Reimbursables	—	—	22,323	—	22,323
Depreciation and amortization	—	—	368,939	—	368,939
General and administrative	(4)	360	29,894	—	30,250
Loss on impairment	—	—	792,843	—	792,843
Total operating costs and expenses	67	338	1,663,906	—	1,664,311
Operating loss	(67)	(338)	(890,972)	—	(891,377)
Other income (expense)
Income (loss) of unconsolidated affiliates	(820,630)	(300,798)	—	1,121,428	—
Interest expense, net of amounts capitalized	(873)	(338,039)	(16,776)	131,818	(223,870)
Gain (loss) on extinguishment of debt, net	(2,336)	5,528	(11,851)	—	(8,659)
Interest income and other, net	4,756	(131)	134,000	(131,818)	6,807
Income (loss) before income taxes	(819,150)	(633,778)	(785,599)	1,121,428	(1,117,099)
Income tax benefit	—	—	50,227	—	50,227
Net income (loss)	(819,150)	(633,778)	(735,372)	1,121,428	(1,066,872)
Net loss attributable to noncontrolling interests	—	—	247,722	—	247,722
Net income (loss) attributable to Noble Corporation	(819,150)	(633,778)	(487,650)	1,121,428	(819,150)
Other comprehensive income (loss), net	(1,614)	—	(1,614)	1,614	(1,614)
Comprehensive income (loss) attributable to Noble Corporation	$(820,764)	$(633,778)	$(489,264)	$1,123,042	$(820,764)

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2019
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$3,673	$(230,434)	$222,755	$—	(4,006)
Cash flows from investing activities
Capital expenditures	—	—	(222,587)	—	(222,587)
Proceeds from disposal of assets	—	—	9,430	—	9,430
Notes receivable to (from) affiliates	5,145	—	(26,522)	21,377	—
Net cash provided by (used in) investing activities	5,145	—	(239,679)	21,377	(213,157)
Cash flows from financing activities
Borrowings on credit facilities	300,000	—	155,000	—	455,000
Repayment of long-term debt	—	(400,000)	—	—	(400,000)
Repayments of credit facilities	—	—	(20,000)	—	(20,000)
Debt issuance costs	—	—	(1,092)	—	(1,092)
Dividends paid to noncontrolling interests	—	—	(25,109)	—	(25,109)
Distributions to parent company, net	(29,441)	—	—	—	(29,441)
Advances (to) from affiliates	(279,377)	586,094	(306,717)	—	—
Notes payable to affiliates	—	26,522	(5,145)	(21,377)	—
Net cash provided by (used in) financing activities	(8,818)	212,616	(203,063)	(21,377)	(20,642)
Net change in cash, cash equivalents and restricted cash	—	(17,818)	(219,987)	—	(237,805)
Cash, cash equivalents and restricted cash, beginning of period	—	17,818	357,232	—	375,050
Cash, cash equivalents and restricted cash, end of period	$—	$—	$137,245	$—	$137,245

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2018
(in thousands)
(Unaudited)

	Noble- Cayman	NHIL	Other Non-guarantor Subsidiaries of Noble	Consolidating Adjustments	Total
Cash flows from operating activities
Net cash provided by (used in) operating activities	$22,771	$(348,990)	$403,331	$—	$77,112
Cash flows from investing activities
Capital expenditures	—	—	(149,329)	—	(149,329)
Proceeds from disposal of assets	—	—	4,135	—	4,135
Net cash used in investing activities	—	—	(145,194)	—	(145,194)
Cash flows from financing activities
Repayment of long-term debt	—	(738,823)	(213,654)	—	(952,477)
Issuance of senior notes	—	750,000	—	—	750,000
Debt issuance costs	(822)	(12,581)	(1,924)	—	(15,327)
Dividends paid to noncontrolling interests	—	—	(12,694)	—	(12,694)
Distribution to parent company, net	(37,241)	—	—	—	(37,241)
Advances (to) from affiliates	15,281	321,070	(336,351)	—	—
Net cash provided by (used in) financing activities	(22,782)	319,666	(564,623)	—	(267,739)
Net change in cash, cash equivalents and restricted cash	(11)	(29,324)	(306,486)	—	(335,821)
Cash, cash equivalents and restricted cash, beginning of period	11	29,324	632,676	—	662,011
Cash, cash equivalents and restricted cash, end of period	$—	$—	$326,190	$—	$326,190

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 17— Subsequent Events

We have been in discussions with Shell with respect to the drilling contract that Shell has with the Bully II joint venture. The drilling contract runs through April 2022. The discussions contemplate that Shell would buy out the remaining term of the drilling contract with the joint venture and Noble would acquire Shell’s interests in the Bully II and the Bully I joint ventures. The discussions are at an advanced stage, and we believe it is probable that we will conclude the agreement with Shell in the fourth quarter of 2019. While we believe we will complete the transaction, we have not finalized the definitive documents and can make no assurance that the transaction will be completed on the terms contemplated, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2019, and our results of operations for the three and nine months ended September 30, 2019 and 2018. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
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
Outlook
We continue to see steady improvement in our business, as evidenced by increased contracting and bidding activity. Oil prices have improved from the drop experienced at the end of the fourth quarter of 2018 and into 2019. Brent crude oil averaged $62.83 per barrel during September 2019, which exceeded the average closing price for December 2018 by $5.46 per barrel. However, the challenging business environment for offshore drillers persists due to an industry-wide rig supply imbalance that resulted from a multi-year period of investment in new offshore drilling capacity and the slackened demand for offshore drilling. Following the period of industry expansion, a period of oil price volatility compelled exploration and production companies to reduce spending and de-emphasize offshore programs while focusing instead on land-based opportunities. A portion of the newbuild offshore rig capacity ordered prior to the decline in industry activity continues to exit shipyards, while the delivery of other newbuild rigs has been delayed into the future. In either case, these rigs have added to the prevailing supply imbalance. Since 2015, the industry has experienced a higher level of fleet attrition, as rigs are removed from the global supply due to a number of factors, including advanced service life, high maintenance and reactivation costs and limited customer appeal, but the pace of attrition is significantly less than what would be required to remedy the capacity imbalance in the near term. Additionally, our customers have adopted a more cautious approach to offshore spending due, in part, to volatility in crude oil prices over the past five years. During 2018 and the first nine months of 2019, the industry saw improvement in leading edge dayrates in the high specification jackup sector, especially in regions such as the North Sea and Middle East where approximately 80 percent of our fleet is located. We remain cautiously optimistic that this trend will continue through the remainder of 2019. The floating sector, while improving, has not enjoyed the same pricing improvement as the jackup sector. While market improvement during the first nine months of 2019 gives cause for some optimism, additional customer activity will be required before floating sector dayrates move higher.
In spite of the gradual improvement in offshore activities in 2018 and the first nine months of 2019, we expect the business environment for the remainder of 2019 and early 2020 to remain challenging. The uncertainty of the viability and length of reductions in production agreed to by the Organization of Petroleum Exporting Countries (“OPEC”) plus other non-OPEC producers including Russia (“OPEC+”), the incremental production capacity in non-OPEC+ countries, including production from U.S. shale activity, the current U.S. political environment and fluid sentiment in oil markets are contributing to an uncertain oil price environment, leading to considerable uncertainty in our customers’ production spending plans. However, steady oil demand growth, the lack of production investments in various countries and the production limits agreed to by OPEC+ should support higher sustained crude prices and lead to improved offshore spending by our customers over time. In general, recent contract awards have been subject to an extremely competitive bidding process. As a result, the contracts have been for dayrates and contract terms that are substantially lower than rates and terms were for the same class of rigs before this period of imbalance.
We cannot give any assurances as to when conditions in the offshore drilling market will improve, or when the oversupply of available drilling rigs will come back into balance.
Due to numerous factors that influence our customers’ annual global offshore spending patterns, including geopolitical events, we cannot predict the future level of demand or dayrates for our services, or future conditions in the offshore contract drilling industry. However, we believe the existence of certain factors should over time contribute to an improvement in the market for our services, driven in part by an acceleration in customers’ offshore spending. These factors include:

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
We have been in discussions with Shell with respect to the drilling contract that Shell has with the Bully II joint venture. The drilling contract runs through April 2022. The discussions contemplate that Shell would buy out the remaining term of the drilling contract with the joint venture and Noble would acquire Shell’s interests in the Bully II and Bully I joint ventures. The discussions are at an advanced stage, and we believe it is probable that we will conclude the agreement with Shell in the fourth quarter of 2019. In connection with the transaction, Noble would receive a lump sum amount for its 50 percent share of the buyout of the Noble Bully II contract and the lump sum payment would be net of an amount to be paid for the two joint venture interests, with working capital and other customary adjustments for transactions of this nature. While we believe we will complete the transaction, we have not finalized the definitive documents and can make no assurance that the transaction will be completed on the terms contemplated, or at all.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy, and the trust filed an amended complaint in October 2019. The complaint as amended alleges claims of alleged actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The litigation trust is seeking damages of (i) approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, (ii) approximately $935 million relating to the transfer prior to the Spin-off of intercompany receivables and notes from a Paragon subsidiary to a Noble subsidiarity, and (iii) unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification arrangements with us. Fact discovery has largely been completed and the court has set a litigation schedule, which would result in all pre-trial activity being completed by the end of May 2020. A trial date has not yet been set.

We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the uncertainty risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigation claims. As such, the Company’s current estimated loss related to final disposition of this matter is $100.0 million, which the Company recorded as a general and administrative expense for the nine months ended September 30, 2019 and is reflected as a current liability as of September 30, 2019. As pretrial matters progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at September 30, 2019, could be substantial and could have a material adverse effect on our business, financial condition and results of operations. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.
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
During the nine months ended September 30, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Condensed Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2019, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2019 (1)	2020	2021	2022	2023
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,232,119	$133,685	$503,579	$338,025	$187,255	$69,575
Jackups	734,259	131,290	366,079	166,805	70,085	—
Total (4)	$1,966,378	$264,975	$869,658	$504,830	$257,340	$69,575
Percent of Available Days Committed (5)
Floaters		64%	51%	27%	15%	6%
Jackups		89%	55%	31%	14%	—%
Total		77%	53%	29%	14%	3%

(1)	Represents a three-month period beginning October 1, 2019.

(2)
As previously reported, three of our long-term drilling contracts with Shell, the Noble Bully II, Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor. The contract amendments for the Noble Globetrotter I and Noble Globetrotter II provide a dayrate floor of $275,000 per day. The Noble Bully II contract contains a dayrate floor of $200,000 per day plus daily operating expenses. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at its respective dayrate floor for the remaining contract term.

(3)
Noble and a subsidiary of Shell are involved in joint ventures that own and operate both the Noble Bully I and the Noble Bully II. Pursuant to these agreements, each party has an equal 50 percent share in both vessels. As of September 30, 2019, the Noble Bully I had no backlog. As of the same date, the backlog for the Noble Bully II totaled $302.7 million, all of which is included in backlog. Noble’s proportional interest in the backlog for these rigs totaled $151.3 million. We have been in discussions with Shell with respect to the drilling contract that Shell has with the Bully II joint venture. The drilling contract runs through April 2022. For additional information, see “Note 17— Subsequent Events” to our condensed consolidated financial statements and “Results and Strategy.”

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
As of September 30, 2019, Shell, Saudi Arabian Oil Company and ExxonMobil represented approximately 49.8 percent, 22.9 percent and 12.4 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended September 30, 2019 and 2018
Net loss from continuing operations attributable to Noble-UK for the three months ended September 30, 2019 was $444.9 million, or $1.79 per diluted share, on operating revenues of $275.5 million, compared to net loss from continuing operations for the three months ended September 30, 2018 of $81.6 million, or $0.33 per diluted share, on operating revenues of $279.4 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2019 and September 30, 2018, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the three months ended September 30, 2019 and 2018, Noble-Cayman’s operating losses were $9.7 million and $7.0 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	2019	2018	% Change	2019	2018	% Change
Jackups	89%	93%	985	1,028	(4)%	$130,339	$122,350	7%
Floaters	63%	45%	691	502	38%	189,773	281,796	(33)%
Total	76%	69%	1,676	1,530	10%	$154,827	$174,665	(11)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Operating revenues:
Contract drilling services	$259,428	$267,238	$(7,810)	(3)%
Reimbursables and other (1)	16,098	12,170	3,928	32%
	275,526	279,408	(3,882)	(1)%
Operating costs and expenses:
Contract drilling services	175,929	162,985	12,944	8%
Reimbursables (1)	13,779	9,676	4,103	42%
Depreciation and amortization	109,616	109,492	124	**
General and administrative	17,565	14,722	2,843	19%
Loss on impairments	595,510	—	595,510	**
	912,399	296,875	615,524	207%
Operating income (loss)	$(636,873)	$(17,467)	$(619,406)	3,546%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.
Operating Revenues. The $7.8 million decrease in contract drilling services revenues for the three months ended September 30, 2019 as compared to the same period of 2018 was composed of an $11.7 million decrease from lower dayrates partially offset by a $3.9 million increase due to an increased number of operating days. The revenue decrease was due to a $10.4 million decrease in floater fleet revenues offset by a $2.6 million increase in jackup fleet revenues.
The $10.4 million revenue decrease in our floater fleet for the three months ended September 30, 2019 is attributable to a $27.6 million decline in dayrates as the legacy contract for the Noble Don Taylor and the legacy assignment for the Noble Globetrotter I were completed in early 2019. These revenue reductions were partially offset by a $10.1 million increase in revenues associated with an increase in dayrates on various other rigs. The decreased revenues were also offset by a $30.1 million increase due to an increased number in operating days as three rigs, the Noble Clyde Boudreaux, the Noble Sam Croft, and the Noble Tom Madden, returned to service. This increase in revenues associated with an increase in operating days was partially offset by a decline of $23.0 million due to the Noble Don Taylor shipyard downtime in preparation for its upcoming contract.
The $2.6 million revenue increase in our jackup fleet for the three months ended September 30, 2019 is attributable to a $5.8 million increase in revenues associated with higher dayrates on various rigs, including the Noble Hans Deul. This increase was partially offset by a $15.0 million decrease due to fewer operating days, mainly due to the Noble Gene House being retired in the first quarter of 2019, but having worked for all of the three months ended September 2018, as well as fewer operating days for the Noble Houston Colbert and the Noble Scott Marks due to shipyard downtime. The fewer operating days on these rigs were partially offset by an $11.8 million increase in revenues due to the Noble Sam Hartley returning to service and the Noble Johnny Whitstine being placed into service for the first time.
Operating Costs and Expenses. Contract drilling services costs increased $12.9 million for the three months ended September 30, 2019 as compared to the same period of 2018. Rigs that returned to service after or were placed in service for the first time after September 30, 2018 accounted for $9.1 million of the increase. Rigs in shipyards preparing for contract commencement accounted for $4.5 million of the increase. Cost increases were seen across most rig related expense categories, including personnel-related expenses and expenses for repairs and maintenance as rigs returned to operations.
Depreciation and amortization increase $0.1 million for the three months ended September 30, 2019 as compared to the same period of 2018.

Loss on Impairments. We recorded a loss on impairment of $595.5 million for the three months ended September 30, 2019. We evaluate our property and equipment for impairment whenever there are changes in facts which suggest the value of the asset is not recoverable. Based upon our impairment analysis, we impaired the carrying value to estimated fair value for the Noble Bully II. For additional information, see “Note 10— Loss on Impairment and Note 17— Subsequent Events” to our condensed consolidated financial statements. There were no impairments recorded during the three months ended September 30, 2018.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $2.8 million during the three months ended September 30, 2019 as compared to the same period of 2018, primarily as a result of an increase in professional fees, partially offset by a decrease in employee-related costs.
Interest Expense. Interest expense decreased $4.7 million during the three months ended September 30, 2019 as compared to the same period of 2018. This decrease was primarily due to the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases throughout 2018 and early 2019. This decrease was offset by the issuance of our two Seller Loans (as defined herein) in late 2018 and early 2019 as well as the borrowing on our Credit Facilities (as defined herein) throughout 2019. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit decreased by $11.6 million for the three months ended September 30, 2019 as compared to the same period of 2018. Excluding the tax impact of 2017 U.S. return-to-provision adjustment of $24.9 million for the same period of 2018, our income tax benefit increased by $13.3 million. This increase is comprised of a $15.6 million increase in tax benefit due to higher worldwide effective tax rate and a $2.3 million decrease in the tax benefit due to a negative effective tax rate applied to a higher pre-tax loss. The increase in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
For the Nine Months Ended September 30, 2019 and 2018
Net loss from continuing operations attributable to Noble-UK for the nine months ended September 30, 2019 was $663.9 million, or $2.66 per diluted share, on operating revenues of $851.4 million, compared to net loss from continuing operations for the nine months ended September 30, 2018 of $852.0 million, or $3.46 per diluted share, on operating revenues of $772.9 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2019 and September 30, 2018, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the nine months ended September 30, 2019 and 2018, Noble-Cayman’s operating losses were $128.4 million and $33.0 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services. In the nine months ended September 30, 2019, Noble-UK recorded a $100.0 million expense related to ongoing litigation, which was not recognized by Noble-Cayman.
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

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019	2018	% Change	2019	2018	% Change
Jackups	93%	72%	2,957	2,606	13%	$127,296	$133,506	(5)%
Floaters	63%	40%	2,066	1,466	41%	207,345	270,177	(23)%
Total	78%	56%	5,023	4,072	23%	$160,212	$182,723	(12)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Operating revenues:
Contract drilling services	$804,746	$744,033	$60,713	8%
Reimbursables and other (1)	46,604	28,901	17,703	61%
	851,350	772,934	78,416	10%
Operating costs and expenses:
Contract drilling services	516,522	451,271	65,251	14%
Reimbursables (1)	38,555	22,323	16,232	73%
Depreciation and amortization	323,504	356,930	(33,426)	(9)%
General and administrative	149,816	58,522	91,294	156%
Loss on impairments	595,510	792,843	(197,333)	(25)%
	1,623,907	1,681,889	(57,982)	(3)%
Operating income (loss)	$(772,557)	$(908,955)	$136,398	(15)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $60.7 million increase in contract drilling services revenues for the nine months ended September 30, 2019 as compared to the same period of 2018 was composed of a $82.5 million increase due to an increased number of operating days, partially offset by a $21.8 million decline from lower dayrates. The revenue increase was due to increases in floater and jackup fleet revenues of $32.1 million and $28.6 million, respectively.
The $32.1 million revenue increase in our floater fleet for the nine months ended September 30, 2019 is attributable to a $94.2 million increase mainly due to an increased number in operating days on two rigs, the Noble Bob Douglas and the Noble Clyde Boudreaux, and two additional rigs, the Noble Sam Croft and the Noble Tom Madden, returning to service. This increase was partially offset by a decline of $36.7 million due to the Noble Paul Romano being warm-stacked in the middle of the second quarter of 2018, as well as the Noble Don Taylor having shipyard downtime in preparation for its upcoming contract. Floater fleet revenue was also impacted by a decline in dayrates of $63.3 million as the legacy contract for the Noble Don Taylor and the legacy assignment for the Noble Globetrotter I were completed in early 2019. These revenue reductions were partially offset by a $37.9 million increase in revenues associated with an increase in dayrates on various other rigs. This increase was mainly attributable to the Noble Globetrotter II, which experienced an uplift in revenue in part due to the Company owned managed pressure drilling system.
The $28.6 million revenue increase in our jackup fleet for the nine months ended September 30, 2019 is attributable to a $51.2 million increase due to more operating days, mainly due to the Noble Sam Hartley, the Noble Mick O’Brien, the Noble Tom Prosser, and the Noble Hans Deul, which returned to service, and the Noble Johnny Whitstine, which was placed in service for the first time. This increase was partially offset by a decrease in revenue of $26.2 million primarily due to the Noble Gene House being retired in the first quarter of 2019 but having worked for all of the nine months ended September 30, 2018, as well as fewer operating days for the Noble Houston Colbert and the Noble Scott Marks due to shipyard downtime. There was also an increase in revenue of $3.6 million associated with higher dayrates on various other rigs.
Operating Costs and Expenses. Contract drilling services costs increased $65.3 million for the nine months ended September 30, 2019 as compared to the same period of 2018. Rigs that returned to service, were placed in service for the first time in the current period or rigs in shipyards preparing for contract commencement accounted for $79.4 million of the increase. Cost increases were seen across all rig related expense categories, including personnel-related expenses and expenses for repairs and maintenance as rigs returned to operations. These increases were offset by a couple of rigs that had more operating days in the prior quarter as compared to the current quarter, resulting in a decrease in contract drilling services costs of $17.4 million.
Depreciation and amortization decreased $33.4 million for the nine months ended September 30, 2019 as compared to the same period of 2018. The decline was due to the effect of rig impairments during 2018.

Loss on Impairments. We recorded a loss on impairment of $595.5 million for the nine months ended September 30, 2019 as compared to a loss on impairment of $792.8 million for the same period of 2018. We evaluate our property and equipment for impairment whenever there are changes in facts which suggest the value of the asset is not recoverable. Based upon our impairment analysis, we impaired the carrying value to estimated fair value for the Noble Bully II. For additional information, see “Note 10— Loss on Impairment and Note 17— Subsequent Events” to our condensed consolidated financial statements.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $91.3 million during the nine months ended September 30, 2019 as compared to the same period of 2018, primarily as a result of Noble-UK recognizing a $100.0 million expense in connection with ongoing litigation during the nine months ended September 30, 2019, offset by a decrease in employee-related costs and lower office rent.
Interest Expense. Interest expense decreased $15.7 million during the nine months ended September 30, 2019 as compared to the same period of 2018. This decrease was primarily due to the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases throughout 2018 and early 2019. This decrease was offset by the issuance of our Senior Notes due 2026 (the “2026 Notes”) in January 2018, the issuance of our two Seller Loans in late 2018 and early 2019 and the borrowing on our Credit Facilities throughout 2019. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit decreased by $13.2 million for the nine months ended September 30, 2019 as compared to the same period of 2018. Excluding the tax impact of extraordinary items consisting of a gain on debt extinguishment of $6.6 million, the release of uncertain tax positions related to the settlement of our 2010-2011 U.S. tax audit of $33.7 million in the current period, and the loss on debt extinguishment of $1.8 million, asset impairments of $35.6 million and our 2017 U.S. return-to-provision adjustment of $24.9 million in the prior period, our tax benefit increased by $22.1 million. This increase is due to an increase in our worldwide tax rate applied to a lower pre-tax loss for the current period as compared to the prior period, which included a negative worldwide tax rate applied to a higher pre-tax loss. The increase in the worldwide effective tax rate is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources
Overview
Net cash used in operating activities was $31.5 million for the nine months ended September 30, 2019 and net cash provided by operating activities was $43.3 million for the nine months ended September 30, 2018. The decrease in net cash provided by operating activities for the nine months ended September 30, 2019 was primarily attributable to a one-time tax refund of $84.5 million received in the first quarter of 2018, a one-time VAT payment of $24.5 million on the temporary import of the Noble Houston Colbert into the UK (which we expect to receive a full refund on within the next 12 months), offset by a $24.9 million decline in other working capital accounts and by $8.8 million of tax refunds received throughout 2019. We had negative working capital of $325.5 million at September 30, 2019 and working capital of $293.6 million at December 31, 2018.
Net cash used in investing activities for the nine months ended September 30, 2019 was $213.2 million as compared to $145.2 million for the nine months ended September 30, 2018. The variance primarily relates to the purchase and preparation of the Noble Joe Knight and the Noble Johnny Whitstine, which commenced operations in the fourth quarter and the second quarter of 2019, respectively.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $6.0 million and net cash used in financing activities was $234.0 million for the nine months ended September 30, 2018. Our primary use of cash in both periods was the retirement of a portion of various tranches of our senior notes as a result of tender offers. This use of cash was offset in the current period by net borrowings on our Credit Facilities.
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
At September 30, 2019, we had a total contract drilling services backlog of approximately $2.0 billion, which includes a commitment of 77 percent of available days for the remainder of 2019 and 53 percent of available days for 2020. For additional information regarding our backlog, see “Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $258.1 million and $220.1 million for the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures during the first nine months of 2019 consisted of the following:

•	$56.4 million for sustaining capital;

•	$108.9 million in major projects, including reactivations and subsea and other related projects;

•	$83.8 million to purchase the Noble Joe Knight (inclusive of cash paid and seller financing); and

•	$9.0 million in capitalized interest.
Our total capital expenditure estimate for 2019 is approximately $303.9 million.

•	$82.0 million for sustaining capital;

•	$129.1 million in major projects, including reactivations and subsea and other related projects;

•	$83.5 million purchase of the Noble Joe Knight (inclusive of cash paid and seller financing); and

•	$9.3 million in capitalized interest.
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
At our 2019 Annual General Meeting, shareholders approved a proposal to allow our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value of $0.01 per share). The right of our directors to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. No shares were allotted during the nine months ended September 30, 2019.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the nine months ended September 30, 2019, we did not repurchase any of our shares.

Credit Facilities
2015 Credit Facility
We have a $300.0 million senior unsecured credit facility (as amended, the “2015 Credit Facility”) that will mature in January 2020 and is guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC (“NHUS”) and Noble Holding International Limited (“NHIL”).
In January 2018, in connection with entering into the 2017 Credit Facility (as defined herein), we amended the 2015 Credit Facility, which caused, among other things, a reduction in the aggregate principal amount of commitments thereunder. As a result of the 2015 Credit Facility’s reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the nine months ended September 30, 2018. Borrowings under the 2015 Credit Facility bear interest at the London inter-bank offered rate (“LIBOR”) plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At September 30, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility.
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (as amended, the “2017 Credit Facility” and, together with the 2015 Credit Facility, the “Credit Facilities”). In July 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”), which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the nine months ended September 30, 2019. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent, including that there be no unused commitments under the 2015 Credit Facility to advance loans. The First Amendment to the 2017 Credit Facility added a requirement that any amounts drawn under the 2017 Credit Facility not exceed the amount of the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility). The maximum aggregate amount of commitments under the 2017 Credit Facility on September 30, 2019 was approximately $1.3 billion. The First Amendment to the 2017 Credit Facility also replaced the debt to capitalization ratio financial covenant with a Senior Guaranteed Indebtedness to Adjusted EBITDA (each as defined in the First Amendment to the 2017 Credit Facility) ratio financial covenant, as described below.
The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At September 30, 2019, we had $135.0 million of borrowings outstanding under the 2017 Credit Facility, plus $9.0 million of performance letters of credit.
Both of our Credit Facilities have provisions which vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a facility fee under the 2015 Credit Facility on the full commitments thereunder (used or unused) and a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, in each case which varies depending on our credit ratings. At September 30, 2019, the interest rates and fees in effect under our Credit Facilities were the highest permitted interest rates under those agreements.
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. At the present time, the 2017 Credit Facility has a term that extends beyond 2021, and borrowings thereunder bear interest at LIBOR plus an applicable margin. The 2017 Credit Facility provides for a mechanism to amend the facility to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter. We are currently evaluating the potential impact of the eventual replacement of the LIBOR interest rate.
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
Both of the Seller Loans are guaranteed by Noble-Cayman and each is secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owns the relevant rig. Each Seller Loan contains a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a minimum liquidity financial covenant substantially similar to the 2017 Credit Facility and an asset and revenue covenant substantially similar to the 2026 Notes, as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan requires immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig.
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
Covenants
At September 30, 2019, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant that limits our ratio of Senior Guaranteed Indebtedness to Adjusted EBITDA as of the last day of each fiscal quarter, with such ratio not being permitted to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter, (ii) a minimum Liquidity requirement of $300.0 million, (iii) a covenant that the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million and a requirement that any amounts drawn under the 2017 Credit Facility not exceed the amount of the Indenture Secured Debt Basket.
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
At September 30, 2019, our debt to total tangible capitalization ratio under our 2015 Credit Facility was approximately 0.52 and we were in compliance with all applicable debt covenants. We continually monitor compliance with the covenants under our Credit Facilities, senior notes and Seller Loans and expect to remain in compliance throughout 2019.
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

Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under our Credit Facilities. Interest on borrowings under our Credit Facilities is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. Borrowings under the 2015 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 1.65%. At September 30, 2019, we had $300.0 million of borrowings outstanding under the 2015 Credit Facility. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At September 30, 2019, we had $135.0 million of borrowings outstanding under the 2017 Credit Facility, plus $9.0 million of performance letters of credit.
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
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $2.2 billion and $2.9 billion at September 30, 2019 and December 31, 2018, respectively. The decrease in the fair value of debt relates to a reduction in total principal amount outstanding due to our debt repayments during the period, partially offset by our debt issuance and changes in market expectations for interest rates and perceptions of our credit risk.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during nine months ended September 30, 2019.
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
Item 4. Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) of Noble-UK, has evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson has concluded that Noble-UK’s disclosure controls and procedures were effective as of September 30, 2019. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) of Noble-Cayman, has evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson has concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2019. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in either Noble-UK’s or Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of each of Noble-UK or Noble-Cayman, respectively.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 14— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information presented in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended September 30, 2019 there were no repurchases by Noble-UK of its shares.
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

10.1*
Separation Agreement, dated as of September 13, 2019, by and among Noble Corporation plc, Noble Drilling Services Inc. and Adam C. Peakes (filed as Exhibit 10.1 to Noble-UK's Current Report on Form 8-K filed on September 13, 2019 and incorporated herein by reference).

31.1	Certification of Julie J. Robertson pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Julie J. Robertson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Julie J. Robertson	October 31, 2019
Julie J. Robertson President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Laura D. Campbell	October 31, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Julie J. Robertson	October 31, 2019
Julie J. Robertson President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Laura D. Campbell	October 31, 2019
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date