Form 10-Q
period 2020-03-31
Noble Corp plc; NOBLE CORP
filed 2020-05-07
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at May 5, 2020: Noble Corporation plc - 250,952,965
Number of shares outstanding: Noble Corporation - 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$175,927	$104,621
Accounts receivable, net	208,817	198,665
Taxes receivable	192,683	59,771
Prepaid expenses and other current assets	43,886	59,050
Total current assets	621,313	422,107
Property and equipment, at cost	8,692,837	10,306,625
Accumulated depreciation	(2,157,499)	(2,572,701)
Property and equipment, net	6,535,338	7,733,924
Other assets	104,448	128,467
Total assets	$7,261,099	$8,284,498
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$260,958	$62,505
Accounts payable	87,871	108,208
Accrued payroll and related costs	40,265	56,056
Taxes payable	27,047	30,715
Interest payable	62,467	88,047
Other current liabilities	180,997	171,397
Total current liabilities	659,605	516,928
Long-term debt	3,692,479	3,779,499
Deferred income taxes	71,222	68,201
Other liabilities	241,261	260,898
Total liabilities	4,664,567	4,625,526
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.01 par value, ordinary shares; 250,952 and 249,200 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	2,509	2,492
Additional paid-in capital	808,881	807,093
Retained earnings	1,845,099	2,907,776
Accumulated other comprehensive loss	(59,957)	(58,389)
Total shareholders’ equity	2,596,532	3,658,972
Total liabilities and equity	$7,261,099	$8,284,498
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues
Contract drilling services	$267,364	$270,501
Reimbursables and other	13,947	12,387
	281,311	282,888
Operating costs and expenses
Contract drilling services	161,145	171,728
Reimbursables	11,684	9,395
Depreciation and amortization	103,681	109,578
General and administrative	17,839	15,999
Loss on impairment	1,119,517	—
	1,413,866	306,700
Operating loss	(1,132,555)	(23,812)
Other income (expense)
Interest expense, net of amounts capitalized	(70,880)	(70,244)
Gain on extinguishment of debt, net	—	31,266
Interest income and other, net	(2,282)	2,506
Loss from continuing operations before income taxes	(1,205,717)	(60,284)
Income tax benefit (provision)	143,040	(2,865)
Net loss from continuing operations	(1,062,677)	(63,149)
Net loss from discontinued operations, net of tax	—	(3,821)
Net loss	(1,062,677)	(66,970)
Net income attributable to noncontrolling interests	—	(3,919)
Net loss attributable to Noble Corporation plc	$(1,062,677)	$(70,889)
Net loss attributable to Noble Corporation plc
Net loss from continuing operations	$(1,062,677)	$(67,068)
Net loss from discontinued operations, net of tax	—	(3,821)
Net loss attributable to Noble Corporation plc	$(1,062,677)	$(70,889)
Per share data
Basic:
Loss from continuing operations	$(4.25)	$(0.27)
Loss from discontinued operations	—	(0.02)
Net loss attributable to Noble Corporation plc	$(4.25)	$(0.29)

Diluted:
Loss from continuing operations	$(4.25)	$(0.27)
Loss from discontinued operations	—	(0.02)
Net loss attributable to Noble Corporation plc	$(4.25)	$(0.29)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,062,677)	$(66,970)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,136)	508
Amortization of deferred pension plan amounts (net of tax provision of $150 and $145 for the three months ended March 31, 2020 and 2019, respectively.)	568	550
Other comprehensive income (loss), net	(1,568)	1,058
Net comprehensive income attributable to noncontrolling interests	—	(3,919)
Comprehensive loss attributable to Noble Corporation plc	$(1,064,245)	$(69,831)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,062,677)	$(66,970)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	103,681	109,578
Loss on impairment	1,119,517	—
Gain on extinguishment of debt, net	—	(31,266)
Deferred income taxes	6,014	2,208
Amortization of share-based compensation	3,245	2,952
Other costs, net	(3,195)	(3,264)
Changes in components of working capital:
Change in taxes receivable	(120,838)	4,204
Net changes in other operating assets and liabilities	(46,557)	(58,217)
Net cash used in operating activities	(810)	(40,775)
Cash flows from investing activities
Capital expenditures	(36,461)	(96,793)
Proceeds from disposal of assets, net	—	7,930
Net cash used in investing activities	(36,461)	(88,863)
Cash flows from financing activities
Borrowings on credit facilities	110,000	350,000
Repayments of senior notes	—	(400,000)
Debt issuance costs	—	(90)
Dividends paid to noncontrolling interests	—	(5,020)
Cash paid to settle equity awards	(1,010)	—
Taxes withheld on employee stock transactions	(413)	(2,763)
Net cash provided by (used in) financing activities	108,577	(57,873)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,306	(187,511)
Cash, cash equivalents and restricted cash, beginning of period	105,924	375,907
Cash, cash equivalents and restricted cash, end of period	$177,230	$188,396

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2018	246,794	$2,468	$699,409	$3,608,366	$(57,072)	$401,403	$4,654,574
Employee related equity activity
Amortization of share-based compensation	—	—	2,952	—	—	—	2,952
Issuance of share-based compensation shares	2,356	23	(23)	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(2,786)	—	—	—	(2,786)
Net loss	—	—	—	(70,889)	—	3,919	(66,970)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,020)	(5,020)
Other comprehensive income, net	—	—	—	—	1,058	—	1,058
Balance at March 31, 2019	249,150	$2,491	$699,552	$3,537,477	$(56,014)	$400,302	$4,583,808

Balance at December 31, 2019	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$—	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	2,235	—	—	—	2,235
Issuance of share-based compensation shares	1,752	17	(17)	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(430)	—	—	—	(430)
Net loss	—	—	—	(1,062,677)	—	—	(1,062,677)
Other comprehensive income, net	—	—	—	—	(1,568)	—	(1,568)
Balance at March 31, 2020	250,952	$2,509	$808,881	$1,845,099	$(59,957)	$—	$2,596,532

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$175,891	$104,575
Accounts receivable, net	208,817	198,665
Taxes receivable	192,683	59,771
Prepaid expenses and other current assets	43,223	57,890
Total current assets	620,614	420,901
Property and equipment, at cost	8,692,837	10,306,625
Accumulated depreciation	(2,157,499)	(2,572,701)
Property and equipment, net	6,535,338	7,733,924
Other assets	104,448	128,467
Total assets	$7,260,400	$8,283,292
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$260,958	$62,505
Accounts payable	87,455	107,985
Accrued payroll and related costs	40,226	56,065
Taxes payable	27,047	30,715
Interest payable	62,467	88,047
Other current liabilities	80,997	71,397
Total current liabilities	559,150	416,714
Long-term debt	3,692,479	3,779,499
Deferred income taxes	71,222	68,201
Other liabilities	241,261	260,898
Total liabilities	4,564,112	4,525,312
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.10 par value, ordinary shares; 261,246 shares outstanding as of March 31, 2020 and December 31, 2019	26,125	26,125
Capital in excess of par value	760,790	757,545
Retained earnings	1,969,330	3,032,699
Accumulated other comprehensive loss	(59,957)	(58,389)
Total shareholders’ equity	2,696,288	3,757,980
Total liabilities and equity	$7,260,400	$8,283,292
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenues
Contract drilling services	$267,364	$270,501
Reimbursables and other	13,947	12,387
	281,311	282,888
Operating costs and expenses
Contract drilling services	160,841	170,862
Reimbursables	11,684	9,395
Depreciation and amortization	103,109	108,772
General and administrative	6,751	7,595
Loss on impairment	1,119,517	—
	1,401,902	296,624
Operating loss	(1,120,591)	(13,736)
Other income (expense)
Interest expense, net of amounts capitalized	(70,880)	(70,244)
Gain on extinguishment of debt, net	—	31,266
Interest income and other, net	(2,294)	2,506
Loss from continuing operations before income taxes	(1,193,765)	(50,208)
Income tax provision	143,040	(2,865)
Net loss from continuing operations	(1,050,725)	(53,073)
Net loss from discontinued operations, net of tax	—	(3,821)
Net loss	(1,050,725)	(56,894)
Net income attributable to noncontrolling interests	—	(3,919)
Net loss attributable to Noble Corporation	$(1,050,725)	$(60,813)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,050,725)	$(56,894)
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,136)	508
Amortization of deferred pension plan amounts (net of tax provision of $150 and $145 for the three months ended March 31, 2020 and 2019, respectively.)	568	550
Other comprehensive income (loss), net	(1,568)	1,058
Net comprehensive income attributable to noncontrolling interests	—	(3,919)
Comprehensive loss attributable to Noble Corporation	$(1,052,293)	$(59,755)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,050,725)	$(56,894)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	103,109	108,772
Loss on impairment	1,119,517	—
Gain on extinguishment of debt, net	—	(31,266)
Deferred income taxes	6,014	2,208
Amortization of share-based compensation	3,245	2,940
Other costs, net	1,427	(3,264)
Changes in components of working capital:
Change in taxes receivable	(120,838)	4,195
Net changes in other operating assets and liabilities	(51,328)	(57,373)
Net cash provided by (used in) operating activities	10,421	(30,682)
Cash flows from investing activities
Capital expenditures	(36,461)	(96,793)
Proceeds from disposal of assets, net	—	7,930
Net cash used in investing activities	(36,461)	(88,863)
Cash flows from financing activities
Borrowings on credit facilities	110,000	350,000
Repayments of senior notes	—	(400,000)
Debt issuance costs	—	(90)
Dividends paid to noncontrolling interests	—	(5,020)
Distributions to parent company, net	(12,644)	(12,077)
Net cash provided by (used in) financing activities	97,356	(67,187)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,316	(186,732)
Cash, cash equivalents and restricted cash, beginning of period	105,878	375,050
Cash, cash equivalents and restricted cash, end of period	$177,194	$188,318

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2018	261,246	$26,125	$647,082	$3,635,930	$(57,072)	$401,403	$4,653,468
Distributions to parent company, net	—	—	—	(12,077)	—	—	(12,077)
Capital contribution by parent - share-based compensation	—	—	2,940	—	—	—	2,940
Net income (loss)	—	—	—	(60,813)	—	3,919	(56,894)
Dividends paid to noncontrolling interests	—	—	—	—	—	(5,020)	(5,020)
Other comprehensive income, net	—	—	—	—	1,058	—	1,058
Balance at March 31, 2019	261,246	$26,125	$650,022	$3,563,040	$(56,014)	$400,302	$4,583,475

Balance at December 31, 2019	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$—	$3,757,980
Distributions to parent company, net	—	—	—	(12,644)	—	—	(12,644)
Capital contribution by parent - share-based compensation	—	—	3,245	—	—	—	3,245
Net income (loss)	—	—	—	(1,050,725)	—	—	(1,050,725)
Other comprehensive income, net	—	—	—	—	(1,568)	—	(1,568)
Balance at March 31, 2020	261,246	$26,125	$760,790	$1,969,330	$(59,957)	$—	$2,696,288

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of March 31, 2020, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2019 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2019 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern
The offshore drilling industry experienced a significant expansion from the early 2000s to the mid-2010s, during which time the Company constructed or rebuilt each rig in our current fleet and incurred a substantial amount of debt in connection therewith. Since that time, the industry has experienced a significant sustained reduction in oil prices and a substantial increase in offshore rig supply, which have led to an industry-wide supply and demand imbalance and an extremely challenging environment. During such period of supply and demand imbalance, we had to accept contracts with dayrates and terms that were lower than anticipated when these capital projects and the associated debt were incurred. The Company has incurred significant losses since 2016 and significant impairment losses since 2014. The challenging environment experienced through 2019 has been further exacerbated by the novel strain of coronavirus (“COVID-19”) pandemic and production level disagreements that developed among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”) in the beginning of 2020.
We have experienced unprecedented challenges in the first few months of 2020. The development of COVID-19 into a pandemic, the actions taken to mitigate the spread of COVID-19 by governmental authorities around the world and the risk of infection have altered, and are expected to continue to alter, policies of governments and companies and behaviors of customers around the world in ways that we anticipate will have a significant negative effect on oil consumption, such as government-imposed or voluntary social distancing and quarantining, reduced travel, and remote work policies. At the start of the COVID-19 pandemic and related mitigation efforts, disagreements developed within OPEC+, and Saudi Arabia and Russia initiated efforts to aggressively increase oil production, thereby increasing inventory levels even further. The convergence of these events resulted in an unprecedented steep decline in the demand for oil and a substantial surplus in the supply of oil. Although OPEC+ agreed in April 2020 to reduce production, the continued decreased demand for crude oil and historically low oil prices are expected to continue for the foreseeable future. Such challenging conditions had, and are expected to continue to have, a severe impact on our business, operations and financial condition in various respects, including substantially reducing demand for our services. These unprecedented recent events have impacted our current and expected liquidity position in several meaningful ways since December 31, 2019 as set forth below.

•	Higher than previously anticipated free cash flow deficits over the next twelve months.

•	Reduced availability under our 2017 Credit Facility (as defined herein), primarily driven by:

◦
The impact of the $1.1 billion in impairment losses incurred in the three months ended March 31, 2020 on the borrowing availability as calculated under the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility). See “Note 9— Loss on Impairment” for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

◦	The impact of the expected reduction in Adjusted EBITDA (as defined herein) over the next twelve months on the borrowing availability as calculated under the Leverage Covenant (as defined herein).

•
Increased borrowings under the 2017 Credit Facility, primarily due to the early repayment of the Seller Loans (as defined herein) in April 2020. As a result of such early repayment, we avoided a default under the Seller Loans, as the impairment losses referred to above caused us to exceed the maximum debt to total capitalization ratio set forth in the Seller Loans at March 31, 2020.

•	Significantly reduced access to sources of new capital.
The impairment losses incurred since the First Amendment to the 2017 Credit Facility have led to a meaningful reduction in Consolidated Net Tangible Assets (“CNTA”) and consequently constrained our ability to access the full commitments under our 2017 Credit Facility. Commitments under our 2017 Credit Facility total $1.3 billion; however, the maximum availability is also currently limited by the Indenture Secured Debt Basket at approximately $1.05 billion. In addition, a certain amount of commitments is required to remain unused to satisfy the Minimum Liquidity Covenant (as defined herein). At April 23, 2020 and after using borrowings under our 2017 Credit Facility to repay the Seller Loans, we had $545.0 million of borrowings outstanding and could borrow up to an additional $297.8 million under our 2017 Credit Facility. Due to the current economic uncertainty and resulting impact on drilling activity, we anticipate even greater than previously expected continued losses and negative cash flow over the next twelve months. Unless we are able to access alternative financing in the current market or obtain a waiver from lenders of certain covenants under, or amendment to, our 2017 Credit Facility, we are forecasted to use all of the availability under our 2017 Credit Facility and breach the Minimum Liquidity Covenant by the end of 2020. See “Note 6— Debt”, for additional information.
Based on our evaluation of the circumstances described above, substantial doubt exists about our ability to continue as a going concern.
We are actively pursuing a variety of transactions and cost-cutting measures, including, but not limited to, reductions in corporate discretionary expenditures, potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, a potential waiver from lenders under, or amendment to, our 2017 Credit Facility, further reductions in capital expenditures and increased focus on operational efficiencies. However, the prospects of successfully obtaining sufficient liquidity, to meet near-term debt obligations through these efforts are highly challenging, particularly in the current environment. Consequently, we cannot predict the extent to which any of these measures will be successful, if at all. If we are not successful in achieving these results outside of a court process, there is substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 of the US Bankruptcy Code.
In light of the foregoing, the unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern
Note 2— Accounting Pronouncements
Accounting Standards Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 (Topic 326, “Measurement of Credit Losses on Financial Instruments”), which requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. This guidance is effective for annual and interim periods beginning after December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We adopted this standard effective January 1, 2020 and will not restate comparative periods. Our adoption did not have a material effect on our condensed consolidated financial statements. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, which amends Accounting Standards Codification (“ASC”) Subtopic 740, “Income Taxes.” This update simplifies the accounting for income taxes by removing certain exceptions to general principles. The amendment is effective for fiscal years beginning after December 15, 2020 and is required to be adopted on a retrospective basis for all periods presented. We are evaluating what impact, if any, the adoption of this guidance will have on our condensed consolidated financial statements.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 3— Consolidated Joint Ventures
On December 3, 2019, we completed a transaction with a subsidiary of Royal Dutch Shell plc (“Shell”), in which Shell bought out the remaining term of its drilling contract for the drillship Noble Bully II for $166.9 million, and we acquired Shell’s 50 percent interests in the Bully I and Bully II joint ventures for $106.7 million. As a result of this transaction, the former joint venture entities became our wholly-owned subsidiaries. Shell’s equity interests were presented as noncontrolling interests on our condensed consolidated financial statements. During the three months ended March 31, 2019, the Bully joint ventures approved and paid dividends totaling $10.0 million. Of these amounts, 50 percent was paid to our former joint venture partner, Shell.
Note 4— Loss Per Share
The following table presents the computation of basic and diluted loss per share for Noble-UK:

	Three Months Ended March 31,
	2020	2019
Numerator:
Basic
Net loss from continuing operations	$(1,062,677)	$(67,068)
Net loss from discontinued operations, net of tax	—	(3,821)
Net loss attributable to Noble Corporation plc	$(1,062,677)	$(70,889)
Diluted
Net loss from continuing operations	$(1,062,677)	$(67,068)
Net loss from discontinued operations, net of tax	—	(3,821)
Net loss attributable to Noble Corporation plc	$(1,062,677)	$(70,889)
Denominator:
Weighted average shares outstanding - basic	250,047	248,251
Weighted average shares outstanding - diluted	250,047	248,251
Loss per share
Basic:
Loss from continuing operations	$(4.25)	$(0.27)
Loss from discontinued operations	—	(0.02)
Net loss attributable to Noble Corporation plc	$(4.25)	$(0.29)
Diluted:
Loss from continuing operations	$(4.25)	$(0.27)
Loss from discontinued operations	—	(0.02)
Net loss attributable to Noble Corporation plc	$(4.25)	$(0.29)

Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the three months ended March 31, 2020 and 2019, approximately 12.4 million and 13.2 million share-based awards, respectively, were excluded from diluted loss per share since the effect would have been anti-dilutive.
Share capital
As of March 31, 2020, Noble-UK had approximately 251.0 million shares outstanding and trading as compared to approximately 249.2 million shares outstanding and trading at December 31, 2019. At our 2019 Annual General Meeting, shareholders authorized our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value of $0.01 per share). That authority to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. Other than shares issued to our directors under our Noble Corporation plc 2017 Director Omnibus Plan, the authority was not used to allot shares during the three months ended March 31, 2020.
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Noble-UK is not permitted to pay dividends out of share capital, which includes share premium. Noble has not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors; however, at this time, we do not expect to pay any dividends in the foreseeable future.
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the three months ended March 31, 2020 and 2019, we did not repurchase any of our shares.
Note 5— Property and Equipment
Property and equipment, at cost consisted of the following:

	March 31, 2020	December 31, 2019
Drilling equipment and facilities	$8,422,110	$10,014,314
Construction in progress	68,504	88,904
Other	202,223	203,407
Property and equipment, at cost	$8,692,837	$10,306,625

On February 28, 2019, we purchased a new GustoMSC CJ46 rig, the Noble Joe Knight, from the PaxOcean Group in connection with a concurrently awarded drilling contract in the Middle East region. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller. See “Note 6— Debt” for additional information.
During the three months ended March 31, 2020, we recognized a non-cash loss on impairment of $1.1 billion, related to our long-lived assets. During the three months ended March 31, 2019, we recognized no impairment charges to long-lived assets. See “Note 9— Loss on Impairment” for additional information.
Note 6— Debt
Credit Facilities
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”), which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent to advance loans. The First Amendment to the 2017 Credit Facility added a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the $300.0 million Liquidity (as defined in the First Amendment to the 2017 Credit Facility) covenant (the “Minimum Liquidity Covenant”) not exceed the amount of the Indenture Secured Debt Basket at the time of each borrowing. The maximum aggregate amount of commitments under the 2017 Credit Facility on March 31, 2020 was $1.3 billion with approximately $397.8 million available to borrow. As described below, in April 2020, in relation to the pay down of our indebtedness under the Seller Loans, we borrowed $100.0 million under the 2017 Credit Facility. The First Amendment to the 2017 Credit Facility also replaced the debt to capitalization ratio financial covenant with a Senior Guaranteed Indebtedness to Adjusted EBITDA (each as defined in the First Amendment to the 2017 Credit Facility) ratio financial covenant, as described below.
The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin,

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

which is currently the maximum contractual rate of 4.25%. At March 31, 2020, we had $445.0 million of borrowings outstanding under the 2017 Credit Facility.
At March 31, 2020, we had $5.5 million of letters of credit issued under the 2017 Credit Facility and an additional $11.7 million in letters of credit and surety bonds issued under unsecured bilateral arrangements.
Our 2017 Credit Facility has provisions that vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, which varies depending on our credit ratings. At March 31, 2020, the interest rates in effect under our 2017 Credit Facility were the highest permitted interest rates under that agreement.
2015 Credit Facility
Effective January 2018, in connection with entering into the 2017 Credit Facility, we amended our $300.0 million senior unsecured credit facility that would have matured in January 2020 and was guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC and Noble Holding International Limited (as amended, the “2015 Credit Facility”). On December 20, 2019, we repaid $300.0 million of outstanding borrowings and terminated the 2015 Credit Facility.
Seller Loans
2019 Seller Loan
In February 2019, we purchased the Noble Joe Knight for $83.8 million with a $53.6 million seller-financed secured loan (the “2019 Seller Loan”). The 2019 Seller Loan had a term of four years and required a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2019 Seller Loan bore a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2019 Seller Loan. Based on the terms of the 2019 Seller Loan, the 1.25% paid-in-kind interest rate was accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% was payable in cash. Thereafter, the paid-in-kind interest ended and the cash interest rate of 4.25% was payable for the remainder of the term.
2018 Seller Loan
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “2018 Seller Loan” and, together with the 2019 Seller Loan, the “Seller Loans”). The 2018 Seller Loan had a term of four years and required a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2018 Seller Loan bore a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2018 Seller Loan. Based on the terms of the 2018 Seller Loan, the 1.25% paid-in-kind interest rate was accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% was payable in cash. Thereafter, the paid-in-kind interest ended and the cash interest rate of 4.25% was payable for the remainder of the term.
Both of the Seller Loans were guaranteed by Noble-Cayman and each was secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owned the relevant rig. Each Seller Loan contained a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a $300.0 million minimum liquidity financial covenant and an asset and revenue covenant substantially similar to our Senior Notes due 2026 (the “2026 Notes”), as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan required immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig or circumstances in connection with a material adverse effect.
Upon completion of our financial statements for the quarter ended March 31, 2020, we would have exceeded the debt to total capitalization ratio requirement under the Seller Loans. In April 2020, the Company agreed with the lender under the Seller Loans to pay off 85% of the outstanding principal amount of the Seller Loans in exchange for a discount to the outstanding loan balance. On April 20, 2020, the Company made a payment of $48.1 million under the 2019 Seller Loan and $53.6 million under the 2018 Seller Loan, and, upon the lender’s receipt of such payment, the remaining principal balance under each Seller Loan was reduced to $1.00, interest ceased accruing, and the financial covenants set forth in the agreements relating to the Seller Loans ceased to apply. As a result of such early repayment, we avoided a default under the Seller Loans, and the discount was agreed to prior to any default. As long as certain events specified in the related deed of release do not occur within the 90-day period following the payment date, then the Seller Loans will be terminated, and all security interests will be released. See “Note 15— Subsequent Events” for additional information.

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
Debt Tender Offers, Repayments and Open Market Repurchases
In March 2019, we completed cash tender offers for our Senior Notes due 2020, Senior Notes due 2021, Senior Notes due 2022 and Senior Notes due 2024. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using cash on hand and borrowings under the 2015 Credit Facility. As a result of this transaction, we recognized a net gain of approximately $31.3 million.
Covenants
At March 31, 2020, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant that limits our ratio of Senior Guaranteed Indebtedness to Adjusted EBITDA as of the last day of each fiscal quarter, with such ratio not being permitted to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter (the “Leverage Covenant”), (ii) the Minimum Liquidity Covenant, (iii) a covenant that the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million and a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the Minimum Liquidity Covenant not exceed the amount of the Indenture Secured Debt Basket at the time of each borrowing. The Indenture Secured Debt Basket is fully defined in the credit agreement governing the 2017 Credit Facility but is generally calculated as 15% of CNTA of Noble-Cayman minus other secured debt excluding Permitted Liens such as those connected to the Seller Loans. Commitments under the 2017 Credit Facility total $1.3 billion; however, the maximum availability is currently constrained by the Indenture Secured Debt Basket. In addition, a certain amount of commitments is required to remain unused to satisfy the Minimum Liquidity Covenant. As of March 31, 2020, we had $445.0 million of borrowings and $5.5 million of letters of credit outstanding under the 2017 Credit Facility, and we would have been able to borrow a maximum of an additional approximately $397.8 million thereunder. In April 2020, in relation to the pay down of our indebtedness under the Seller Loans, we borrowed $100.0 million under the 2017 Credit Facility. As a result, as of April 23, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility, and we would have been able to borrow a maximum of an additional approximately $297.8 million.
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
In addition to the covenants from the 2017 Credit Facility and the 2026 Notes described above and the covenants from the Seller Loans described under “—Seller Loans” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture,

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
We continually monitor compliance with the covenants under our 2017 Credit Facility and our senior notes. The negative impact on our financial condition of the oversupply of oil, and the substantial decline in demand for oil as a result of COVID-19 and related mitigation steps, raises significant uncertainty as to whether we can remain in compliance throughout 2020. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, would result in the acceleration of all our debt, which would result in substantial doubt about our ability to continue as a going concern.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
4.90% Senior Notes due August 2020	$62,518	$41,787	$62,505	$60,660
4.625% Senior Notes due March 2021	79,871	38,236	79,854	64,262
3.95% Senior Notes due March 2022	21,184	8,503	21,181	12,170
7.75% Senior Notes due January 2024	390,178	45,821	389,800	211,035
7.95% Senior Notes due April 2025	447,080	45,734	446,962	228,515
7.875% Senior Notes due February 2026	739,711	200,978	739,371	546,353
6.20% Senior Notes due August 2040	390,544	31,657	390,526	149,134
6.05% Senior Notes due March 2041	389,840	21,848	389,809	142,646
5.25% Senior Notes due March 2042	478,155	24,017	478,122	176,265
8.95% Senior Notes due April 2045	390,787	25,580	390,763	164,664
Seller loans:
Seller-financed secured loan due September 2022	62,488	24,487	62,453	36,968
Seller-financed secured loan due February 2023	56,081	15,264	55,658	31,175
Credit facility:
2017 Credit Facility matures January 2023	445,000	445,000	335,000	335,000
Total debt	3,953,437	968,912	3,842,004	2,158,847
Less: Current maturities of long-term debt	(260,958)	(119,774)	(62,505)	(60,660)
Long-term debt	$3,692,479	$849,138	$3,779,499	$2,098,187

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three months ended March 31, 2020 and 2019. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2018	$(39,058)	$(18,014)	$(57,072)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	508	508
Amounts reclassified from AOCI	550	—	550
Net other comprehensive income	550	508	1,058
Balance at March 31, 2019	$(38,508)	$(17,506)	$(56,014)

Balance at December 31, 2019	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(2,136)	(2,136)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(2,136)	(1,568)
Balance at March 31, 2020	$(40,067)	$(19,890)	$(59,957)

(1)
Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense)”. See “Note 11— Employee Benefit Plans” for additional information.

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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31, 2020	December 31, 2019
Current contract assets	$17,085	$21,292
Noncurrent contract assets	7,494	9,508
Total contract assets	24,579	30,800

Current contract liabilities (deferred revenue)	(42,535)	(34,196)
Noncurrent contract liabilities (deferred revenue)	(26,171)	(30,859)
Total contract liabilities	$(68,706)	$(65,055)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2020 and 2019 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2018	$47,664	$(80,753)

Amortization of deferred costs	(8,775)	—
Additions to deferred costs	373	—
Amortization of deferred revenue	—	9,355
Additions to deferred revenue	—	(866)
Total	(8,402)	8,489

Net balance at March 31, 2019	$39,262	$(72,264)

Net balance at December 31, 2019	$30,800	$(65,055)

Amortization of deferred costs	(8,799)	—
Additions to deferred costs	2,578	—
Amortization of deferred revenue	—	15,828
Additions to deferred revenue	—	(19,479)
Total	(6,221)	(3,651)

Net balance at March 31, 2020	$24,579	$(68,706)

Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, as of March 31, 2020:

	For the Years Ended December 31,
	2020 (1)	2021	2022	2023	2024 and beyond	Total
Floaters	$23,912	$11,210	$7,853	$3,546	$—	$46,521
Jackups	13,217	7,227	1,741	—	—	22,185
Total	$37,129	$18,437	$9,594	$3,546	$—	$68,706

(1) Represents a nine-month period beginning April 1, 2020.
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended March 31,
	2020	2019
Floaters	$125,336	$153,154
Jackups	142,028	117,347
Total	$267,364	$270,501

Note 9— Loss on Impairment
Asset Impairments
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the first quarter of 2020 and in light of the rapid and unexpected decline in demand for our services resulting from the global COVID-19 pandemic, the steep decline in the demand for oil and the substantial surplus in the supply of oil, we conducted a review of our fleet to determine recoverability. The review included an assessment of certain assumptions, including future marketability of each unit in light of the current market conditions and its current technical specifications. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
Based upon our impairment analysis, we impaired the carrying value to their corresponding estimated fair values for the Noble Bully I, Noble Bully II, Noble Danny Adkins and Noble Jim Day. For our impaired units, we estimated the fair value of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. If we experience prolonged unfavorable changes to current market conditions, reactivation costs or dayrates, if we are unable to secure new or extended contracts for our active rigs at favorable rates, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values. During the three months ended March 31, 2020, we recognized approximately $1.1 billion in impairment charges related to the Noble Bully I, Noble Bully II, Noble Danny Adkins and Noble Jim Day, and $5.5 million of impairment charges related to certain capital spare equipment. The impact of the current global economic turmoil continues to evolve and its duration and ultimate disruption to our customers’ and our business cannot be estimated at this time. Should such disruption continue, weaker economic conditions generally could result in further impairments, During the three months ended March 31, 2019, we recognized no impairment charges on our fleet.
Note 10— Income Taxes
At March 31, 2020, the reserves for uncertain tax positions totaled $147.3 million (net of related tax benefits of $0.4 million). At December 31, 2019, the reserves for uncertain tax positions totaled $159.7 million (net of related tax benefits of $0.4 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation. We estimate the potential changes could range from $80.0 million to $100.0 million.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 net operating losses (“NOL”), accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with ASC Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, which we expect to receive within the next 12 months, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization.
At March 31, 2020, our income tax provision included a tax benefit of $4.6 million related to a non-US reserve release following a statute expiration and a non-cash item deferred tax benefit of $95.6 million related to the impairment of two rigs and certain capital spares.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

At March 31, 2020, we recorded a non-US reserve release of $22.2 million and an $11.8 million US reserve increase. Each of these items resulted in no profit and loss impact and were recorded as balance sheet reclassifications.
In light of the negative impact that the COVID-19 pandemic and production level disagreements among OPEC+ nations have had on our business and results of operations, we disclosed substantial doubt about the Company’s ability to continue as a going concern. As such, we re-evaluated assumptions we previously made with respect to the realization of our deferred tax assets and our ability to assert permanent reinvestment of the earnings and outside book/tax basis differences in our subsidiaries. We determined that no changes to our existing assumptions and assertions are warranted in the current period but we will continue to monitor such assumptions and assertions in subsequent quarters to determine whether or not changes to the tax provision are warranted.
Note 11— Employee Benefit Plans
Pension costs include the following components for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Non-US	US	Non-US	US
Interest cost	$433	$1,892	$445	$2,178
Return on plan assets	(499)	(2,919)	(634)	(2,578)
Recognized net actuarial loss	3	716	3	692
Net pension benefit cost (gain)	$(63)	$(311)	$(186)	$292
During the three months ended March 31, 2020 and 2019, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three months ended March 31, 2020 and 2019.
Note 12— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$8,984	$8,984	$—	$—

	December 31, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$10,433	$10,433	$—	$—

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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 13— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries seeking damages for patent infringement in a Texas federal court. The suit claims that five of our newbuild rigs that operated in the US Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling, and Transocean is seeking royalties of a $10.0 million fee and a five percent license fee for the pertinent period of operation for each vessel and damages for the breach of contract. We were aware of the patents when we constructed the rigs. The patents are now expired in the United States and most other countries. While there is inherent risk in litigation, we do not believe that our rigs infringe the Transocean patents. In February 2019, Transocean also added another claim alleging that we breached a 2007 settlement agreement that we entered into with Transocean relating to patent claims in respect of another Noble rig. We also do not believe there has been any breach of the 2007 settlement agreement. The litigation continues, and a trial date has been set for August 2020. We continue to defend ourselves vigorously against this claim.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy, and the litigation trust filed an amended complaint in October 2019. The amended complaint alleges claims of actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The litigation trust is seeking damages of (i) approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, (ii) an additional approximately $935 million relating to the transfer of intercompany receivables and notes from a Paragon subsidiary to a Noble subsidiary prior to the Spin-off (bringing the total claimed damages to approximately $2.6 billion), and (iii) unspecified amounts in respect of the claims against the officer and director defendants all of whom have indemnification agreements with us. A trial date has been set for September 2020.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the uncertainty and risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigating the claims. As such, the Company’s current estimated loss related to the final disposition of this matter is $100.0 million, which the Company recorded as a general and administrative expense for the year ended December 31, 2019 and is reflected as a current liability as of March 31, 2020. As pre-trial matters progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at March 31, 2020, could have a material adverse effect on our business, financial condition and results of operations, including impeding our ability to meet ongoing financial obligations or to continue as a going concern. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off, we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. However, we intend to pursue coverage should the litigation be concluded adversely to us or should we settle. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
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
Tax matters
During the third quarter of 2017, the Internal Revenue Service (“IRS”) initiated its examination of our 2012, 2013, 2014 and 2015 tax returns. In October 2019, we received a notice that the IRS added our 2016 and 2017 tax returns to its examination. We believe that we have accurately reported all amounts in our 2012, 2013, 2014, 2015, 2016 and 2017 tax returns.
Audit claims of approximately $60.5 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2005 and 2007 and in Australia related to tax years 2013 to 2016. We intend to vigorously defend our reported positions and believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements.
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
Other contingencies
We have entered into agreements with certain of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble-UK (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our restricted cash balance as of both March 31, 2020 and December 31, 2019 consisted of $1.3 million and is included in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Accounts receivable	$(10,152)	$(11,007)	$(10,152)	$(11,007)
Other current assets	15,164	17,097	14,667	16,803
Other assets	2,235	3,700	2,807	4,506
Accounts payable	(9,001)	(1,867)	(9,194)	(1,676)
Other current liabilities	(36,097)	(59,685)	(36,128)	(59,544)
Other liabilities	(8,706)	(6,455)	(13,328)	(6,455)
Total net change in assets and liabilities	$(46,557)	$(58,217)	$(51,328)	$(57,373)

Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2020 and December 31, 2019 were $24.7 million and $36.0 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2019 and December 31, 2018 were $38.5 million and $52.1 million, respectively.
In February 2019, we entered into the $53.6 million 2019 Seller Loan to finance a portion of the purchase price for the Noble Joe Knight. See “Note 6— Debt” for additional information.

Note 15— Subsequent Events

Upon completion of our financial statements for the quarter ended March 31, 2020, we would have exceeded the debt to total capitalization ratio requirement under the Seller Loans. In April 2020, the Company agreed with the lender under the Seller Loans to pay off 85% of the outstanding principal amount of the Seller Loans in exchange for a discount to the outstanding loan balance. On April 20, 2020, the Company made a payment of $48.1 million under the 2019 Seller Loan and $53.6 million under the 2018 Seller Loan, and, upon the lender’s receipt of such payment, the remaining principal balance under each Seller Loan was reduced to $1.00, interest ceased accruing, and the financial covenants set forth in the agreements relating to the Seller Loans ceased to apply. As a result of such early repayment, we avoided a default under the Seller Loans, and the discount was agreed to prior to any default. As long as certain events specified in the related deed of release do not occur within the 90-day period following the payment date, then the Seller Loans will be terminated, and all security interests will be released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2020, and our results of operations for the three months ended March 31, 2020 and 2019. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the effect, impact, potential duration and other implications of the global novel strain of coronavirus (“COVID-19”) pandemic and the dispute over production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), such as Saudi Arabia and Russia, and any expectations we may have with respect thereto, and those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under our 2017 Credit Facility (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of the Paragon Offshore litigation or any other dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report, or in the documents incorporated by reference, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to the effects of public health threats, pandemics and epidemics, such as the recent outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by, or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the US, actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the US Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups strategically deployed worldwide in both ultra-deepwater and shallow water locations. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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

Impact of COVID-19 on Our Business
In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China and rapidly spread globally. On January 30, 2020, the World Health Organization (the “WHO”) declared COVID-19 to be a public health emergency of international concern. In response, the Company, which supports essential infrastructure in the energy industry, activated an internal response team pursuant to its crisis management and business continuity plan to monitor and, to the extent practicable, coordinate the mitigation of the possible adverse impact to our operations and results of operations caused by the potential effects of the COVID-19 pandemic, including but not limited to public health threats, quarantine of personnel, the inability or unwillingness of personnel to access our offices or rigs, travel restrictions, operational problems or reduction in the demand for drilling services. Through the internal response team, we developed and implemented a COVID-19-specific supplement to its crisis management and business continuity plan in advance of the March 11, 2020 declaration by the WHO elevating the status of the COVID-19 outbreak to a pandemic.
In consideration of the potential negative impact of COVID-19 on our employees, customers, suppliers and the communities in which we operate, as well as human rights concerns that may exist in the areas in which we operate, we have taken, and will continue to take, appropriate steps to monitor, identify and manage risks and prioritize the health, well-being and privacy of our employees. Throughout the pandemic, we have continued operations in support of essential infrastructure in the energy industry while carefully ensuring worker safety and have maintained our offshore rig crews for continued operation of our rigs by implementing mitigating steps, such as extending crew schedules to offset travel delays due to limitations or restrictions, implementing quarantine measures in advance of persons boarding our rigs to prevent the spread of COVID-19 on board and enhancing crew health monitoring and response measures to prevent an outbreak on board any of our rigs. We have also continued the business of our shore-side offices and operation of our facilities by implementing mitigating steps, such as equipping and directing most of our office employees to conduct business from home, reviewing our financial controls to ensure the effectiveness of our internal controls environment, reviewing our technology infrastructure controls to offset changes in cyber security-related risks associated with the increased number of employees conducting business from home and implementing staggered rotational schedules for facility employees to reduce the number of persons on site and maximize the physical distance between individuals. In addition, we have increased internal contingency planning, protective measures and employee communications and reinforced our employee wellness programs with all offshore and shore-side employees to mitigate the potential impact on employees both personally and professionally. However, as the duration of the pandemic is unknown, as its severity continues to wax and wane in our communities and around the world and as countries where we operate continue to apply and adjust pandemic-related measures in an effort to control the spread of COVID-19, our operations may be impacted in numerous ways, including affecting the ability of personnel to access our rigs. Additionally, our operations are dependent upon various entities, including our customer’s personnel, other service providers and suppliers, and our business may be adversely impacted to a degree that cannot be predicted at this time if such entities are unable to provide necessary resources. We have been notified by some of these entities that, due to their respective internal challenges directly associated with the pandemic, we could experience near-term delays; however, we cannot predict at this time whether these delays could have a significant adverse effect to our operations.
CARES Act
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 net operating losses (“NOL”), accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with ASC Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, which we expect to receive within the next 12 months, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization.
Outlook
Liquidity Concerns and Actions to Address Liquidity Needs; Going Concern

The offshore drilling industry experienced a significant expansion from the early 2000s to the mid-2010s, during which time the Company constructed or rebuilt each rig in our current fleet and incurred a substantial amount of debt in connection therewith. Since that time, the industry has experienced a significant sustained reduction in oil prices and a substantial increase in offshore rig supply, which have led to an industry-wide supply and demand imbalance and an extremely challenging environment. During such period of supply and demand imbalance, we had to accept contracts with dayrates and terms that were lower than anticipated when these capital projects and the associated debt were incurred. The Company has incurred significant losses since 2016 and significant impairment losses since 2014. The challenging environment experienced through 2019 has been further exacerbated by the COVID-19 pandemic and production level disagreements that developed among OPEC+ members in the beginning of 2020.
The Company entered into 2020 cautiously optimistic with the prospects for the offshore drilling market continuing to improve, supported by improving dayrates and increased offshore spending and activity. We were focused on opportunities to manage liquidity, extend our financial runway, and reduce debt as we sought to navigate the extended market downturn and improve our balance sheet. While the Company still faced meaningful challenges, particularly with respect to liquidity and the aggregate amount of debt, there were various opportunities available to us to address these issues over time. Unfortunately, since then, the combined effects of the global COVID-19 pandemic, the steep decline in the demand for oil and the substantial surplus in the supply of oil have resulted in significantly reduced global economic activity and uncertainty, as discussed below.
The development of COVID-19 into a pandemic, the actions taken to mitigate the spread of COVID-19 by governmental authorities around the world and the risk of infection have altered, and are expected to continue to alter policies of governments and companies and behaviors of customers around the world in ways that we anticipate will have a significant negative effect on oil consumption, such as government-imposed or voluntary social distancing and quarantining, reduced travel, and remote work policies. At the start of the COVID-19 pandemic and related mitigation efforts, disagreements developed within OPEC+, and Saudi Arabia and Russia initiated efforts to aggressively increase oil production, thereby increasing inventory levels even further. The convergence of these events resulted in an unprecedented steep decline in the demand for oil and a substantial surplus in the supply of oil. Although OPEC+ agreed in April 2020 to reduce production, the continued decreased demand for crude oil and historically low oil prices are expected to continue for the foreseeable future. Such challenging conditions had, and are expected to continue to have, a severe impact on our business, operations and financial condition in various respects, including substantially reducing demand for our services. These unprecedented recent events have impacted our current and expected liquidity position in several meaningful ways since December 31, 2019 as set forth below.

•	Higher than previously anticipated free cash flow deficits over the next twelve months.

•	Reduced availability under our 2017 Credit Facility, primarily driven by:

◦
The impact of the $1.1 billion in impairment losses incurred in the three months ended March 31, 2020 on the borrowing availability as calculated under the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility (as defined herein)). See “Note 9— Loss on Impairment” to our condensed consolidated financial statements for additional information.

◦	The impact of the expected reduction in Adjusted EBITDA (as defined herein) over the next twelve months on the borrowing availability as calculated under the Leverage Covenant (as defined herein).

•
Increased borrowings under the 2017 Credit Facility primarily due to the early repayment of the Seller Loans (as defined herein) in April 2020. As a result of such early repayment, we avoided a default under the Seller Loans, as the impairment losses referred to above caused us to exceed the maximum debt to total capitalization ratio set forth in the Seller Loans at March 31, 2020.

•	Significantly reduced access to sources of new capital.

The impairment losses incurred since the First Amendment to the 2017 Credit Facility have led to a meaningful reduction in Consolidated Net Tangible Assets (“CNTA”) and consequently constrained our ability to access the full commitments under our 2017 Credit Facility. Commitments under our 2017 Credit Facility total $1.3 billion; however, the maximum availability is also currently limited by the Indenture Secured Debt Basket at approximately $1.05 billion. In addition, a certain amount of commitments is required to remain unused to satisfy the Minimum Liquidity Covenant (as defined herein). At April 23, 2020 and after using borrowings under our 2017 Credit Facility to repay the Seller Loans, we had $545.0 million of borrowings outstanding and could borrow up to an additional $297.8 million under our 2017 Credit Facility. Due to the current economic uncertainty and resulting impact on drilling activity, we anticipate even greater than previously expected continued losses and negative cash flow over the next twelve months. Unless we are able to access alternative financing in the current market or obtain a waiver from lenders of certain covenants under, or amendment to, our 2017 Credit Facility, we are forecasted to use all of the availability under our 2017 Credit Facility and breach the Minimum Liquidity Covenant by the end of 2020. See “Note 6— Debt” to our condensed consolidated financial statements, for additional information.
Based on our evaluation of the circumstances described above, substantial doubt exists about our ability to continue as a going concern.

We are actively pursuing a variety of transactions and cost-cutting measures, including, but not limited to, reductions in corporate discretionary expenditures, potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, a potential waiver from lenders under, or amendment to, our 2017 Credit Facility, further reductions in capital expenditures and increased focus on operational efficiencies. However, the prospects of successfully obtaining sufficient liquidity to meet near-term debt obligations through these efforts are highly challenging, particularly in the current environment. Consequently, we cannot predict the extent to which any of these measures will be successful, if at all. If we are not successful in achieving these results outside of a court process, there is substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 of the US Bankruptcy Code.
In light of the foregoing, the unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern

Results and Strategy
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
Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components capable of executing our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency. A total of 17 of our drilling rigs have been delivered since 2011 following their construction primarily in quality shipyards located in Korea and Singapore. The last of our new rig additions was delivered in July 2016, and no further newbuild rig construction is in process. We retired or sold 13 drilling rigs since late 2014, due in part to advanced service lives, high cost of operation and limited customer appeal. Current market conditions could lead to us stacking or retiring additional rigs.
Although we are prioritizing capital preservation and liquidity based on the challenging market conditions, from time to time we will also continue to evaluate opportunities to enhance our fleet of floating and jackup rigs, particularly focusing on higher specification rigs, to execute the increasingly complex drilling programs required by our customers.
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

We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the uncertainty and risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigating the claims. As such, the Company’s current estimated loss related to final disposition of this matter is $100.0 million, which the Company recorded as a general and administrative expense for the year ended December 31, 2019 and is reflected as a current liability as of March 31, 2020. As pre-trial matters progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at March 31, 2020, could have a material adverse effect on our business, financial condition and results of operations, including impeding our ability to meet ongoing financial obligations or to continue as a going concern. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.
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
Guarantees of Registered Securities
Noble Holding International Limited (“NHIL”) is a finance subsidiary of Noble-Cayman and has issued the following registered securities: Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021 (the “2021 Notes”), Senior Notes due 2022 (the “2022 Notes”), Senior Notes due 2024 (the “2024 Notes”), Senior Notes due 2025 (the “2025 Notes”), Senior Notes due 2040, Senior Notes due 2041, Senior Notes due 2042 and the Senior Notes due 2045 (the “2045 Notes”). Noble-Cayman has fully and unconditionally guaranteed these registered securities and no other subsidiary of Noble-Cayman guarantees these registered securities. Due to this fact pattern, separate financial information about NHIL and Noble-Cayman will not be disclosed.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of March 31, 2020, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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
The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2020 (1)	2021	2022	2023	2024
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,024,572	$319,306	$354,877	$218,424	$131,965	$—
Jackups	499,244	254,194	174,965	70,085	—	—
Total (4)	$1,523,816	$573,500	$529,842	$288,509	$131,965	$—
Percent of Available Days Committed (5)
Floaters		48%	37%	21%	14%	—%
Jackups		55%	35%	15%	—%	—%
Total		51%	36%	18%	7%	—%

(1)	Represents a nine-month period beginning April 1, 2020.

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

(3)
As previously announced, Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Concurrent with signing the CEA, ExxonMobil awarded three and a half years of term to be added at the conclusion of the Noble Tom Madden’s current contract commitment (three years) and the Noble Bob Douglas’s current contract commitment (six months). In addition, a one-year primary term contract was awarded to the Noble Sam Croft, which will be added to the CEA. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the prevailing market rate, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. The aforementioned additional backlog was estimated using an illustrative dayrate of $185,000 and discount, net of performance bonus, of 5%.

Subsequent to March 31, 2020, the one-year primary term contract for the Noble Sam Croft was transferred to the Noble Don Taylor and the adjustment to the timing of the backlog is not reflected above.

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

The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the impact of the COVID-19 pandemic and related mitigation efforts on the demand for oil, current oversupply of oil, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2019.
As of March 31, 2020, Shell, ExxonMobil and Saudi Arabian Oil Company represented approximately 37.8 percent, 29.5 percent and 23.8 percent of our backlog, respectively.
Results of Operations

For the Three Months Ended March 31, 2020 and 2019
Net loss from continuing operations attributable to Noble-UK for the three months ended March 31, 2020 was $1.1 billion, or $4.25 per diluted share, on operating revenues of $281.3 million, compared to net loss from continuing operations for the three months ended March 31, 2019 of $67.1 million, or $0.27 per diluted share, on operating revenues of $282.9 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between March 31, 2020 and March 31, 2019, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the three months ended March 31, 2020 and 2019, Noble-Cayman’s operating losses were $12.0 million and $10.1 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration and other costs directly attributable to Noble-UK for operations support and stewardship-related services.

Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The COVID-19 pandemic and related mitigation efforts, coupled with production level disagreements among OPEC+ members and increased production by Saudi Arabia and Russia, have had, and are expected to continue to have, a material negative impact on our business and results of operation. See “Outlook.” These conditions had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, resulting in contract terminations and customers seeking to re-negotiate contracts to secure price reductions. Our ability to timely collect receivables from customers may also be adversely affected. In addition, we are under pressure to reduce dayrates on existing contracts and idle or suspend existing operations, and market dayrates for new contracts will be lower compared to the end of 2019. Additionally, restrictions on travel have resulted in delays in moving personnel, materials and equipment of our own and of our customers and suppliers, to and from our drilling rigs, which increases rig downtime and may result in decreases in or loss of dayrates. The occurrence of any such events with respect to our customers, contracts or suppliers will reduce our contract backlog, average dayrates and rig utilization. The extent of such impact will depend on future developments, which we cannot predict at this time.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	2020	2019	% Change	2020	2019	% Change
Jackups	94%	93%	1,082	923	17%	$131,253	$127,150	3%
Floaters	58%	60%	637	647	(2)%	196,759	236,715	(17)%
Total	77%	76%	1,719	1,570	9%	$155,526	$172,305	(10)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	Information reflects the number of days that our rigs were operating under contract.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Operating revenues:
Contract drilling services	$267,364	$270,501	$(3,137)	(1)%
Reimbursables and other (1)	13,947	12,387	1,560	13%
	281,311	282,888	(1,577)	(1)%
Operating costs and expenses:
Contract drilling services	161,145	171,728	(10,583)	(6)%
Reimbursables (1)	11,684	9,395	2,289	24%
Depreciation and amortization	101,108	106,086	(4,978)	(5)%
General and administrative	17,839	15,999	1,840	12%
Loss on impairments	1,119,517	—	1,119,517	**
	1,411,293	303,208	1,108,085	365%
Operating income (loss)	$(1,129,982)	$(20,320)	$(1,109,662)	5,461%

(1)	Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
**    Not a meaningful percentage.
Operating Revenues. The $3.1 million decrease in contract drilling services revenues for the three months ended March 31, 2020 as compared to the same period of 2019 was composed of a $6.5 million decrease from lower dayrates partially offset by a $3.4 million increase due to an increased number of operating days. The revenue decrease was due to a $27.8 million decrease in floater fleet revenues offset by a $24.7 million increase in jackup fleet revenues.
The $27.8 million revenue decrease in our floater fleet for the three months ended March 31, 2020 is attributable to a $15.4 million decline due to reductions in dayrates and a $12.4 million decrease attributable to fewer operating days in the current period. The net reduction in dayrates was primarily due to a $32.0 million decrease as the legacy contract for the Noble Don Taylor and the legacy assignment for the Noble Globetrotter I were completed in early 2019, partially offset by approximately $16.7 million increase attributable to new higher rate contracts, including utilization of the Company-owned managed pressure drilling system. These revenue decreases due to changes in dayrates were further deepened by fewer operating days on the Noble Bully II as it completed its contract in late 2019. This decrease was partially offset by additional operating days related to the return to service of the Noble Sam Croft following its reactivation near the end of the three months ended March 31, 2019.
The $24.7 million revenue increase in our jackup fleet for the three months ended March 31, 2020 is attributable primarily to a $22.5 million increase in revenues due to the Noble Tom Prosser returning to service and the Noble Joe Knight and the Noble Johnny Whitstine being placed into service for the first time subsequent to the first quarter of 2019. Additionally, a $9.0 million net increase in revenues was associated primarily with higher dayrates on various rigs. These increases were partially offset by a $6.8 million decrease due to fewer operating days, mainly due to the Noble Joe Beall being retired in the first quarter of 2020 as well as fewer operating days for the Noble Regina Allen as the rig prepared for its contract, which commenced in February 2020.
Operating Costs and Expenses. Contract drilling services costs decreased $10.6 million for the three months ended March 31, 2020 as compared to the same period of 2019. The primary cost decreases were due to: (i) an $11.7 million decrease due to lower repair and maintenance activity and fuel expense across our active fleet in 2020 compared to 2019, (ii) the Noble Sam Croft and Noble Tom Prosser having higher costs in preparation of new contracts that commenced towards the end of the first quarter of 2019 when compared to 2020, resulting in a decrease of $3.4 million. These decreases were partially offset by a $5.2 million increase in expenses due to the Noble Johnny Whitstine and the Noble Joe Knight commencing operations after the first quarter in April 2019 and September 2019, respectively.
Depreciation and amortization decreased $5.0 million for the three months ended March 31, 2020 as compared to the same period of 2019. The decline was primarily due to the effect of rig impairments recorded during both the third and fourth quarters of 2019.

Loss on Impairments. We recorded a loss on impairment of $1.1 billion for the three months ended March 31, 2020. We evaluate our property and equipment for impairment whenever there are changes in facts that suggest the value of the asset is not recoverable. Based upon our impairment analysis, we impaired the carrying value to estimated fair value for the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day and certain capital spare equipment. For additional information, see “Note 9— Loss on Impairment” to our condensed consolidated financial statements. There were no impairments recorded during the three months ended March 31, 2019.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses increased $1.8 million during the three months ended March 31, 2020 as compared to the same period of 2019, primarily as a result of an increase in legal and consulting fees, partially offset by a decrease in employee-related costs.
Interest Expense. Interest expense increased $0.6 million during the three months ended March 31, 2020 as compared to the same period of 2019. This increase was primarily due to various borrowings under our 2017 Credit Facility and the absence of capitalized interest due to the Noble Johnny Whitstine and the Noble Joe Knight being placed into service in mid to late 2019. This increase was offset by the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases in 2019, as well as the retirement of our 2015 Credit Facility in December 2019. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit increased by $145.9 million for the three months ended March 31, 2020 as compared to the same period of 2019. Excluding the tax effect from the gain and loss on debt extinguishment of $6.6 million for the same period of 2019, and the tax effect from asset impairment of $95.6 million, the tax impact of the application of the CARES Act of $42.6 million and a non-US reserve release due to statute expiration of $4.6 million for the current period, our income tax benefit decreased by $3.5 million. This decrease is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources

COVID-19 and Market Conditions
The COVID-19 pandemic and related mitigation efforts, coupled with production level disagreements among OPEC+ members, have had, and are expected to continue to have, a material negative impact on our business and results of operation. See “Outlook”. Such conditions had, and are expected to continue to have, a substantially adverse impact on our ability to generate cash flows from operations, access capital markets on acceptable terms or at all and our future ability to borrow under our 2017 Credit Facility. In addition, the effects of such global events have negatively impacted our liquidity and required us to review our allocation or sources of capital, implement cost reduction measures and change our financial strategy.
CARES Act
On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 net operating losses, accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with ASC Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, which we expect to receive within the next 12 months, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization.
Overview
Net cash used in operating activities was $0.8 million for the three months ended March 31, 2020 as compared to $40.8 million for the three months ended March 31, 2019. The decrease in net cash used in operating activities in the current period was primarily attributable to recognizing a net loss in the current period. We had negative working capital of $38.3 million at March 31, 2020 and $94.8 million at December 31, 2019.
Net cash used in investing activities for the three months ended March 31, 2020 was $36.5 million as compared to $88.9 million for the three months ended March 31, 2019. The variance primarily relates to the purchase of the Noble Joe Knight and the preparation of the Noble Johnny Whitstine to commence operations for its contract in the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was $108.6 million and net cash used in financing activities was $57.9 million for the three months ended March 31, 2019. The variance primarily relates to higher borrowings of $110.0 million in the current period as compared to net repayments of $50.0 million in the three months ended March 31, 2019.
In March 2019, we completed cash tender offers for the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2024 Notes. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using borrowings under the 2015 Credit Facility (as defined herein) and cash on hand.
Our principal sources of capital in the current period were cash generated from operating activities and funding from our 2017 Credit Facility. Cash on hand during the current period was primarily used for the following:

•	normal recurring operating expenses; and

•	capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:

•	normal recurring operating expenses;

•	planned and discretionary capital expenditures; and

•	repayments of debt and interest.
There is substantial uncertainty as to whether we will be able to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our 2017 Credit Facility and potential issuances of equity or long-term debt. To adequately cover our expected cash flow needs, we may require capital in excess of the amount available from these sources, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary. However, there is substantial risk that additional financing sources will not be available to us, or not available on reasonable terms, which would further materially adversely affect our financial condition, results of operations, growth and future prospects.
Capital Expenditures
Capital expenditures totaled $25.1 million and $136.8 million for the three months ended March 31, 2020 and 2019, respectively. Capital expenditures during the first three months of 2020 consisted of the following:

•	$12.0 million for sustaining capital;

•	$5.1 million in major projects, including subsea and other related projects; and

•	$8.0 million for rebillable capital and contract modifications.
With recent market events, we have revised our total capital expenditure estimate for 2020, which is now expected to range between $165.0 million and $175.0 million, of which we anticipate between $50 million to $60 million will be reimbursed by our customers.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed plan include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, changes in governmental regulations and requirements, possible refurbishment and reactivation of rigs and changes in design criteria or specifications during repair or construction.
Share Capital
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends on issued share capital may be paid only out of Noble-UK’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Noble-UK is not permitted to pay dividends out of share capital, which includes share premium. Noble has not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors; however, at this time, we do not expect to pay any dividends in the foreseeable future.
At our 2019 Annual General Meeting, shareholders authorized our Board of Directors to increase share capital through the issuance of up to approximately 83.1 million ordinary shares (at current nominal value of $0.01 per share). The authority to allot shares will expire at the end of our 2020 Annual General Meeting unless we seek an extension from shareholders at that time. Other than shares issued to our directors under our Noble Corporation plc 2017 Director Omnibus Plan, the authority was not used to allot shares during the three months ended March 31, 2020.

Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the three months ended March 31, 2020, we did not repurchase any of our shares.
Credit Facilities
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”), which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019. Borrowings under the 2017 Credit Facility are subject to certain conditions precedent to advance loans. The First Amendment to the 2017 Credit Facility added a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the $300.0 million Liquidity (as defined in the First Amendment to the 2017 Credit Facility) covenant (the “Minimum Liquidity Covenant”) not exceed the amount of the Indenture Secured Debt Basket at the time of each borrowing. The maximum aggregate amount of commitments under the 2017 Credit Facility on March 31, 2020 was $1.3 billion with approximately $397.8 million available to borrow. As described below, in April 2020, in relation to the pay down of our indebtedness under the Seller Loans, we borrowed $100.0 million under the 2017 Credit Facility. The First Amendment to the 2017 Credit Facility also replaced the debt to capitalization ratio financial covenant with a Senior Guaranteed Indebtedness to Adjusted EBITDA (each as defined in the First Amendment to the 2017 Credit Facility) ratio financial covenant, as described below.
The 2017 Credit Facility will mature in January 2023. Borrowings may be used for working capital and other general corporate purposes. The 2017 Credit Facility provides for a letter of credit sub-facility currently in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At March 31, 2020, we had $445.0 million of borrowings outstanding under the 2017 Credit Facility.
At March 31, 2020, we had $5.5 million of letters of credit issued under the 2017 Credit Facility and an additional $11.7 million in letters of credit and surety bonds issued under unsecured bilateral arrangements.
Our 2017 Credit Facility has provisions that vary the applicable interest rates for borrowings based upon our debt ratings. We also pay a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, which varies depending on our credit ratings. At March 31, 2020, the interest rates in effect under our 2017 Credit Facility were the highest permitted interest rates under that agreement.
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
2015 Credit Facility
Effective January 2018, in connection with entering into the 2017 Credit Facility, we amended our $300.0 million senior unsecured credit facility that would have matured in January 2020 and was guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC and NHIL (as amended, the “2015 Credit Facility”). On December 20, 2019, we repaid $300.0 million of outstanding borrowings and terminated the 2015 Credit Facility.
Seller Loans
2019 Seller Loan
In February 2019, we purchased the Noble Joe Knight for $83.8 million with a $53.6 million seller-financed secured loan (the “2019 Seller Loan”). The 2019 Seller Loan had a term of four years and required a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2019 Seller Loan bore a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2019 Seller Loan. Based on the terms of the 2019 Seller Loan, the 1.25% paid-in-kind interest rate was accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% was payable in cash. Thereafter, the paid-in-kind interest ended and the cash interest rate of 4.25% was payable for the remainder of the term.
2018 Seller Loan
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “2018 Seller Loan” and, together with the 2019 Seller Loan, the “Seller Loans”). The 2018 Seller Loan had a term of four years and required a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2018 Seller Loan bore a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2018 Seller Loan. Based on the terms of the 2018 Seller Loan, the 1.25% paid-in-kind interest rate was accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% was payable in cash. Thereafter, the paid-in-kind interest ended and the cash interest rate of 4.25% was payable for the remainder of the term.
Both of the Seller Loans were guaranteed by Noble-Cayman and each was secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owned the relevant rig. Each Seller Loan contained a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a $300.0 million minimum liquidity financial covenant and an asset and revenue covenant substantially similar to our Senior Notes due 2026 (the “2026 Notes”), as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan required immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig or circumstances in connection with a material adverse effect.
Upon completion of our financial statements for the quarter ended March 31, 2020, we would have exceeded the debt to total capitalization ratio requirement under the Seller Loans. In April 2020, the Company agreed with the lender under the Seller Loans to pay off 85% of the outstanding principal amount of the Seller Loans in exchange for a discount to the outstanding loan balance. On April 20, 2020, the Company made a payment of $48.1 million under the 2019 Seller Loan and $53.6 million under the 2018 Seller Loan, and, upon the lender’s receipt of such payment, the remaining principal balance under each Seller Loan was reduced to $1.00, interest ceased accruing, and the financial covenants set forth in the agreements relating to the Seller Loans ceased to apply. As a result of such early repayment, we avoided a default under the Seller Loans, and the discount was agreed to prior to any default. As long as certain events specified in the related deed of release do not occur within the 90-day period following the payment date, then the Seller Loans will be terminated, and all security interests will be released. See “Note 15 - Subsequent Events” to our condensed consolidated financial statements for additional information.
Senior Notes Interest Rate Adjustments
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
Covenants
At March 31, 2020, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant that limits our ratio of Senior Guaranteed Indebtedness to Adjusted EBITDA as of the last day of each fiscal quarter, with such ratio not being permitted to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter (the “Leverage Covenant”), (ii) a minimum Liquidity requirement of $300.0 million (the “Minimum Liquidity Test”), (iii) a covenant that the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). The 2017 Credit Facility also includes restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million and a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the Minimum Liquidity Covenant not exceed the amount of the Indenture Secured Debt Basket at the time of each borrowing. The Indenture Secured Debt Basket is fully defined in the credit agreement governing the 2017 Credit Facility but is generally calculated as 15% of CNTA of Noble-Cayman minus other secured debt excluding Permitted Liens such as those connected to the Seller Loans. Commitments under the 2017 Credit Facility total $1.3 billion; however, the maximum availability is currently constrained by the Indenture Secured Debt Basket. In addition, a certain amount of commitments is required to remain unused to satisfy the Minimum Liquidity Covenant. As of March 31, 2020, we had $445.0 million of borrowings and $5.5 million of letters of credit outstanding under the 2017 Credit Facility, and we would have been able to borrow a maximum of an additional approximately $397.8 million thereunder. In April 2020, in relation to the pay down of our indebtedness under the Seller Loans, we borrowed $100.0 million under the 2017 Credit Facility. As a result, as of April 23, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility, and we would have been able to borrow a maximum of an additional approximately $297.8 million.
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
In addition to the covenants from the 2017 Credit Facility and the 2026 Notes described above and the covenants from the Seller Loans described under “—Seller Loans” above, the indentures governing our outstanding senior unsecured notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
We continually monitor compliance with the covenants under our 2017 Credit Facility and our senior notes. The negative impact on our financial condition of the oversupply of oil, and the substantial decline in demand for oil as a result of COVID-19 and related mitigation steps, raises significant uncertainty as to whether we can remain in compliance throughout 2020. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, would result in the acceleration of all our debt, which would result in substantial doubt about our ability to continue as a going concern.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the 2017 Credit Facility. Interest on borrowings under our 2017 Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At March 31, 2020, we had $445.0 million of borrowings outstanding under the 2017 Credit Facility, plus $5.5 million of letters of credit.
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
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $968.9 million and $2.2 billion at March 31, 2020 and December 31, 2019, respectively. The decrease in the fair value of debt relates to changes in market perceptions of our credit risk, partially offset by draws on our 2017 Credit Facility.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during three months ended March 31, 2020.
Market Risk
We have a US noncontributory defined benefit pension plan that covers certain salaried employees and a US. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified US. plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified US plans when required. The benefit amount that can be covered by the qualified US plans is limited under ERISA and the Internal Revenue Code of 1986. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary US plan. We refer to the qualified US plans and the excess benefit plan collectively as the “US plans.”
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
Item 4. Controls and Procedures
Julie J. Robertson, Chairman, President and Chief Executive Officer (Principal Executive Officer) of Noble-UK, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Barker have concluded that Noble-UK’s disclosure controls and procedures were effective as of March 31, 2020. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Julie J. Robertson, President and Chief Executive Officer (Principal Executive Officer) of Noble-Cayman, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Ms. Robertson and Mr. Barker have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of March 31, 2020. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in Noble-UK’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble-UK.
There were no changes in Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble-Cayman.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 13— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and the other information presented in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected; however, the potential effects of the recent outbreak of COVID-19 discussed below could potentially also impact most of those risks.
The recent outbreak of COVID-19 has had, and will likely continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers.
The COVID-19 pandemic and related mitigation efforts have had, and are expected to continue to have, a material negative impact on our business and results of operation and disruption to the operations of our business partners, suppliers and customers.
Governmental authorities around the world have taken various actions to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Individuals and entities are implementing measures in response to the governmental actions, as well as changes in personal behaviors, such as companies requiring employees to work remotely, suspending all non-essential travel worldwide for employees, discouraging employee attendance at in-person work-related meetings, and individuals voluntarily social distancing and self-quarantining.
We have taken similar precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees are currently still able to work on site and on our rigs. However, we have taken various precautionary measures with respect to such operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before they are permitted to travel to the work site or rig, quarantining any operational employees on a rig who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected) and imposing social distancing requirements in various areas of the rig, such as in the dining hall and sleeping quarters. We are also actively assessing and planning for various operational contingencies; however, we cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing an outbreak of COVID-19 on one or more of our rigs. To the extent there is an outbreak of COVID-19 on one or more of our rigs, we may have to temporarily shut down operations thereof, which could result in significant downtime and have significant adverse consequences for our business and results of operations. In addition, most of our non-operational employees are now working remotely, which increases various logistical challenges, inefficiencies and operational risks. For instance, working remotely may increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations.
In complying with travel restrictions and mandatory quarantine measures, we have experienced, and expect to continue to experience, increased difficulties, delays and expenses in moving our personnel in and out of, and to work in, the various jurisdictions that we operate. We may be unable to pass along these increased expenses to our customers. Additionally, disruptions to the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations or other effects related to COVID-19 or travel restrictions, have increased our operating costs, increased the risk of rig downtime and negatively impacted our ability to meet our commitments to customers.
The global mitigation efforts associated with preventing the spread of COVID-19 also resulted in airlines dramatically cutting back on flights and has reduced the number of cars on the road. Consequently, there has also been a reduction in the demand for oil. In addition, the dispute over production levels among the OPEC+ members in February 2020, and Saudi Arabia’s and Russia’s efforts to aggressively increase production, have rapidly contributed to a substantial surplus in the supply of oil.

These conditions have had significant adverse consequences for the financial condition of many of our customers and resulted in reductions to their drilling and production expenditures and delays or cancellations of projects, thereby decreasing demand for our services. We have experienced customers seeking price reductions for our services, payment deferrals and termination of our contracts; customers seeking to not perform under our contracts based on a force majeure claim; and customers that are unable to timely pay outstanding receivables owed to us, all of which present liquidity challenges for us. In addition, we are under pressure to reduce dayrates on existing contracts and idle or suspend existing operations, and market dayrates for new contracts will be lower compared to the end of 2019. Any early termination payment made in connection with an early contract termination may not fully compensate us for the loss of the contract. Accordingly, the actual amount of revenues earned may be substantially lower than the backlog reported.
The impact of these conditions on our financial condition have resulted in credit downgrades to our corporate debt and will further negatively impact our ability to borrow under our 2017 Credit Facility and access capital resources. There is substantial risk that additional financing sources will not be available to us, or not available on reasonable terms, which would further materially adversely affect our financial condition, results of operations, growth and future prospects.
The factors described above have had, and are expected to continue to have, a material negative impact on our business, operations and financial condition and have raised substantial doubt about our ability to continue as a going concern. We are actively pursuing a variety of transactions and cost-cutting measures, including, but not limited to, reductions in corporate discretionary expenditures, potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, a potential waiver from lenders under, or amendment to, our 2017 Credit Facility, further reductions in capital expenditures and increased focus on operational efficiencies. However, the prospects of successfully obtaining sufficient liquidity to meet near-term debt obligations through these efforts are highly challenging, particularly in the current environment. Consequently, we cannot predict the extent to which any of these measures will be successful, if at all. If we are not successful in achieving these results outside of a court process, there is substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 of the US Bankruptcy Code. In light of the foregoing, our condensed consolidated financial statements included herein do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we were to become unable to continue as a going concern basis.
We may be unable to continue as a going concern.
The convergence of recent unprecedented events, including the global COVID-19 pandemic, the steep decline in the demand for oil and the substantial surplus in the supply of oil, has had, and continues to have, a significantly negative impact on our current and expected liquidity. We have substantial debt obligations, and the negative impact of such events raises significant uncertainty as to whether we can remain in compliance with the covenants under our 2017 Credit Facility and our senior notes. Our borrowing under the 2017 Credit Facility is restricted by the Minimum Liquidity Covenant, which requires that we maintain $300.0 million in Liquidity (as defined in the First Amendment to the 2017 Credit Facility). If we fail to access alternative financing in the current market or obtain a waiver from lenders of certain covenants under, or amendment to, our 2017 Credit Facility, we are forecasted to use all of the availability under our 2017 Credit Facility and breach the Minimum Liquidity Covenant by the end of 2020. A breach of the Minimum Liquidity Covenant would constitute an event of default under the 2017 Credit Facility, which would permit acceleration of the aggregate borrowings under the 2017 Credit Facility, which would result in our inability to continue as a going concern.  In addition, our failure to comply with other covenants under our 2017 Credit Facility and covenants under our senior notes could result in an event of default that, if not cured or waived, would result in the acceleration of all our debt, which would result in substantial doubt about our ability to continue as a going concern.
The unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is subject to, among other factors, our ability to obtain financing or refinance existing indebtedness, our ability to continue our cost-cutting measures, the terms of and dayrates under our contracts, the price and supply of oil, the demand for oil and the demand for our services. However, there is no assurance that a positive change in any such factor or factors would be sufficient.  In addition, there is substantial risk that additional financing sources will not be available to us, or not available on reasonable terms, which would further materially adversely affect our financial condition, results of operations, growth and future prospects.
If we become unable to continue as a going concern, there is substantial risk that it may be necessary for us to seek protection from our creditors under Chapter 11 of the US Bankruptcy Code.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended March 31, 2020 there were no repurchases by Noble-UK of its shares.

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

3.2	Memorandum and Articles of Association of Noble-Cayman (filed as Exhibit 3.1 to Noble-Cayman’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

10.1*	Noble Corporation plc 2020 Short-Term Incentive Plan.

10.2*	Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan.

10.3*	Form of Noble Corporation Performance-Vested Cash Award under the Noble Corporation 2015 Omnibus Incentive Plan.

10.4*	Noble Corporation plc Summary of Directors’ Compensation.

10.5*	Amendment to Noble Corporation plc 2015 Omnibus Incentive Plan.

10.6*	General Release Agreement, dated February 10, 2020, by Scott W. Marks (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference).

10.7*
Transition Agreement, dated as of February 19, 2020, by and among Noble Corporation plc, Noble Drilling Services Inc. and Julie J. Robertson (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on February 21, 2020 and incorporated herein by reference).

10.8*
Separation Agreement, dated as of March 11, 2020, by and among Noble Corporation plc, Noble Drilling Services Inc. and Stephen M. Butz (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on March 16, 2020 and incorporated herein by reference).

22	List of Guarantor Subsidiaries.

31.1	Certification of Julie J. Robertson, Noble-UK, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Julie J. Robertson, Noble-Cayman, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit

31.3	Certification of Richard B. Barker, Noble-UK, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Noble-Cayman, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Julie J. Robertson, Noble-UK, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Julie J. Robertson, Noble-Cayman, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble-UK, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Noble-Cayman, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Richard B. Barker	May 7, 2020
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 7, 2020
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	May 7, 2020
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 7, 2020
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date