Form 10-Q
period 2020-06-30
Noble Corp plc; NOBLE CORP
filed 2020-08-07
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
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
Registrant’s Telephone Number, Including Area Code: (345) 938-0293
_______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Name of Company	Title of each class	Trading symbol(s)	Name of each exchange on which registered
Noble Corporation plc	Ordinary Shares	NEBLQ*	*
Noble Corporation	None	—	—
* On July 31, 2020, the New York Stock Exchange suspended trading in the ordinary shares at the market opening. Since August 4, 2020, the shares have been quoted on the OTC Pink Open Market under the symbol “NEBLQ.”
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at August 5, 2020: Noble Corporation plc - 251,062,455
Number of shares outstanding: Noble Corporation - 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$191,217	$104,621
Accounts receivable, net of allowance for credit losses of $3,069 and $1,939, respectively	163,972	198,665
Taxes receivable	193,116	59,771
Prepaid expenses and other current assets	52,868	59,050
Total current assets	601,173	422,107
Property and equipment, at cost	8,732,700	10,306,625
Accumulated depreciation	(2,246,143)	(2,572,701)
Property and equipment, net	6,486,557	7,733,924
Other assets	99,750	128,467
Total assets	$7,187,480	$8,284,498
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3,953,708	$62,505
Accounts payable	94,735	108,208
Accrued payroll and related costs	43,038	56,056
Taxes payable	32,840	30,715
Interest payable	88,928	88,047
Other current liabilities	228,737	171,397
Total current liabilities	4,441,986	516,928
Long-term debt	—	3,779,499
Deferred income taxes	59,949	68,201
Other liabilities	128,575	260,898
Total liabilities	4,630,510	4,625,526
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.01 par value, ordinary shares; 251,041 and 249,200 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	2,510	2,492
Additional paid-in capital	811,483	807,093
Retained earnings	1,802,905	2,907,776
Accumulated other comprehensive loss	(59,928)	(58,389)
Total shareholders’ equity	2,556,970	3,658,972
Total liabilities and equity	$7,187,480	$8,284,498
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
Contract drilling services	$220,141	$274,817	$487,505	$545,318
Reimbursables and other	17,777	18,119	31,724	30,506
	237,918	292,936	519,229	575,824
Operating costs and expenses
Contract drilling services	144,154	168,865	305,299	340,593
Reimbursables	16,334	15,381	28,018	24,776
Depreciation and amortization	89,365	111,148	193,046	220,726
General and administrative	73,003	116,252	90,842	132,251
Pre-petition charges	10,515	—	10,515	—
Loss on impairment	—	—	1,119,517	—
	333,371	411,646	1,747,237	718,346
Operating loss	(95,453)	(118,710)	(1,228,008)	(142,522)
Other income (expense)
Interest expense, net of amounts capitalized	(70,279)	(68,976)	(141,159)	(139,220)
Gain (loss) on extinguishment of debt, net	(593)	—	(593)	31,266
Interest income and other, net	2,956	1,860	674	4,366
Loss from continuing operations before income taxes	(163,369)	(185,826)	(1,369,086)	(246,110)
Income tax benefit	121,175	37,182	264,215	34,317
Net loss from continuing operations	(42,194)	(148,644)	(1,104,871)	(211,793)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss	(42,194)	(148,644)	(1,104,871)	(215,614)
Net income attributable to noncontrolling interests	—	(3,316)	—	(7,235)
Net loss attributable to Noble Corporation plc	$(42,194)	$(151,960)	$(1,104,871)	$(222,849)
Net loss attributable to Noble Corporation plc
Net loss from continuing operations	$(42,194)	$(151,960)	$(1,104,871)	$(219,028)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss attributable to Noble Corporation plc	$(42,194)	$(151,960)	$(1,104,871)	$(222,849)
Per share data
Basic:
Loss from continuing operations	$(0.17)	$(0.61)	$(4.41)	$(0.88)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.17)	$(0.61)	$(4.41)	$(0.90)

Diluted:
Loss from continuing operations	$(0.17)	$(0.61)	$(4.41)	$(0.88)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.17)	$(0.61)	$(4.41)	$(0.90)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(42,194)	$(148,644)	$(1,104,871)	$(215,614)
Other comprehensive income (loss)
Foreign currency translation adjustments	(539)	(406)	(2,675)	102
Amortization of deferred pension plan amounts (net of tax provision of $150 and $146 for the three months ended June 30, 2020 and 2019, respectively, and $300 and $291 for the six months ended June 30, 2020 and 2019, respectively.)	568	549	1,136	1,099
Other comprehensive income (loss), net	29	143	(1,539)	1,201
Net comprehensive income attributable to noncontrolling interests	—	(3,316)	—	(7,235)
Comprehensive income (loss) attributable to Noble Corporation plc	$(42,165)	$(151,817)	$(1,106,410)	$(221,648)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,104,871)	$(215,614)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	193,046	220,726
Loss on impairment	1,119,517	—
(Gain) loss on extinguishment of debt, net	593	(31,266)
Deferred income taxes	(6,846)	(4,741)
Amortization of share-based compensation	5,852	7,911
Other costs, net	(60,320)	62,925
Changes in components of working capital:
Change in taxes receivable	(121,130)	2,758
Net changes in other operating assets and liabilities	22,442	(50,161)
Net cash provided by (used in) operating activities	48,283	(7,462)
Cash flows from investing activities
Capital expenditures	(69,355)	(152,354)
Proceeds from disposal of assets, net	227	9,367
Net cash used in investing activities	(69,128)	(142,987)
Cash flows from financing activities
Borrowings on credit facilities	210,000	370,000
Repayments of credit facilities	—	(20,000)
Repayments of debt	(101,132)	(400,000)
Debt issuance costs	—	(90)
Dividends paid to noncontrolling interests	—	(17,538)
Cash paid to settle equity awards	(1,010)	—
Taxes withheld on employee stock transactions	(417)	(2,761)
Net cash provided by (used in) financing activities	107,441	(70,389)
Net increase (decrease) in cash, cash equivalents and restricted cash	86,596	(220,838)
Cash, cash equivalents and restricted cash, beginning of period	105,924	375,907
Cash, cash equivalents and restricted cash, end of period	$192,520	$155,069

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at March 31, 2019	249,150	$2,491	$699,552	$3,537,477	$(56,014)	$400,302	$4,583,808
Employee related equity activity
Amortization of share-based compensation	—	—	4,959	—	—	—	4,959
Issuance of share-based compensation shares	5	1	(1)		—	—	—
Shares withheld for taxes on equity transactions	—	—	1	—	—	—	1
Net loss	—	—	—	(151,960)	—	3,316	(148,644)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12,518)	(12,518)
Other comprehensive income, net	—	—	—	—	143	—	143
Balance at June 30, 2019	249,155	$2,492	$704,511	$3,385,517	$(55,871)	$391,100	$4,427,749

Balance at March 31, 2020	250,952	$2,509	$808,881	$1,845,099	$(59,957)	$—	$2,596,532
Employee related equity activity
Amortization of share-based compensation	—	—	2,607	—	—	—	2,607
Issuance of share-based compensation shares	89	1	—	—	—	—	1
Shares withheld for taxes on equity transactions	—	—	(5)	—	—	—	(5)
Net loss	—	—	—	(42,194)	—	—	(42,194)
Other comprehensive income, net	—	—	—	—	29	—	29
Balance at June 30, 2020	251,041	$2,510	$811,483	$1,802,905	$(59,928)	$—	$2,556,970
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2018	246,794	$2,468	$699,409	$3,608,366	$(57,072)	$401,403	$4,654,574
Employee related equity activity
Amortization of share-based compensation	—	—	7,911	—	—	—	7,911
Issuance of share-based compensation shares	2,361	24	(24)	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(2,785)	—	—	—	(2,785)
Net loss	—	—	—	(222,849)	—	7,235	(215,614)
Dividends paid to noncontrolling interests	—	—	—	—	—	(17,538)	(17,538)
Other comprehensive income, net	—	—	—	—	1,201	—	1,201
Balance at June 30, 2019	249,155	$2,492	$704,511	$3,385,517	$(55,871)	$391,100	$4,427,749

Balance at December 31, 2019	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$—	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	4,842	—	—	—	4,842
Issuance of share-based compensation shares	1,841	18	(17)	—	—	—	1
Shares withheld for taxes on equity transactions	—	—	(435)	—	—	—	(435)
Net loss	—	—	—	(1,104,871)	—	—	(1,104,871)
Other comprehensive loss, net	—	—	—	—	(1,539)	—	(1,539)
Balance at June 30, 2020	251,041	$2,510	$811,483	$1,802,905	$(59,928)	$—	$2,556,970

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$191,216	$104,575
Accounts receivable, net of allowance for credit losses of $3,069 and $1,939, respectively	163,972	198,665
Taxes receivable	193,116	59,771
Prepaid expenses and other current assets	47,338	57,890
Total current assets	595,642	420,901
Property and equipment, at cost	8,732,700	10,306,625
Accumulated depreciation	(2,246,143)	(2,572,701)
Property and equipment, net	6,486,557	7,733,924
Other assets	99,750	128,467
Total assets	$7,181,949	$8,283,292
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3,953,708	$62,505
Accounts payable	92,409	107,985
Accrued payroll and related costs	42,999	56,065
Taxes payable	32,840	30,715
Interest payable	88,928	88,047
Other current liabilities	82,237	71,397
Total current liabilities	4,293,121	416,714
Long-term debt	—	3,779,499
Deferred income taxes	59,949	68,201
Other liabilities	128,575	260,898
Total liabilities	4,481,645	4,525,312
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.10 par value, ordinary shares; 261,246 shares outstanding as of June 30, 2020 and December 31, 2019	26,125	26,125
Capital in excess of par value	763,397	757,545
Retained earnings	1,970,710	3,032,699
Accumulated other comprehensive loss	(59,928)	(58,389)
Total shareholders’ equity	2,700,304	3,757,980
Total liabilities and equity	$7,181,949	$8,283,292
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
Contract drilling services	$220,141	$274,817	$487,505	$545,318
Reimbursables and other	17,777	18,119	31,724	30,506
	237,918	292,936	519,229	575,824
Operating costs and expenses
Contract drilling services	143,669	168,446	304,510	339,308
Reimbursables	16,334	15,381	28,018	24,776
Depreciation and amortization	89,040	110,538	192,149	219,310
General and administrative	17,552	8,672	24,303	16,267
Loss on impairment	—	—	1,119,517	—
	266,595	303,037	1,668,497	599,661
Operating loss	(28,677)	(10,101)	(1,149,268)	(23,837)
Other income (expense)
Interest expense, net of amounts capitalized	(70,279)	(68,976)	(141,159)	(139,220)
Gain (loss) on extinguishment of debt, net	(593)	—	(593)	31,266
Interest income and other, net	2,959	1,860	665	4,366
Loss from continuing operations before income taxes	(96,590)	(77,217)	(1,290,355)	(127,425)
Income tax provision	121,176	37,182	264,216	34,317
Net income (loss) from continuing operations	24,586	(40,035)	(1,026,139)	(93,108)
Net income (loss) from discontinued operations, net of tax	—	—	—	(3,821)
Net income (loss)	24,586	(40,035)	(1,026,139)	(96,929)
Net income attributable to noncontrolling interests	—	(3,316)	—	(7,235)
Net income (loss) attributable to Noble Corporation	$24,586	$(43,351)	$(1,026,139)	$(104,164)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$24,586	$(40,035)	$(1,026,139)	$(96,929)
Other comprehensive income (loss)
Foreign currency translation adjustments	(539)	(406)	(2,675)	102
Amortization of deferred pension plan amounts (net of tax provision of $150 and $146 for the three months ended June 30, 2020 and 2019, respectively, and $300 and $291 for the six months ended June 30, 2020 and 2019, respectively.)	568	549	1,136	1,099
Other comprehensive income (loss), net	29	143	(1,539)	1,201
Net comprehensive income attributable to noncontrolling interests	—	(3,316)	—	(7,235)
Comprehensive income (loss) attributable to Noble Corporation	$24,615	$(43,208)	$(1,027,678)	$(102,963)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,026,139)	$(96,929)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	192,149	219,310
Loss on impairment	1,119,517	—
(Gain) loss on extinguishment of debt, net	593	(31,266)
Deferred income taxes	(6,846)	(4,741)
Amortization of share-based compensation	5,852	7,887
Other costs, net	(105,170)	(37,075)
Changes in components of working capital:
Change in taxes receivable	(121,130)	2,758
Net changes in other operating assets and liabilities	23,925	(49,089)
Net cash provided by operating activities	82,751	10,855
Cash flows from investing activities
Capital expenditures	(69,355)	(152,354)
Proceeds from disposal of assets, net	227	9,367
Net cash used in investing activities	(69,128)	(142,987)
Cash flows from financing activities
Borrowings on credit facilities	210,000	370,000
Repayments of credit facilities	—	(20,000)
Repayments of debt	(101,132)	(400,000)
Debt issuance costs	—	(90)
Dividends paid to noncontrolling interests	—	(17,538)
Distributions to parent company, net	(35,850)	(20,284)
Net cash provided by (used in) financing activities	73,018	(87,912)
Net increase (decrease) in cash, cash equivalents and restricted cash	86,641	(220,044)
Cash, cash equivalents and restricted cash, beginning of period	105,878	375,050
Cash, cash equivalents and restricted cash, end of period	$192,519	$155,006

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at March 31, 2019	261,246	$26,125	$650,022	$3,563,040	$(56,014)	$400,302	$4,583,475
Distributions to parent company, net	—	—	—	(8,207)	—	—	(8,207)
Capital contribution by parent - share-based compensation	—	—	4,947	—	—	—	4,947
Net income (loss)	—	—	—	(43,351)	—	3,316	(40,035)
Dividends paid to noncontrolling interests	—	—	—	—	—	(12,518)	(12,518)
Other comprehensive income, net	—	—	—	—	143	—	143
Balance at June 30, 2019	261,246	$26,125	$654,969	$3,511,482	$(55,871)	$391,100	$4,527,805

Balance at March 31, 2020	261,246	$26,125	$760,790	$1,969,330	$(59,957)	$—	$2,696,288
Distributions to parent company, net	—	—	—	(23,206)	—	—	(23,206)
Capital contribution by parent - share-based compensation	—	—	2,607	—	—	—	2,607
Net income	—	—		24,586	—	—	24,586
Other comprehensive income, net	—	—	—	—	29	—	29
Balance at June 30, 2020	261,246	$26,125	$763,397	$1,970,710	$(59,928)	$—	$2,700,304
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2018	261,246	$26,125	$647,082	$3,635,930	$(57,072)	$401,403	$4,653,468
Distributions to parent company, net	—	—	—	(20,284)	—	—	(20,284)
Capital contribution by parent - share-based compensation	—	—	7,887	—	—	—	7,887
Net income (loss)	—	—	—	(104,164)	—	7,235	(96,929)
Dividends paid to noncontrolling interests	—	—	—	—	—	(17,538)	(17,538)
Other comprehensive income, net	—	—	—	—	1,201	—	1,201
Balance at June 30, 2019	261,246	$26,125	$654,969	$3,511,482	$(55,871)	$391,100	$4,527,805

Balance at December 31, 2019	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$—	$3,757,980
Distributions to parent company, net	—	—	—	(35,850)	—	—	(35,850)
Capital contribution by parent - share-based compensation	—	—	5,852	—	—	—	5,852
Net loss	—	—	—	(1,026,139)	—	—	(1,026,139)
Other comprehensive loss, net	—	—	—	—	(1,539)	—	(1,539)
Balance at June 30, 2020	261,246	$26,125	$763,397	$1,970,710	$(59,928)	$—	$2,700,304
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of June 30, 2020, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble-UK and Noble-Cayman have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2019 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2019 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed by both Noble-UK and Noble-Cayman. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Chapter 11 Proceedings, Liquidity and Going Concern
The offshore drilling industry experienced a significant expansion from the early 2000s to the mid-2010s, during which time the Company constructed or rebuilt each rig in our current fleet and incurred a substantial amount of debt in connection therewith. Since that time, the industry has experienced a significant sustained reduction in oil prices and a substantial increase in offshore rig supply, which have led to an industry-wide supply and demand imbalance and an extremely challenging environment. During such period of supply and demand imbalance, we accepted contracts with dayrates and terms that were lower than anticipated when these capital projects and the associated debt were incurred. As a result, the Company has incurred significant losses since 2016 and significant impairment losses since 2014.
The challenging environment experienced through 2019 was further exacerbated in the beginning of 2020 by the novel strain of coronavirus (“COVID-19”) pandemic, as well as production level disagreements that developed among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”) ultimately culminating with increased production by Saudi Arabia and Russia. The actions taken by governmental authorities around the world to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, policies of governments and companies and behaviors of customers around the world in ways that we anticipate will have a continued significant negative effect on oil consumption. The convergence of these events resulted in an unprecedented steep decline in the demand for oil and a substantial surplus in the supply of oil and is expected to continue to have a severe impact on our business, operations and financial condition in various respects, including substantially reducing demand for our services.
As a result of the foregoing matters, we have actively pursued a variety of transactions and cost-cutting measures, including but not limited to potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, and a potential waiver from lenders under, or amendment to, our 2017 Credit Facility (as defined herein). In the first half of 2020, we enacted further reductions in corporate discretionary expenditures, capital expenditures and workforce, and increased focus on our operational efficiencies.
On July 31, 2020 (the “Petition Date”), Noble-UK and certain of its subsidiaries, including Noble-Cayman (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 proceedings are being jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (“Chapter 11 Cases”). The Debtors are now operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court pursuant to sections 1107 and 1108 of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business, on August 3, 2020, the Bankruptcy Court entered a variety of orders providing “first day” relief to the Debtors, including the authority for the Debtors to continue using their cash management system, pay employee wages and benefits and pay vendors and suppliers in the ordinary course of business.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and our 2017 Credit Facility. As a result, we are no longer able to borrow any amounts under our 2017 Credit Facility. In addition, the principal and interest due under our outstanding senior notes and 2017 Credit Facility became immediately due and payable and have been presented as “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at June 30, 2020. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We do not have sufficient cash on hand or available liquidity to repay such outstanding debt. As of June 30, 2020, we had an aggregate outstanding principal amount of approximately $3.4 billion in senior notes with stated maturities at various times from 2020 through 2045 and $545.0 million of borrowings outstanding under our 2017 Credit Facility. On July 15, 2020, we announced that we elected not to make the semiannual interest payment due in respect of our Senior Notes due 2024 (the “2024 Notes”), which was due on July 15, 2020.
On the Petition Date, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with an ad hoc group of certain holders of approximately 70% of the aggregate outstanding principal amount of our outstanding Senior Notes due 2026 (the “2026 Notes”) and an ad hoc group of certain holders of approximately 45% of the aggregate outstanding principal amount of our other outstanding senior notes, taken as a whole (the “Legacy Notes”).
Among other things, the Restructuring Support Agreement provides that the Consenting Creditors (as defined in the Restructuring Support Agreement) will support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of, the Restructuring Support Agreement. The Debtors have agreed to seek approval of a plan of reorganization and complete their restructuring efforts subject to the terms, conditions, and milestones contained in the Restructuring Support Agreement and otherwise comply with the terms and requirements set forth in the Restructuring Support Agreement. The Restructuring Support Agreement will become effective upon the execution and delivery of the Restructuring Support Agreement by the holders of at least 66.67% of the aggregate principal amount of the outstanding 2026 Notes and holders of at least 66.67% of the aggregate principal amount of the outstanding Legacy Notes. The Restructuring Support Agreement contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the Restructuring Support Agreement. The Restructuring Support Agreement also provides for termination by the parties upon the occurrence of certain events.
Based on our evaluation of the circumstances described above, substantial doubt exists about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements, and the availability to us of adequate capital resources are difficult to predict at this time. Notwithstanding the protections available to us under the Bankruptcy Code, if our future sources of liquidity are insufficient, we would face substantial liquidity constraints and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these condensed consolidated financial statements. Further, a chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in these condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern.
As a result of the filing of the Chapter 11 Cases, our Board of Directors determined to cancel the Company’s share ownership policy applicable to the officers and directors, and the Company will consider an appropriate policy upon the Company’s emergence from bankruptcy.
Pre-petition Charges
Pre-petition charges consist primarily of professional fees related to but incurred prior to the filing of the Chapter 11 Cases.
Note 2— Accounting Pronouncements
Accounting Standards Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 (Topic 326, “Measurement of Credit Losses on Financial Instruments”), which requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. This guidance is effective for annual and interim periods beginning after December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We adopted this standard effective January 1, 2020 and our adoption did not have a material effect on our condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, which amends Accounting Standards Codification (“ASC”) Subtopic 740, “Income Taxes.” This update simplifies the accounting for income taxes by removing certain exceptions to general principles. The amendment is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and is required to be adopted on a retrospective basis for all periods presented. We do not expect the adoption of this guidance to materially affect our condensed consolidated financial statements.
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
Note 4— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble-UK:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Basic
Net loss from continuing operations	$(42,194)	$(151,960)	$(1,104,871)	$(219,028)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss attributable to Noble Corporation plc	$(42,194)	$(151,960)	$(1,104,871)	$(222,849)
Diluted
Net loss from continuing operations	$(42,194)	$(151,960)	$(1,104,871)	$(219,028)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss attributable to Noble Corporation plc	$(42,194)	$(151,960)	$(1,104,871)	$(222,849)
Denominator:
Weighted average shares outstanding - basic	250,978	249,154	250,512	248,705
Weighted average shares outstanding - diluted	250,978	249,154	250,512	248,705
Loss per share
Basic:
Loss from continuing operations	$(0.17)	$(0.61)	$(4.41)	$(0.88)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.17)	$(0.61)	$(4.41)	$(0.90)
Diluted:
Loss from continuing operations	$(0.17)	$(0.61)	$(4.41)	$(0.88)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.17)	$(0.61)	$(4.41)	$(0.90)

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the three and six months ended June 30, 2020 and 2019, approximately 11.6 million and 13.4 million share-based awards, respectively, were excluded from diluted loss per share since the effect would have been anti-dilutive.
Share capital
As of June 30, 2020, Noble-UK had approximately 251.0 million shares outstanding and trading as compared to approximately 249.2 million shares outstanding and trading at December 31, 2019. At our 2020 Annual General Meeting, shareholders authorized our Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at current nominal value of $0.01 per share). That authority to allot shares will expire at the end of our 2021 Annual General Meeting unless we seek an extension from shareholders at that time. Other than shares issued to our directors under our Noble Corporation plc 2017 Director Omnibus Plan, the authority was not used to allot shares during the six months ended June 30, 2020.
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
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the six months ended June 30, 2020 and 2019, we did not repurchase any of our shares.
Note 5— Property and Equipment
Property and equipment, at cost consisted of the following:

	June 30, 2020	December 31, 2019
Drilling equipment and facilities	$8,457,604	$10,014,314
Construction in progress	72,813	88,904
Other	202,283	203,407
Property and equipment, at cost	$8,732,700	$10,306,625

On February 28, 2019, we purchased a new GustoMSC CJ46 rig, the Noble Joe Knight, from the PaxOcean Group in connection with a concurrently awarded drilling contract in the Middle East region. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller. See “Note 6— Debt” for additional information.
During the six months ended June 30, 2020, we recognized a non-cash loss on impairment of $1.1 billion, related to our long-lived assets. During the six months ended June 30, 2019, we recognized no impairment charges to long-lived assets. See “Note 9— Loss on Impairment” for additional information.
Note 6— Debt
Credit Facilities
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”), which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019. Prior to the filing of the Chapter

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

11 Cases, borrowings under the 2017 Credit Facility were subject to certain conditions precedent to advance loans. The First Amendment to the 2017 Credit Facility added a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the $300.0 million Liquidity (as defined in the First Amendment to the 2017 Credit Facility) covenant (the “Minimum Liquidity Covenant”) not exceed the amount of the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility) at the time of each borrowing. The First Amendment to the 2017 Credit Facility also replaced the debt to capitalization ratio financial covenant with a Senior Guaranteed Indebtedness to Adjusted EBITDA (each as defined in the First Amendment to the 2017 Credit Facility) ratio financial covenant, as described below.
Prior to the filing of the Chapter 11 Cases, the 2017 Credit Facility was scheduled to mature in January 2023. Borrowings were available for working capital and other general corporate purposes. The 2017 Credit Facility provided for a letter of credit sub-facility in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. The 2017 Credit Facility has provisions that vary the applicable interest rates for borrowings based upon our debt ratings. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At June 30, 2020, the interest rates in effect under the 2017 Credit Facility were the highest permitted interest rates under that agreement. We also pay a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, which varies depending on our credit ratings.
The maximum aggregate amount of commitments under the 2017 Credit Facility on June 30, 2020 was $1.3 billion with approximately $275.6 million available to borrow. In April 2020, we borrowed $100.0 million under the 2017 Credit Facility to pay down our indebtedness under the Seller Loans (as defined herein) as further described below. At June 30, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility. At June 30, 2020, we had $7.5 million of letters of credit issued under the 2017 Credit Facility and an additional $7.5 million in letters of credit and surety bonds issued under unsecured bilateral arrangements.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and our 2017 Credit Facility. As a result, we are no longer able to borrow any amounts under our 2017 Credit Facility. In addition, the principal and interest due under our indentures and the 2017 Credit Facility became immediately due and payable, and therefore have been presented as “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at June 30, 2020. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditor's rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See “Note 1— Organization and Basis of Presentation” for additional information.
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
Upon completion of our financial statements for the quarter ended March 31, 2020, we would have exceeded the debt to total capitalization ratio requirement under the Seller Loans. In April 2020, the Company agreed with the lender under the Seller Loans to pay off 85% of the outstanding principal amount of the Seller Loans in exchange for a discount to the outstanding loan balance. On April 20, 2020, the Company made a payment of $48.1 million under the 2019 Seller Loan and $53.6 million under the 2018 Seller Loan, and, upon the lender’s receipt of such payment, interest ceased accruing, and the financial covenants set forth in the agreements relating to the Seller Loans ceased to apply. As a result of such early repayment, we avoided a default under the Seller Loans, and the discount was agreed upon prior to any default. On July 20, 2020, at the conclusion of the 90-day period following the payment date, all outstanding amounts were reduced to zero, all security was released, and the Seller Loans were terminated.
As a result of the early repayment of the Seller Loans, we recognized a loss of approximately $0.6 million in the three and six months ended June 30, 2020. The aggregate principal balance subject to final release was $17.8 million, and is included in “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet as of June 30, 2020.
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
Debt Tender Offers, Repayments and Open Market Repurchases
In March 2019, we completed cash tender offers for our Senior Notes due 2020, Senior Notes due 2021, Senior Notes due 2022 and 2024 Notes. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using cash on hand and borrowings under the 2015 Credit Facility. As a result of this transaction, we recognized a net gain of approximately $31.3 million.
Covenants
At June 30, 2020, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant that limits our ratio of Senior Guaranteed Indebtedness to Adjusted EBITDA as of the last day of each fiscal quarter, with such ratio not being permitted to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter, (ii) the Minimum Liquidity Covenant, (iii) a covenant that the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). At June 30, 2020, the 2017 Credit Facility also included restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million and a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the Minimum Liquidity Covenant not exceed the amount of the Indenture Secured Debt Basket at the time of each borrowing. The Indenture Secured Debt Basket is fully defined in the credit agreement governing the 2017 Credit Facility but is generally calculated as 15% of Consolidated Net Tangible Assets of Noble-Cayman minus other secured debt excluding Permitted Liens (as defined in the 2017 Credit Facility) such as those connected to the Seller Loans. Commitments under the 2017 Credit Facility total $1.3 billion; however, prior to the filing of the Chapter 11 Cases, the maximum availability was constrained by the Indenture Secured Debt Basket. In addition, a certain amount of commitments is required to remain unused to satisfy the Minimum Liquidity Covenant. As of June 30, 2020, we had $545.0 million of borrowings and $7.5 million of letters of credit outstanding under the 2017 Credit Facility, and we would have been able to borrow a maximum of an additional approximately $275.6 million thereunder.

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
In addition to the covenants from the 2017 Credit Facility and the 2026 Notes described above and the covenants from the Seller Loans described under “—Seller Loans” above, the indentures governing our outstanding senior notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
The filing of the Chapter 11 Cases constituted events of default that accelerated our obligations under the indentures governing our outstanding senior notes and our 2017 Credit Facility. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
4.90% Senior Notes due August 2020	$62,530	$17,383	$62,505	$60,660
4.625% Senior Notes due March 2021	79,889	10,429	79,854	64,262
3.95% Senior Notes due March 2022	21,188	636	21,181	12,170
7.75% Senior Notes due January 2024	390,563	9,175	389,800	211,035
7.95% Senior Notes due April 2025	447,199	14,099	446,962	228,515
7.875% Senior Notes due February 2026	740,059	182,438	739,371	546,353
6.20% Senior Notes due August 2040	390,562	7,407	390,526	149,134
6.05% Senior Notes due March 2041	389,872	10,922	389,809	142,646
5.25% Senior Notes due March 2042	478,188	7,438	478,122	176,265
8.95% Senior Notes due April 2045	390,811	11,256	390,763	164,664
Seller loans:
Seller-financed secured loan due September 2022	9,426	—	62,453	36,968
Seller-financed secured loan due February 2023	8,421	—	55,658	31,175
Credit facility:
2017 Credit Facility matures January 2023	545,000	545,000	335,000	335,000
Total debt	3,953,708	816,183	3,842,004	2,158,847
Less: Current maturities of long-term debt	(3,953,708)	(816,183)	(62,505)	(60,660)
Long-term debt	$—	$—	$3,779,499	$2,098,187

As a result of the debt compliance matters discussed in “Note 1— Organization and Basis of Presentation,” and substantial doubt regarding our ability to continue as a going concern, we determined that the classification of all of our long-term debt obligations was current as of June 30, 2020. Accordingly, those obligations have been presented as “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at June 30, 2020.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three and six months ended June 30, 2020 and 2019. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2018	$(39,058)	$(18,014)	$(57,072)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	508	508
Amounts reclassified from AOCI	550	—	550
Net other comprehensive income	550	508	1,058
Balance at March 31, 2019	$(38,508)	$(17,506)	$(56,014)
Activity during period:
Other comprehensive income (loss) before reclassifications	$—	$(406)	(406)
Amounts reclassified from AOCI	$549	$—	549
Net other comprehensive income (loss)	549	(406)	143
Balance at June 30, 2019	$(37,959)	$(17,912)	$(55,871)

Balance at December 31, 2019	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(2,136)	(2,136)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(2,136)	(1,568)
Balance at March 31, 2020	$(40,067)	$(19,890)	$(59,957)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(539)	(539)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(539)	29
Balance at June 30, 2020	$(39,499)	$(20,429)	$(59,928)

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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2020	December 31, 2019
Current contract assets	$13,189	$21,292
Noncurrent contract assets	6,154	9,508
Total contract assets	19,343	30,800

Current contract liabilities (deferred revenue)	(34,370)	(34,196)
Noncurrent contract liabilities (deferred revenue)	(29,006)	(30,859)
Total contract liabilities	$(63,376)	$(65,055)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2020 and 2019 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2018	$47,664	$(80,753)

Amortization of deferred costs	(16,811)	—
Additions to deferred costs	9,266	—
Amortization of deferred revenue	—	28,907
Additions to deferred revenue	—	(25,957)
Total	(7,545)	2,950

Net balance at June 30, 2019	$40,119	$(77,803)

Net balance at December 31, 2019	$30,800	$(65,055)

Amortization of deferred costs	(16,253)	—
Additions to deferred costs	4,796	—
Amortization of deferred revenue	—	32,071
Additions to deferred revenue	—	(30,392)
Total	(11,457)	1,679

Net balance at June 30, 2020	$19,343	$(63,376)

Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, as of June 30, 2020:

	For the Years Ended December 31,
	2020 (1)	2021	2022	2023	2024 and beyond	Total
Floaters	$14,758	$16,980	$10,221	$5,830	$—	$47,789
Jackups	6,620	7,227	1,740	—	—	15,587
Total	$21,378	$24,207	$11,961	$5,830	$—	$63,376

(1) Represents a six-month period beginning July 1, 2020.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Floaters	$105,458	$144,079	$247,487	$297,233
Jackups	114,683	130,738	240,018	248,085
Total	$220,141	$274,817	$487,505	$545,318

Note 9— Loss on Impairment
Asset Impairments
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the first and second quarter of 2020 and in light of the rapid and unexpected decline in demand for our services resulting from the global COVID-19 pandemic, the steep decline in the demand for oil and the substantial surplus in the supply of oil, we conducted a review of our fleet to determine recoverability. The review included an assessment of certain assumptions, including future marketability of each unit in light of the current market conditions and its current technical specifications. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
Based upon our impairment analysis during the second quarter, no impairment charges were made. During the first quarter, we impaired the carrying value to their corresponding estimated fair values for the Noble Bully I, Noble Bully II, Noble Danny Adkins and Noble Jim Day. For our impaired units, we estimated the fair value of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. If we experience prolonged unfavorable changes to current market conditions, reactivation costs or dayrates or if we are unable to secure new or extended contracts for our active rigs at favorable rates, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values. During the six months ended June 30, 2020, we recognized approximately $1.1 billion in impairment charges related to the Noble Bully I, Noble Bully II, Noble Danny Adkins and Noble Jim Day, and $5.5 million of impairment charges related to certain capital spare equipment. The impact of the current global economic turmoil continues to evolve and its duration and ultimate disruption to our customers’ and our business cannot be estimated at this time. Should such disruption continue, weaker economic conditions generally could result in further impairments. During the three months ended June 30, 2020 and the three and six months ended June 30, 2019, we recognized no impairment charges on our fleet.
Note 10— Income Taxes
At June 30, 2020, the reserves for uncertain tax positions totaled $33.6 million (net of related tax benefits of $0.4 million). At December 31, 2019, the reserves for uncertain tax positions totaled $159.7 million (net of related tax benefits of $0.4 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the expiration of statutes of limitation.
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

$42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with ASC Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization. In July 2020, we received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
At June 30, 2020, in addition to the aforementioned CARES Act impact, our income tax provision also included a tax benefit of $4.6 million related to a non-US reserve release following a statute expiration, a tax benefit of $111.9 million following the closure of the examination of our US tax returns for the taxable years ended December, 31, 2012, 2013, 2014, 2015, 2016, and 2017 and a non-cash deferred tax benefit of $95.6 million related to the impairment of two rigs and certain capital spares.
At June 30, 2020, we also recorded a non-US reserve release of $22.2 million and an $11.8 million US reserve increase, with offsetting balance sheet amounts related to these reserve releases which resulted in a zero net impact to our income tax provision. At June 30, 2019, our income tax provision included a net tax benefit of $33.7 million following the effective settlement of the examination of our US tax returns for the taxable years ended December 31, 2010 and 2011.
As a result of the Company’s substantial doubt about its ability to continue as a going concern, we have re-evaluated assumptions we previously made with respect to the realization of our deferred tax assets and our ability to assert permanent reinvestment of the earnings and outside book/tax basis differences in our subsidiaries. We determined that no changes to our existing assumptions and assertions are warranted in the current period, but we will continue to monitor such assumptions and assertions in subsequent quarters to determine whether or not changes to the tax provision are warranted.
Note 11— Employee Benefit Plans
Pension costs include the following components for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Non-US	US	Non-US	US
Interest cost	$430	$1,892	$431	$2,178
Return on plan assets	(494)	(2,919)	(614)	(2,579)
Recognized net actuarial loss	2	716	2	693
Net pension benefit cost (gain)	$(62)	$(311)	$(181)	$292

	Six Months Ended June 30,
	2020		2019
	Non-US	US	Non-US	US
Interest cost	$863	$3,784	$876	$4,356
Return on plan assets	(993)	(5,838)	(1,248)	(5,157)
Recognized net actuarial loss	4	1,432	5	1,385
Net pension benefit cost (gain)	$(126)	$(622)	$(367)	$584

During the three and six months ended June 30, 2020 and 2019, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three and six months ended June 30, 2020 and 2019.

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	June 30, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$10,511	$10,511	$—	$—

	December 31, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$10,433	$10,433	$—	$—

Our cash, cash equivalents and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value.
Note 13— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries seeking damages for patent infringement in a Texas federal court. The suit claims that five of our newbuild rigs that operated in the US Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling, and Transocean is seeking royalties of a $10.0 million fee and a five percent license fee for the pertinent period of operation for each vessel and damages for the breach of contract alleged in February 2019, regarding a 2007 settlement agreement that we entered into with Transocean relating to patent claims in respect of another Noble rig. We were aware of the patents when we constructed the rigs. The patents are now expired in the United States and most other countries. While there is inherent risk in litigation, we do not believe that our rigs infringe the Transocean patents. We also do not believe there has been any breach of the 2007 settlement agreement. The Company’s current estimated loss related to the final disposition of this matter is $7.5 million, which is reflected as a current liability as of June 30, 2020. The trial date had been rescheduled for November 2020, but the case is now stayed as a result of the filing of the Chapter 11 Cases. We continue to defend ourselves vigorously against this claim.
Paragon Offshore
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares. In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the “Prior Plan”) by filing for voluntary relief under Chapter 11 of the Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Settlement Agreement”). The Prior Plan was rejected by the bankruptcy court in October 2016.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy, and the litigation trust filed an amended complaint in October 2019. The amended complaint alleges claims of actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The litigation trust is seeking damages of (i) approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, (ii) an additional approximately $935 million relating to the transfer of intercompany receivables and notes from a Paragon subsidiary to a Noble subsidiary prior to the Spin-off (bringing the total claimed damages to approximately $2.6 billion), and (iii) unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification agreements with us. A trial date had been set for September 2020, but as a result of the filing of the Chapter 11 Cases, the claims against the corporate defendants have been stayed, and we have asked the court to stay the proceeding against the individual officer and director defendants. We expect the litigation trust to contest the stay with respect to both groups, and we expect the court to make a decision regarding the stay in the third quarter of 2020.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the uncertainty and risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigating the claims. As such, the Company’s current estimated loss related to the final disposition of this matter is $146.5 million, which is reflected as a current liability as of June 30, 2020. Leading up to the filing of the Chapter 11 Cases, we were in discussions with the litigation trust and underwriters in an attempt to settle the claims. As a result of those discussions, the Company recorded a $46.5 million charge during the three and six months ended June 30, 2020 as a general and administrative expense. The Company recorded $100.0 million as a general and administrative expense for the three and six months ended June 30, 2019. As pre-trial matters progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at June 30, 2020, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including impeding our ability to meet ongoing financial obligations or to continue as a going concern. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.
We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off, we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. However, we intend to pursue coverage should the litigation be concluded adversely to us or should we settle the litigation without the participation of the insurers. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
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
Tax matters
The Internal Revenue Service (“IRS”) has completed its examination procedures, including all appeals and administrative reviews, for the taxable years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017. In May 2020, the IRS examination team notified us that it was no longer proposing any adjustments with respect to our tax reporting for the taxable years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017.
Audit claims of approximately $61.3 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010 and in Australia related to tax years 2013 to 2016. We intend to vigorously defend our reported positions and believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements.
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
Note 14— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our restricted cash balance as of both June 30, 2020 and December 31, 2019 consisted of $1.3 million and is included in “Prepaid expenses and other current assets.”

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accounts receivable	$34,693	$(21,767)	$34,693	$(21,767)
Other current assets	10,017	3,194	14,387	2,605
Other assets	3,045	5,166	2,292	6,582
Accounts payable	(9,713)	(3,197)	(11,816)	(3,105)
Other current liabilities	(8,532)	(27,575)	(8,563)	(27,422)
Other liabilities	(7,068)	(5,982)	(7,068)	(5,982)
Total net change in assets and liabilities	$22,442	$(50,161)	$23,925	$(49,089)

Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2020 and December 31, 2019 were $32.1 million and $36.0 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2019 and December 31, 2018 were $46.8 million and $52.1 million, respectively.
In February 2019, we entered into the $53.6 million 2019 Seller Loan to finance a portion of the purchase price for the Noble Joe Knight. See “Note 6— Debt” for additional information.

Note 15— Subsequent Events

Interest Payment Under 2024 Notes
On July 15, 2020, we announced that we elected not to make the semiannual interest payment due in respect of our 2024 Notes, which was due on July 15, 2020. Under the terms of the indenture governing the 2024 Notes, we had a 30-day grace period to make the payment. Nonpayment of the interest due on the due date was not an event of default but would have become an event of default if the payment was not made within the 30-day grace period, which would have permitted holders of 25% of the outstanding principal amount of the 2024 Notes to declare the 2024 Notes immediately due and payable. However, the subsequent filing of the Chapter 11 Cases on the Petition Date constituted an event of default.

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases are being jointly administered under the caption In re Noble Corporation plc, et. al. Case No. 20-33826. See “Note 1— Organization and Basis of Presentation” and “Note 6— Debt” for additional information.
Delisting of Our Common Stock from the NYSE
In connection with the Chapter 11 Cases, on July 30, 2020, the New York Stock Exchange (“NYSE”) notified Noble-UK that it would suspend trading in Noble-UK’s ordinary shares on the Petition Date and that it would commence proceedings to delist Noble-UK’s ordinary shares because Noble-UK is no longer suitable for listing pursuant to Section 802.01D of the NYSE continued listing standards. On the Petition Date, the NYSE suspended trading in Noble-UK’s ordinary shares at the market opening. Since August 4, 2020, Noble-UK’s ordinary shares have been

NOBLE CORPORATION PLC AND SUBSIDIARIES
NOBLE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

quoted on the OTC Pink Open Market under the symbol “NEBLQ.” The Company cannot provide any assurance that Noble-UK’s ordinary shares will continue to trade on this market or whether quotes for Noble-UK’s ordinary shares will continue on this market in the future.
The Company informed the NYSE that it does not intend to take any further action to appeal the NYSE’s decision to delist Noble-UK’s ordinary shares. Therefore, it is expected that Noble-UK’s ordinary shares will be delisted after the completion of the NYSE’s application to the SEC to delist Noble-UK’s ordinary shares. The Company does not expect the NYSE delisting of Noble-UK’s ordinary shares to adversely affect the Company’s business operations or the pending restructuring under the Chapter 11 Cases, and delisting Noble-UK’s ordinary shares does not change Noble-UK’s reporting requirements under the SEC’s rules and regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2020, and our results of operations for the three and six months ended June 30, 2020 and 2019. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the effect, impact, potential duration and other implications of the Chapter 11 Cases (as defined herein), the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under our 2017 Credit Facility (as defined herein) or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of the Paragon Offshore litigation or any other dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations, are forward-looking statements. When used in this report, or in the documents incorporated by reference, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Chapter 11 Cases (including but not limited to whether the requisite holders of at least 66.67% of the aggregate principal amount of the outstanding 2026 Notes (as defined herein) and at least 66.67% of the principal amount of the outstanding Legacy Notes (as defined herein) will execute and deliver the Restructuring Support Agreement (as defined herein), whether the other conditions to the obligations of the Consenting Creditors (as defined in the Restructuring Support Agreement) will be satisfied or waived, our ability to obtain Bankruptcy Court (as defined herein) approval with respect to motions in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and its various constituents, the impact of Bankruptcy Court rulings in the Chapter 11 Cases, our ability to develop and implement a plan of reorganization that will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general, the length of time we will operate under the Chapter 11 Cases, attendant risks associated with restrictions on our ability to pursue our business strategies, risks associated with third-party motions in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on our liquidity, the potential cancellation of our ordinary shares in the Chapter 11 Cases, the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases, uncertainty regarding our ability to retain key personnel and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern), the effects of public health threats, pandemics and epidemics, such as the recent and ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the US, actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the US Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
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
Impact of COVID-19 on Our Business
In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China and rapidly spread globally. On January 30, 2020, the World Health Organization (the “WHO”) declared COVID-19 to be a public health emergency of international concern, and on March 11, 2020, the WHO elevated the status of the outbreak to a pandemic. In response, the Company activated its crisis management and business continuity plan to monitor and, to the extent practicable, coordinate the mitigation of the possible adverse impact to our operations and results of operations caused by the potential effects of the COVID-19 pandemic, including but not limited to public health threats, quarantine of personnel, the inability or unwillingness of personnel to access our offices or rigs, travel restrictions, operational problems or reduction in the demand for drilling services. Through an internal response team, the Company developed and implemented a COVID-19-specific supplement to its crisis management and business continuity plan in advance of the WHO’s declaration of COVID-19 as a pandemic. Given the ongoing nature of the COVID-19 pandemic, the Company has taken steps to institutionalize various elements of such COVID-19-specific supplement into its regular business practices and the policies and procedures of its management system, while also maintaining the availability of the crisis management and business continuity plan resources to be called upon as needed.
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
CARES Act
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 net operating losses (“NOL”), accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of

$42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization. In July 2020, we received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
Outlook
Chapter 11 Proceedings, Liquidity and Going Concern
The offshore drilling industry experienced a significant expansion from the early 2000s to the mid-2010s, during which time the Company constructed or rebuilt each rig in our current fleet and incurred a substantial amount of debt in connection therewith. Since that time, the industry has experienced a significant sustained reduction in oil prices and a substantial increase in offshore rig supply, which have led to an industry-wide supply and demand imbalance and an extremely challenging environment. During such period of supply and demand imbalance, we accepted contracts with dayrates and terms that were lower than anticipated when these capital projects and the associated debt were incurred. As a result, the Company has incurred significant losses since 2016 and significant impairment losses since 2014.
The challenging environment experienced through 2019 was further exacerbated in the beginning of 2020 by the COVID-19 pandemic and production level disagreements that developed among OPEC+ members. The actions taken by governmental authorities around the world to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, policies of governments and companies and behaviors of customers around the world in ways that we anticipate will have a continued significant negative effect on oil consumption.
The Company entered into 2020 cautiously optimistic with the prospects for the offshore drilling market continuing to improve, supported by improving dayrates and increased offshore spending and activity. We were focused on opportunities to manage liquidity, extend our financial runway, and reduce debt as we sought to navigate the extended market downturn and improve our balance sheet. While the Company still faced meaningful challenges, particularly with respect to liquidity and the aggregate amount of debt, there were various opportunities available to us to address these issues over time. Unfortunately, since then, the combined effects of the global COVID-19 pandemic, the steep decline in the demand for oil and the substantial surplus in the supply of oil have resulted in significantly reduced global economic activity and uncertainty. The convergence of these events resulted in an unprecedented steep decline in the demand for oil and a substantial surplus in the supply of oil and is expected to continue to have a severe impact on our business, operations and financial condition in various respects, including substantially reducing demand for our services.
As a result of the foregoing matters, we have actively pursued a variety of transactions and cost-cutting measures, including but not limited to potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, and a potential waiver from lenders under, or amendment to, our 2017 Credit Facility. In the first half of 2020, we enacted further reductions in corporate discretionary expenditures, capital expenditures and workforce, and increased focus on our operational efficiencies.
On July 31, 2020 (the “Petition Date”), Noble-UK and certain of its subsidiaries, including Noble-Cayman (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Chapter 11 proceedings are being jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (“Chapter 11 Cases”). The Debtors are now operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court pursuant to sections 1107 and 1108 of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business, on August 3, 2020, the Bankruptcy Court entered a variety of orders providing “first day” relief to the Debtors, including the authority for the Debtors to continue using their cash management system, pay employee wages and benefits and pay vendors and suppliers in the ordinary course of business.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and our 2017 Credit Facility. As a result, we are no longer able to borrow any amounts under our 2017 Credit Facility. In addition, the principal and interest due under our senior notes and 2017 Credit Facility became immediately due and payable and have been presented as “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at June 30, 2020. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We do not have sufficient cash on hand or available liquidity to repay such outstanding debt. As of June 30, 2020, we had an aggregate outstanding principal amount of approximately $3.4 billion in senior notes with stated maturities at various times from 2020 through 2045 and $545.0 million of borrowings outstanding under our 2017 Credit Facility. On July 15, 2020, we announced that we elected not to make the semiannual interest payment due in respect of our Senior Notes due 2024 (the “2024 Notes”), which was due on July 15, 2020.
On the Petition Date, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “Restructuring Support Agreement”) with an ad hoc group of certain holders of approximately 70% of the aggregate outstanding principal amount of our outstanding Senior Notes due 2026 (the “2026 Notes”) and an ad hoc group of certain holders of approximately 45% of the aggregate outstanding principal amount of our other outstanding senior notes, taken as a whole (the “Legacy Notes”).
Among other things, the Restructuring Support Agreement provides that the Consenting Creditors (as defined in the Restructuring Support Agreement) will support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of, the Restructuring Support Agreement. The Debtors have agreed to seek approval of a plan of reorganization and complete their restructuring efforts subject to the terms, conditions, and milestones contained in the Restructuring Support Agreement and otherwise comply with the terms and requirements set forth in the Restructuring Support Agreement. The Restructuring Support Agreement will become effective upon the execution and delivery of the Restructuring Support Agreement by the holders of at least 66.67% of the aggregate principal amount of the outstanding 2026 Notes and holders of at least 66.67% of the aggregate principal amount of the outstanding Legacy Notes. The Restructuring Support Agreement contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the Restructuring Support Agreement. The Restructuring Support Agreement also provides for termination by the parties upon the occurrence of certain events.
Based on our evaluation of the circumstances described above, substantial doubt exists about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements, and the availability to us of adequate capital resources are difficult to predict at this time. Notwithstanding the protections available to us under the Bankruptcy Code, if our future sources of liquidity are insufficient, we would face substantial liquidity constraints and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these condensed consolidated financial statements. Further, a chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in these condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern.
As a result of the filing of the Chapter 11 Cases, our Board of Directors determined to cancel the Company’s share ownership policy applicable to the officers and directors, and the Company will consider an appropriate policy upon the Company’s emergence from bankruptcy.
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
Spin-off of Paragon Offshore plc
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares. In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the “Prior Plan”) by filing for voluntary relief under Chapter 11 of the Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Settlement Agreement”). The Prior Plan was rejected by the bankruptcy court in October 2016.
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
On December 15, 2017, the litigation trust filed claims relating to the Spin-off against us and certain of our current and former officers and directors in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy, and the litigation trust filed an amended complaint in October 2019. The amended complaint alleges claims of actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The litigation trust is seeking damages of (i) approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, (ii) an additional approximately $935 million relating to the transfer of intercompany receivables and notes from a Paragon subsidiary to a Noble subsidiary prior to the Spin-off (bringing the total claimed damages to approximately $2.6 billion), and (iii) unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification agreements with us. A trial date had been set for September 2020, but as a result of the filing of the Chapter 11 cases, the claims against the corporate defendants have been stayed, and we have asked the court to stay the proceedings against the individual officer and direct defendants. We expect the litigation trust to contest the stay with respect to both groups, and we expect the court to make a decision regarding the stay in the third quarter of 2020.
We believe that Paragon Offshore, at the time of the Spin-off, was properly funded, solvent and had appropriate liquidity and that the claims brought by the litigation trust are without merit. However, the Company continually assesses potential outcomes, including the probability of the parties ultimately resolving the matter through settlement in light of various factors, including given the complex factual issues involved, the uncertainty and risk inherent in this type of litigation, the time commitment and distraction of our organization, the potential effect of the ongoing litigation and uncertainty on our business, and the substantial expense incurred in litigating the claims. As such, the Company’s current estimated loss related to the final disposition of this matter is $146.5 million, which is reflected as a current liability as of June 30, 2020. Leading up to the filing of the Chapter 11 Cases, we were in discussions with the litigation trust and underwriters in an attempt to settle the claims. As a result of those discussion, the Company recorded a $46.5 million charge during the three and six months ended June 30, 2020 as a general and administrative expense. The Company recorded $100.0 million as a general and administrative expense for the three and six months ended June 30, 2019. As pre-trial matters progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material.
There is inherent risk and substantial expense in litigation, and the amount of damages that the plaintiff is seeking is substantial. If any of the litigation trust’s claims are successful, or if we elect to settle any claims (in part to reduce or eliminate the ongoing cost of defending the litigation and eliminate any risk of a larger judgment against us), any damages or other amounts we would be required to or agree to pay in excess of the amount we recognized at June 30, 2020, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including impeding our ability to meet ongoing financial obligations or to continue as a going concern. Given the risks and considerations discussed above, we cannot predict with any degree of certainty what the outcome of the litigation may be. Furthermore, as discussed below, we cannot predict the amount of insurance coverage, if any, that we may have if we were to settle or be found liable in the litigation.
We have directors’ and officers’ indemnification coverage for the officers and directors who have been sued by the litigation trust. The insurers have accepted coverage for the director and officer claims and we are continuing to discuss with them the scope of their reimbursement of litigation expenses. In addition, at the time of the Spin-off, we had entity coverage, or “Side C” coverage, which was meant to cover certain litigation claims up to the coverage limit of $150.0 million, including litigation expenses. We have made a claim for coverage of the litigation trust’s claims against Noble under such entity insurance. The insurers have rejected coverage for these claims. However, we intend to pursue coverage should the litigation be concluded adversely to us or should we settle the litigation without the participation of the insurers. We cannot predict the amount of claims and expenses we may incur, pay or settle in the Paragon Offshore litigation that such insurance will cover, if any.
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
Guarantees of Registered Securities
Noble Holding International Limited (“NHIL”) is a finance subsidiary of Noble-Cayman and has issued the following registered securities: the Senior Notes due 2020 (the “2020 Notes”), Senior Notes due 2021 (the “2021 Notes”), Senior Notes due 2022 (the “2022 Notes”), 2024 Notes, Senior Notes due 2025 (the “2025 Notes”), Senior Notes due 2040 (the “2040 Notes”), Senior Notes due 2041 (the “2041 Notes”), Senior Notes due 2042 (the “2042 Notes”) and Senior Notes due 2045 (the “2045 Notes”). Noble-Cayman has fully and unconditionally guaranteed these registered securities and no other subsidiary of Noble-Cayman guarantees these registered securities. Due to this fact pattern, separate financial information about NHIL and Noble-Cayman will not be disclosed. However, any efforts to enforce this guarantee are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of June 30, 2020, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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

The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2020 (1)	2021	2022	2023	2024
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$939,595	$214,082	$363,524	$218,423	$133,724	$9,842
Jackups (4)	419,154	133,100	157,934	96,956	31,164	—
Total (5)	$1,358,749	$347,182	$521,458	$315,379	$164,888	$9,842
Percent of Available Days Committed (6)
Floaters		48%	38%	21%	14%	1%
Jackups		51%	33%	19%	4%	—%
Total		50%	35%	20%	9%	1%

(1)	Represents a six-month period beginning July 1, 2020.

(2)
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

(3)
Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Concurrent with signing the CEA, ExxonMobil awarded three and a half years of term to be added at the conclusion of the Noble Tom Madden’s current contract commitment (three years) and the Noble Bob Douglas’s current contract commitment (six months). In addition, a one-year primary term contract was awarded to the Noble Tom Madden’s current contract commitment. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the prevailing market rate, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. The aforementioned additional backlog was estimated using an illustrative dayrate of $185,000 discounted 5%, resulting in an effective rate of $175,750.

(4)
In April 2020, we received notice from Saudi Arabian Oil Company (“Saudi Aramco”) to suspend operations on the Noble Scott Marks for a period of up to 12 months. Beginning in early May 2020, we idled the Noble Scott Marks at a rate of $0 per day. The impact to contract backlog has been reflected in the table above and the backlog calculation assumes that, upon completion of the suspension period, the rig will resume operations at the contracted dayrate for the remaining contract term.

(5)	Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.

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
As of June 30, 2020, Shell, ExxonMobil and Saudi Aramco represented approximately 38.6 percent, 29.7 percent and 24.2 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended June 30, 2020 and 2019
Net loss from continuing operations attributable to Noble-UK for the three months ended June 30, 2020 was $42.2 million, or $0.17 per diluted share, on operating revenues of $237.9 million, compared to net loss from continuing operations for the three months ended June 30, 2019 of $152.0 million, or $0.61 per diluted share, on operating revenues of $292.9 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between June 30, 2020 and June 30, 2019, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income (loss). During the three months ended June 30, 2020 and 2019, Noble-Cayman’s operating loss was $66.8 million and $108.6 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration, and pre-petition restructuring charges directly attributable to Noble-UK for operations support and stewardship-related services. During the three months ended June 30, 2020 and 2019, Noble-UK recorded a $46.5 million expense and a $100.0 million expense, respectively, related to ongoing litigation, which was not recognized by Noble-Cayman.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The COVID-19 pandemic and related mitigation efforts have had, and continue to have, a material negative impact on our business and results of operations. See “Outlook.” These conditions had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, resulting in contract terminations and customers seeking to re-negotiate contracts to secure price reductions. Our ability to timely collect receivables from customers has also been and will likely continue to be adversely affected. In addition, we are under pressure to reduce dayrates on existing contracts and idle or suspend existing operations, and market dayrates for new contracts will be lower compared to the end of 2019. Additionally, restrictions on travel have resulted in delays in moving personnel, materials and equipment of our own and of our customers and suppliers, to and from our drilling rigs, which increases rig downtime and may result in decreases in or loss of dayrates. The occurrence of any such events with respect to our customers, contracts or suppliers will reduce our contract backlog, average dayrates and rig utilization. The extent of such impact will depend on future developments, which we cannot predict at this time.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (2)
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	2020	2019	% Change	2020	2019	% Change
Jackups	65%	98%	709	1,050	(32)%	$148,781	$124,572	19%
Floaters	53%	67%	584	728	(20)%	196,489	197,911	(1)%
Total	59%	82%	1,293	1,778	(27)%	$170,325	$154,609	10%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Operating revenues:
Contract drilling services	$220,141	$274,817	$(54,676)	(20)%
Reimbursables and other (1)	17,777	18,119	(342)	(2)%
	237,918	292,936	(55,018)	(19)%
Operating costs and expenses:
Contract drilling services	144,154	168,865	(24,711)	(15)%
Reimbursables (1)	16,334	15,381	953	6%
Depreciation and amortization	87,297	107,802	(20,505)	(19)%
General and administrative	73,003	116,252	(43,249)	(37)%
	320,788	408,300	(87,512)	(21)%
Operating loss	$(82,870)	$(115,364)	$32,494	(28)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $54.7 million decrease in contract drilling services revenues for the three months ended June 30, 2020 as compared to the same period of 2019 was composed of a $58.1 million decrease due to a decreased number of operating days partially offset by a $3.4 million increase from higher dayrates. The revenue decrease was due to decreases in floater fleet revenues and jackup fleet revenues of $29.4 million and $25.3 million, respectively.
The $29.4 million revenue decrease in our floater fleet for the three months ended June 30, 2020 is attributable to fewer operating days in the current period with no effect due to net changes in dayrates. There was a $16.9 million decrease in dayrates primarily due to the legacy assignment and contract for the Noble Globetrotter I and the Noble Tom Madden being completed in early 2019 and early 2020, respectively. The Noble Globetrotter II also saw decreased dayrates associated with the Company-owned managed pressure drilling system. These decreases were offset by a $16.9 million increase attributable to new higher rate contracts on various rigs, including the Noble Don Taylor, the Noble Clyde Boudreaux and the Noble Sam Croft. Revenue decreased by $29.3 million due to fewer operating days on the Noble Bully II as it completed its contract in late 2019 as well as on the Noble Clyde Boudreaux as it had time between contracts.
The $25.3 million revenue decrease in our jackup fleet for the three months ended June 30, 2020 is attributable primarily to a $36.3 million decrease in revenues due to various rigs completing contracts in either late first quarter or early second quarter of 2020, as well as the Noble Scott Marks contract being suspended in May 2020 for up to 12 months. These decreases were partially offset by a $7.5 million increase in revenues related to additional operating days on the Noble Joe Knight and the Noble Johnny Whitstine after being placed into service for the first time subsequent to the first quarter of 2019. Additionally, a $9.1 million net increase in revenues was associated primarily with higher dayrates on various rigs. These increases were partially offset by a $5.6 million decrease due to lower rates or special standby rates on the Noble Roger Lewis and the Noble Tom Prosser due to the effects of the ongoing COVID-19 pandemic.
Operating Costs and Expenses. Contract drilling services costs decreased $24.7 million for the three months ended June 30, 2020 as compared to the same period of 2019. The primary cost decreases were due to: (i) an $18.0 million decrease due to rigs that had fewer operating days or were idled, (ii) a $10.8 million decrease in repair and maintenance activity, mobilization expenses and personnel-related expenses across our active fleet in 2020 compared to 2019, and (iii) a $3.2 million decrease due to the Noble Joe Beall being retired during the first quarter of 2020. These decreases were partially offset by: (i) a $4.2 million increase in expenses due to the Noble Joe Knight commencing operations in September 2019, and (ii) a $1.8 million increase in expenses on the Noble Don Taylor due to higher customer required personnel and additional mobilization amortization in 2020. Due to the effects of the ongoing COVID-19 pandemic, we experienced a $3.5 million increase primarily in labor expenses across our fleet in 2020.
Depreciation and amortization decreased $20.5 million for the three months ended June 30, 2020 as compared to the same period of 2019. The decline was primarily due to the effect of rig impairments recorded during the first quarter of 2020 and the third and fourth quarters of 2019.

Other Income and Expenses
General and Administrative Expenses. General and administrative expenses decreased $43.2 million during the three months ended June 30, 2020 as compared to the same period of 2019, primarily as a result of a reduction to Noble-UK’s ongoing litigation charge of $53.5 million, partially offset by an increase in Noble-Cayman’s ongoing litigation charge of $7.5 million and an increase in legal and professional fees.
Pre-Petition Charges. Noble-UK incurred $10.5 million of pre-petition charges during the three months ended June 30, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys, financial advisors and other professional fees incurred in connection with the Chapter 11 Cases.
Interest Expense. Interest expense increased $1.3 million during the three months ended June 30, 2020 as compared to the same period of 2019. This increase was primarily due to various borrowings under our 2017 Credit Facility and the absence of capitalized interest due to the Noble Johnny Whitstine and the Noble Joe Knight being placed into service in mid to late 2019. This increase was offset by the retirement of our 2015 Credit Facility (as defined herein) in December 2019. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit increased by $84.0 million for the three months ended June 30, 2020 as compared to the same period of 2019. Excluding the tax effect from the settlement of the uncertain tax positions related to the 2010-2011 US tax audit of $33.7 million for the same period of 2019, and the tax effect from the settlement of the uncertain tax positions related to the 2012-2017 US tax audit of $111.9 million for the current period, our income tax benefit increased by $5.7 million. This increase is primarily a result of the geographic mix of income and sources of revenue during the current period.
For the Six Months Ended June 30, 2020 and 2019
Net loss from continuing operations attributable to Noble-UK for the six months ended June 30, 2020 was $1.1 billion, or $4.41 per diluted share, on operating revenues of $519.2 million, compared to net loss from continuing operations for the six months ended June 30, 2019 of $219.0 million, or $0.88 per diluted share, on operating revenues of $575.8 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between June 30, 2020 and June 30, 2019, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the six months ended June 30, 2020 and 2019, Noble-Cayman’s operating losses were $78.7 million and $118.7 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration, and pre-petition restructuring charges directly attributable to Noble-UK for operations support and stewardship-related services. During the six months ended June 30, 2020 and 2019, Noble-UK recorded a $46.5 million expense and a $100.0 million expense, respectively, related to ongoing litigation, which was not recognized by Noble-Cayman.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.

The COVID-19 pandemic and related mitigation efforts, coupled with production level disagreements in late April 2020 among OPEC+ members and increased production by Saudi Arabia and Russia, have had, and continue to have, a material negative impact on our business and results of operations. See “Outlook.” These conditions had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, resulting in contract terminations and customers seeking to re-negotiate contracts to secure price reductions. Our ability to timely collect receivables from customers has also been and will likely continue to be adversely affected. In addition, we are under pressure to reduce dayrates on existing contracts and idle or suspend existing operations, and market dayrates for new contracts will be lower compared to the end of 2019. Additionally, restrictions on travel have resulted in delays in moving personnel, materials and equipment of our own and of our customers and suppliers, to and from our drilling rigs, which increases rig downtime and may result in decreases in or loss of dayrates. The occurrence of any such events with respect to our customers, contracts or suppliers will reduce our contract backlog, average dayrates and rig utilization. The extent of such impact will depend on future developments, which we cannot predict at this time.

The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (2)
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020	2019	% Change	2020	2019	% Change
Jackups	80%	96%	1,791	1,972	(9)%	$138,190	$125,777	10%
Floaters	56%	63%	1,221	1,375	(11)%	196,630	216,170	(9)%
Total	68%	79%	3,012	3,347	(10)%	$161,877	$162,908	(1)%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day.
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Operating revenues:
Contract drilling services	$487,505	$545,318	$(57,813)	(11)%
Reimbursables and other (1)	31,724	30,506	1,218	4%
	519,229	575,824	(56,595)	(10)%
Operating costs and expenses:
Contract drilling services	305,299	340,593	(35,294)	(10)%
Reimbursables (1)	28,018	24,776	3,242	13%
Depreciation and amortization	188,405	213,888	(25,483)	(12)%
General and administrative	90,842	132,251	(41,409)	(31)%
Loss on impairments	1,119,517	—	1,119,517	**
	1,732,081	711,508	1,020,573	143%
Operating loss	$(1,212,852)	$(135,684)	$(1,077,168)	794%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.
Operating Revenues. The $57.8 million decrease in contract drilling services revenues for the six months ended June 30, 2020 as compared to the same period of 2019 was composed of a $59.1 million decrease due to a decreased number of operating days, partially offset by a $1.3 million increase from higher dayrates. The revenue decrease was due to decreases in floater fleet revenues and jackup fleet revenues of $57.2 million and $0.6 million, respectively.
The $57.2 million revenue decrease in our floater fleet for the six months ended June 30, 2020 is attributable to a $51.4 million decrease mainly due to fewer operating days on two rigs, the Noble Bully II, which completed its contract in late 2019, and the Noble Clyde Boudreaux, which saw time between contracts. This decrease was partially offset by an increase of $8.4 million primarily due to the Noble Sam Croft returning to service following its reactivation near the end of the three months ended March 31, 2019. Floater fleet revenue was also impacted by a decline in dayrates of $35.0 million as the legacy contract for the Noble Don Taylor and the legacy assignment for the Noble Globetrotter I were completed in early 2019. These revenue reductions were partially offset by a $20.8 million increase in revenues associated with an increase in dayrates on various other rigs.

The $0.6 million revenue decrease in our jackup fleet for the six months ended June 30, 2020 is attributable to a $42.4 million decrease due to fewer operating days on the Noble Regina Allen and the Noble Scott Marks contract being suspended in May 2020 for a period of up to 12 months, as well as the Noble Sam Hartley, the Noble Houston Colbert, the Noble Joe Beall, the Noble Sam Turner, and the Noble Hans Deul all completing contracts in early 2020. This decrease was partially offset by an increase in revenue of $26.3 million primarily due to increased operating days on the Noble Tom Prosser, as well as the Noble Johnny Whitstine and the Noble Joe Knight being placed into service for the first time in 2019. There was also an increase in revenue of $19.4 million associated with higher dayrates on various other rigs partially offset by a $3.9 million decrease in dayrates on various rigs, including the Noble Roger Lewis, which operated under either a special standby rate or lower dayrate due to the effects of the ongoing COVID-19 pandemic.
Operating Costs and Expenses. Contract drilling services costs decreased $35.3 million for the six months ended June 30, 2020 as compared to the same period of 2019. The primary cost decreases were due to: (i) a $40.3 million decrease in repair and maintenance activity, mobilization expenses, and personnel-related expenses across our active fleet in 2020 compared to 2019, (ii) a $10.7 million decrease due to rigs that had fewer operating days or were idled, and (iii) a $3.6 million decrease due to the Noble Joe Beall being retired during the first quarter of 2020. These decreases were partially offset by: (i) an $8.7 million increase in expenses due to the Noble Joe Knight commencing operations in September 2019 and (ii) a $3.7 million increase in expenses on the Noble Don Taylor and the Noble Houston Colbert due to higher customer required personnel and additional mobilization amortization in 2020. Due to the effects of the ongoing COVID-19 pandemic, we experienced a $4.0 million increase primarily in labor expenses across our fleet in 2020.
Depreciation and amortization decreased $25.5 million for the six months ended June 30, 2020 as compared to the same period of 2019. The decline was due to the effect of rig impairments during 2019.
Loss on Impairments. We recorded a loss on impairment of $1,119.5 million for the six months ended June 30, 2020. We evaluate our property and equipment for impairment whenever there are changes in facts that suggest the value of the asset is not recoverable. Based upon our impairment analysis, we impaired the carrying value to estimated fair value for the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day and certain capital spare equipment. For additional information, see “Note 9— Loss on Impairment” to our condensed consolidated financial statements. There were no impairments recorded during the six months ended June 30, 2019.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses decreased $41.4 million during the six months ended June 30, 2020 as compared to the same period of 2019, primarily as a result of a reduction to Noble-UK’s ongoing litigation charge of $53.5 million, partially offset by an increase in Noble-Cayman’s ongoing litigation charge of $7.5 million and an increase in legal and professional fees.
Pre-Petition Charges. Noble-UK incurred $10.5 million of pre-petition charges during the six months ended June 30, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys, financial advisors and other professional fees incurred in connection with the Chapter 11 Cases.
Interest Expense. Interest expense decreased $1.9 million during the six months ended June 30, 2020 as compared to the same period of 2019. This decrease was primarily due to the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases in early 2019. This decrease was offset by the issuance of the 2019 Seller Loan (as defined herein) in early 2019 and the borrowing on our 2015 Credit Facility and our 2017 Credit Facility throughout 2019 and 2020. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit increased by $229.9 million for the six months ended June 30, 2020 as compared to the same period of 2019. Excluding the tax impact of extraordinary items consisting of a gain on debt extinguishment of $6.6 million and the settlement of the uncertain tax positions related to the 2010-2011 US tax audit of $33.7 million for the same period of 2019, and the tax effect from asset impairments of $95.6 million, the tax impact of the application of the CARES Act of $42.6 million, a non-US reserve release due to a statute expiration of $4.6 million and the settlement of the uncertain tax positions related to the 2012- 2017 US tax audit of $111.9 million from the current period, our tax benefit increased by $2.2 million. The increase is primarily a result of the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources

Chapter 11 Cases

On the Petition Date, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy

Code and the orders of the Bankruptcy Court. See “Outlook” and “Note 1— Organization and Basis of Presentation” to our condensed consolidated financial statements for additional information.

COVID-19 and Market Conditions
The COVID-19 pandemic and related mitigation efforts have had, and continue to have, a material negative impact on our business and results of operation. See “Outlook”. Such conditions had, and are expected to continue to have, a substantially adverse impact on our ability to generate cash flows from operations, access capital markets on acceptable terms or at all and our future ability to borrow under our 2017 Credit Facility. In addition, the effects of such global events have negatively impacted our liquidity and required us to review our allocation or sources of capital, implement cost reduction measures and change our financial strategy.
CARES Act
On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 NOLs, accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with ASC Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization. In July 2020, we received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
Overview
Net cash provided by operating activities was $48.3 million for the six months ended June 30, 2020 and net cash used in operating activities was $7.5 million for the six months ended June 30, 2019. The increase in net cash provided by operating activities for the six months ended June 30, 2020 was primarily attributable to improvements in cash flows from operating assets and liabilities. We had negative working capital of $3.8 billion at June 30, 2020 and $94.8 million at December 31, 2019.
Net cash used in investing activities for the six months ended June 30, 2020 was $69.1 million as compared to $143.0 million for the six months ended June 30, 2019. The variance primarily relates to the purchase of the Noble Joe Knight and the preparation of the Noble Johnny Whitstine to commence operations for its contract in the three months ended June 30, 2019.
Net cash provided by financing activities for the six months ended June 30, 2020 was $107.4 million and net cash used in financing activities was $70.4 million for the six months ended June 30, 2019. The variance primarily relates to higher borrowings of $110.0 million in the current period as compared to net repayments of $50.0 million in the three months ended June 30, 2019.
In March 2019, we completed cash tender offers for the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2024 Notes. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using borrowings under the 2015 Credit Facility and cash on hand.
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
There is substantial uncertainty as to whether we will be able to fund these cash flow needs with cash generated by our operations, cash on hand, and potential issuances of equity or long-term debt. Given the filing of the Chapter 11 Cases, we are no longer able to borrow any amounts under the 2017 Credit Facility. To adequately cover our expected cash flow needs, we may require capital in excess of the amount available to us, and we may seek additional sources of liquidity and/or delay or cancel certain discretionary capital expenditures or other payments as necessary. However, there is substantial risk that additional financing sources will not be available to us, or not available on reasonable terms, which would further materially adversely affect our financial condition, results of operations, growth and future prospects.

Capital Expenditures
Capital expenditures totaled $65.4 million and $200.7 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures during the first six months of 2020 consisted of the following:

•	$29.4 million for sustaining capital;

•	$10.5 million in major projects, including subsea and other related projects; and

•	$25.5 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for 2020 is expected to range between $165.0 million and $175.0 million, of which we anticipate between $50 million to $60 million will be reimbursed by our customers.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time. If one of these opportunities presents itself during the Chapter 11 Cases, it would be subject to approval by the Bankruptcy Court. Other factors that could cause actual capital expenditures to materially exceed plan include delays and cost overruns in shipyards (including costs attributable to labor shortages), shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, changes in governmental regulations and requirements, possible refurbishment and reactivation of rigs and changes in design criteria or specifications during repair or construction.
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
At our 2020 Annual General Meeting, shareholders authorized our Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at current nominal value of $0.01 per share). The authority to allot shares will expire at the end of our 2021 Annual General Meeting unless we seek an extension from shareholders at that time. Other than shares issued to our directors under our Noble Corporation plc 2017 Director Omnibus Plan, the authority was not used to allot shares during the six months ended June 30, 2020.
Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the six months ended June 30, 2020, we did not repurchase any of our shares.
Credit Facilities
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a new senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed an amendment to our 2017 Credit Facility (the “First Amendment to the 2017 Credit Facility”), which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019. Prior to the filing of the Chapter 11 Cases, borrowings under the 2017 Credit Facility were subject to certain conditions precedent to advance loans. The First Amendment to the 2017 Credit Facility added a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the $300.0 million Liquidity (as defined in the First Amendment to the 2017 Credit Facility) covenant (the “Minimum Liquidity Covenant”) not exceed the amount of the Indenture Secured Debt Basket (as defined in the First Amendment to the 2017 Credit Facility) at the time of each borrowing. The First Amendment to the 2017 Credit Facility also replaced the debt to capitalization ratio financial covenant with a Senior Guaranteed Indebtedness to Adjusted EBITDA (each as defined in the First Amendment to the 2017 Credit Facility) ratio financial covenant, as described below.

Prior to the filing of the Chapter 11 Cases, the 2017 Credit Facility was scheduled to mature in January 2023. Borrowings were available for working capital and other general corporate purposes. The 2017 Credit Facility provided for a letter of credit sub-facility in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. The 2017 Credit Facility has provisions that vary the applicable interest rates for borrowings based upon our debt ratings. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At June 30, 2020, the interest rates in effect under the 2017 Credit Facility were the highest permitted interest rates under that agreement. We also pay a commitment fee under the 2017 Credit Facility on the daily unused amount of the underlying commitments, which varies depending on our credit ratings.
The maximum aggregate amount of commitments under the 2017 Credit Facility on June 30, 2020 was $1.3 billion with approximately $275.6 million available to borrow. In April 2020, we borrowed $100.0 million under the 2017 Credit Facility to pay down our indebtedness under the Seller Loans (as defined herein) as further described below. At June 30, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility. At June 30, 2020, we had $7.5 million of letters of credit issued under the 2017 Credit Facility and an additional $7.5 million in letters of credit and surety bonds issued under unsecured bilateral arrangements.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and our 2017 Credit Facility. As a result, we are no longer able to borrow any amounts under our 2017 Credit Facility. In addition, the principal and interest due under our indentures and the 2017 Credit Facility became immediately due and payable, and therefore have been presented as “Current maturities of long-term debt” in our unaudited Condensed Consolidated Balance Sheet at June 30, 2020. However, any efforts to enforce such payment obligations are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See “Note 1— Organization and Basis of Presentation” to our condensed consolidated financial statements for additional information.
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
Upon completion of our financial statements for the quarter ended March 31, 2020, we would have exceeded the debt to total capitalization ratio requirement under the Seller Loans. In April 2020, the Company agreed with the lender under the Seller Loans to pay off 85% of the outstanding principal amount of the Seller Loans in exchange for a discount to the outstanding loan balance. On April 20, 2020, the Company made a payment of $48.1 million under the 2019 Seller Loan and $53.6 million under the 2018 Seller Loan, and, upon the lender’s receipt of such payment, interest ceased accruing, and the financial covenants set forth in the agreements relating to the Seller Loans ceased to apply. As a result of such early repayment, we avoided a default under the Seller Loans, and the discount was agreed upon prior to any default. On July 20, 2020, at the conclusion of the 90-day period following the payment date, all outstanding amounts were reduced to zero, all security was released, and the Seller Loans were terminated.
As a result of the early repayment of the Seller Loans, we recognized a loss of approximately $0.6 million in the three and six months ended June 30, 2020. The aggregate principal balance subject to final release as long as certain events specified in the related deed of release did not occur within the 90-day period following the payment date was $17.8 million, which represents the deferred gain upon debt extinguishment. The recognition of the debt extinguishment gain was deferred and is currently reflected in the Seller Loan principal balance as of June 30, 2020.
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
Covenants
At June 30, 2020, the 2017 Credit Facility contained certain financial covenants applicable to NHUK and its subsidiaries, including (i) a covenant that limits our ratio of Senior Guaranteed Indebtedness to Adjusted EBITDA as of the last day of each fiscal quarter, with such ratio not being permitted to exceed 4.0 to 1.0 for the fiscal quarters ending September 30, 2019 through December 31, 2020, 3.5 to 1.0 for the fiscal quarters ending March 31, 2021 through December 31, 2021 and 3.0 to 1.0 for the fiscal quarters ending March 31, 2022 and thereafter, (ii) the Minimum Liquidity Covenant, (iii) a covenant that the ratio of the Rig Value (as defined in the 2017 Credit Facility) of Marketed Rigs (as defined in the 2017 Credit Facility) to the sum of commitments under the 2017 Credit Facility plus indebtedness for borrowed money of the borrowers and guarantors, in each case, that directly own Marketed Rigs, is not less than 3:00 to 1:00 at the end of each fiscal quarter and (iv) a covenant that the ratio of (A) the Rig Value of the Closing Date Rigs (as defined in the 2017 Credit Facility) that are directly wholly owned by the borrowers and guarantors to (B) the Rig Value of the Closing Date Rigs owned by NHUK, subsidiaries of NHUK and certain local content affiliates, is not less than 80% at the end of each fiscal quarter (such covenants described in (iii) and (iv) of this paragraph, the “Guarantor Ratio Covenants”). At June 30, 2020, the 2017 Credit Facility also included restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, the aggregate amount of Available Cash (as defined in the 2017 Credit Facility) would exceed $200.0 million and a requirement that any amounts drawn under the 2017 Credit Facility plus any undrawn amounts needed to cause us to be in compliance with the Minimum Liquidity Covenant not exceed the amount of the Indenture Secured Debt Basket at the time of each borrowing. The Indenture Secured Debt Basket is fully defined in the credit agreement governing the 2017 Credit Facility but is generally calculated as 15% of Consolidated Net Tangible Assets of Noble-Cayman minus other secured debt excluding Permitted Liens (as defined in the 2017 Credit Facility) such as those connected to the Seller Loans. Commitments under the 2017 Credit Facility total $1.3 billion; however, prior to the filing of the Chapter 11 Cases, the maximum availability was constrained by the Indenture Secured Debt Basket. In addition, a certain amount of commitments is required to remain unused to satisfy the Minimum Liquidity Covenant. As of June 30, 2020, we had $545.0 million of borrowings and $7.5 million of letters of credit outstanding under the 2017 Credit Facility, and we would have been able to borrow a maximum of an additional approximately $275.6 million thereunder.
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
In addition to the covenants from the 2017 Credit Facility and the 2026 Notes described above and the covenants from the Seller Loans described under “—Seller Loans” above, the indentures governing our outstanding senior notes contain covenants that place restrictions on certain merger and consolidation transactions, unless we are the surviving entity or the other party assumes the obligations under the indenture, and on the ability to sell or transfer all or substantially all of our assets. There are also restrictions on incurring or assuming certain liens and on entering into sale and lease-back transactions.
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
The filing of the Chapter 11 Cases constituted events of default that accelerated our obligations under and the indentures governing our outstanding senior notes and our 2017 Credit Facility. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the 2017 Credit Facility. Interest on borrowings under our 2017 Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. Borrowings under the 2017 Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. At June 30, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility, plus $7.5 million of letters of credit.
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
We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $816.2 million and $2.2 billion at June 30, 2020 and December 31, 2019, respectively. The decrease in the fair value of debt relates to changes in market perceptions of our credit risk, partially offset by draws on our 2017 Credit Facility.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during the six months ended June 30, 2020.
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
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble-UK, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble-UK’s disclosure controls and procedures were effective as of June 30, 2020. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble-Cayman, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of June 30, 2020. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in Noble-UK’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble-UK.
There were no changes in Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble-Cayman.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 13— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and the other information presented in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected; however, the potential effects of the recent and ongoing outbreak of COVID-19 discussed below could potentially also impact most of those risks.
The recent and ongoing outbreak of COVID-19 has had, and will likely continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers.
The COVID-19 pandemic and related mitigation efforts have had, and continue to have, a material negative impact on our business and results of operations and disruption to the operations of our business partners, suppliers and customers.
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
The global mitigation efforts associated with preventing the spread of COVID-19 also resulted in airlines dramatically cutting back on flights and has reduced the number of cars on the road. Consequently, there has also been a reduction in the demand for oil. In addition, the dispute over production levels among the OPEC+ members, and Saudi Arabia’s and Russia’s subsequent efforts to gain market share by aggressively increasing production, rapidly contributed to a substantial surplus in the supply of oil. Even though the OPEC+ members subsequently reached an agreement to cut production, the surplus has continued.

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
The factors described above have had, and continue to have, a material negative impact on our business, operations and financial condition and have raised substantial doubt about our ability to continue as a going concern. We cannot predict when this negative impact will end, or whether it may worsen.
Risks Related to Our Chapter 11 Cases
We are subject to the risks and uncertainties associated with the Chapter 11 Cases.
During the Chapter 11 Cases, we plan to continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code. As a consequence of filing the Chapter 11 Cases, our operations, including our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

•	our ability to successfully develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases;

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;

•	the possibility that actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases may be inconsistent with our plans;

•	the high costs of bankruptcy proceedings and related fees;

•
our ability to obtain acceptable and sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing;

•	our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; and

•	the possibility that the Chapter 11 Cases will disrupt or impede our operations.
Delays in the Chapter 11 Cases increase the risks of our inability to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.
These risks and uncertainties could affect our business and operations in various ways. For example, negative publicity associated with the Chapter 11 Cases could adversely affect our relationships with our vendors, suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. In particular, critical suppliers, vendors and customers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause them to, among other things, renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. In addition, certain transactions may also require the consent of lenders under any subsequent debtor-in-possession financing. Also, during the pendency of the Chapter 11 Cases, we will need the prior approval of the Bankruptcy Court for certain transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Further, so long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort dealing with the restructuring while at the same time attending to our business operations. Additionally, losses of key personnel or erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Cases may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Operating under Chapter 11 of the Bankruptcy Code may restrict our ability to pursue our business strategies.
 Under Chapter 11 of the Bankruptcy Code, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
If we are not able to obtain confirmation of a Chapter 11 plan, or if current liquidity is insufficient or exit financing is not available, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.
In order to successfully emerge from Chapter 11 bankruptcy protection, we must obtain confirmation of a Chapter 11 plan by the Bankruptcy Court. If confirmation by the Bankruptcy Court does not occur, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.
There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.
Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to change substantially our capital structure;

•	our ability to obtain adequate liquidity and access financing sources;

•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;

•	our ability to retain key employees; and

•	the overall strength and stability of general economic conditions and the financial and oil and gas industries, both in the U.S. and in global markets.
 The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, earnings, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be entirely accurate. The forecasts may be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
As a result of the Chapter 11 Cases, the realization of our assets and liquidation of our liabilities are subject to uncertainty, and our historical financial information will not be indicative of our future financial performance.
If a chapter 11 plan is ultimately confirmed by the Bankruptcy Court, our capital structure will likely be significantly altered under such plan (whether or not following a sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code). Under fresh-start reporting rules that may apply to us upon the effective date of a chapter 11 plan, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a chapter 11 plan could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may seek a sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code in conjunction with, or instead of, a chapter 11 plan. Any sales or disposals of assets and liquidations or settlements of liabilities may be for amounts other than those reflected in our consolidated financial statements. In connection with the Chapter 11 Cases, the development of a plan of reorganization and/or sale of our business or certain of our material assets pursuant to Section 363 of the Bankruptcy Code, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such sales, disposals, liquidations, settlements or charges could be material to our consolidated financial position and results of operations in any given period.
We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to confirmation of a plan of reorganization. With few exceptions, all claims against the Debtors that arose prior to the commencement of the bankruptcy proceedings or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Subject to the terms of the plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
 The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of corporate management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
 During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations. The loss of the services of any members of our senior management could impair our ability to execute our strategy and, as a result, could have a material adverse effect on our financial condition and results of operations.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether our ordinary shares will be cancelled or if holders of such ordinary shares will receive any distribution with respect to, or be able to recover any portion of, their investments.
We have a significant amount of indebtedness that is senior to our ordinary shares in our capital structure. It is unclear at this stage of the Chapter 11 Cases if any plan of reorganization would allow for distributions with respect to our ordinary shares and other outstanding equity interests. It is possible that these equity interests may be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding ordinary shares would have no value. Trading prices for our ordinary shares are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
We have received notice of the New York Stock Exchange (“NYSE”) determining to commence proceedings to delist our ordinary shares. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.
As a consequence of the Chapter 11 Case, on July 31, 2020, the NYSE suspended trading in our ordinary shares at the market opening. We received written notice from the NYSE that it had determined to commence proceedings to delist our ordinary shares because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D as a result of the filing of the Chapter 11 Cases. Since August 4, 2020, our ordinary shares have been quoted on the OTC Pink Open Market under the symbol “NEBLQ.” We can provide no assurance that our ordinary shares will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our ordinary shares on this market, whether the trading volume of our ordinary shares will be sufficient to provide for an efficient trading market or whether quotes for our ordinary shares will continue on this market in the future. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our ordinary shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended June 30, 2020 there were no repurchases by Noble-UK of its shares.
Item 3. Defaults Upon Senior Securities

The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under each of the Company’s debt agreements. As a result, we are no longer able to borrow any amounts under our 2017 Credit Facility. In addition, the principal and interest due under our outstanding senior notes, which comprise the 2020 Notes, the 2021 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes, the 2026 Notes, the 2040 Notes, the 2041 Notes, the 2042 Notes and the 2045 Notes, and the 2017 Credit Facility became immediately due and payable. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. For additional information on the Chapter 11 Cases, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Outlook— Chapter 11 Proceedings, Liquidity and Going Concern” included in Part I of this Quarterly Report on Form 10-Q and “Note 1— Organization and Basis of Presentation,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Exhibit

2.1
Merger Agreement, dated as of June 30, 2013, between Noble Corporation, a Swiss corporation (“Noble-Swiss”), and Noble Corporation Limited (filed as Exhibit 2.1 to Noble-Swiss’ Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference).

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

10.1*
Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of May 21, 2020 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on May 27, 2020 and incorporated herein by reference).

10.2*
Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of June 26, 2020 (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on July 2, 2020 and incorporated herein by reference).

10.3*	Noble Corporation plc 2020 Short-Term Incentive Plan, amended and restated effective as of July 1, 2020.

10.4*	Noble Corporation plc 2020 Other Cash Award Plan, effective as of July 1, 2020.

22	List of Guarantor Subsidiaries.

31.1	Certification of Robert W. Eifler, Noble-UK, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert W. Eifler, Noble-Cayman, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Richard B. Barker, Noble-UK, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Noble-Cayman, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble-UK, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

32.2+	Certification of Robert W. Eifler, Noble-Cayman, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble-UK, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Noble-Cayman, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________

*	Management contract or compensatory plan or arrangement.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Richard B. Barker	August 7, 2020
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 7, 2020
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	August 7, 2020
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 7, 2020
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date