Form 10-Q
period 2020-09-30
Noble Corp plc; NOBLE CORP
filed 2020-11-05
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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
13135 Dairy Ashford, Suite 800, Sugar Land, Texas, 77478
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100

10 Brook Street
London, England W1S 1BG
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares outstanding and trading at November 3, 2020: Noble Corporation plc - 251,083,973
Number of shares outstanding: Noble Corporation - 261,245,693
Noble Corporation, a Cayman Islands company and a wholly owned subsidiary of Noble Corporation plc, a public limited company incorporated under the laws of England and Wales, meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format contemplated by paragraphs (b) and (c) of General Instruction H(2) of Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$325,097	$104,621
Accounts receivable, net of allowance for credit losses of $1,069 and $1,939, respectively	167,435	198,665
Taxes receivable	42,198	59,771
Prepaid expenses and other current assets	76,456	59,050
Total current assets	611,186	422,107
Property and equipment, at cost	8,749,255	10,306,625
Accumulated depreciation	(2,317,869)	(2,572,701)
Property and equipment, net	6,431,386	7,733,924
Other assets	70,095	128,467
Total assets	$7,112,667	$8,284,498
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$62,505
Accounts payable	81,119	108,208
Accrued payroll and related costs	38,495	56,056
Taxes payable	37,922	30,715
Interest payable	—	88,047
Other current liabilities	42,047	171,397
Total current liabilities	199,583	516,928
Long-term debt	—	3,779,499
Deferred income taxes	43,147	68,201
Other liabilities	109,474	260,898
Liabilities subject to compromise	4,251,429	—
Total liabilities	4,603,633	4,625,526
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $0.01 par value, ordinary shares; 251,062 and 249,200 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	2,510	2,492
Additional paid-in capital	812,983	807,093
Retained earnings	1,752,037	2,907,776
Accumulated other comprehensive loss	(58,496)	(58,389)
Total shareholders’ equity	2,509,034	3,658,972
Total liabilities and equity	$7,112,667	$8,284,498
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues
Contract drilling services	$227,050	$259,428	$714,555	$804,746
Reimbursables and other	14,786	16,098	46,510	46,604
	241,836	275,526	761,065	851,350
Operating costs and expenses
Contract drilling services	137,180	175,929	442,479	516,522
Reimbursables	13,369	13,779	41,387	38,555
Depreciation and amortization	90,606	112,755	283,652	333,481
General and administrative	15,662	17,565	106,504	149,816
Pre-petition charges	3,894	—	14,409	—
Loss on impairment	—	595,510	1,119,517	595,510
	260,711	915,538	2,007,948	1,633,884
Operating loss	(18,875)	(640,012)	(1,246,883)	(782,534)
Other income (expense)
Interest expense, net of amounts capitalized	(23,427)	(68,991)	(164,586)	(208,211)
Gain (loss) on extinguishment of debt, net	17,847	(650)	17,254	30,616
Interest income and other, net	7,872	(144)	8,546	4,222
Reorganization items, net	(9,014)	—	(9,014)	—
Loss from continuing operations before income taxes	(25,597)	(709,797)	(1,394,683)	(955,907)
Income tax benefit (provision)	(25,271)	2,845	238,944	37,162
Net loss from continuing operations	(50,868)	(706,952)	(1,155,739)	(918,745)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss	(50,868)	(706,952)	(1,155,739)	(922,566)
Net income attributable to noncontrolling interests	—	262,081	—	254,846
Net loss attributable to Noble Corporation plc	$(50,868)	$(444,871)	$(1,155,739)	$(667,720)
Net loss attributable to Noble Corporation plc
Net loss from continuing operations	$(50,868)	$(444,871)	$(1,155,739)	$(663,899)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss attributable to Noble Corporation plc	$(50,868)	$(444,871)	$(1,155,739)	$(667,720)
Per share data
Basic:
Loss from continuing operations	$(0.20)	$(1.79)	$(4.61)	$(2.66)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.20)	$(1.79)	$(4.61)	$(2.68)

Diluted:
Loss from continuing operations	$(0.20)	$(1.79)	$(4.61)	$(2.66)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.20)	$(1.79)	$(4.61)	$(2.68)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(50,868)	$(706,952)	$(1,155,739)	$(922,566)
Other comprehensive income (loss)
Foreign currency translation adjustments	863	(1,054)	(1,812)	(952)
Amortization of deferred pension plan amounts (net of tax provision of $150 and $145 for the three months ended September 30, 2020 and 2019, respectively, and $450 and $436 for the nine months ended September 30, 2020 and 2019, respectively)	569	549	1,705	1,648
Other comprehensive income (loss), net	1,432	(505)	(107)	696
Net comprehensive loss attributable to noncontrolling interests	—	262,081	—	254,846
Comprehensive loss attributable to Noble Corporation plc	$(49,436)	$(445,376)	$(1,155,846)	$(667,024)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,155,739)	$(922,566)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	283,652	333,481
Loss on impairment	1,119,517	595,510
Gain on extinguishment of debt, net	(17,254)	(30,616)
Reorganization items, net	(11,531)	—
Deferred income taxes	6,825	(13,688)
Amortization of share-based compensation	7,352	10,422
Other costs, net	(53,179)	66,276
Changes in components of working capital:
Change in taxes receivable	29,581	(12,379)
Net changes in other operating assets and liabilities	27,442	(57,914)
Net cash provided by (used in) operating activities	236,666	(31,474)
Cash flows from investing activities
Capital expenditures	(112,603)	(222,587)
Proceeds from disposal of assets, net	1,428	9,430
Net cash used in investing activities	(111,175)	(213,157)
Cash flows from financing activities
Borrowings on credit facilities	210,000	455,000
Repayments of credit facilities	—	(20,000)
Repayments of debt	(101,132)	(400,000)
Debt issuance costs	—	(1,092)
Dividends paid to noncontrolling interests	—	(25,109)
Cash paid to settle equity awards	(1,010)	—
Taxes withheld on employee stock transactions	(417)	(2,779)
Net cash provided by financing activities	107,441	6,020
Net increase (decrease) in cash, cash equivalents and restricted cash	232,932	(238,611)
Cash, cash equivalents and restricted cash, beginning of period	105,924	375,907
Cash, cash equivalents and restricted cash, end of period	$338,856	$137,296

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at June 30, 2019	249,155	$2,492	$704,511	$3,385,517	$(55,871)	$391,100	$4,427,749
Employee related equity activity
Amortization of share-based compensation	—	—	2,511	—	—	—	2,511
Issuance of share-based compensation shares	36	—	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(18)	—	—	—	(18)
Net loss	—	—	—	(444,871)	—	(262,081)	(706,952)
Dividends paid to noncontrolling interests	—	—	—	—	—	(7,571)	(7,571)
Other comprehensive loss, net	—	—	—	—	(505)	—	(505)
Balance at September 30, 2019	249,191	$2,492	$707,004	$2,940,646	$(56,376)	$121,448	$3,715,214

Balance at June 30, 2020	251,041	$2,510	$811,483	$1,802,905	$(59,928)	$—	$2,556,970
Employee related equity activity
Amortization of share-based compensation	—	—	1,500	—	—	—	1,500
Issuance of share-based compensation shares	21	—	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	—	—	—	—	—
Net loss	—	—	—	(50,868)	—	—	(50,868)
Other comprehensive income, net	—	—	—	—	1,432	—	1,432
Balance at September 30, 2020	251,062	$2,510	$812,983	$1,752,037	$(58,496)	$—	$2,509,034
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2018	246,794	$2,468	$699,409	$3,608,366	$(57,072)	$401,403	$4,654,574
Employee related equity activity
Amortization of share-based compensation	—	—	10,422	—	—	—	10,422
Issuance of share-based compensation shares	2,397	24	(24)	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(2,803)	—	—	—	(2,803)
Net loss	—	—	—	(667,720)	—	(254,846)	(922,566)
Dividends paid to noncontrolling interests	—	—	—	—	—	(25,109)	(25,109)
Other comprehensive income, net	—	—	—	—	696	—	696
Balance at September 30, 2019	249,191	$2,492	$707,004	$2,940,646	$(56,376)	$121,448	$3,715,214

Balance at December 31, 2019	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$—	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	6,342	—	—	—	6,342
Issuance of share-based compensation shares	1,862	18	(17)	—	—	—	1
Shares withheld for taxes on equity transactions	—	—	(435)	—	—	—	(435)
Net loss	—	—	—	(1,155,739)	—	—	(1,155,739)
Other comprehensive loss, net	—	—	—	—	(107)	—	(107)
Balance at September 30, 2020	251,062	$2,510	$812,983	$1,752,037	$(58,496)	$—	$2,509,034

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$325,090	$104,575
Accounts receivable, net of allowance for credit losses of $1,069 and $1,939, respectively	167,435	198,665
Accounts receivable from affiliates	30,931	—
Taxes receivable	42,198	59,771
Prepaid expenses and other current assets	49,213	57,890
Total current assets	614,867	420,901
Property and equipment, at cost	8,749,255	10,306,625
Accumulated depreciation	(2,317,869)	(2,572,701)
Property and equipment, net	6,431,386	7,733,924
Other assets	70,095	128,467
Total assets	$7,116,348	$8,283,292
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$62,505
Accounts payable	68,521	107,985
Accrued payroll and related costs	38,457	56,065
Taxes payable	37,922	30,715
Interest payable	—	88,047
Other current liabilities	42,046	71,397
Total current liabilities	186,946	416,714
Long-term debt	—	3,779,499
Deferred income taxes	43,147	68,201
Other liabilities	109,474	260,898
Liabilities subject to compromise	4,165,725	—
Total liabilities	4,505,292	4,525,312
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $0.10 par value, ordinary shares; 261,246 shares outstanding as of September 30, 2020 and December 31, 2019	26,125	26,125
Capital in excess of par value	764,897	757,545
Retained earnings	1,878,530	3,032,699
Accumulated other comprehensive loss	(58,496)	(58,389)
Total shareholders’ equity	2,611,056	3,757,980
Total liabilities and equity	$7,116,348	$8,283,292
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues
Contract drilling services	$227,050	$259,428	$714,555	$804,746
Reimbursables and other	14,786	16,098	46,510	46,604
	241,836	275,526	761,065	851,350
Operating costs and expenses
Contract drilling services	136,975	175,563	441,485	514,871
Reimbursables	13,369	13,779	41,387	38,555
Depreciation and amortization	90,236	112,175	282,385	331,485
General and administrative	6,503	8,832	30,806	25,099
Loss on impairment	—	595,510	1,119,517	595,510
	247,083	905,859	1,915,580	1,505,520
Operating loss	(5,247)	(630,333)	(1,154,515)	(654,170)
Other income (expense)
Interest expense, net of amounts capitalized	(23,427)	(68,991)	(164,586)	(208,211)
Gain (loss) on extinguishment of debt, net	17,847	(650)	17,254	30,616
Interest income and other, net	7,871	(149)	8,536	4,217
Reorganization items, net	(49,974)	—	(49,974)	—
Loss from continuing operations before income taxes	(52,930)	(700,123)	(1,343,285)	(827,548)
Income tax benefit (provision)	(25,272)	2,845	238,944	37,162
Net loss from continuing operations	(78,202)	(697,278)	(1,104,341)	(790,386)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss	(78,202)	(697,278)	(1,104,341)	(794,207)
Net income attributable to noncontrolling interests	—	262,081	—	254,846
Net loss attributable to Noble Corporation	$(78,202)	$(435,197)	$(1,104,341)	$(539,361)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(78,202)	$(697,278)	$(1,104,341)	$(794,207)
Other comprehensive income (loss)
Foreign currency translation adjustments	863	(1,054)	(1,812)	(952)
Amortization of deferred pension plan amounts (net of tax provision of $150 and $145 for the three months ended September 30, 2020 and 2019, respectively, and $450 and $436 for the nine months ended September 30, 2020 and 2019, respectively)	569	549	1,705	1,648
Other comprehensive income (loss), net	1,432	(505)	(107)	696
Net comprehensive loss attributable to noncontrolling interests	—	262,081	—	254,846
Comprehensive loss attributable to Noble Corporation	$(76,770)	$(435,702)	$(1,104,448)	$(538,665)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,104,341)	$(794,207)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	282,385	331,485
Loss on impairment	1,119,517	595,510
Gain on extinguishment of debt, net	(17,254)	(30,616)
Reorganization items, net	49,969	—
Deferred income taxes	6,825	(13,688)
Amortization of share-based compensation	7,352	10,386
Other costs, net	(99,679)	(33,724)
Changes in components of working capital:
Change in taxes receivable	29,581	(12,379)
Net changes in other operating assets and liabilities	(2,258)	(56,773)
Net cash provided by (used in) operating activities	272,097	(4,006)
Cash flows from investing activities
Capital expenditures	(112,603)	(222,587)
Proceeds from disposal of assets, net	1,428	9,430
Net cash used in investing activities	(111,175)	(213,157)
Cash flows from financing activities
Borrowings on credit facilities	210,000	455,000
Repayments of credit facilities	—	(20,000)
Repayments of debt	(101,132)	(400,000)
Debt issuance costs	—	(1,092)
Dividends paid to noncontrolling interests	—	(25,109)
Distributions to parent company, net	(49,829)	(29,441)
Net cash provided by (used in) financing activities	59,039	(20,642)
Net increase (decrease) in cash, cash equivalents and restricted cash	219,961	(237,805)
Cash, cash equivalents and restricted cash, beginning of period	105,878	375,050
Cash, cash equivalents and restricted cash, end of period	$325,839	$137,245

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at June 30, 2019	261,246	$26,125	$654,969	$3,511,482	$(55,871)	$391,100	$4,527,805
Distributions to parent company, net	—	—	—	(9,157)	—	—	(9,157)
Capital contribution by parent - share-based compensation	—	—	2,499	—	—	—	2,499
Net loss	—	—	—	(435,197)	—	(262,081)	(697,278)
Dividends paid to noncontrolling interests	—	—	—		—	(7,571)	(7,571)
Other comprehensive loss, net	—	—	—	—	(505)	—	(505)
Balance at September 30, 2019	261,246	$26,125	$657,468	$3,067,128	$(56,376)	$121,448	$3,815,793

Balance at June 30, 2020	261,246	$26,125	$763,397	$1,970,710	$(59,928)	$—	$2,700,304
Distributions to parent company, net	—	—	—	(13,978)	—	—	(13,978)
Capital contribution by parent - share-based compensation	—	—	1,500	—	—	—	1,500
Net loss	—	—	—	(78,202)	—	—	(78,202)
Other comprehensive income, net	—	—	—	—	1,432	—	1,432
Balance at September 30, 2020	261,246	$26,125	$764,897	$1,878,530	$(58,496)	$—	$2,611,056
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2018	261,246	$26,125	$647,082	$3,635,930	$(57,072)	$401,403	$4,653,468
Distributions to parent company, net	—	—	—	(29,441)	—	—	(29,441)
Capital contribution by parent - share-based compensation	—	—	10,386	—	—	—	10,386
Net loss	—	—	—	(539,361)	—	(254,846)	(794,207)
Dividends paid to noncontrolling interests	—	—	—	—	—	(25,109)	(25,109)
Other comprehensive income, net	—	—	—	—	696	—	696
Balance at September 30, 2019	261,246	$26,125	$657,468	$3,067,128	$(56,376)	$121,448	$3,815,793

Balance at December 31, 2019	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$—	$3,757,980
Distributions to parent company, net	—	—	—	(49,828)	—	—	(49,828)
Capital contribution by parent - share-based compensation	—	—	7,352	—	—	—	7,352
Net loss	—	—	—	(1,104,341)	—	—	(1,104,341)
Other comprehensive loss, net	—	—	—	—	(107)	—	(107)
Balance at September 30, 2020	261,246	$26,125	$764,897	$1,878,530	$(58,496)	$—	$2,611,056
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of September 30, 2020, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups.
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
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
The offshore drilling industry experienced a significant expansion from the early 2000s to the mid-2010s, during which time the Company constructed or rebuilt each rig in our current fleet and incurred a substantial amount of debt in connection therewith. Since that time, the industry has experienced a significant sustained reduction in oil prices and a substantial increase in offshore rig supply, which have led to an industry-wide supply and demand imbalance and an extremely challenging environment. During such period of supply and demand imbalance, we accepted contracts with dayrates and terms that were lower than anticipated when these capital projects and the associated debt were incurred. As a result, the Company has incurred significant losses since 2016 and significant impairment losses since 2014.
The challenging environment experienced through 2019 was further exacerbated in the beginning of 2020 by the novel strain of coronavirus (“COVID-19”) pandemic. The actions taken by governmental authorities around the world to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, policies of governments and companies and behaviors of customers around the world in ways that have had, and we anticipate will continue to have, a significant negative effect on oil consumption. In the first half of 2020, production level disagreements developed among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), ultimately culminating in increased production by Saudi Arabia and Russia. The convergence of these events resulted in an unprecedented steep decline in the demand for oil and a substantial surplus in the supply of oil and is expected to continue to have a severe impact on our business, operations and financial condition in various respects, including substantially reducing demand for our services.
As a result of the foregoing matters, we actively pursued a variety of transactions and cost-cutting measures during the first half of 2020, including but not limited to potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, and a potential waiver from lenders under, or amendment to, our 2017 Credit Facility (as defined herein).
Nevertheless, on July 31, 2020 (the “Petition Date”), Noble-UK and certain of its subsidiaries, including Noble-Cayman filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). Further, on September 24, 2020, six additional subsidiaries of Noble-UK (together with Noble-UK and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings are being jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). The Debtors are now operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court pursuant to sections 1107 and 1108 of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business, on August 3, 2020, the Bankruptcy Court entered a variety of orders providing “first day” relief to the Debtors, including the authority for the Debtors to continue using their cash management system, pay employee wages and benefits and pay vendors and

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

suppliers in the ordinary course of business. As of the Petition Date, the Company began applying Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC 852”).
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and under our 2017 Credit Facility. As a result, we are no longer able to borrow any amounts under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our outstanding senior notes and 2017 Credit Facility became immediately due and payable. As of September 30, 2020, the estimated claim amounts of our senior notes and the 2017 Credit Facility have been presented as “Liabilities subject to compromise” in our Condensed Consolidated Balance Sheet. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We do not have sufficient cash on hand or available liquidity to repay such outstanding debt. As of September 30, 2020, we had an aggregate outstanding principal amount of approximately $3.4 billion in senior notes with stated maturities at various times from 2020 through 2045 and $545.0 million of borrowings outstanding under our 2017 Credit Facility. We elected not to make the semiannual interest payment due in respect of our Senior Notes due 2024 (the “2024 Notes”), which was due on July 15, 2020, and have not made any interest payments on our senior notes since such date.
On the Petition Date, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, and as amended by the First Amendment thereto dated as of August 20, 2020, the “Restructuring Support Agreement”) with an ad hoc group of certain holders of approximately 70% of the aggregate outstanding principal amount of our outstanding Senior Notes due 2026 (the “Guaranteed Notes”) and an ad hoc group of certain holders of approximately 45% of the aggregate outstanding principal amount of our other outstanding senior notes, taken as a whole (the “Legacy Notes”).
The Support Date (as defined in the Restructuring Support Agreement) occurred on August 20, 2020. Based upon the occurrence of the Support Date, the Consenting Creditors (as defined in the Restructuring Support Agreement) will support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of, the Restructuring Support Agreement. The Debtors agreed to seek approval of a plan of reorganization and complete their restructuring efforts subject to the terms, conditions, and milestones contained in the Restructuring Support Agreement and otherwise comply with the terms and requirements set forth in the Restructuring Support Agreement. The Restructuring Support Agreement contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the Restructuring Support Agreement. The Restructuring Support Agreement also provides for termination by the parties upon the occurrence of certain events. See “Note 2— Chapter 11 Proceedings” for additional information.
As a result of the filing of the Chapter 11 Cases, our Board of Directors determined to cancel the Company’s share ownership policy applicable to the officers and directors, and the Company will consider an appropriate policy upon the Company’s emergence from bankruptcy.
Going Concern
Based on our evaluation of the circumstances described above, substantial doubt exists about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements, and the availability to us of adequate capital resources, are difficult to predict at this time. Notwithstanding the protections available to us under the Bankruptcy Code, if our future sources of liquidity are insufficient, we would face substantial liquidity constraints and would likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these condensed consolidated financial statements. Further, a chapter 11 plan will likely materially change the amounts and classifications of assets and liabilities reported in these condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern.

Note 2— Chapter 11 Proceedings
Restructuring Support Agreement
On the Petition Date, the Debtors entered into the Restructuring Support Agreement with an ad hoc group of certain holders of approximately 70% of the aggregate outstanding principal amount of our Guaranteed Notes and an ad hoc group of certain holders of approximately 45% of the aggregate outstanding principal amount of our Legacy Notes.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The Restructuring Support Agreement became effective on August 20, 2020, and, among other things, provides that the Consenting Creditors will support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of, the Restructuring Support Agreement. The Debtors agreed to seek approval of a plan of reorganization and complete their restructuring efforts subject to the terms, conditions, and milestones contained in the Restructuring Support Agreement and otherwise comply with the terms and requirements set forth in the Restructuring Support Agreement. The Restructuring Support Agreement contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the Restructuring Support Agreement. The Restructuring Support Agreement also provides for termination by the parties upon the occurrence of certain events.
The Consenting Creditors and other significant groups relevant to the Restructuring Support Agreement are described below:
•Ad Hoc Guaranteed Group. Refers to the ad hoc group of Priority Guaranteed Noteholders.
•Priority Guaranteed Noteholders. Refers to the beneficial holders of, or investment advisors, investment managers, managers, nominees, advisors, or subadvisors to funds that beneficially own, the Guaranteed Notes.
•Consenting Priority Guaranteed Noteholders. Refers to the Ad Hoc Guaranteed Group, together with any other holders of the Guaranteed Notes that execute a joinder to the Restructuring Support Agreement.
•Ad Hoc Legacy Group. Refers to the ad hoc group of Legacy Noteholders.
•Legacy Noteholders. Refers to the beneficial holders of, or investment advisors, investment managers, managers, nominees, advisors, or subadvisors to funds that beneficially own, the Legacy Notes.
•Consenting Legacy Noteholders. Refers to the Ad Hoc Legacy Group, together with any other holders of the Legacy Notes that execute a joinder to the Restructuring Support Agreement.
•Consenting Creditors. Refers to the Consenting Legacy Noteholders together with the Consenting Priority Guaranteed Noteholders.
Plan of Reorganization
The Company filed the Second Amended Joint Plan of Reorganization (the “Plan”) and the Disclosure Statement with respect to the Second Amended Joint Plan of Reorganization (the “Disclosure Statement”) on October 8, 2020, and additionally filed redlined solicitation versions of the Plan and the Disclosure Statement with non-material changes on October 13, 2020. On October 9, 2020, the Bankruptcy Court entered an order approving the adequacy of the Disclosure Statement and deadlines and procedures related to solicitation and confirmation of the Plan. The hearing to consider confirmation of the Plan is scheduled to commence on November 20, 2020.
If the Plan is confirmed by the Bankruptcy Court and other pertinent conditions are met including obtaining certain regulatory approvals, the Debtors would exit chapter 11 pursuant to the terms of the Plan. Under the Plan, the claims against and interests in the Debtors are organized into classes based, in part, on their respective priorities. The value of the recovery that each claim receives under the Plan is dictated by the structural seniority of the Debtor against which such claim is asserted. Thus, as a general matter, claims asserted against structurally senior Debtor Groups (as defined in the Plan) receive a more valuable recovery. In order of structural seniority, Debtor Group A is most senior, followed by Debtor Groups B, C, D, E, and F, respectively. Accordingly, the Plan provides the following treatment of claims and interests that have been determined to be impaired (capitalized terms that are not defined herein are defined in the Plan):
Except to the extent that a Holder of an Allowed Claim agrees to a less favorable treatment, in full and final satisfaction, settlement, release, and discharge of and in exchange for each and every Allowed Claim against respective Debtor Groups, Holders of the following Allowed Claims are proposed to receive the treatment set forth below, which may be subject to change based upon amendments to the Plan:
•Revolving Credit Facility Claims (Class 3A, 3D, and 3E). Each Holder of claims under the 2017 Credit Facility will receive, at the election of such Holder, (a) if such Holder elects to participate in the Exit Revolving Credit Facility, its pro rata share of: (i) the Exit Revolving Credit Facility Commitments and (ii) the Exit Revolving Credit Facility Effective Date Cash Amount; or (b) if such Holder does not elect to participate in the Exit Revolving Credit Facility, a promissory note.
•Transocean Claims (Class 5A - 5F). Each Holder will receive such treatment as set forth in Section 2.1 of the Transocean Settlement Agreement (as defined herein).
•Paragon Claims (Class 6A - 6F). Each Holder will receive such treatment as set forth in Section 2.2 of the Settlement Agreement (as defined herein).

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

•General Unsecured Claims against Debtor Group A (Class 7A). Each Holder will receive cash in the aggregate amount of such Allowed General Unsecured Claim against Debtor Group A payable in three annual installment payments, with the first payment made one year after the later of (i) the Effective Date and (ii) the date that such claim becomes Allowed.
•General Unsecured Claims against Debtor Group B (Class 7B). Each Holder will receive its pro rata share of (i) 63.5% of the ordinary shares issued by the Reorganized Parent on the Effective Date (the “Reorganized Parent Stock” or “New Shares”) (subject to dilution by the Management Incentive Plan (the “MIP”) and the Warrants, but post-dilution by the Rights Offering) and (ii) the Debtor Group B Subscription Rights.
•General Unsecured Claims against Debtor Group C (Class 7C). Each Holder will receive its pro rata share of (i) 4.1% of the Reorganized Parent Stock (subject to dilution by the MIP and the Warrants, but post-dilution by the Rights Offering), (ii) the Tranche 1 Warrants (as described below), (iii) the Tranche 2 Warrants (as described below), and (iv) the Debtor Group C Subscription Rights, provided that any General Unsecured Claim that is Allowed against both Debtor Group B and Debtor Group C will not receive a distribution with respect to Debtor Group C.
•General Unsecured Claims against Debtor Group D (Class 7D). Each Holder will receive cash in the aggregate amount of such Allowed General Unsecured Claim against Debtor Group D multiplied by the Applicable Percentage, payable in three annual installment payments, with the first payment made one year after the later of (i) the Effective Date and (ii) the date that such claim becomes Allowed.
•General Unsecured Claims against Debtor Group E (Class 7E). Each Holder’s claim will be extinguished, canceled, and discharged, with each Holder receiving no distribution on account of such claim.
•General Unsecured Claims against Debtor Group F (Class 7F). Each Holder will receive cash in the aggregate amount of such Allowed General Unsecured Claim against Debtor Group F multiplied by 16%, payable in three annual installment payments, with the first payment made one year after the later of (i) the Effective Date and (ii) the date that such claim becomes Allowed.
•Interests in Parent (Class 11F). Each Holder of allowed interests in Noble Corporation plc will receive its pro rata share of the Tranche 3 Warrants (as described below) in exchange for full and final satisfaction, settlement, release, and discharge of every allowed interest in Noble Corporation plc, provided that Class 7F votes to accept the Plan, or that there are no claims in such class.
•All the secured, tax, priority and administrative claims will be paid in full.
•All the unsecured trade claims will be either reinstated or repaid in full, except for the claims that fall into the general categories detailed above.
The Plan provides for the following new debt, other instruments, and additional terms:
•Exit Revolving Credit Facility. The Company will enter into a new exit revolving credit facility (the “Exit Revolving Credit Facility”) in an aggregate principal amount of $675.0 million secured by a first lien on substantially all assets of the reorganized Company. The Exit Revolving Credit Facility will mature five years from the Petition Date, with interest payable quarterly at LIBOR plus 4.75% per annum, subject to 0% LIBOR floor, with a step up to LIBOR plus 5.25% per annum commencing after the fourth anniversary of the Petition Date. The Exit Revolving Credit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants, and various other covenants and representations and warranties.
•Rights Offering and Backstop. The Company will issue $200.0 million in aggregate principal amount of second lien notes (the “Exit Second Lien Notes”), which will be funded pursuant to a Rights Offering of Exit Second Lien Notes and shares of Reorganized Parent Stock. The Exit Second Lien Notes will be secured by a second lien on the assets pledged under the Exit Revolving Credit Facility. The Company entered into a Backstop Commitment Agreement (the “BCA”) with the backstop parties thereto (the “Backstop Parties”) on October 12, 2020, pursuant to which the issuance of the Exit Second Lien Notes will be fully backstopped by the Ad Hoc Guaranteed Group and the Ad Hoc Legacy Group. Participation in the Rights Offering is offered to the holders of the Guaranteed Notes and the Legacy Notes as follows:
◦Subject to the Ad Hoc Guaranteed Group Holdback Notes (as defined herein), 58% of the Exit Second Lien Notes (such amount, the “Guaranteed Notes Allocation”) are offered to holders of Guaranteed Notes.
◦Subject to the Ad Hoc Legacy Group Holdback Notes (as defined herein), 42% of the Exit Second Lien Notes (such amount, the “Legacy Notes Allocation”) are offered to holders of Legacy Notes.
◦In the event of an undersubscription of the Guaranteed Notes Allocation, the Ad Hoc Legacy Group will have the exclusive right to purchase the first $6 million of Exit Second Lien Notes that are unsubscribed under the Guaranteed Notes Allocation before the Ad Hoc Guaranteed Group backstop is implemented (the “Undersubscription Rights”).

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

◦The members of the Ad Hoc Guaranteed Group will have the exclusive right and obligation to purchase 37.5% of the Guaranteed Notes Allocation (such amount, the “Ad Hoc Guaranteed Group Holdback Notes”).
◦The members of the Ad Hoc Legacy Group and certain Legacy Noteholders that participated in a joinder process to commit to fund a portion of the Rights Offering will have the exclusive right and obligation to purchase 37.5% of the Legacy Notes Allocation (such amount, the “Ad Hoc Legacy Group Holdback Notes”).
Each holder that participates in the Rights Offering in respect of the Guaranteed Notes Allocation will receive its pro rata share (based on the amount of such holder’s Guaranteed Notes claim or Undersubscription Rights, as applicable) of 17.4% of the New Shares (subject to dilution by Warrants and the MIP), and (ii) each holder that participates in the Rights Offering in respect of the Legacy Notes Allocation will receive its pro rata share (based on the amount of such holder’s Legacy Notes claim) of 12.6% of the New Shares (subject to dilution by Warrants and the MIP).
•Backstop Premium. The Ad Hoc Guaranteed Group will receive a backstop premium, paid-in-kind, of (a) Exit Second Lien Notes equal to 8% of the amount of the Guaranteed Notes Allocation and (b) New Shares. The Ad Hoc Legacy Group will receive a backstop premium, paid-in-kind, of (a) Exit Second Lien Notes equal to 8% of the amount of the Legacy Notes Allocation and (b) New Shares. The amount of New Shares provided to the above groups in respect of such backstop premiums will be equivalent to an aggregate of 2.4% of the New Shares (subject to dilution by the Warrants and the MIP). Should the BCA be terminated due to Debtor breach of contract or a specified event of default (as detailed within the BCA), the Debtors are obligated to pay the Backstop Parties a termination payment of $10.0 million in cash.
•Tranche 1 Warrants. Refers to 7-year warrants with Black Scholes protection for 12.5% of the fully diluted Reorganized Parent Stock (subject to dilution by the MIP, the Tranche 2 Warrants, and the Tranche 3 Warrants) struck at the price that would result in payment of the Guaranteed Notes in full at par plus accrued interest as of the Petition Date.
•Tranche 2 Warrants. Refers to 7-year warrants with Black Scholes protection for 12.5% of the fully diluted Reorganized Parent Stock (subject to dilution by the MIP and the Tranche 3 Warrants) struck at 120% of the price that would result in payment of the Guaranteed Notes in full at par plus accrued interest as of the Petition Date.
•Tranche 3 Warrants. Refers to 5-year warrants with no Black Scholes protection for 4% of the fully diluted Reorganized Parent Stock (subject to dilution by the MIP) struck at the price that would result in payment of the Legacy Notes in full at par plus accrued interest as of the Petition Date.
•Management Incentive Plan. A percentage of Reorganized Parent Stock equal to 10% of the Reorganized Parent Stock, on a fully diluted basis (assuming exercise of all Warrants, conversion of all outstanding convertible securities and full distribution of the MIP and all securities contemplated by the Plan), will be reserved for a MIP for grants to certain directors, managers, officers, and employees of the Reorganized Debtors on and after the Effective Date.
•Sources of Cash for Plan Distribution. All cash required for payments to be made under the Plan on the Effective Date is required to be obtained from cash on hand, proceeds of the Rights Offering, and proceeds of the Exit Revolving Credit Facility.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Typically, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Quarterly Report on Form 10-Q, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. As of September 30, 2020, the Debtors have not yet made any formal determinations regarding the assumption or rejection of any of the executory contracts or unexpired leases.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Claims Reconciliation
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each Debtor, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was set by the Bankruptcy Court as October 6, 2020 and November 13, 2020 for the initial Debtors and the additional Debtors, respectively. The governmental bar date has been set as January 27, 2021 and March 23, 2021 for the initial Debtors and the additional Debtors, respectively.
The Debtors have received approximately 1,100 proofs of claim as of November 2, 2020 for an amount of approximately $23.0 billion. Such amount includes duplicate claims across multiple Debtor legal entities. These claims will be reconciled to amounts recorded in the Debtors’ accounting records. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated, reconciled and resolved, at the direction of the Debtors, including through proceedings before the Bankruptcy Court. In addition, the Debtors will identify claims that have been amended or superseded, are without merit, are overstated or should be adjusted or expunged for other reasons. As a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the number of claims filed, the claims resolution process may continue after the Debtors emerge from bankruptcy.
Pre-petition Charges
Pre-petition charges consist primarily of legal and other professional advisory fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, and are presented as “Pre-petition charges” in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.
Reorganization Items, Net
In accordance with ASC 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are recorded under “Reorganization items, net”. The following table summarizes the components of reorganization items included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020:

	Noble-UK	Noble-Cayman
	September 30, 2020	September 30, 2020
Professional fees (1)	$20,545	$5
Write-off of debt financing costs and discount	45,469	45,469
Adjustments for estimated litigation claims	(57,000)	4,500
Total Reorganization items, net	$9,014	$49,974

(1)
Payments of $7.8 million and zero related to professional fees have been presented as cash outflows from operating activities in our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 for Noble-UK and Noble-Cayman, respectively.

Liabilities Subject to Compromise
As discussed in “Note 1— Organization and Basis of Presentation,” since the Petition Date, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on our Condensed Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company has considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. However, the determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan. The Company will continue to evaluate and adjust the amount and classification of its pre-petition liabilities.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The following table summarizes the components of liabilities subject to compromise included on our Condensed Consolidated Balance Sheet as of September 30, 2020:

	Noble-UK	Noble-Cayman
	September 30, 2020	September 30, 2020
4.900% Senior Notes due August 2020	$62,535	$62,535
4.625% Senior Notes due March 2021	79,937	79,937
3.950% Senior Notes due March 2022	21,213	21,213
7.750% Senior Notes due January 2024	397,025	397,025
7.950% Senior Notes due April 2025	450,000	450,000
7.875% Senior Notes due February 2026	750,000	750,000
6.200% Senior Notes due August 2040	393,597	393,597
6.050% Senior Notes due March 2041	395,000	395,000
5.250% Senior Notes due March 2042	483,619	483,619
8.950% Senior Notes due April 2045	400,000	400,000
2017 Credit Facility	545,000	545,000
Litigation	97,000	12,000
Accrued and unpaid interest	110,301	110,301
Accounts payable and other liabilities	44,097	43,393
Lease liabilities	22,105	22,105
Total consolidated liabilities subject to compromise	$4,251,429	$4,165,725

Since the filing of the Chapter 11 Cases on the Petition Date, the Company ceased accruing interest on all debt. As a result, the Company did not record $45.1 million of contractual interest expense related to the Guaranteed Notes, Legacy Notes, and 2017 Credit Facility.

Note 3— Accounting Pronouncements
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
Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, which amends ASC Topic 740, Income Taxes. This update simplifies the accounting for income taxes by removing certain exceptions to general principles. The amendment is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and is required to be adopted on a retrospective basis for all periods presented. We do not expect the adoption of this guidance to materially affect our condensed consolidated financial statements.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 4— Consolidated Joint Ventures
On December 3, 2019, we completed a transaction with a subsidiary of Royal Dutch Shell plc (“Shell”), in which Shell bought out the remaining term of its drilling contract for the drillship Noble Bully II for $166.9 million, and we acquired Shell’s 50 percent interests in the Bully I and Bully II joint ventures for $106.7 million. As a result of this transaction, the former joint venture entities became our wholly-owned subsidiaries. Shell’s equity interests were presented as noncontrolling interests on our condensed consolidated financial statements. During the three and nine months ended September 30, 2019, the Bully joint ventures approved and paid dividends totaling $25.0 million and $35.1 million, respectively. Of these amounts, 50 percent was paid to our former joint venture partner, Shell.
Note 5— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble-UK:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Basic
Net loss from continuing operations	$(50,868)	$(444,871)	$(1,155,739)	$(663,899)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss attributable to Noble Corporation plc	$(50,868)	$(444,871)	$(1,155,739)	$(667,720)
Diluted
Net loss from continuing operations	$(50,868)	$(444,871)	$(1,155,739)	$(663,899)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net loss attributable to Noble Corporation plc	$(50,868)	$(444,871)	$(1,155,739)	$(667,720)
Denominator:
Weighted average shares outstanding - basic	251,058	249,181	250,696	248,865
Weighted average shares outstanding - diluted	251,058	249,181	250,696	248,865
Loss per share
Basic:
Loss from continuing operations	$(0.20)	$(1.79)	$(4.61)	$(2.66)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.20)	$(1.79)	$(4.61)	$(2.68)
Diluted:
Loss from continuing operations	$(0.20)	$(1.79)	$(4.61)	$(2.66)
Loss from discontinued operations	—	—	—	(0.02)
Net loss attributable to Noble Corporation plc	$(0.20)	$(1.79)	$(4.61)	$(2.68)

Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the three and nine months ended September 30, 2020 and 2019, approximately 6.4 million and 12.0 million share-based awards, respectively, were excluded from diluted loss per share since the effect would have been anti-dilutive.
Share capital
As of September 30, 2020, Noble-UK had approximately 251.1 million shares outstanding and trading as compared to approximately 249.2 million shares outstanding and trading at December 31, 2019. At our 2020 Annual General Meeting, shareholders authorized our Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at current nominal value of $0.01 per share). The authority to allot shares will expire at the end of our 2021 Annual General Meeting unless we seek an extension from shareholders at that time. Other than shares issued to our directors under our Noble Corporation plc 2017 Director Omnibus Plan, the authority was not used to allot shares during the nine months ended September 30, 2020.
The declaration and payment of dividends require the authorization of the Board of Directors of Noble-UK, provided that such dividends

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
Share repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the nine months ended September 30, 2020 and 2019, we did not repurchase any of our shares.
Note 6— Property and Equipment
Property and equipment, at cost consisted of the following:

	September 30, 2020	December 31, 2019
Drilling equipment and facilities	$8,465,303	$10,014,314
Construction in progress	81,186	88,904
Other	202,766	203,407
Property and equipment, at cost	$8,749,255	$10,306,625

On February 28, 2019, we purchased a new GustoMSC CJ46 rig, the Noble Joe Knight, from the PaxOcean Group in connection with a concurrently awarded drilling contract in the Middle East region. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller. See “Note 7— Debt” for additional information.
During the three months ended September 30, 2020, we recognized no impairment charges to our long-lived assets. During the nine months ended September 30, 2020, we recognized a non-cash loss on impairment of $1.1 billion, related to our long-lived assets. During the three and nine months ended September 30, 2019, we recognized a non-cash loss on impairment of $595.5 million, related to our long-lived assets. See “Note 10— Loss on Impairment” for additional information.
Note 7— Debt
Credit Facilities
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed a first amendment to our 2017 Credit Facility, which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019.
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
In April 2020, we borrowed $100.0 million under the 2017 Credit Facility to pay down our indebtedness under the Seller Loans (as defined herein) as further described below. At September 30, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility. At September 30, 2020, we had $8.8 million of letters of credit issued under the 2017 Credit Facility and an additional $5.8 million in letters of credit and surety bonds issued under unsecured bilateral arrangements.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our indentures and the 2017 Credit Facility became immediately due and payable. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See “Note 1— Organization and Basis of Presentation” for additional information.
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
Both of the Seller Loans were guaranteed by Noble-Cayman and each was secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owned the relevant rig. Each Seller Loan contained a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a $300.0 million minimum liquidity financial covenant and an asset and revenue covenant substantially similar to the Guaranteed Notes, as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan required immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig or circumstances in connection with a material adverse effect.
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
As a result of the early repayment of the Seller Loans and the conclusion of the 90-day period following the payment date, we recognized gains of approximately $17.8 million and $17.2 million in the three and nine months ended September 30, 2020, respectively.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The Company uses available market data and valuation methodologies to estimate the fair value of its debt and the fair values presented in the following table below reflect original maturity dates for each of the debt instruments. The valuation assumptions utilized to measure the fair value of the Company’s debt are considered Level 2 measurements. All remaining fair value disclosures are presented in “Note 13— Fair Value of Financial Instruments.”
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	September 30, 2020 (1)		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes:
4.90% Senior Notes due August 2020	$62,535	$1,322	$62,505	$60,660
4.625% Senior Notes due March 2021	79,937	1,623	79,854	64,262
3.95% Senior Notes due March 2022	21,213	185	21,181	12,170
7.75% Senior Notes due January 2024	397,025	3,807	389,800	211,035
7.95% Senior Notes due April 2025	450,000	4,550	446,962	228,515
7.875% Senior Notes due February 2026	750,000	184,133	739,371	546,353
6.20% Senior Notes due August 2040	393,597	5,349	390,526	149,134
6.05% Senior Notes due March 2041	395,000	4,290	389,809	142,646
5.25% Senior Notes due March 2042	483,619	5,238	478,122	176,265
8.95% Senior Notes due April 2045	400,000	4,092	390,763	164,664
Seller loans:
Seller-financed secured loan due September 2022	—	—	62,453	36,968
Seller-financed secured loan due February 2023	—	—	55,658	31,175
Credit facility:
2017 Credit Facility matures January 2023	545,000	545,000	335,000	335,000
Total debt	3,977,926	759,589	3,842,004	2,158,847
Less: Current maturities of long-term debt	—	—	(62,505)	(60,660)
Long-term debt (2)	$—	$—	$3,779,499	$2,098,187

(1) Includes write-off of applicable deferred financing cost and discounts of $45.5 million. See “Note 2— Chapter 11 Proceedings” for additional information.
(2) All of our long-term debt as of September 30, 2020 has been presented as “Liabilities subject to compromise”. See “Note 2— Chapter 11 Proceedings” for additional information.

As discussed in “Note 1— Organization and Basis of Presentation,” since the Petition Date, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Accordingly, all of our long-term debt obligations have been presented as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet at September 30, 2020.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 8— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three and nine months ended September 30, 2020 and 2019. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2018	$(39,058)	$(18,014)	$(57,072)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	508	508
Amounts reclassified from AOCI	550	—	550
Net other comprehensive income	550	508	1,058
Balance at March 31, 2019	$(38,508)	$(17,506)	$(56,014)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(406)	(406)
Amounts reclassified from AOCI	549	—	549
Net other comprehensive income (loss)	549	(406)	143
Balance at June 30, 2019	$(37,959)	$(17,912)	$(55,871)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(1,054)	(1,054)
Amounts reclassified from AOCI	549	—	549
Net other comprehensive income	549	(1,054)	(505)
Balance at September 30, 2019	$(37,410)	$(18,966)	$(56,376)

Balance at December 31, 2019	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(2,136)	(2,136)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(2,136)	(1,568)
Balance at March 31, 2020	$(40,067)	$(19,890)	$(59,957)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(539)	(539)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(539)	29
Balance at June 30, 2020	$(39,499)	$(20,429)	$(59,928)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	863	863
Amounts reclassified from AOCI	569	—	569
Net other comprehensive income (loss)	569	863	1,432
Balance at September 30, 2020	$(38,930)	$(19,566)	$(58,496)

(1)
Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 12— Employee Benefit Plans” for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2020	December 31, 2019
Current contract assets	$10,791	$21,292
Noncurrent contract assets	4,638	9,508
Total contract assets	15,429	30,800

Current contract liabilities (deferred revenue)	(36,045)	(34,196)
Noncurrent contract liabilities (deferred revenue)	(24,002)	(30,859)
Total contract liabilities	$(60,047)	$(65,055)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2020 and 2019 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2018	$47,664	$(80,753)

Amortization of deferred costs	(22,985)	—
Additions to deferred costs	16,984	—
Amortization of deferred revenue	—	38,255
Additions to deferred revenue	—	(28,521)
Total	(6,001)	9,734

Net balance at September 30, 2019	$41,663	$(71,019)

Net balance at December 31, 2019	$30,800	$(65,055)

Amortization of deferred costs	(22,736)	—
Additions to deferred costs	7,365	—
Amortization of deferred revenue	—	46,523
Additions to deferred revenue	—	(41,515)
Total	(15,371)	5,008

Net balance at September 30, 2020	$15,429	$(60,047)

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, as of September 30, 2020:

	For the Years Ended December 31,
	2020 (1)	2021	2022	2023	2024 and beyond	Total
Floaters	$6,773	$23,248	$10,161	$5,866	$375	$46,423
Jackups	4,657	7,227	1,740	—	—	13,624
Total	$11,430	$30,475	$11,901	$5,866	$375	$60,047

(1) Represents a three-month period beginning October 1, 2020.
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Floaters	$127,286	$131,039	$367,304	$428,272
Jackups	99,764	128,389	347,251	376,474
Total	$227,050	$259,428	$714,555	$804,746

Note 10— Loss on Impairment
Asset Impairments
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. In connection with the preparation of our financial statements for the second quarter of 2020, we conducted a review of our fleet to determine recoverability. The review included an assessment of certain assumptions, including future marketability of each unit in light of the current market conditions and its current technical specifications. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
During the first quarter of 2020, we impaired the carrying value to their corresponding estimated fair values for the Noble Bully I, Noble Bully II, Noble Danny Adkins and Noble Jim Day. For our impaired units, we estimated the fair value of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. If we experience prolonged unfavorable changes to current market conditions, reactivation costs or dayrates or if we are unable to secure new or extended contracts for our active rigs at favorable rates, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values. During the three months ended September 30, 2020, we recognized zero impairment charges on our fleet. During the nine months ended September 30, 2020, we recognized approximately $1.1 billion in impairment charges related to the Noble Bully I, Noble Bully II, Noble Danny Adkins and Noble Jim Day, and $5.5 million of impairment charges related to certain capital spare equipment. Of the $595.5 million impairment recognized on the Noble Bully II during the nine months ended September 30, 2019, $265.0 million was attributable to our former joint venture partner.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

The impact of the current global economic turmoil continues to evolve and its duration and ultimate disruption to our customers’ and our business cannot be estimated at this time. We could recognize further impairment charges should such disruption continue.
Note 11— Income Taxes
At September 30, 2020, the reserves for uncertain tax positions totaled $39.8 million (net of related tax benefits of $0.4 million). At December 31, 2019, the reserves for uncertain tax positions totaled $159.7 million (net of related tax benefits of $0.4 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the expiration of statutes of limitation.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 net operating losses (“NOL”), accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with ASC Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization. In the third quarter, we recorded a $1.0 million increase to the aforementioned non-cash deferred tax expense. At September 30, 2020, we had received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
At September 30, 2020, in addition to the aforementioned CARES Act impact, our income tax provision also included non-cash tax benefits of $4.6 million related to a non-US reserve release following a statute expiration and $95.6 million related to the impairment of two rigs and certain capital spares, partially offset by non-cash tax expense of $21.2 million related to 2019 US tax return provision-to-return adjustments and $31.1 million related to the tax impact from UK tax rate increases and a valuation allowance recorded against our UK deferred tax assets.
At September 30, 2020, our income tax provision included a tax benefit of $111.9 million following the closure of the examination of our US tax returns for the taxable years ended December 31, 2012, 2013, 2014, 2015, 2016, and 2017 and a non-US reserve of $5.7 million.
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
Certain of the restructuring transactions contemplated by the Restructuring Support Agreement may have a material impact on the Company’s tax attributes, the full extent of which is currently unknown. Cancellation of indebtedness income resulting from such restructuring transactions may significantly reduce the Company’s tax attributes, including but not limited to NOL carryforwards. Further, the Company will experience an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), upon confirmation of the Plan by the Bankruptcy Court, which will subject certain remaining tax attributes to an annual limitation under Section 382 of the Code.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 12— Employee Benefit Plans
Pension costs include the following components for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
	Non-US	US	Non-US	US
Interest cost	$450	$1,892	$418	$2,178
Return on plan assets	(517)	(2,919)	(595)	(2,578)
Recognized net actuarial loss	3	716	2	693
Net pension benefit cost (gain)	$(64)	$(311)	$(175)	$293

	Nine Months Ended September 30,
	2020		2019
	Non-US	US	Non-US	US
Interest cost	$1,313	$5,676	$1,294	$6,534
Return on plan assets	(1,510)	(8,757)	(1,843)	(7,735)
Recognized net actuarial loss	7	2,149	7	2,078
Net pension benefit cost (gain)	$(190)	$(932)	$(542)	$877

During the three and nine months ended September 30, 2020 and 2019, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the three and nine months ended September 30, 2020 and 2019.
Note 13— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$11,247	$11,247	$—	$—

	December 31, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$10,433	$10,433	$—	$—

Our cash, cash equivalents and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 14— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. (“Transocean”) filed suit against us and certain of our subsidiaries seeking damages for patent infringement in a Texas federal court. The suit claimed that five of our newbuild rigs that operated in the US Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling, and Transocean sought royalties of a $10.0 million fee and a five percent license fee for the pertinent period of operation for each vessel and damages for the breach of contract alleged in February 2019, regarding a 2007 settlement agreement that we entered into with Transocean relating to patent claims in respect of another Noble rig. On September 15, 2020, the Company entered into a settlement agreement with Transocean (the “Transocean Settlement Agreement”) to settle this matter in exchange for payment by the Company of an immaterial amount to be paid in three installment payments due 2020, 2021 and 2022, which was approved by the Bankruptcy Court on October 9, 2020 and is included in “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet as of September 30, 2020.
Paragon Offshore
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares. In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the “Prior Plan”) by filing for voluntary relief under chapter 11 of the Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Prior Settlement Agreement”). The Prior Plan was rejected by the bankruptcy court in October 2016.
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was required to provide under the Prior Settlement Agreement. Consequently, Paragon Offshore abandoned the Prior Settlement Agreement as part of the New Plan, and the Prior Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to create and fund a litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court, and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off in an action (the “Action”) against us and certain of our subsidiaries (the “Noble Defendants”) and certain of our current and former officers and directors (the “D&O Defendants”) in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy (the “Delaware Court”), and the litigation trust filed an amended complaint in October 2019. The amended complaint alleged claims of actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The litigation trust sought damages of (i) approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, (ii) an additional approximately $935 million relating to the transfer of intercompany receivables and notes from a Paragon subsidiary to a Noble subsidiary prior to the Spin-off (bringing the total claimed damages to approximately $2.6 billion), and (iii) unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification agreements with us. A trial date had been set for September 2020, but as a result of the filing of the Chapter 11 Cases, the claims against the Noble Defendants were stayed.
On September 23, 2020, the Noble Defendants entered into a settlement agreement (the “Settlement Agreement”) with the litigation trust to fully and finally settle the disputes among them in the Action on the terms set forth in the Settlement Agreement and, subject to certain terms and conditions, to allow the litigation trust’s claims to proceed against the D&O Defendants in the Delaware Court. Among other things, the Settlement Agreement provides that the claims asserted by the litigation trust against each of the Noble Defendants in the Action shall be allowed as a prepetition unsecured claim in the Chapter 11 Cases in the aggregate amount of $85 million, and, on account of that claim, requires the Debtors to either (a) make a $10 million payment to the litigation trust, if a full settlement and release of (i) all claims brought against all defendants in the Action, including the Noble Defendants and the D&O Defendants, (ii) the Noble Defense Cost Claim (as defined in the Settlement Agreement), and (iii) the Noble Indemnity Claim (as defined in the Settlement Agreement) (a “Global Resolution”) is reached on or before October 1, 2020, or (b) if a Global Resolution is not reached on or before October 1, 2020, make an up-front payment of $7.5 million for a release of only the claims against the Noble Defendants, and bring litigation against the insurers with respect to the D&AO Defendants’ director and officer’s liability insurance policies the proceeds of which would be shared with the litigation trust on the terms and conditions set forth in the Settlement Agreement and with respect to a determination of the insurance coverage for the Noble Defendants. In the event that the litigation trust is paid at least $17.5 million as a result of the settlement or from certain other sources, the litigation trust (a) agreed to limit its damages claim against the D&O Defendants to equal the aggregate amount of available insurance ($200 million minus certain additional amounts to account for depletion of insurance), and (b) covenanted to satisfy any claim against the D&O Defendants solely from director and officer liability insurance (this clause

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

(b), the “Covenant”). To the extent that the Covenant is determined by a court of competent jurisdiction to prejudice the Noble Defendants’ or the D&O Defendants’ rights under their director and officer liability insurance policies, the Covenant shall be null and void ab initio. The Settlement Agreement further provides that the Settlement Agreement is a compromise settlement that is not in any respect, for any purpose, to be deemed or construed to be an express or implied admission of any liability or wrongdoing in the Action or otherwise. On October 9, 2020, the Bankruptcy Court entered an order approving the Debtors' entry into the Settlement Agreement.
As of the filing date of this Quarterly Report on Form 10-Q, the parties have reached an agreement in principle with respect to a Global Resolution consistent with the Settlement Agreement and are working to definitively document such Global Resolution. However, there can be no assurance that a Global Resolution will be reached or that definitive documentation will be executed.
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
Tax matters
The Internal Revenue Service (“IRS”) has completed its examination procedures, including all appeals and administrative reviews, for the taxable years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017. In May 2020, the IRS examination team notified us that it was no longer proposing any adjustments with respect to our tax reporting for the taxable years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017. Subsequent to our filing of an Application for Tentative Refund with the IRS under the CARES Act in the months of April and August 2020, the IRS informed us that it would be conducting a limited scope examination of the taxable year ended December 31, 2018 and potentially earlier tax years. We believe that we have accurately reported all amounts in our returns.
Audit claims of approximately $64.8 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010 and in Australia related to tax years 2013 to 2016. We intend to vigorously defend our reported positions and believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements.
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

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
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
Note 15— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our Noble-UK restricted cash balance as of September 30, 2020 and December 31, 2019 consisted of $13.8 million and $1.3 million, respectively. Our Noble-Cayman restricted cash balance as of September 30, 2020 and December 31, 2019 consisted of $0.8 million and $1.3 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.” Prior to the Petition Date, our restricted cash balance was associated with our financing of the Noble Johnny Whitstine and Noble Joe Knight. After the Petition Date, our restricted cash balance is to comply with restrictions from a Bankruptcy Court order to settle certain professional fees incurred upon or prior to our emergence from bankruptcy.
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble-UK		Noble-Cayman
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Accounts receivable	$31,230	$(5,113)	$299	(1)	$(5,113)
Other current assets	(4,950)	365	8,124		(322)
Other assets	1,483	9,037	2,750		11,033
Accounts payable	(1,485)	366	(14,564)		56
Other current liabilities	9,033	(47,919)	9,002		(47,777)
Other liabilities	(7,869)	(14,650)	(7,869)		(14,650)
Total net change in assets and liabilities	$27,442	$(57,914)	$(2,258)		$(56,773)

(1) Includes an increase of $30.9 million related to the change in Accounts receivable from affiliates for the nine months ended September 30, 2020.
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2020 and December 31, 2019 were $26.4 million and $36.0 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2019 and December 31, 2018 were $34.0 million and $52.1 million, respectively.
In February 2019, we entered into the $53.6 million 2019 Seller Loan to finance a portion of the purchase price for the Noble Joe Knight. See “Note 7— Debt” for additional information.

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

Note 16— Condensed Combined Debtor-In-Possession Financial Information
The financial statements included below represent the unaudited condensed combined financial statements of the Debtors only. These statements reflect the results of operations, financial position and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

CONDENSED COMBINED DEBTORS’ BALANCE SHEET
(In thousands)
(Unaudited)

September 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$282,888
Accounts receivable	128,535
Receivables from non-debtor affiliates	2,795,335
Taxes receivable	35,666
Prepaid expenses and other current assets	56,006
Short-term notes receivable from non-debtor affiliates	365,112
Total current assets	3,663,542
Property and equipment, at cost	8,702,682
Accumulated depreciation	(2,302,220)
Property and equipment, net	6,400,462
Investment in non-debtor affiliates	19,348,249
Receivables from non-debtor affiliates	541,335
Other assets	45,794
Total assets	$29,999,382
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$59,249
Accounts payable to non-debtor affiliates	18,751
Accrued payroll and related costs	31,921
Taxes payable	25,849
Other current liabilities	32,583
Total current liabilities	168,353
Deferred income taxes	42,582
Other liabilities	98,890
Liabilities subject to compromise, inclusive of payables to non-debtor affiliates of $6,216,600	10,468,029
Total liabilities	10,777,854
Total debtors’ equity	19,221,528
Total liabilities and debtors’ equity	$29,999,382

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

CONDENSED COMBINED DEBTORS’ STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating revenues
Contract drilling services	$183,265	$557,171
Reimbursables and other	12,609	39,466
Non-debtor affiliates	25,650	81,625
	221,524	678,262
Operating costs and expenses
Contract drilling services	120,202	372,630
Reimbursables	11,468	35,438
Depreciation and amortization	90,208	282,598
General and administrative	15,468	105,978
Pre-petition charges	3,894	14,409
Loss on impairment	—	1,119,517
	241,240	1,930,570
Operating loss	(19,716)	(1,252,308)
Other income (expense)
Interest expense, net of amounts capitalized	(23,355)	(164,421)
Interest expense from non-debtor affiliates	(4,627)	(33,421)
Gain on extinguishment of debt, net	17,847	17,254
Interest income and other, net	7,300	8,559
Interest income from non-debtor affiliates	8,633	22,919
Reorganization items, net	(9,014)	(9,014)
Loss from continuing operations before income taxes	(22,932)	(1,410,432)
Income tax benefit (provision)	(25,395)	225,136
Net loss	$(48,327)	$(1,185,296)

NOBLE CORPORATION PLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE CORPORATION AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data)

CONDENSED COMBINED DEBTORS’ STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2020
Cash flows from operating activities
Net loss	$(1,185,296)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	282,598
Loss on impairment	1,119,517
Reorganization items, net	(11,531)
Gain on extinguishment of debt, net	(17,254)
Deferred income taxes	6,737
Amortization of share-based compensation	7,352
Other costs, net	(33,290)
Changes in components of working capital:
Change in taxes receivable	28,130
Net changes in other operating assets and liabilities	24,320
Net changes in other operating assets and liabilities with non-debtor affiliates	(36,386)
Net cash provided by operating activities	184,897
Cash flows from investing activities
Capital expenditures	(111,601)
Proceeds from disposal of assets, net	1,191
Net cash used in investing activities	(110,410)
Cash flows from financing activities
Borrowings on credit facilities	210,000
Repayments of senior notes	(101,132)
Cash paid to settle equity awards	(1,010)
Other financing activities with non-debtor affiliates	41,037
Taxes withheld on employee stock transactions	(417)
Net cash provided by financing activities	148,478
Net increase in cash, cash equivalents and restricted cash	222,965
Cash, cash equivalents and restricted cash, beginning of period	73,682
Cash, cash equivalents and restricted cash, end of period	$296,647

Note 17— Subsequent Events
The Company has decided to dispose of its five cold-stacked floaters Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day and Noble Paul Romano, which would reduce its fleet count to 19. On October 1, 2020, we signed a rig sale agreement for the sale of the Noble Bully I and Noble Bully II and on October 22, 2020, the Bankruptcy Court approved the rig sale agreement. On October 16, 2020, we signed a rig sale agreement for the sale of the Noble Danny Adkins, Noble Jim Day and Noble Paul Romano. This agreement was allowed under a separate Bankruptcy Court order, and we have given notice in accordance with such order. We expect to close the sales of all five rigs prior to the end of this year. All of these rigs have been previously impaired to estimated salvage values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2020, and our results of operations for the three and nine months ended September 30, 2020 and 2019. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (“Noble-UK”), and Noble Corporation, a Cayman Islands company (“Noble-Cayman”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the effect, impact, potential duration and other implications of the Chapter 11 Cases (as defined herein) and emergence thereform, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries and other oil and gas producing nations (“OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of the Paragon Offshore litigation [(if the Settlement Agreement is not approved by the Delaware Court (as defined herein))] or any other dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations, are forward-looking statements. When used in this report, or in the documents incorporated by reference, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Chapter 11 Cases (including but not limited to whether the conditions to the obligations of the Consenting Creditors (as defined in the Restructuring Support Agreement) will be satisfied or waived, our ability to obtain Bankruptcy Court (as defined herein) approval with respect to motions in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and its various constituents, the impact of Bankruptcy Court rulings in the Chapter 11 Cases, our ability to develop and implement a plan of reorganization that will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general, the length of time we will operate under the Chapter 11 Cases, attendant risks associated with restrictions on our ability to pursue our business strategies, risks associated with third-party motions in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on our liquidity, the potential cancellation or other effective elimination of our ordinary shares in the Chapter 11 Cases, the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases, uncertainty regarding our ability to retain key personnel and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the US, actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with or changes in regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the US Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Subsequent to September 30, 2020, the Company decided to dispose of its five cold-stacked floaters Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day and Noble Paul Romano. As of the filing date of this Quarterly Report on Form 10-Q, our fleet of 19 drilling rigs consisted of seven floaters and 12 jackups strategically deployed worldwide in both ultra-deepwater and shallow water locations. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Impact of COVID-19 on Our Business
In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China and rapidly spread globally. On January 30, 2020, the World Health Organization (the “WHO”) declared COVID-19 to be a public health emergency of international concern, and on March 11, 2020, the WHO elevated the status of the outbreak to a pandemic. In response, the Company activated its crisis management and business continuity plan to monitor and, to the extent practicable, coordinate the mitigation of the adverse impact to our operations and results of operations caused by the effects of the COVID-19 pandemic, including but not limited to public health threats, quarantine of personnel, the inability or unwillingness of personnel to access our offices or rigs, travel restrictions, operational problems or reduction in the demand for drilling services. Through an internal response team, the Company developed and implemented a COVID-19-specific supplement to its crisis management and business continuity plan in advance of the WHO’s declaration of COVID-19 as a pandemic. Given the ongoing nature of the COVID-19 pandemic, the Company has taken steps to institutionalize various elements of such COVID-19-specific supplement into its regular business practices and the policies and procedures of its management system, while also maintaining the availability of the crisis management and business continuity plan resources to be called upon as needed.
In consideration of the negative impact of COVID-19 on our employees, customers, suppliers and the communities in which we operate, as well as human rights concerns that may exist in the areas in which we operate, we have taken, and will continue to take, appropriate steps to monitor, identify and manage risks and prioritize the health, well-being and privacy of our employees. Throughout the pandemic, we have continued operations in support of essential infrastructure in the energy industry while carefully ensuring worker safety and have maintained our offshore rig crews for continued operation of our rigs by implementing mitigating steps, such as extending crew schedules to offset travel delays due to limitations or restrictions, implementing quarantine measures in advance of persons boarding our rigs to prevent the spread of COVID-19 on board and enhancing crew health monitoring and response measures to prevent an outbreak on board any of our rigs. We have also continued the business of our shore-side offices and operation of our facilities by implementing mitigating steps, such as equipping and directing most of our office employees to conduct business from home, reviewing our financial controls to ensure the effectiveness of our internal controls environment, reviewing our technology infrastructure controls to offset changes in cyber security-related risks associated with the increased number of employees conducting business from home and implementing staggered rotational schedules for facility employees to reduce the number of persons on site and maximize the physical distance between individuals. In addition, we have increased internal contingency planning, protective measures and employee communications and reinforced our employee wellness programs with all offshore and shore-side employees to mitigate the potential impact on employees both personally and professionally. However, as the duration of the pandemic and the development and availability of effective treatments and vaccines remain uncertain, as the pandemic’s severity continues to wax and wane in our communities and around the world and as countries where we operate continue to apply and adjust pandemic-related measures in an effort to control the spread of COVID-19, our operations have been and will continue to be adversely impacted in numerous ways, including affecting the ability of personnel to access our rigs. Additionally, our operations are dependent upon various entities, including our customer’s personnel, other service providers and suppliers, and our business has been and will continue to be adversely impacted to a degree that cannot be predicted at this time if such entities are unable to provide necessary resources. We have been notified by some of these entities that, due to their respective internal challenges directly associated with the pandemic, we could experience near-term delays; however, we cannot predict at this time whether these delays could have a significant adverse effect to our operations.

CARES Act
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 net operating losses (“NOL”), accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization. In the third quarter, we recorded a $1.0 million increase to the aforementioned non-cash deferred tax expense. At September 30, 2020, we had received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
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
The challenging environment experienced through 2019 was further exacerbated in the beginning of 2020 by the COVID-19 pandemic. The actions taken by governmental authorities around the world to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, policies of governments and companies and behaviors of customers around the world in ways that have had, and we anticipate will continue to have, a significant negative effect on oil consumption. During the same time, production level disagreements developed among OPEC+ members, ultimately culminating in increased production by Saudi Arabia and Russia.
The Company entered into 2020 cautiously optimistic with the prospects for the offshore drilling market continuing to improve, supported by improving dayrates and increased offshore spending and activity. We were focused on opportunities to manage liquidity, extend our financial runway, and reduce debt as we sought to navigate the extended market downturn and improve our balance sheet. While the Company still faced meaningful challenges, particularly with respect to liquidity and the aggregate amount of debt, there were various opportunities available to us to address these issues over time. However, since then, the combined effects of the global COVID-19 pandemic, the steep decline in the demand for oil and the substantial surplus in the supply of oil have resulted in significantly reduced global economic activity and uncertainty. The convergence of these events resulted in an unprecedented steep decline in the demand for oil and a substantial surplus in the supply of oil and is expected to continue to have a severe impact on our business, operations and financial condition in various respects, including substantially reducing demand for our services.
As a result of the foregoing matters, we actively pursued a variety of transactions and cost-cutting measures during the first half of 2020, including but not limited to potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, and a potential waiver from lenders under, or amendment to, our 2017 Credit Facility (as defined herein). In the first half of 2020, we also enacted further reductions in corporate discretionary expenditures, capital expenditures and workforce, and increased focus on our operational efficiencies.
Nevertheless, on July 31, 2020 (the “Petition Date”), Noble-UK and certain of its subsidiaries, including Noble-Cayman filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). Further, on September 24, 2020, six additional subsidiaries of Noble-UK (together with Noble-UK and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings are being jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). The Debtors are now operating their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court pursuant to sections 1107 and 1108 of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business, on August 3, 2020, the Bankruptcy Court entered a variety of orders providing “first day” relief to the Debtors, including the authority for the Debtors to continue using their cash management system, pay employee wages and benefits and pay vendors and suppliers in the ordinary course of business. As of the Petition Date, the Company began applying ASC Topic 852, Reorganizations.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our outstanding senior notes and 2017 Credit Facility became immediately due and payable. As of September 30, 2020, the estimated claim amounts of our senior notes and the 2017 Credit Facility have been presented as “Liabilities subject to compromise” in our Condensed Consolidated Balance Sheet. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. We do not have sufficient cash on hand or available liquidity to repay such outstanding debt. As of September 30, 2020, we had an aggregate outstanding principal amount of approximately $3.4 billion in senior notes with stated maturities at various times from 2020 through 2045 and $545.0 million of borrowings outstanding under our 2017 Credit Facility. We elected not to make the semiannual interest payment due in respect of our Senior Notes due 2024 (the “2024 Notes”), which was due on July 15, 2020, and have not made any interest payments on our senior notes since such date.
On the Petition Date, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto and as amended by the First Amendment thereto dated as of August 20, 2020, the “Restructuring Support Agreement”) with an ad hoc group of certain holders of approximately 70% of the aggregate outstanding principal amount of our outstanding Senior Notes due 2026 (the “Guaranteed Notes”) and an ad hoc group of certain holders of approximately 45% of the aggregate outstanding principal amount of our other outstanding senior notes, taken as a whole (the “Legacy Notes”).
The Support Date (as defined in the Restructuring Support Agreement) occurred on August 20, 2020. Based upon the occurrence of the Support Date, the Consenting Creditors (as defined in the Restructuring Support Agreement) will support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of, the Restructuring Support Agreement. The Debtors agreed to seek approval of a plan of reorganization and complete their restructuring efforts subject to the terms, conditions, and milestones contained in the Restructuring Support Agreement and otherwise comply with the terms and requirements set forth in the Restructuring Support Agreement. The Restructuring Support Agreement contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the Restructuring Support Agreement. The Restructuring Support Agreement also provides for termination by the parties upon the occurrence of certain events. See “Note 2— Chapter 11 Proceedings” to our condensed consolidated financial statements for additional information.
Based on our evaluation of the circumstances described above, substantial doubt exists about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included herein were prepared on a going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements, and the availability to us of adequate capital resources, are difficult to predict at this time. Notwithstanding the protections available to us under the Bankruptcy Code, if our future sources of liquidity are insufficient, we would face substantial liquidity constraints and would likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these condensed consolidated financial statements. Further, a chapter 11 plan will likely materially change the amounts and classifications of assets and liabilities reported in these condensed consolidated financial statements. The condensed consolidated financial statements do not reflect any adjustments that might be necessary should we be unable to continue as a going concern.
As a result of the filing of the Chapter 11 Cases, our Board of Directors determined to cancel the Company’s share ownership policy applicable to the officers and directors, and the Company will consider an appropriate policy upon the Company’s emergence from bankruptcy.
Results and Strategy
Our business strategy focuses on a balanced, high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world. We emphasize safe operations, environmental stewardship, and superior performance through a structured management system, the employment of qualified and well-trained crews, the care of our surroundings and the neighboring communities where we operate, and other activities advancing our environmental sustainability, social responsibility, and good governance. We also manage rig operating costs through the implementation and continuous improvement of innovative systems and processes, which includes the use of data analytics and predictive maintenance technology.
Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry, with the majority of our rigs having been delivered since 2011. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint. With no newbuild rig construction in process, we have also retired, sold or otherwise fully impaired 18 drilling rigs since late 2014, due in part to advanced service lives, high cost of operation and limited customer appeal. Current market conditions could lead to us stacking or retiring additional rigs.

Although we are prioritizing capital preservation and liquidity based on filing the Chapter 11 Cases and the challenging market conditions, in anticipation of successfully emerging from chapter 11 bankruptcy protection, we expect to resume our evaluation of opportunities to enhance our fleet of floating and jackup rigs, particularly focusing on higher specification rigs, to meet the demands of increasingly complex drilling programs required by our customers.
Spin-off of Paragon Offshore plc
On August 1, 2014, Noble-UK completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares. In February 2016, Paragon Offshore sought approval of a pre-negotiated plan of reorganization (the “Prior Plan”) by filing for voluntary relief under chapter 11 of the Bankruptcy Code. As part of the Prior Plan, we entered into a settlement agreement with Paragon Offshore (the “Prior Settlement Agreement”). The Prior Plan was rejected by the bankruptcy court in October 2016.
In April 2017, Paragon Offshore filed a revised plan of reorganization (the “New Plan”) in its bankruptcy proceeding. Under the New Plan, Paragon Offshore no longer needed the Mexican tax bonding that Noble-UK was required to provide under the Prior Settlement Agreement. Consequently, Paragon Offshore abandoned the Prior Settlement Agreement as part of the New Plan, and the Prior Settlement Agreement was terminated at the time of the filing of the New Plan. On May 2, 2017, Paragon Offshore announced that it had reached an agreement in principle with both its secured and unsecured creditors to revise the New Plan to create and fund a litigation trust to pursue litigation against us. On June 7, 2017, the revised New Plan was approved by the bankruptcy court, and Paragon Offshore emerged from bankruptcy on July 18, 2017.
On December 15, 2017, the litigation trust filed claims relating to the Spin-off in an action (the “Action”) against us and certain of our subsidiaries (the “Noble Defendants”) and certain of our current and former officers and directors (the “D&O Defendants”) in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy (the “Delaware Court”), and the litigation trust filed an amended complaint in October 2019. The amended complaint alleged claims of actual and constructive fraudulent conveyance, unjust enrichment and recharacterization of intercompany notes as equity claims against Noble and claims of breach of fiduciary duty and aiding and abetting breach of fiduciary duty against the officer and director defendants. The litigation trust sought damages of (i) approximately $1.7 billion from the Company, an amount equal to the amount borrowed by Paragon Offshore immediately prior to the Spin-off, (ii) an additional approximately $935 million relating to the transfer of intercompany receivables and notes from a Paragon subsidiary to a Noble subsidiary prior to the Spin-off (bringing the total claimed damages to approximately $2.6 billion), and (iii) unspecified amounts in respect of the claims against the officer and director defendants, all of whom have indemnification agreements with us. A trial date had been set for September 2020, but as a result of the filing of the Chapter 11 Cases, the claims against the Noble Defendants were stayed.
On September 23, 2020, the Noble Defendants entered into a settlement agreement (the “Settlement Agreement”) with the litigation trust to fully and finally settle the disputes among them in the Action on the terms set forth in the Settlement Agreement and, subject to certain terms and conditions, to allow the litigation trust’s claims to proceed against the D&O Defendants in the Delaware Court. Among other things, the Settlement Agreement provides that the claims asserted by the litigation trust against each of the Noble Defendants in the Action shall be allowed as a prepetition unsecured claim in the Chapter 11 Cases in the aggregate amount of $85 million, and, on account of that claim, requires the Debtors to either (a) make a $10 million payment to the litigation trust, if a full settlement and release of (i) all claims brought against all defendants in the Action, including the Noble Defendants and the D&O Defendants, (ii) the Noble Defense Cost Claim (as defined in the Settlement Agreement), and (iii) the Noble Indemnity Claim (as defined in the Settlement Agreement) (a “Global Resolution”) is reached on or before October 1, 2020, or (b) if a Global Resolution is not reached on or before October 1, 2020, make an up-front payment of $7.5 million for a release of only the claims against the Noble Defendants, and bring litigation against the insurers with respect to the D&O Defendants’ director and officer’s liability insurance policies the proceeds of which would be shared with the litigation trust on the terms and conditions set forth in the Settlement Agreement and with respect to a determination of the insurance coverage for the Noble Defendants. In the event that the litigation trust is paid at least $17.5 million as a result of the settlement or from certain other sources, the litigation trust (a) agreed to limit its damages claim against the D&O Defendants to equal the aggregate amount of available insurance ($200 million minus certain additional amounts to account for depletion of insurance), and (b) covenanted to satisfy any claim against the D&O Defendants solely from director and officer liability insurance (this clause (b), the “Covenant”). To the extent that the Covenant is determined by a court of competent jurisdiction to prejudice the Noble Defendants’ or the D&O Defendants’ rights under their director and officer liability insurance policies, the Covenant shall be null and void ab initio. The Settlement Agreement further provides that the Settlement Agreement is a compromise settlement that is not in any respect, for any purpose, to be deemed or construed to be an express or implied admission of any liability or wrongdoing in the Action or otherwise. On October 9, 2020, the Bankruptcy Court entered an order approving the Debtors' entry into the Settlement Agreement.
As of the filing date of this Quarterly Report on Form 10-Q, the parties have reached an agreement in principle with respect to a Global Resolution consistent with the Settlement Agreement and are working to definitively document such Global Resolutions. However, there can be no assurance that a Global Resolution will be reached or that definitive documentation will be executed.

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
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2020, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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

The table below presents the amount of our contract drilling services backlog as of September 30, 2020, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2020 (1)	2021	2022	2023	2024	2025-2030
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,275,056	$103,314	$395,335	$218,424	$133,724	$64,325	$359,934
Jackups (4)	406,255	56,956	212,379	105,756	31,164	—	—
Total (5)	$1,681,311	$160,270	$607,714	$324,180	$164,888	$64,325	$359,934
Percent of Available Days Committed (6)
Floaters		46%	42%	21%	14%	8%	8%
Jackups		56%	43%	20%	4%	—%	—%
Total		51%	43%	21%	9%	4%	4%

(1)	Represents a three-month period beginning October 1, 2020.

(2)
Two of our long-term drilling contracts with Shell, the Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor of $275,000 per day. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at its respective dayrate floor for the remaining contract term.

(3)
Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the prevailing market rate, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of nine and a half years related to the Noble Tom Madden, six months to each of the Noble Bob Douglas and Noble Sam Croft, and one year to the Noble Don Taylor. The aforementioned additional backlog included in the table above was estimated using the current market rate, adjusted for a moderate discount rate.

(4)
In April 2020, we received notice from Saudi Arabian Oil Company to suspend operations on the Noble Scott Marks for a period of up to 12 months. Beginning in early May 2020, we idled the Noble Scott Marks at a rate of $0 per day. The impact to contract backlog has been reflected in the table above and the backlog calculation assumes that, upon completion of the suspension period, the rig will resume operations at the contracted dayrate for the remaining contract term.

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

As of September 30, 2020, ExxonMobil, Shell and Saudi Arabian Oil Company represented approximately 47.3 percent, 28.3 percent and 17.4 percent of our backlog, respectively.
Results of Operations
For the Three Months Ended September 30, 2020 and 2019
Net loss from continuing operations attributable to Noble-UK for the three months ended September 30, 2020 was $50.9 million, or $0.20 per diluted share, on operating revenues of $241.8 million, compared to net loss from continuing operations for the three months ended September 30, 2019 of $444.9 million, or $1.79 per diluted share, on operating revenues of $275.5 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2020 and September 30, 2019, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating income (loss). During the three months ended September 30, 2020 and 2019, Noble-Cayman’s operating loss was $13.6 million and $9.7 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration, and chapter 11 bankruptcy charges directly attributable to Noble-UK for operations support and stewardship-related services. During the three months ended September 30, 2020, Noble-UK recorded a gain of $61.5 million related to ongoing litigation, which was not recognized by Noble-Cayman.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The COVID-19 pandemic and related mitigation efforts have had, and continue to have, a material negative impact on our business and results of operations. See “—Outlook” above. These conditions had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, resulting in contract terminations and customers seeking to re-negotiate contracts to secure price reductions. Our ability to timely collect receivables from customers has also been and will likely continue to be adversely affected. In addition, we are under pressure to reduce dayrates on existing contracts and idle or suspend existing operations, and market dayrates for new contracts will be lower compared to the end of 2019. Additionally, restrictions on travel have resulted in delays in moving personnel, materials and equipment of our own and of our customers and suppliers, to and from our drilling rigs, which increases rig downtime and may result in decreases in or loss of dayrates. The occurrence of any such events with respect to our customers, contracts or suppliers will reduce our contract backlog, average dayrates and rig utilization. The extent of such impact will depend on future developments, which we cannot predict at this time.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (2)
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	2020	2019	% Change	2020	2019	% Change
Jackups	62%	89%	680	985	(31)%	$146,625	$130,339	12%
Floaters	53%	63%	582	691	(16)%	218,821	189,773	15%
Total	57%	76%	1,262	1,676	(25)%	$179,900	$154,827	16%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Operating revenues:
Contract drilling services	$227,050	$259,428	$(32,378)	(12)%
Reimbursables and other (1)	14,786	16,098	(1,312)	(8)%
	241,836	275,526	(33,690)	(12)%
Operating costs and expenses:
Contract drilling services	137,180	175,929	(38,749)	(22)%
Reimbursables (1)	13,369	13,779	(410)	(3)%
Depreciation and amortization	88,896	109,616	(20,720)	(19)%
General and administrative	15,662	17,565	(1,903)	(11)%
Loss on impairments	—	595,510	(595,510)	**
	255,107	912,399	(657,292)	(72)%
Operating loss	$(13,271)	$(636,873)	$623,602	(98)%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues. The $32.4 million decrease in contract drilling services revenues for the three months ended September 30, 2020 as compared to the same period of 2019 was composed of a $56.3 million decrease due to a decreased number of operating days partially offset by a $23.9 million increase from higher dayrates. The revenue decrease was due to decreases in both the jackup fleet revenues and floater fleet revenues of $28.6 million and $3.8 million, respectively.
The $3.8 million revenue decrease in our floater fleet for the three months ended September 30, 2020 is attributable to fewer operating days in the current period partially offset by higher dayrates. Revenue decreased by $22.6 million due to fewer operating days on the Noble Bully II as it completed its contract in late 2019 as well as on the Noble Clyde Boudreaux as it had time between contracts. There was a $20.8 million increase in revenue attributable to new higher rate contracts on various rigs, including the Noble Don Taylor, the Noble Globetrotter II and the Noble Sam Croft.
The $28.6 million revenue decrease in our jackup fleet for the three months ended September 30, 2020 is attributable primarily to a $38.3 million decrease in revenues due to various rigs completing contracts during the first half of 2020, as well as the Noble Scott Marks contract being suspended in May 2020 for up to 12 months. These decreases were partially offset by a $6.6 million increase in revenues related to additional operating days on the Noble Joe Knight after being placed into service subsequent to the third quarter of 2019. Additionally, a $13.5 million net increase in revenues was associated primarily with higher dayrates on various rigs. These increases were partially offset by a $10.4 million decrease due to lower dayrates, primarily on the Noble Lloyd Noble.
Operating Costs and Expenses. Contract drilling services costs decreased $38.7 million for the three months ended September 30, 2020 as compared to the same period of 2019. The primary cost decreases were due to: (i) a $26.0 million decrease due to rigs that had fewer operating days or were idled, (ii) a $10.4 million decrease in overhead across our fleet from lower personnel-related expenses in 2020 compared to 2019, (iii) a $6.7 million decrease in repair and maintenance activity and personnel-related expenses across our active fleet in 2020 compared to 2019, and (iv) a $1.7 million decrease due to the Noble Joe Beall being retired during the first quarter of 2020. These decreases were partially offset by a $2.3 million increase in expenses due to the Noble Joe Knight commencing operations in September 2019. Due to the effects of the ongoing COVID-19 pandemic, we experienced a $3.9 million increase primarily in labor expenses across our fleet in 2020.
Depreciation and amortization decreased $20.7 million for the three months ended September 30, 2020 as compared to the same period of 2019. The decline was primarily due to the effect of rig impairments recorded during the third and fourth quarters of 2019 and the first quarter of 2020.

Loss on Impairments. We recorded a loss on impairment of $595.5 million for the three months ended September 30, 2019, of which $265.0 million was attributable to our former joint venture partner. We did not record a loss on impairments during the three months ended September 30, 2020. For additional information, see “Note 10— Loss on Impairment” to our condensed consolidated financial statements.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses decreased $1.9 million during the three months ended September 30, 2020 as compared to the same period of 2019, primarily as a result of a reduction in legal and professional fees.
Pre-Petition Charges. Noble-UK incurred $3.9 million of pre-petition charges during the three months ended September 30, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys’ and financial advisors’ fees and other professional fees incurred in connection with the Chapter 11 Cases.
Reorganization Items, Net. Noble-UK incurred net charges of $9.0 million for reorganization items during the three months ended September 30, 2020 as compared to no charges for the same period of 2019. Noble-Cayman incurred net charges of $50.0 million for reorganization items during the three months ended September 30, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys’ and financial advisors’ fees, deferred financing costs write-off, debt discount write-off, adjustments to legal contingencies and other professional fees incurred in connection with the Chapter 11 Cases.
Interest Expense. Interest expense decreased $45.6 million during the three months ended September 30, 2020 as compared to the same period of 2019. This decrease was primarily due to only one month of interest expense in the third quarter of 2020 as compared to three months in the prior year. The Bankruptcy Court ordered a stay on all interest expense starting on the Petition Date; therefore, we did not incur any interest expense after July 31, 2020. For additional information, see “Note 2— Chapter 11 Proceedings” and “Note 7— Debt” to our condensed consolidated financial statements.
Income Tax Provision. Our income tax provision increased by $28.1 million for the three months ended September 30, 2020 as compared to the same period of 2019. Excluding the tax effect from the settlement of the Transocean litigation of $2.5 million, the 2019 US return-to-provision adjustment of $21.2 million, the UK tax rate increase and valuation allowance for UK deferred tax assets of $31.1 million, the CARES Act impact true-up of $1.0 million and the reserve for Guyana withholding tax on gross revenue of $5.7 million for the current period, our income tax benefit increased by $28.3 million. This increase is primarily a result of the change in the estimate of valuation allowance for US deferred tax assets and the geographic mix of income and sources of revenue during the current period.
For the Nine Months Ended September 30, 2020 and 2019
Net loss from continuing operations attributable to Noble-UK for the nine months ended September 30, 2020 was $1.2 billion, or $4.61 per diluted share, on operating revenues of $761.1 million, compared to net loss from continuing operations for the nine months ended September 30, 2019 of $663.9 million, or $2.66 per diluted share, on operating revenues of $851.4 million.
As a result of Noble-UK conducting all of its business through Noble-Cayman and its subsidiaries, the financial position and results of operations for Noble-Cayman, and the reasons for material changes in the amount of revenue and expense items between September 30, 2020 and September 30, 2019, would be the same as the information presented below regarding Noble-UK in all material respects, with the exception of operating loss. During the nine months ended September 30, 2020 and 2019, Noble-Cayman’s operating losses were $92.4 million and $128.4 million lower, respectively, than that of Noble-UK. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration, and chapter 11 bankruptcy charges directly attributable to Noble-UK for operations support and stewardship-related services. During the nine months ended September 30, 2020 and 2019, Noble-UK recorded a $15.0 million gain and a $100.0 million expense, respectively, related to ongoing litigation, which was not recognized by Noble-Cayman.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.

The COVID-19 pandemic and related mitigation efforts, coupled with production level disagreements in late April 2020 among OPEC+ members and increased production by Saudi Arabia and Russia, have had, and continue to have, a material negative impact on our business and results of operations. See “—Outlook” above. These conditions had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, resulting in contract terminations and customers seeking to re-negotiate contracts to secure price reductions. Our ability to timely collect receivables from customers has also been and will likely continue to be adversely affected. In addition, we are under pressure to reduce dayrates on existing contracts and idle or suspend existing operations, and market dayrates for new contracts will be lower compared to the end of 2019. Additionally, restrictions on travel have resulted in delays in moving personnel, materials and equipment of our own and of our customers and suppliers, to and from our drilling rigs, which increases rig downtime and may result in decreases in or loss of dayrates. The occurrence of any such events with respect to our customers, contracts or suppliers will reduce our contract backlog, average dayrates and rig utilization. The extent of such impact will depend on future developments, which we cannot predict at this time.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (2)
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020	2019	% Change	2020	2019	% Change
Jackups	74%	93%	2,472	2,957	(16)%	$140,512	$127,296	10%
Floaters	55%	63%	1,802	2,066	(13)%	203,792	207,345	(2)%
Total	64%	78%	4,274	5,023	(15)%	$167,199	$160,212	4%

(1)
We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.

(2)	An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day.
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Operating revenues:
Contract drilling services	$714,555	$804,746	$(90,191)	(11)%
Reimbursables and other (1)	46,510	46,604	(94)	—%
	761,065	851,350	(90,285)	(11)%
Operating costs and expenses:
Contract drilling services	442,479	516,522	(74,043)	(14)%
Reimbursables (1)	41,387	38,555	2,832	7%
Depreciation and amortization	227,301	323,504	(96,203)	(30)%
General and administrative	106,504	149,816	(43,312)	(29)%
Loss on impairments	1,119,517	595,510	524,007	**
	1,937,188	1,623,907	313,281	19%
Operating loss	$(1,176,123)	$(772,557)	$(403,566)	52%

(1)
We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

**    Not a meaningful percentage.

Operating Revenues. The $90.2 million decrease in contract drilling services revenues for the nine months ended September 30, 2020 as compared to the same period of 2019 was composed of a $108.8 million decrease due to a decreased number of operating days, partially offset by a $18.6 million increase from higher dayrates. The revenue decrease was due to decreases in both floater fleet revenues and jackup fleet revenues of $61.0 million and $29.2 million, respectively.
The $61.0 million revenue decrease in our floater fleet for the nine months ended September 30, 2020 is attributable to a $82.6 million decrease mainly due to fewer operating days on two rigs, the Noble Bully II, which completed its contract in late 2019, and the Noble Clyde Boudreaux, which saw time between contracts. These decreases were partially offset by an increase of $19.8 million primarily due to the Noble Sam Croft returning to service following its reactivation near the end of the three months ended March 31, 2019 and the Noble Don Taylor, which had time between contracts in 2019. Floater fleet revenue was also impacted by a decline in dayrates of $33.5 million as the legacy contract for the Noble Don Taylor and the legacy assignment for the Noble Globetrotter I were completed in early 2019. These revenue reductions were partially offset by a $35.3 million increase in revenues associated with an increase in dayrates on various other rigs.
The $29.2 million revenue decrease in our jackup fleet for the nine months ended September 30, 2020 is attributable to a $79.4 million decrease due to fewer operating days on the Noble Regina Allen, the Noble Scott Marks contract being suspended in May 2020 for a period of up to 12 months, and the Noble Sam Hartley, the Noble Houston Colbert, the Noble Joe Beall, the Noble Sam Turner, and the Noble Hans Deul all completing contracts in early 2020. This decrease was partially offset by an increase in revenue of $33.4 million primarily due to increased operating days on the Noble Tom Prosser, as well as the Noble Johnny Whitstine and the Noble Joe Knight being placed into service in 2019. There was also an increase in revenue of $30.2 million associated with higher dayrates on various other rigs partially offset by a $13.4 million decrease in dayrates on various rigs.
Operating Costs and Expenses. Contract drilling services costs decreased $74.0 million for the nine months ended September 30, 2020 as compared to the same period of 2019. The primary cost decreases were due to: (i) a $41.8 million decrease in repair and maintenance activity, mobilization expenses, and personnel-related expenses across our active fleet in 2020 compared to 2019, (ii) a $39.9 million decrease due to rigs that had fewer operating days or were idled, (iii) an $11.9 million decrease in overhead across our fleet from lower personnel-related expenses in 2020 compared to 2019, and (iv) a $5.3 million decrease due to the Noble Joe Beall being retired during the first quarter of 2020. These decreases were partially offset by: (i) a $10.9 million increase in expenses due to the Noble Joe Knight commencing operations in September 2019 and (ii) a $1.6 million increase in expenses on the Noble Don Taylor due to higher customer required personnel and additional mobilization amortization in 2020. Due to the effects of the ongoing COVID-19 pandemic, we experienced a $7.9 million increase primarily in labor expenses across our fleet in 2020.
Depreciation and amortization decreased $96.2 million for the nine months ended September 30, 2020 as compared to the same period of 2019. The decline was due to the effect of rig impairments during 2019.
Loss on Impairments. We recorded a loss on impairment of $1,119.5 million and $595.5 million for the nine months ended September 30, 2020 and 2019, respectively. We impaired the carrying value to estimated fair value for the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day and certain capital spare equipment during 2020. We impaired the carrying value to estimated fair value for the Noble Bully II during 2019, of which $265.0 million was attributable to our former joint venture partner. For additional information, see “Note 10— Loss on Impairment” to our condensed consolidated financial statements.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses decreased $43.3 million during the nine months ended September 30, 2020 as compared to the same period of 2019, primarily as a result of a reduction to Noble-UK’s ongoing litigation charge of $53.5 million, partially offset by an increase in Noble-Cayman’s ongoing litigation charge of $7.5 million and an increase in legal and professional fees.
Pre-Petition Charges. Noble-UK incurred $14.4 million of pre-petition charges during the nine months ended September 30, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys’ and financial advisors’ fees and other professional fees incurred in connection with the Chapter 11 Cases.
Reorganization Items, Net. Noble-UK incurred net charges of $9.0 million for reorganization items during the nine months ended September 30, 2020 as compared to no charges for the same period of 2019. Noble-Cayman incurred net charges of $50.0 million for reorganization items during the three months ended September 30, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys’ and financial advisors’ fees, deferred financing costs write-off, debt discount write-off, adjustments to legal contingencies and other professional fees incurred in connection with the Chapter 11 Cases.
Interest Expense. Interest expense decreased $43.6 million during the nine months ended September 30, 2020 as compared to the same period of 2019. This decrease was primarily due to the retirement of a portion of various tranches of our senior notes as a result of tender offers and open market repurchases in early 2019. In addition, the Bankruptcy Court ordered a stay on all interest expense starting on the Petition Date;

therefore, we did not incur any interest expense after July 31, 2020. This decrease was offset by the issuance of the 2019 Seller Loan (as defined herein) in early 2019 and the borrowing on our 2015 Credit Facility and our 2017 Credit Facility throughout 2019 and 2020. For additional information, see “Note 2— Chapter 11 Proceedings” and “Note 7— Debt” to our condensed consolidated financial statements.
Income Tax Benefit. Our income tax benefit increased by $201.8 million for the nine months ended September 30, 2020 as compared to the same period of 2019. Excluding the tax impact of extraordinary items consisting of a gain on debt extinguishment of $6.6 million and the settlement of the uncertain tax positions related to the 2010-2011 US tax audit of $33.7 million for the same period of 2019, and the tax effect from asset impairments of $95.6 million, the tax impact of the application of the CARES Act of $41.7 million, a non-US reserve release due to a statute expiration of $4.6 million and the settlement of the uncertain tax positions related to the 2012- 2017 US tax audit of $111.9 million, the settlement of the Transocean litigation of $2.5 million, the 2019 US return-to-provision adjustment of $21.2 million, the UK tax rate increase and the valuation allowance for UK deferred tax assets of $31.1 million, the CARES Act impact true-up of $1.0 million and the reserve for Guyana withholding tax on gross revenue of $5.7 million for the current period, our income tax benefit increased by $30.5 million. This increase is primarily a result of the change in the estimate of the valuation allowance for US deferred tax assets and the geographic mix of income and sources of revenue during the current period.
Liquidity and Capital Resources

Chapter 11 Cases
On the Petition Date, certain of the Debtors filed the Chapter 11 Cases in the Bankruptcy Court seeking relief under chapter 11 of the Bankruptcy Code. On September 24, 2020, six additional Debtors filed voluntary petitions in the Bankruptcy Court. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. See “—Outlook” above and “Note 1— Organization and Basis of Presentation” to our condensed consolidated financial statements for additional information.
COVID-19 and Market Conditions
The COVID-19 pandemic and related mitigation efforts have had, and continue to have, a material negative impact on our business and results of operation. See “—Outlook” above. Such conditions had, and are expected to continue to have, a substantially adverse impact on our ability to generate cash flows from operations, access capital markets on acceptable terms or at all and our future ability to borrow under any credit facilities. In addition, the effects of such global events have negatively impacted our liquidity and required us to review our allocation or sources of capital, implement cost reduction measures and change our financial strategy.
CARES Act
On March 27, 2020, the President of the United States signed the CARES Act into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 NOLs, accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $42.6 million as a result of the application of the CARES Act in its first quarter of 2020 financial statements in accordance with ASC Topic 740, Income Taxes. Such $42.6 million tax benefit is comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $107.6 million related to NOL utilization. In the third quarter, we recorded a $1.0 million increase to the aforementioned non-cash deferred tax expense. At September 30, 2020, we had received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
Overview
Net cash provided by operating activities was $236.7 million for the nine months ended September 30, 2020 and net cash used in operating activities was $31.5 million for the nine months ended September 30, 2019. The increase in net cash provided by operating activities for the nine months ended September 30, 2020 was primarily attributable to the $151.2 million tax refund received and improvements in cash flows from operating assets and liabilities. We had working capital of $411.6 million at September 30, 2020 and negative working capital of $94.8 million at December 31, 2019.
Net cash used in investing activities for the nine months ended September 30, 2020 was $111.2 million as compared to $213.2 million for the nine months ended September 30, 2019. The variance primarily relates to the purchase and preparation of the Noble Joe Knight and the preparation of the Noble Johnny Whitstine to commence operations for their contracts in the fourth quarter and the second quarter of 2019, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $107.4 million and $6.0 million for the nine months ended September 30, 2019. The variance primarily relates to higher net borrowings of $110.0 million in the current period as compared to net borrowings of only $35.0 million in the nine months ended September 30, 2019.
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
Capital Expenditures
Capital expenditures totaled $102.9 million and $258.1 million for the nine months ended September 30, 2020 and 2019, respectively. Capital expenditures during the first nine months of 2020 consisted of the following:

•	$40.6 million for sustaining capital;

•	$17.7 million in major projects, including subsea and other related projects; and

•	$44.6 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for 2020 is expected to range between $150.0 million and $160.0 million, of which we anticipate between $45 million to $55 million will be reimbursed by our customers.
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
At our 2020 Annual General Meeting, shareholders authorized our Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at current nominal value of $0.01 per share). The authority to allot shares will expire at the end of our 2021 Annual General Meeting unless we seek an extension from shareholders at that time. Other than shares issued to our directors under our Noble Corporation plc 2017 Director Omnibus Plan, the authority was not used to allot shares during the nine months ended September 30, 2020.

Share Repurchases
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares. During the nine months ended September 30, 2020, we did not repurchase any of our shares.
Credit Facilities
2017 Credit Facility
On December 21, 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Noble-Cayman; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Noble-UK (“NHUK”), as parent guarantor, entered into a senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed a first amendment to our 2017 Credit Facility, which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019.
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
In April 2020, we borrowed $100.0 million under the 2017 Credit Facility to pay down our indebtedness under the Seller Loans (as defined herein) as further described below. At September 30, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility. At September 30, 2020, we had $8.8 million of letters of credit issued under the 2017 Credit Facility and an additional $5.8 million in letters of credit and surety bonds issued under unsecured bilateral arrangements.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our indentures and the 2017 Credit Facility became immediately due and payable. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See “Note 1— Organization and Basis of Presentation” to our condensed consolidated financial statements for additional information.
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
Both of the Seller Loans were guaranteed by Noble-Cayman and each was secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owned the relevant rig. Each Seller Loan contained a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a $300.0 million minimum liquidity financial covenant and an asset and revenue covenant substantially similar to the Guaranteed Notes, as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan required immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig or circumstances in connection with a material adverse effect.
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
As a result of the early repayment of the Seller Loans and the conclusion of the 90-day period following the payment date, we recognized gains of approximately $17.8 million and $17.2 million in the three and nine months ended September 30, 2020, respectively.
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
New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 3— Accounting Pronouncements,” to the condensed consolidated financial statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in currency exchange rates or equity prices, as further described below.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. There were no foreign currency forward contracts outstanding or entered into during the nine months ended September 30, 2020.
Market Risk
We have a US noncontributory defined benefit pension plan that covers certain salaried employees and a US. noncontributory defined benefit pension plan that covers certain hourly employees, whose initial date of employment is prior to August 1, 2004 (collectively referred to as our “qualified US plans”). These plans are governed by the Noble Drilling Employees’ Retirement Trust. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees’ compensation near retirement. These plans are designed to qualify under the Employee Retirement Income Security Act of 1974 (“ERISA”), and our funding policy is consistent with funding requirements of ERISA and other applicable laws and regulations. We make cash contributions, or utilize credits available to us, for the qualified US plans when required. The benefit amount that can be covered by the qualified US plans is limited under ERISA and the Internal Revenue Code of 1986, as amended. Therefore, we maintain an unfunded, nonqualified excess benefit plan designed to maintain benefits for specified employees at the formula level in the qualified salary US plan. We refer to the qualified US plans and the excess benefit plan collectively as the “US plans.”
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
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble-UK, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble-UK, have evaluated the disclosure controls and procedures of Noble-UK as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble-UK’s disclosure controls and procedures were effective as of September 30, 2020. Noble-UK’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-UK in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble-Cayman, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble-Cayman, have evaluated the disclosure controls and procedures of Noble-Cayman as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble-Cayman’s disclosure controls and procedures were effective as of September 30, 2020. Noble-Cayman’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble-Cayman in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in Noble-UK’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble-UK.
There were no changes in Noble-Cayman’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble-Cayman.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 14— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and the other information presented in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected; however, the potential effects of the ongoing outbreak of COVID-19 discussed below could potentially also impact most of those risks.
The ongoing outbreak of COVID-19 has had, and will likely continue to have, significant adverse consequences for general economic, financial and business conditions, as well as for our business and financial position and the business and financial position of our customers and suppliers.
The COVID-19 pandemic and related mitigation efforts have had, and continue to have, a material negative impact on our business and results of operations and disruption to the operations of our business partners, suppliers and customers.
In response to COVID-19, governmental authorities around the world took various actions to mitigate the spread of COVID-19, such as imposing mandatory closures of all non-essential business facilities, seeking voluntary closures of such facilities and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. In addition, individuals and entities implemented measures in response to the governmental actions, as well as changes in personal behaviors, such as companies requiring employees to work remotely, suspending all non-essential travel worldwide for employees, discouraging employee attendance at in-person work-related meetings, and individuals voluntarily social distancing and self-quarantining.
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
Governmental authorities have begun implementing multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite surges in COVID-19 cases. The COVID-19 outbreak may significantly worsen during the upcoming months, which may cause governmental authorities to reconsider restrictions on business and social activities. In the event governmental authorities increase restrictions, the re-opening of the economy may be further curtailed. In complying with travel restrictions and mandatory quarantine measures imposed by governmental authorities and navigating surges in COVID-19 cases resulting from re-opening, we have experienced, and expect to continue to experience, increased difficulties, delays and expenses in moving our personnel in and out of, and to work in, the various jurisdictions that we operate. We may be unable to pass along these increased expenses to our customers. Additionally, disruptions to the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations or other effects related to COVID-19 or travel restrictions, have increased our operating costs, increased the risk of rig downtime and negatively impacted our ability to meet our commitments to customers.

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
We are exposed to risks relating to operations in international locations.
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:

•	seizure, nationalization or expropriation of property or equipment;

•	monetary policies, government credit rating downgrades and potential defaults, and foreign currency fluctuations and devaluations;

•	limitations on the ability to repatriate income or capital;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	import-export quotas, wage and price controls and imposition of trade barriers;

•	delays in implementing private commercial arrangements as a result of government oversight;

•	compliance with and changes in taxation rules or policies;

•	compliance with and changes in various jurisdictional regulatory or financial requirements, including rig flagging and local ownership requirements;

•	other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;

•	governmental corruption;

•	the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;

•	piracy; and

•	terrorist acts, war, revolution and civil disturbances.
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

Our ability to do business in a number of jurisdictions is subject to maintaining required licenses and permits and complying with applicable laws and regulations. For example, all of our drilling units are subject to regulatory requirements of the flag state where the drilling unit is registered. The flag state requirements are international maritime requirements and, in some cases, further interpolated by the flag state itself. In addition, each of our drilling units must be “classed” by a classification society, signifying that such drilling rig has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the flag state. If any drilling unit loses its flag, does not maintain its class or fails any periodical survey or special survey, the drilling unit will be unable to carry on operations and will be unemployable and uninsurable.
Jurisdictions where we operate may attempt to impose requirements that our drilling units operating in such a jurisdiction have some local ownership or be registered under the flag of that jurisdiction, or both. Our rigs are flagged in Liberia, which has a well-developed system of registration of ownership and mortgages. In October 2020, we received notice from the Transport General Authority of Saudi Arabia that our rigs operating in Saudi Arabia must be registered under the flag of Saudi Arabia by March 2021 to continue to operate in the territorial waters of Saudi Arabia. To register under the flag of Saudi Arabia a rig that is owned by a company, at least 51% of the capital of the company must be Saudi-owned. We do not believe that our rigs should be required to be registered under the flag of Saudi Arabia and we are working to avoid such a requirement; however, we are also evaluating the impact of potential registration under the flag of Saudi Arabia (and complying with the related local ownership requirement), including the impact under any future or currently contemplated debt agreements. We cannot predict with any certainty what the outcome of this situation in Saudi Arabia may be. If we are unable to enter into debt agreements that would permit us to change the flag of a rig or register a rig under the flag of Saudi Arabia (and consequently comply with local ownership requirements), and if we are otherwise unable to successfully object to registration, we may no longer be able to operate in that country. Any such inability to carry on operations in Saudi Arabia or other jurisdictions where we operate or desire to operate, or our failure to comply with any other laws and regulations of the countries where we operate, could have a material adverse effect on our results of operations.
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
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to change substantially our capital structure;

•	our ability to obtain adequate liquidity and access financing sources;

•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;

•	our ability to retain key employees; and

•	the overall strength and stability of general economic conditions and the financial and oil and gas industries, both in the United States and in global markets.
 The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, earnings, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. The forecasts may be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
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
Trading in our ordinary shares during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.
We have a significant amount of indebtedness that is senior to our ordinary shares in our capital structure. As a result, we expect the value attributable to our ordinary shares will be impacted materially by the reorganization of our capital structure through the Chapter 11 Cases. We can make no assurance that there will be any recovery available to investors holding our ordinary shares after the conclusion of the Chapter 11 Cases. The Restructuring Support Agreement provides that our existing equity interests will be canceled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding ordinary shares, will be entitled to no recovery, other than, the potential issuance of highly speculative warrants. Any trading in our ordinary shares during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.
Our ordinary shares have been delisted from the New York Stock Exchange and experience the risks of trading in an over-the-counter market.
As a consequence of the Chapter 11 Cases, on July 31, 2020, the New York Stock Exchange (“NYSE”) suspended trading in our ordinary shares at the market opening. We received written notice from the NYSE that it had determined to commence proceedings to delist our ordinary shares because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D as a result of the filing of the Chapter 11 Cases. On August 17, 2020, the NYSE filed a Form 25 with the SEC to delist our ordinary shares. The delisting was effective 10 days after the Form 25 was filed.
Since August 4, 2020, our ordinary shares have been trading on the OTC Pink Open Market under the symbol “NEBLQ.” Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. In addition to those factors, the market for our outstanding ordinary shares has been adversely affected by the provisions of the Restructuring Support Agreement and the Plan that contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our outstanding ordinary shares, will be entitled to no recovery, other than the potential issuance of highly speculative warrants. We can provide no assurance that our ordinary shares will continue to trade on the OTC Pink Open Market, whether broker-dealers will continue to provide public quotes of our ordinary shares on this market, whether the trading volume of our ordinary shares will be sufficient to provide for an efficient trading market or whether quotes for our ordinary shares will continue on this market in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under UK law, the Company is only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. As of the date of this report, no such plan has been approved and during the three months ended September 30, 2020 there were no repurchases by Noble-UK of its shares.
Item 3. Defaults Upon Senior Securities

The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under each of the Company’s debt agreements. As a result, we are no longer able to borrow any amounts under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our outstanding senior notes, which comprise the 2020 Notes, the 2021 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes, the Guaranteed Notes, the 2040 Notes, the 2041 Notes, the 2042 Notes and the 2045 Notes, and the 2017 Credit Facility became immediately due and payable. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility are automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. For additional information on the Chapter 11 Cases, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Outlook— Chapter 11 Proceedings, Liquidity and Going Concern” included in Part I of this Quarterly Report on Form 10-Q and “Note 1— Organization and Basis of Presentation” and “Note 2— Chapter 11 Proceedings” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

10.1*†
Noble Corporation plc 2020 Short-Term Incentive Plan, amended and restated effective as of July 1, 2020 (filed as Exhibit 10.3 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

10.2*†
Noble Corporation plc 2020 Other Cash Award Plan, effective as of July 1, 2020 (filed as Exhibit 10.4 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

10.3*	Form of Letter Agreement relating to Restructured 2020 Executive Incentive Compensation.

10.4*	Noble Corporation plc Time-Vested Cash Award (Inducement Award) Agreement, effective July 1, 2020, by and between Noble Corporation plc and Robert W. Eifler.

10.5*†	Noble Corporation plc Performance-Vested Cash Award (Inducement Award) Agreement, effective July 1, 2020, by and between Noble Corporation plc and Robert W. Eifler.

10.6†
Restructuring Support Agreement, dated July 31, 2020, by and among Noble Corporation plc, the subsidiaries of Noble Corporation plc party thereto and the Consenting Creditors party thereto (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on July 31, 2020 and incorporated herein by reference).

10.7†
First Amendment to Restructuring Support Agreement, dated August 20, 2020, by and among Noble Corporation plc and the Consenting Creditors party thereto (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on August 26, 2020 and incorporated herein by reference).

10.8†
Settlement Agreement, dated September 23, 2020, by and among the Paragon Litigation Trust and Noble Corporation plc, Noble Corporation Holdings Ltd, Noble Corporation, Noble FDR Holdings Limited, Noble Holding International Limited, Noble Holding (U.S.) LLC and Noble International Finance Company (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).

10.9†
Backstop Commitment Agreement, dated October 12, 2020, by and among Noble Corporation plc, the subsidiaries of Noble Corporation plc party thereto and the Backstop Parties party thereto (filed as Exhibit 10.1 to Noble-UK’s Current Report on Form 8-K filed on October 15, 2020 and incorporated herein by reference).

Exhibit Number	Exhibit

22	List of Guarantor Subsidiaries (filed as Exhibit 22 to Noble-UK’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

31.1	Certification of Robert W. Eifler, Noble-UK, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert W. Eifler, Noble-Cayman, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Richard B. Barker, Noble-UK, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Noble-Cayman, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble-UK, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Robert W. Eifler, Noble-Cayman, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble-UK, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Noble-Cayman, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________

*	Management contract or compensatory plan or arrangement.
†    Certain portions of the exhibit have been omitted. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.

+	Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation plc, a public limited company incorporated under the laws of England and Wales

/s/ Richard B. Barker	November 5, 2020
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 5, 2020
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	November 5, 2020
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 5, 2020
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date