Form 10-K
period 2020-12-31
Noble Corp; Noble Finance Co
filed 2021-03-12
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
_____________________________________________________________________________________________________
Commission file number: 001-36211

Noble Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1575532
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
13135 Dairy Ashford, Suite 800, Sugar Land, Texas, 77478
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
Noble Holding Corporation plc
(Former name or former address, if changed since last report)
_____________________________________________________________________________________________________
Commission file number: 001-31306

Noble Finance Company
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0366361
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
13135 Dairy Ashford, Suite 800, Sugar Land, Texas 77478
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
Noble Corporation
Suite 3D Landmark Square, 64 Earth Close, P.O. Box 31327 George Town, Grand Cayman, Cayman Islands, KY1-1206
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (345) 938-0293
(Former name or former address, if changed since last report)
_____________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None

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

Noble Corporation	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐
Noble Finance Company	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2020, the aggregate market value of the registered shares of Noble Holding Corporation plc (the Exchange Act predecessor to the registrant Noble Corporation) held by non-affiliates was $79.5 million based on the closing price of such shares on such date as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares outstanding at March 10, 2021: Noble Corporation — 43,536,636
Number of shares outstanding: Noble Finance Company — 261,246,093

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission.

This Form 10-K is a combined annual report being filed separately by two registrants: Noble Corporation, a Cayman Islands company, and its wholly-owned subsidiary, Noble Finance Company, a Cayman Islands company.

This combined Annual Report on Form 10-K is separately filed by Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), and Noble Finance Company (formerly known as Noble Corporation), an exempted company incorporated in the Cayman Islands with limited liability and a wholly-owned subsidiary of Noble (“Finco”). Information in this filing relating to Finco is filed by Noble and separately by Finco on its own behalf. Finco makes no representation as to information relating to Noble (except as it may relate to Finco) or any other affiliate or subsidiary of Noble.
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements are combined. References in this Annual Report on Form 10-K to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble and its consolidated subsidiaries, including Finco.

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, our plan to list our equity on a national securities exchange, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy (including our business strategy post-emergence from bankruptcy), impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing or results of acquisitions or dispositions, and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to our emergence from bankruptcy (including but not limited to our ability to improve our operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties following emergence from bankruptcy), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the US, actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations (including as a result of the change in the US presidential administration), compliance with or changes in regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described under “Risk Factors” included in this report, or in our other filings with the US Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

PART I
Item 1. Business.
Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. We focus on a balanced, high-specification fleet of floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Finco, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement (the “Disclosure Statement”). On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Chapter 11 Proceedings and Going Concern” for a description of the events that occurred on the Effective Date, including the issuance of the ordinary shares of Noble (“New Shares”), the Tranche 1 Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants (each as defined herein). In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law.
Finco was an indirect, wholly-owned subsidiary of Legacy Noble prior to the Effective Date and has been a direct, wholly-owned subsidiary of Noble, our parent company, since the Effective Date. Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all its business through Finco and its subsidiaries.
Noble is the successor issuer to Legacy Noble for purposes of and pursuant to Rule 15d-5 of the Exchange Act. References to the “Company,” “we,” “us” or “our” in this Annual Report are to Noble, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Noble, together with its consolidated subsidiaries, when referring to periods prior to the Effective Date.
Contract Drilling Services
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
We typically provide contract drilling services under an individual contract, on a dayrate basis. Although the final terms of the contracts result from negotiations with our customers, many contracts are awarded based upon a competitive bidding process. Our drilling contracts generally contain the following terms:
•contract duration extending over a specific period of time or a period necessary to drill a defined number of wells;
•payment of compensation to us (generally in US Dollars although some customers, typically national oil companies, require a part of the compensation to be paid in local currency) on a “daywork” basis, so that we receive a fixed amount for each day (“dayrate”) that the drilling unit is operating under contract (a lower rate or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control);
•provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed, (ii) if operations are suspended for a specified period of time due to breakdown of equipment or breach of contract or (iii) for convenience;

•provisions allowing the impacted party to terminate the contract if specified “force majeure” events beyond the contracting parties’ control occur for a defined period of time;
•payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies;
•provisions that allow us to recover certain cost increases from our customers in certain long-term contracts; and
•provisions that require us to lower dayrates for documented cost decreases in certain long-term contracts.
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
Contracts often contain early termination provisions permitting the customer to terminate the contract if the unit is lost or destroyed or if operations are suspended for a specified period of time due to breakdown of equipment or breach of contract. In addition, the terms of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts and, in often cases, without any payment or a modest payment.
During periods of depressed market conditions, such as the one we experienced for a number of years, our customers may attempt to renegotiate or repudiate their contracts with us although we seek to enforce our rights under our contracts. The renegotiations may include changes to key contract terms, such as pricing, termination and risk allocation.
For a discussion of our backlog of commitments for contract drilling services, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contract Drilling Services Backlog.”
Drilling Fleet
Noble is a leading offshore drilling contractor for the oil and gas sector. Noble owns and operates one of the most modern, versatile and technically advanced fleets of mobile offshore drilling units in the offshore drilling industry. Noble provides, through its subsidiaries, contract drilling services with a fleet of 19 offshore drilling units, consisting of seven floaters and 12 jackups at the date of this report, focused largely on ultra-deepwater and high-specification drilling opportunities in both established and emerging regions worldwide. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. At December 31, 2020, our fleet was located in Far East Asia, the Middle East, the North Sea, Oceania, South America and the US Gulf of Mexico.
Floaters
Our floating fleet consists of the following:
    A drillship is a type of floating drilling unit that is based on the ship-based hull of the vessel and equipped with modern drilling equipment that gives it the capability of easily transitioning from various worldwide locations and carrying high capacities of equipment while being able to drill ultra-deepwater oil and gas wells in up to 12,000 feet of water. Drillships can stay directly over the drilling location without anchors in open seas using a dynamic positioning system (“DPS”), which coordinates position references from satellite signals and acoustic seabed transponders with the drillship's six to eight thrusters to keep the ship directly over the well that is being drilled. Drillships are selected to drill oil and gas wells for programs that require a high level of simultaneous operations, where drilling loads are expected to be high, or where there are occurrences of high ocean currents, where the drillship's hull shape is the most efficient. Noble's fleet consists of six drillships capable of water depths from 10,000 feet to 12,000 feet.
    Semisubmersible drilling units are designed as a floating drilling platform incorporating one or several pontoon hulls, which are submerged in the water to lower the center of gravity and make this type of drilling unit exceptionally stable in the open sea. Semisubmersible drilling units are generally categorized in terms of the water depth in which they are capable of operating, from the mid-water range of 300 feet to 4,000 feet, the deepwater range of 4,000 feet to 7,500 feet, to the ultra-deepwater range of 7,500 feet to 12,000 feet as well as by their generation, or date of construction. This type of drilling unit typically exhibits excellent stability characteristics, providing a stable platform for drilling in even rough seas. Semisubmersible drilling units hold their position over the drilling location using either an anchored mooring system or a DPS and may be self-propelled. Noble’s fleet consists of one moored ultra-deepwater semisubmersible drilling unit.

Jackups
Noble’s fleet of modern, high-specification jackup drilling units gives us the flexibility to provide drilling solutions to our customers who have drilling requirements in the shallower waters of the continental shelf, in depths ranging from less than 100 feet to as deep as 500 feet of water with drilling hookloads up to 2,500,000. Jackup rigs can be used in open water exploration locations, as well as over fixed, bottom-supported platforms. A jackup drilling unit is a towed mobile vessel consisting of a floating hull equipped with three or four legs, which are lowered to the seabed at the drilling location. The hull is then elevated out of the water by the jacking system using the legs to support weight of the hull and drilling equipment against the seabed. Once the hull is elevated to the desired level, or jacked up, the drilling package can be extended out over an existing production platform or the open water location and drilling can commence. Noble’s fleet of 12 jackups varies from two units capable of drilling in up to 375 feet of water to premium and high-specification units capable of drilling in up to 500 feet of water.
The following table presents certain information concerning our offshore fleet at March 10, 2021. We own and operate all of the units included in the table.

Name	Make	Year Built or Rebuilt (1)	Water Depth Rating (feet) (2)	Drilling Depth Capacity (feet)	Location	Status (3)
Floaters—7
Drillships—6
Noble Bob Douglas	GustoMSC P10000	2013 N	12,000	40,000	Guyana	Active
Noble Don Taylor	GustoMSC P10000	2013 N	12,000	40,000	Guyana	Active
Noble Globetrotter I	Globetrotter Class	2011 N	10,000	30,000	US Gulf of Mexico	Active
Noble Globetrotter II	Globetrotter Class	2013 N	10,000	30,000	US Gulf of Mexico	Active
Noble Sam Croft	GustoMSC P10000	2014 N	12,000	40,000	Suriname	Active
Noble Tom Madden	GustoMSC P10000	2014 N	12,000	40,000	Guyana	Active
Semisubmersibles—1
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R	10,000	35,000	Malaysia	Active
Independent Leg Cantilevered Jackups—12
Noble Hans Deul (4)	F&G JU-2000E	2009 N	400	30,000	UK	Active
Noble Houston Colbert (4)	F&G JU-3000N	2014 N	400	30,000	UK	Available
Noble Joe Knight	GustoMSC CJ46-x100-D	2018 N	375	30,000	Saudi Arabia	Active
Noble Johnny Whitstine	GustoMSC CJ46-x100-D	2018 N	375	30,000	Saudi Arabia	Active
Noble Lloyd Noble (4)	GustoMSC CJ70-x150-ST	2016 N	500	32,000	Norway	Shipyard
Noble Mick O’Brien (4)	F&G JU-3000N	2013 N	400	30,000	Qatar	Active
Noble Regina Allen (4)	F&G JU-3000N	2013 N	400	30,000	Trinidad and Tobago	Active
Noble Roger Lewis (4)	F&G JU-2000E	2007 N	400	30,000	Saudi Arabia	Active
Noble Sam Hartley (4)	F&G JU-3000N	2014 N	400	30,000	UK	Active
Noble Sam Turner (4)	F&G JU-3000N	2014 N	400	30,000	Denmark	Active
Noble Scott Marks (4)	F&G JU-2000E	2009 N	400	30,000	Saudi Arabia	Active
Noble Tom Prosser (4)	F&G JU-3000N	2014 N	400	30,000	Australia	Active
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
(4)    Harsh environment capability.

Market
The offshore contract drilling industry is a highly competitive and cyclical business. Demand for offshore drilling services is driven by the offshore exploration and development programs of oil and gas operators, which in turn are influenced by many factors, including, but not limited to, the price and price stability of oil and gas, the availability and relative cost of offshore oil and gas resources within the oil and gas portfolio of each operator, general global economic conditions, energy demand, the operator’s strategy toward renewable energy sources, environmental considerations and national oil and gas policy.
In the provision of offshore contract drilling services, competition is largely governed by price but involves numerous other factors as well. Rig availability, location, suitability and technical specifications are the primary factors in determining which rig is qualified for a job, and additional factors are considered when determining which contractor is awarded a job, including experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. In addition to having one of the newest fleets in the industry among our peer companies, we strive to keep our assets well-maintained and technologically competitive.
We maintain a global operational presence and compete in many of the major offshore oil and gas basins worldwide. All our drilling rigs are mobile, and we may mobilize our drilling rigs among regions for a variety of reasons, including to respond to customer requirements. We compete in both the jackup and floating rig market segments, each of which may have different supply and demand dynamics at a given period in time or in different regions.
Since late 2014, the offshore drilling industry has experienced a severe and prolonged downturn driven by a combination of an oversupply of drilling rigs, weak and volatile crude oil prices exacerbated in early 2020 by production level disagreements by OPEC+, reductions in global offshore exploration and development activities, and the impacts of COVID-19.
The global mitigation efforts associated with preventing the spread of COVID-19 have significantly slowed global economic activity, leading to a precipitous drop in oil demand in 2020. As the year progressed, some countries began to ease lock-down restrictions, resulting in an increase in oil demand; however, current demand and near-term demand forecasts still lag pre-COVID-19 demand levels. As the demand imbalance played out during the year, crude price volatility lessened as OPEC+ agreed to production level cuts through early 2021. In early 2021, Brent crude averaged $55-$60 per barrel, up from an average of approximately $40 per barrel in 2020. Despite the current price recovery, uncertainty remains around the current level of oil prices as a result of the on-going effects of COVID-19 and the early stage of global vaccine efforts, as well as the uncertainty surrounding the longevity of the OPEC+ production agreements. Finally, a growing number of the major oil companies, including some of our customers, have signaled increased commitments toward the transition to renewable energy sources. As international majors commit to these renewable energy sources, capital investments could be diverted from longer-term fossil fuel projects, creating even more competition among premium offshore drilling assets.
We believe the convergence of events in 2020 and early 2021 have lengthened an already challenging and slow recovery in our industry. Despite these challenges and demand projections, we believe that oil and gas demand will rebalance and oil and gas will remain an important portion of the world’s energy mix. We expect that the return of stable oil demand and prices coupled with the continued attrition of rigs in the global offshore fleet will bring improved market conditions for our services. Our young and technologically advanced fleet is well positioned to compete as market dynamics improve.
Significant Customers
Offshore contract drilling operations accounted for approximately 94 percent, 95 percent and 96 percent of our operating revenues for the years ended December 31, 2020, 2019 and 2018, respectively. During the three years ended December 31, 2020, we principally conducted our contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, the Black Sea, Africa, South America and the US Gulf of Mexico. Revenues from Exxon Mobil Corporation (“ExxonMobil”), Royal Dutch Shell plc (“Shell”), Equinor ASA (“Equinor”) and Saudi Arabian Oil Company (“Saudi Aramco”) accounted for approximately 26.6 percent, 21.7 percent, 14.3 percent and 13.8 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2020. Revenues from Shell, ExxonMobil, Equinor and Saudi Aramco accounted for approximately 36.5 percent, 13.7 percent, 13.1 percent and 11.9 percent, respectively, of our consolidated operating revenues, which includes the Noble Bully II contract buyout, for the year ended December 31, 2019. Excluding the Noble Bully II contract buyout, revenues from Shell, ExxonMobil, Equinor and Saudi Aramco accounted for approximately 27.1 percent, 15.7 percent, 15.1 percent and 13.6 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2019. Revenues from Shell, Equinor and Saudi Aramco accounted for approximately 38.8 percent, 15.5 percent and 14.5 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2018. No other customer accounted for more than 10 percent of our consolidated operating revenues in 2020, 2019 or 2018.

Human Capital
At December 31, 2020, we had approximately 1,500 employees, excluding approximately 800 persons we engaged through labor contractors or agencies. Approximately 88 percent of our workforce is located offshore. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.
We are fully committed to operating our business with honesty and integrity. Our reputation depends on our directors, officers, employees, and others working on our behalf assuming a personal responsibility for our business conduct. Our compliance program is focused on ensuring adherence with the highest ethical standards and applicable laws and setting the tone for an ethical work environment. Noble’s commitment to a strong compliance culture is fundamental to who we are as a leading offshore drilling contractor. Noble’s Code of Business Conduct and Ethics provides the foundation for our culture and underscores our commitment to our core values of safety, environmental stewardship, honesty and integrity, respect and performance. It also includes our responsibility and commitment to follow all applicable laws as well as our own internal policies, and requires any supplier or third party who works with Noble to comply with similar fundamental principles.
Operating our business in a socially responsible way is integral to who we are. Internally, our employee-focused programs such as recruitment and promotion opportunities, safety and environmental stewardship, and training and continuing education are key to our commitment to the personal and professional growth of our workforce. Externally, our dedication is evidenced by our affiliations and how we contribute to and invest in the communities where we operate.
Recruitment and Promotions. We value a healthy culture of ingenuity and adaptability where everyone has an equal opportunity to thrive. We recognize that an inclusive and diverse workforce is key to the advancement and retention of the best qualified people leading to strong innovation and our continued success. We are committed to a policy of recruitment and promotion based upon job qualifications, performance and merit without discrimination.
Safety and Environmental Stewardship. Noble is committed to delivering excellent health, safety and environmental (“HSE”) performance as part of our business strategy in order to add further value for employees, customers, and shareholders. Safety and environmental stewardship are the cornerstone of who we are, what we stand for and what we do every day to deliver a high-quality operation. All personnel, regardless of job or position onboard our vessels or at any Noble facility, has the authorization and obligation to immediately stop any unsafe act, practice or job that that poses any risk or danger to people or the environment. Noble’s pursuit of exceptional HSE performance begins with our strong corporate culture and by starting SAFE every day: one tour, one task and one person at a time. SAFE is an acronym for the phrase: follow Standards, be Accountable, stay Focused, achieve Excellence. Daily, the crew onboard each rig work together to achieve specific safety and environmental objectives and if all objectives are met, then the day is counted as a SAFE Day. Under our SAFE Day program, in 2020, our rigs achieved the SAFE objectives 98.6% of available days, which is an increase over 2019 performance, and our total recordable incident rate for 2020 decreased 38% from the prior year.
Training and Continuing Education. We place considerable value on the training and development of our employees and maintain a practice of keeping them informed on matters affecting them, as well as on the performance of the Company. Accordingly, we conduct formal and informal meetings with employees, maintain a Company intranet website with matters of interest, issue periodic publications of Company activities and other matters of interest, and offer a variety of in-house training, including through NobleAdvances, our state-of-the-art training facility in Sugar Land, Texas. When travel became a challenge, we developed and enhanced virtual and worksite training courses, some of which are facilitated through our rig-based leadership and are accredited through the International Association of Drilling Contractors.
In consideration of the negative impact of COVID-19 on our employees, customers, suppliers and the communities in which we operate, as well as associated human rights concerns that may exist in the areas in which we operate, we have taken, and will continue to take, incremental measures to monitor, identify and manage risks associated with the COVID-19 pandemic. Throughout the pandemic, we have continued operations in support of essential infrastructure in the energy industry while carefully ensuring worker safety. We have been able to maintain operation of our rigs by implementing several mitigations, such as extending crew schedules to offset travel delays due to limitations or restrictions, implementing quarantine measures in advance of persons boarding our rigs to prevent the spread of COVID-19 on board and enhancing crew health monitoring and response measures to prevent an outbreak on board any of our vessels. We have also continued the operation of our shore-side offices by implementing social distancing programs and implementing staggered rotational schedules for facility employees to reduce the number of persons on site. In addition, we have increased internal contingency planning, protective measures and employee communications and reinforced our employee wellness programs with all offshore and shore-side employees to offset the potential impact on employees both personally and professionally.

Governmental Regulations and Environmental Matters
Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Our contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping, supplying and operation of drilling units, environmental protection and related recordkeeping, health and safety of personnel, safety management systems, the reduction of atmospheric emissions that contribute to a cumulative effect on the overall air quality and environment (commonly referred to as greenhouse gases), currency conversions and repatriation, oil and gas exploration and development, taxation of capital equipment, taxation of offshore earnings and earnings of expatriate personnel, employee benefits and use of local employees, content and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government actions, including initiatives by OPEC, may continue to contribute to oil price volatility. In some areas of the world, this government activity has adversely affected the amount of exploration and development work done by oil and gas companies and influenced their need for offshore drilling services, and likely will continue to do so.
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
The following is a summary of some of the existing laws and regulations that apply in the United States and Europe, which serves as an example of the various laws and regulations to which we are subject. While laws vary widely in each jurisdiction, each of the laws and regulations below addresses regulatory issues similar to those in most of the other jurisdictions in which we operate.
Offshore Regulation and Safety. In response to the Macondo well blowout incident in April 2010, the United States Congress, the US Department of Interior, through the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), and the US Department of Homeland Security, through the United States Coast Guard (“USCG”), have undertaken an aggressive overhaul of the offshore oil and natural gas related regulatory processes, which has significantly impacted oil and gas development and operational requirements in the US Gulf of Mexico. Such actions by the US government has, on occasion, served as a leading indicator for similar regulatory developments or requirements by other countries where, from time to time, new rules, regulations and requirements in the United States and in other countries have been proposed and implemented that materially limit or prohibit, and increase the cost of, offshore drilling and related operations. Other similar regulations impact certain operational requirements on rigs and govern liability for vessel or cargo loss, or damage to life, property, or the marine environment. See Part I, Item 1A, “Risk Factors —Regulatory and Legal Risks—Changes in, compliance with, or our failure to comply with the certain laws and regulations may negatively impact our operations and could have a material adverse effect on our results of operations” and “Risk Factors—Regulatory and Legal Risks— Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity” for additional information.
Spills and Releases. The US Oil Pollution Act of 1990 (“OPA”), the Comprehensive Environmental Response, Compensation, and Liability Act in the United States (“CERCLA”), and similar regulations, including but not limited to the International Convention for the Prevention of Pollution from Ships (“MARPOL”), adopted by the International Maritime Organization (“IMO”), as enforced in the United States through the domestic implementing law called the Act to Prevent Pollution from Ships, impose certain operational requirements on offshore rigs operating in the United States and govern liability for leaks, spills and blowouts involving pollutants. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. CERCLA and similar state and foreign laws and regulations, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. In the course of our ordinary operations, we may generate waste that may fall within the scope of CERCLA's definition of a “hazardous substance.” However, we have to-date not received any notification that we are, or may be, potentially responsible for cleanup costs under CERCLA.
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
Water Discharges. The US Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” and similar state laws and regulations impose restrictions and controls on the discharge of pollutants into federal and state waters. These laws also regulate the discharge of storm water in process areas. Pursuant to these laws and regulations, we are required to obtain and maintain approvals or permits for the discharge of wastewater and storm water. In addition, the USCG has promulgated requirements for ballast water management as well as supplemental ballast water requirements, which includes limits and, in some cases, water treatment requirements applicable to specific discharge streams, such as deck runoff, bilge water and gray water. Further, in October 2020, the United States Environmental Protection Agency (“EPA”) published proposed national standards of performance for incidental discharges pursuant to the Vessel Incidental Discharge Act. The proposed rule would establish discharge standards for a range of vessels, including mobile offshore drilling units. We do not anticipate that compliance with these laws and regulations will cause a material impact on our operations or financial condition.
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
Climate Change. Climate change is an environmental, social and economic challenge facing everyone today. We are committed to continuous improvement and a sustainable energy future, supported by our efforts to protect the environment throughout our operations and safely provide reliable and efficient services to allow access to resources essential for human and economic prosperity. There is increasing attention concerning the issue of climate change and the effect of greenhouse gas (“GHG”) emissions. The EPA regulates the permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V permitting programs, which require the use of “best available control technology” for GHG emissions from new and modified major stationary sources, which can sometimes include our rigs. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among other things, certain onshore and offshore oil and natural gas production facilities, on an annual basis.
Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on all countries that had ratified it. In 2015, the United Nations (“U.N.”) Climate Change Conference in Paris resulted in the creation of the Paris Agreement. In September 2016, the US deposited its instrument of acceptance of the Paris Agreement, which later entered into force on November 4, 2016. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. In November 2019, the US submitted formal notification to the U.N. of its decision to withdraw from the Paris Agreement, which took effect on November 4, 2020. However, in January 2021, shortly after Joseph Biden was sworn into office as the President of the United States, a series of executive orders were issued regarding climate change, which in part led to the US again depositing an instrument of acceptance of the Paris Agreement, which thereafter re-entered into force for the US on February 19, 2021. The terms of the Paris Agreement and the executive orders are expected to result in additional regulations or changes to existing regulations, which could have a material adverse effect on our business in the US and that of our customers. In addition, incentives to conserve energy or use alternative energy sources in many of the countries where we currently operate or may operate in the future, could have a negative impact on our business in those countries and worldwide. See Part I, Item1A, “Risk Factors—Regulatory and Legal Risks— Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity” for additional information.
Countries in the European Union (“EU”) implement the U.N.’s Kyoto Protocol on GHG emissions through the Emissions Trading System (“ETS”). The ETS program establishes a GHG “cap and trade” system for certain industry sectors, including power generation at some offshore facilities. Total GHG from these sectors is capped, and the cap is reduced over time to achieve GHG reductions from these sectors. In September 2020, the European Commission presented a plan to increase the EU’s GHG reduction target to at least 55% by 2030 in accordance with the European Green Deal. In order to reach this goal, the European Commission has proposed potential revisions and expansions of the EU ETS.

In addition, the United Kingdom (“UK”) government implemented its own ETS in January 2021 to replace the UK’s participation in the EU ETS. The UK has also introduced an auction price floor to prevent carbon prices from dropping below a set level during the initial implementation of the UK ETS. The cost of compliance with the UK ETS and the EU ETS can be expected to increase over time. Additional member state climate change legislation may result in potentially material capital expenditures.
We have determined that combustion of ultra-low sulfur fuel oil aboard all of our vessels worldwide (Scope 1) is the Company’s primary source of GHG emissions, which includes carbon dioxide, methane and nitrous oxide. Based upon the emissions calculation factor provided by the original equipment manufacturer for each engine type utilized on our vessels, for the year ended December 31, 2020, our estimated carbon dioxide equivalent (“C02e”) gas emissions were 960,593 tons as compared to 1,063,925 tons for the year ended December 31, 2019. When expressed as an intensity measure of tons of C02e gas emissions per contract day for our vessels worldwide, the intensity measure for December 31, 2020 and 2019 was 174.58 and 156.85, respectively.
The increase of our C02e intensity average from 2019 to 2020 is largely attributed to fewer contracted days in 2020 for several of our vessels that have lower operating energy demands, while our larger vessels that require more energy collectively operated for more contracted days during the same period.
Noble utilizes emission coefficient factors directly from the OEM engine manufacturers carefully calculated per engine type and fuel usage to determine emissions generated from our direct operations throughout the year. While OEM provided coefficients are one method of calculation, there are other relevant industry and regulatory approved standards for calculating GHG production that lead us to a broader understanding of our GHG impact. Each of these methods of calculation vary in assumptions made during the calculation process. By providing these additional calculations such as the Environmental Emissions Monitoring System (EEMS), we feel we are more prepared to compare our emissions data to those relevant industry standards and accurately compare to peer performance with a higher degree of transparency.
Our Scope 1 C02e gas emissions reporting has been prepared with reference to the requirements set out in the UK Companies Act 2006 Regulations 2013, the Environmental Reporting Guidelines (June 2013) issued by the Department for Environment Food & Rural Affairs, the World Resources Institute and World Business Council for Sustainable Development GHG Protocol Corporate Accounting and Reporting Standard Revised and the International Organization for Standardization (“ISO”) 14064-1, “Specification with guidance at the organizational level for quantification and reporting of greenhouse gas emissions and removals (2006).”
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
The IMO has also negotiated international conventions that impose liability for oil pollution in international waters and the territorial waters of the signatory to such conventions such as the Ballast Water Management Convention, (the “BWM Convention”) and the International Convention for Civil Liability for Bunker Oil Pollution Damage of 2001 (the “Bunker Convention”). The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast of water exchange requirements, to be replaced in time with a requirement for mandatory ballast water treatment. The Bunker Convention provides a liability, compensation and compulsory insurance system for the victims of oil pollution damage caused by spills of bunker oil. We believe that all of our drilling rigs are currently compliant in all material respects with these regulations. However, the IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.
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
In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third-party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. Our P&I insurance program is renewed in April of each year and currently has a standard deductible of $10.0 million per occurrence, with maximum liability coverage of $750.0 million. We also carry hull and machinery insurance that protects us against physical loss or damage to our drilling rigs, subject to a deductible that is currently $5.0 million.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website. The US Securities and Exchange Commission (the “SEC”) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
You may also find information related to our corporate governance, board committees and company code of ethics (and any amendments or waivers of compliance) at our website. Among the documents you can find there are the following:
•Articles of Association;
•Code of Business Conduct and Ethics;
•Corporate Governance Guidelines;
•Audit Committee Charter;
•Compensation Committee Charter;
•Nominating, Governance and Sustainability Committee Charter; and
•Finance Committee Charter.

Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information posted there could be deemed to be material information. Except to the extent explicitly stated herein, documents and information on our website are not incorporated by reference herein.
Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operating results and financial condition.
Risks Related to Our Emergence from Bankruptcy
•the effect of our recent emergence from bankruptcy on our business and relationships;
•our actual financial results after emergence from bankruptcy may not be comparable to filed projections;
•our historical financial information will not be indicative of future financial performance;
•Legacy Noble’s ordinary shares were cancelled upon our emergence from bankruptcy;
•the warrants we issued pursuant to the Plan are exercisable for New Shares;
Risks Related to Our Business and Operations
•the impact of the COVID-19 pandemic;
•our business depends on the level of activity in the oil and gas industry;
•the offshore contract drilling industry is a highly competitive and cyclical business;
•the over-supply of offshore rigs;
•our ability to renew or replace existing contracts;
•our current backlog of contract drilling revenue may not be ultimately realized;
•our substantial dependence on several of our customers;
•risks relating to operations in international locations;
•our and our service providers’ failure to adequately protect sensitive information technology systems and critical data;
•our failure to attract and retain skilled personnel;
•supplier capacity constraints or shortages in parts or equipment or price increases;
•risks associated with future acquisitions of other businesses or assets;
•future sales or the availability for sale of substantial amounts of the New Shares could, if the New Shares are listed on a national securities exchange. adversely affect the trading price of the New Shares;
•we are a holding company, and we are dependent upon cash flow from subsidiaries to meet our obligations;
Financial and Tax Risks
•we may record impairment charges on property and equipment;
•the Exit Credit Agreement (as defined herein) contains various restrictive covenants limiting the discretion of our management in operating our business;
•the impact of a loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries on our tax rate on our worldwide earnings;
Regulatory and Legal Risks
•the impact of governmental laws and regulations on our costs and drilling activity;
•increasing attention to environmental, social and governance matters;
•changes in, compliance with, or our failure to comply with certain laws and regulations;
•compliance with laws and regulations relating to the protection of the environment and of human health and safety; and
•we are subject to litigation.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to Our Emergence from Bankruptcy
We recently emerged from bankruptcy, which may adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases may adversely affect our business and relationships with our vendors, suppliers, service providers, customers, employees and other third parties. Many risks exist as a result of the Chapter 11 Cases and our emergence, including the following:

•we may have difficulty obtaining acceptable and sufficient financing to execute our business plan;
•key suppliers, vendors and customers, may among other things, renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us;
•our ability to renew existing contracts and obtain new contracts on reasonably acceptable terms and conditions may be adversely affected;
•our ability to attract, motivate and retain key employees and executives may be adversely affected; and
•competitors may take business away from us, and our ability to compete for new business and attract and retain customers may be negatively impacted.
The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.
Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.
In connection with the Disclosure Statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been and will not be updated and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We have not reviewed the projections or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
Our historical financial information will not be indicative of future financial performance as a result of the implementation of the Plan and the transactions contemplated thereby, as well as our adoption of fresh start accounting following emergence.
Our capital structure was significantly impacted by the Plan. Under fresh start accounting rules that became applicable to us upon the Effective Date, assets and liabilities will be adjusted to fair values and our accumulated deficit will be reset to zero. Accordingly, because fresh start accounting rules apply, our financial condition and results of operations following emergence from the Chapter 11 Cases will not be comparable to the financial condition and results of operations reflected in our historical financial statements from before February 5, 2021.
Legacy Noble’s ordinary shares were cancelled upon our emergence from bankruptcy.
Upon our emergence from the Chapter 11 Cases, Legacy Noble’s ordinary shares were cancelled and we issued the New Shares. We intend to apply for a listing of the New Shares on a national securities exchange. However, we can provide no assurance when we will apply for listing of the New Shares, whether the New Shares will be approved for listing, whether an active trading market will develop for the New Shares or as to the liquidity of such trading market for the New Shares.
The warrants we issued pursuant to the Plan are exercisable for New Shares, and the exercise of such equity instruments would have a dilutive effect to shareholders of the Company.
On the Effective Date and pursuant to the Plan, we issued 8,333,081 Tranche 1 Warrants and 8,333,081 Tranche 2 Warrants to the holders of Legacy Notes (as defined herein) and 2,777,698 Tranche 3 Warrants to the holders of Legacy Noble’s ordinary shares outstanding prior to the Effective Date. The warrants are exercisable for one New Share per warrant at initial exercise price of $19.27 per Tranche 1 Warrant, $23.13 per Tranche 2 Warrant and $124.40 per Tranche 3 Warrant, in each case as may be adjusted from time to time pursuant to the applicable warrant agreements. The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 and Tranche 2 Warrants have Black-Scholes protections. The exercise of these warrants into New Shares would have a dilutive effect to the holdings of our existing shareholders.

Risks Related to Our Business and Operations
Public health issues, including epidemics or pandemics such as COVID-19 have resulted in, and may in the future cause, significant adverse consequences for our business and financial position.
Public health issues, such as the COVID-19 pandemic, our mitigation efforts necessitated by COVID-19, and the effect from the actual and potential disruption of operations of our business partners, suppliers and customers, have had, and may in the future have, a material negative impact on our business and results of operations. In addition, if new strains of COVID-19 develop or sufficient amounts of approved vaccines or new vaccines do not become available, are not widely administered for a significant period of time, or otherwise prove ineffective, the negative impact of COVID-19 on the global economy, and, in turn, on our business and results of operations, could be material.
In response to COVID-19, governmental authorities around the world took various actions over time to mitigate the spread of COVID-19, such as imposing mandatory closures of non-essential business facilities, seeking voluntary closures of certain businesses, and imposing restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. In addition, individuals and entities implemented measures in response to the pandemic and the governmental actions, as well as made changes to personal behaviors, such as requiring employees to work remotely, suspending non-essential travel worldwide for employees, discouraging or canceling employee attendance at in-person work-related meetings, and social distancing and isolating from others.
We have taken and will continue to take precautionary measures intended to mitigate the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees have been, and currently are, able to work on site and on our rigs, due in part to various precautionary measures with little or no material negative impact on the business and results of operations, such as requiring individuals to verify they have not experienced any COVID-19 related symptoms, or been in close contact with someone showing such symptoms or having recently tested positive for COVID-19, before they are permitted to travel to the work site or rig; quarantining any operational employees on a rig who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected); and imposing social distancing requirements in various areas of the rig, such as in the dining hall, work and meeting spaces, and sleeping quarters. Other precautionary measures that have contributed to our ability to continue operations have nonetheless had a material negative impact on the business and results of operations, such as requiring individuals to isolate in a designated facility or repurposed hotel for up to 14 days and test negative for COVID-19 prior to being permitted to travel to our rigs, which has resulted in an increase in the cost of operations. We are also actively assessing and planning for various operational contingencies; however, we cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing an interruption of operations from an outbreak of COVID-19 or absence due to COVID-19 infection resulting in the vacancy of essential positions on one or more of our rigs. To the extent there is an outbreak of COVID-19 or vacancy of essential positions on one or more of our rigs, we may have to temporarily shut down operations thereof, which could result in significant downtime and have significant adverse consequences for our business and results of operations. In addition, most of our non-operational employees are now working remotely, which increases various logistical challenges, inefficiencies and operational risks. For instance, working remotely may increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations via network infrastructure and internet services not arranged, established or secured by the Company.
Governmental authorities have implemented and continue to develop policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions have returned, or may in the future return, to restrictions based upon increases in new COVID-19 cases. The COVID-19 pandemic may continue unabated or worsen during the upcoming months, which may cause governmental authorities to implement restrictions on businesses and society, resulting in the re-opening of the economy being further curtailed. In complying with travel restrictions and mandatory quarantine measures imposed by governmental authorities and navigating surges in COVID-19 cases in various jurisdictions, we have experienced, and may continue to experience, increased difficulties, delays and expenses in moving our personnel to and from our operating locations. We have been unable, and may in the future be unable, to pass along these increased expenses to our customers. Additionally, disruptions to the ability of our suppliers, manufacturers and service providers to supply labor, parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, travel restrictions, or the inability to source labor, parts or equipment from affected locations or other effects related to COVID-19, have increased our operating costs, increased the risk of rig downtime and negatively impacted our ability to meet our commitments to customers and may continue to do so in the future.
These conditions have had significant adverse consequences for the financial condition of many of our customers and resulted in, and may in the future result in, reductions to their drilling and production expenditures and delays or cancellations of projects, thereby decreasing demand for our services. We have experienced customers seeking price reductions for our services, payment deferrals and termination of our contracts; customers seeking to not perform under our contracts based on a force majeure claim; and customers that are unable or unwilling to timely pay outstanding receivables owed to us, all of which present liquidity challenges for us. In addition, we have experienced, and may in the future experience, pressure to reduce dayrates on existing contracts and idle or suspend existing operations. Any early termination payment made in connection with an early contract termination may not fully compensate us for the loss of the contract or may result in a negative impact to our projected future earnings due to the accounting treatment of such a termination payment under applicable accounting requirements. Accordingly, the actual amount of revenues earned may be substantially lower than the backlog reported.
The factors described above, including the ultimate duration and scope of the COVID-19 pandemic (including any potential future outbreaks and the success of vaccination programs), the impact on customers, suppliers, manufacturers and service providers, the timing to return to normal economic conditions, the impact on our operations, the demand for our services, and any permanent behavioral changes that the pandemic may cause, have had, and may continue to have, a material negative impact on our business, results of operations and financial condition, have previously contributed to our ability to continue as a going concern, and could in the future raise substantial doubt about our ability to continue as a going concern. We cannot predict when this negative impact will end, or whether it may worsen.
Our business and results of operations have been materially and negatively impacted and our market value has substantially declined due to depressed market conditions which are the result of, in part, the dramatic drop in the oil price, the development of additional onshore oil and gas resources and the oversupply of offshore drilling rigs.
Crude oil prices have been in a steep decline since late 2014 and dropped to as low as approximately $30 per barrel in January 2016. Oil prices have partially recovered to a price of approximately $68 per barrel on March 10, 2021, but have been volatile and have not recovered to 2014 levels. As a result of the oil price environment prior to the significant drop in 2014, the offshore drilling business flourished with high utilization and high dayrates, and a large number of offshore drilling rigs were constructed to take advantage of the market. Also, many in our industry extended the lives of older rigs rather than retiring these rigs. These factors have led to a significant oversupply of drilling rigs while our customers have greatly reduced their planned offshore exploration and development spending in response to the depressed price of oil.
During the same period, onshore crude oil production in the United States rose sharply. While the cost of production onshore varies, in some cases it may be less than the cost of production in offshore fields where our rigs are designed to operate, especially deepwater fields. Additionally, onshore production is perceived as yielding more consistent results and posing lower regulatory risk than offshore production. This increase in onshore US production has had a negative impact on the price of oil and the demand for our services. Further, given the reduced oil price and often the lower operating costs onshore, many of our customers have allocated more of their capital budgets to onshore exploration activities than offshore exploration activities, particularly deepwater exploration activities, which has also led to a decrease in the demand for offshore drilling services since 2014.
These factors have affected market conditions and led to a material decline in the demand for our services since 2014, the dayrates we are paid by our customers and the level of utilization of our drilling rigs. These poor market conditions, which may continue into the foreseeable future, in turn, have led to a material deterioration in our results of operations. There can be no assurance as to if, when or to what extent the current depressed market conditions, and our business, results of operations or enterprise value, will improve. Further, even if the price of oil and gas were to increase dramatically, we cannot assure you that there would be any increase in demand for our services.
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
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. As noted above, the price of oil and gas, and market expectations of potential changes in the price, significantly affect this level of activity, as well as dayrates that we can charge customers for our services. However, higher prices do not necessarily translate into increased drilling activity because our clients take into account a number of considerations when they decide to invest in offshore oil and gas resources, including expectations regarding future commodity prices. The price of oil and gas and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:
•the cost of exploring for, developing, producing and delivering oil and gas;
•the ability of OPEC to set and maintain production levels and pricing;
•expectations regarding future energy prices;
•increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;
•the relative cost of offshore oil and gas exploration versus onshore oil and gas production;
•worldwide production and demand for oil and gas (including the over-supply of oil and gas as a result of the COVID-19 pandemic and actions by OPEC+ members), which are impacted by changes in the rate of economic growth in the global economy;
•potential acceleration in the development, and the price and availability, of alternative fuels or energy sources;
•the level of production in non-OPEC countries;
•worldwide financial instability or recessions;
•regulatory restrictions or any moratorium on offshore drilling;
•the discovery rate of new oil and gas reserves either onshore or offshore;

•the rate of decline of existing and new oil and gas reserves;
•available pipeline and other oil and gas transportation capacity;
•oil refining capacity;
•the ability of oil and gas companies to raise capital;
•limitations on liquidity and available credit;
•advances in exploration, development and production technology either onshore or offshore;
•technical advances affecting energy consumption, including the displacement of hydrocarbons through increasing transportation fuel efficiencies;
•merger and divestiture activity among oil and gas producers;
•the availability of, and access to, suitable locations from which our customers can produce hydrocarbons;
•adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas, the frequency and severity of which may be increased due to climate change;
•the occurrence or threat of epidemic or pandemic diseases or any governmental response to such occurrence or threat;
•tax laws, regulations and policies;
•laws and regulations related to environmental matters, including those addressing alternative energy sources, the phase-out of fossil fuel vehicles and the risks of global climate change;
•the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism; and
•the laws and regulations of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
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
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition, rig availability, location and rig suitability and technical specifications are the primary factors in determining which rig is qualified for a job, and additional factors are considered when determining which contractor is awarded a job, including experience of the workforce, efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. In the past several years, the pace of consolidation in our industry has increased, leading to the creation of a number of larger and financially stronger competitors. If we are unable, or our customers believe that we are unable, to compete with the scale and financial strength of these larger competitors, it could harm our competitiveness and our ability to secure new drilling contracts. Moreover, certain of our competitors have engaged, or may in the future engage, in bankruptcy proceedings, debt refinancing transactions, management changes or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market, which could result in such competitors emerging with stronger or healthier balance sheets and, in turn, an improved ability to compete with us in the future. Further, if current competitors, or new market entrants, implement new technical capabilities, services or standards that are more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition and results of operations.
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

The over-supply of offshore rigs continues to contribute to depressed dayrates and demand for our rigs, which may remain unchanged for some time and, therefore, is expected to further adversely impact our revenues and profitability.
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
We are currently experiencing competition from newbuild rigs that have either already entered the market or are available to enter the market. The entry of these rigs into the market has resulted in lower dayrates for both newbuilds and existing rigs rolling off their current contracts. Lower utilization and dayrates have adversely affected our revenues and profitability and may continue to do so for some time in the future. In addition, our competitors may relocate rigs to geographic markets in which we operate, which could exacerbate excess rig supply and result in lower dayrates and utilization in those markets. To the extent that the drilling rigs currently under construction or on order do not have contracts upon their completion, there may be increased price competition as such vessels become operational, which could lead to a further reduction in dayrates and in utilization, and we may be required to idle additional drilling rigs. Rig operators may take lower dayrates and shorter contract durations on older rigs to keep their rigs operational and avoid scrapping or retiring them. As a result, our business, financial condition and results of operations would be materially adversely affected.
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
We are substantially dependent on several of our customers, including Equinor, ExxonMobil, Saudi Aramco and Shell, and the loss of any of these customers would have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts or reduction of their drilling programs. Equinor, ExxonMobil, Saudi Aramco and Shell accounted for approximately 14.3 percent, 26.6 percent, 13.8 percent and 21.7 percent, respectively, of our consolidated operating revenues and approximately 3.6 percent, 44.2 percent, 17.0 percent and 26.3 percent, respectively, of our backlog for the year ended December 31, 2020. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.
Our business involves numerous operating hazards.
Our operations are subject to many hazards inherent in the drilling business, including:
•well blowouts;
•fires;
•collisions or groundings of offshore equipment and helicopter accidents;
•punch-throughs;
•mechanical or technological failures;
•failure of our employees or third-party contractors to comply with our internal environmental, health and safety guidelines;
•pipe or cement failures and casing collapses, which could release oil, gas or drilling fluids;
•geological formations with abnormal pressures;
•loop currents or eddies;
•failure of critical equipment;
•toxic gas emanating from the well;
•spillage handling and disposing of materials; and
•adverse weather conditions, including hurricanes, typhoons, tsunamis, cyclones, winter storms and rough seas, the frequency and severity of which may be increased due to climate change.
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
We operate in various regions throughout the world that may expose us to political and other uncertainties, including risks of:
•seizure, nationalization or expropriation of property or equipment;
•monetary policies, government credit rating downgrades and potential defaults, and foreign currency fluctuations and devaluations;
•limitations on the ability to repatriate income or capital;
•complications associated with repairing and replacing equipment in remote locations;
•repudiation, nullification, modification or renegotiation of contracts;
•limitations on insurance coverage, such as war risk coverage, in certain areas;
•import-export quotas, wage and price controls and imposition of trade barriers;
•delays in implementing private commercial arrangements as a result of government oversight;
•compliance with and changes in taxation rules or policies;
•compliance with and changes in various jurisdictional regulatory or financial requirements, including rig flagging and local ownership requirements;
•other forms of government regulation and economic conditions that are beyond our control and that create operational uncertainty;
•governmental corruption;

•the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat;
•piracy; and
•terrorist acts, war, revolution and civil disturbances.
Further, we operate or have operated in certain less-developed countries with legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings. Examples of challenges of operating in these countries include:
•procedural requirements for temporary import permits, which may be difficult to obtain; and
•the effect of certain temporary import permit regimes, where the duration of the permit does not coincide with the general term of the drilling contract.
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
Jurisdictions where we operate may attempt to impose requirements that our drilling units operating in such a jurisdiction have some local ownership or be registered under the flag of that jurisdiction, or both. If our debt agreements do not permit us to change the flag of a rig to a certain jurisdiction or register a rig under the flag of that jurisdiction (and consequently comply with local ownership requirements), and if we are otherwise unable to successfully object to registration, we may no longer be able to operate in that country. Any such inability to carry on operations in jurisdictions where we operate or desire to operate, or our failure to comply with any other laws and regulations of the countries where we operate, could have a material adverse effect on our results of operations.
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
In June 2016, the UK held a referendum in which voters approved an exit from the EU (“Brexit”). The UK exited the EU on January 31, 2020, consistent with the terms of the EU-UK Withdrawal Agreement, with a transition period that ended on December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the UK on the terms of its future cooperation with the EU. The trade agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas (subject to rules of origin requirements). Uncertainty exists regarding the ultimate impact of this trade agreement, as well as the extent of possible financial, trade, regulatory and legal implications of Brexit. Brexit also contributes to global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, and changes in regulations. The Company provides contract drilling services to the international oil and gas industry and our fleet operates globally across multiple locations. Based on our global operating model and the versatility and marketability of our fleet, we do not expect the impact of Brexit to be significant to the Company.
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
If our drilling rigs are idle for reasons that are not related to the ability of the rig to operate, our customers are entitled to pay a waiting, or standby, rate that is lower than the full operational rate. In addition, if our drilling rigs are taken out of service for maintenance and repair for a period of time that exceeds the scheduled maintenance periods set forth in our drilling contracts, we will not be entitled to payment of dayrates until the rig is able to work. Several factors could cause operational interruptions, including:
•breakdowns of equipment and other unforeseen engineering problems;
•work stoppages, including labor strikes;
•shortages of material and skilled labor;
•delays in repairs by suppliers;
•surveys by government and maritime authorities;
•periodic classification surveys;
•inability to obtain permits;
•severe weather, strong ocean currents or harsh operating conditions;
•force majeure events; and
•the occurrence or threat of epidemic or pandemic diseases or any government response to such occurrence or threat.
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
We do not procure insurance coverage for all of the potential risks and hazards we may face. Furthermore, no assurance can be given that we will be able to obtain insurance against all of the risks and hazards we face or that we will be able to obtain or maintain adequate insurance at rates and with deductibles or retention amounts that we consider commercially reasonable. In addition, our insurance carriers may interpret our insurance policies such that they do not cover losses for which we make claims.
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by US laws and regulations, radiation hazards, cyber risks, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic. Furthermore, the damage sustained to offshore oil and gas assets in the United States as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for US named windstorm perils due to the price or lack of availability of coverage. Accordingly, we have in the past self-insured the rigs in the US Gulf of Mexico for named windstorm perils. We currently have US windstorm coverage for most of our US fleet subject to certain limits, but will continue to monitor the insurance market conditions in the future and may decide not to, or be unable to, purchase named windstorm coverage for some or all of the rigs operating in the US Gulf of Mexico.
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
We increasingly depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our day-to-day operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the US government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Also, in response to the COVID-19 pandemic, many of our non-operational employees are working remotely, which increases logistical challenges, inefficiencies and operational risks. Working remotely has significantly increased the use of online conferencing services and remote networking, which enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This remote work model has resulted in an increased demand for information technology resources and may expose us to additional risks of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Due to the nature of cyber-attacks, breaches to our systems or our service or equipment providers’ systems could go undetected for a prolonged period of time. While the Company has a cybersecurity program, a significant cyber-attack could disrupt our operations and result in downtime, loss of revenue, harm to the Company's reputation, or the loss, theft, corruption or unauthorized release of critical data of us or those with whom we do business as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition and results of operations, along with our reputation. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach that exceeds the coverage available under our policy or for which we do not have coverage.
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
Upgrades, refurbishment and repair of rigs are subject to risks, including delays and cost overruns, that could have an adverse impact on our available cash resources and results of operations.
We will continue to make upgrades, refurbishment and repair expenditures to our fleet from time to time, some of which may be unplanned. In addition, we may reactivate rigs that have been cold or warm stacked and make selective acquisitions of rigs. Our customers may also require certain shipyard reliability upgrade projects for our rigs. These projects and other efforts of this type are subject to risks of cost overruns or delays inherent in any large construction project as a result of numerous factors, including the following:
•shortages of equipment, materials or skilled labor;
•work stoppages and labor disputes;
•unscheduled delays in the delivery of ordered materials and equipment;
•local customs strikes or related work slowdowns that could delay importation of equipment or materials;
•weather interferences;
•difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;
•design and engineering problems;
•inadequate regulatory support infrastructure in the local jurisdiction;
•latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
•unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;
•unanticipated actual or purported change orders;
•client acceptance delays;
•disputes with shipyards and suppliers;
•delays in, or inability to obtain, access to funding;
•shipyard availability, failures and difficulties, including as a result of financial problems of shipyards or their subcontractors; and
•failure or delay of third-party equipment vendors or service providers.

The failure to complete a rig upgrade, refurbishment or repair on time, or at all, may result in related loss of revenues, penalties, or delay, renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures could materially exceed our planned capital expenditures. Moreover, when our rigs are undergoing upgrade, refurbishment and repair, they may not earn a dayrate during the period they are out of service. If we experience substantial delays and cost overruns in our shipyard projects, it could have a material adverse effect on our business, financial condition and results of operations. We currently have no new rigs under construction.
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
We may contemplate future mergers or acquisitions as part of our business strategy. Acquisitions of other businesses or assets present various risks and uncertainties.
We may pursue growth through the mergers or acquisition of businesses or assets that we believe will enable us to strengthen or broaden our business. We may be unable to implement this element of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, merges and acquisitions involve various risks, including, among other things, (i) difficulties relating to integrating an acquired business and unanticipated changes in customer and other third-party relationships subsequent to acquisition, (ii) diversion of management's attention from day-to-day operations, (iii) failure to realize anticipated benefits, such as cost savings and revenue enhancements, (iv) potentially substantial transaction costs associated with acquisitions, and (v) potential impairment resulting from the overpayment for an acquisition.
Future mergers or acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent a transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability.
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
Future sales or the availability for sale of substantial amounts of the New Shares, or the perception that these sales may occur, could, if the New Shares are listed on a national securities exchange, adversely affect the trading price of the New Shares and could impair our ability to raise capital through future sales of equity securities.
Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as our Board of Directors may determine from time to time. On March 10, 2021, there were 43,536,636 New Shares outstanding and 6,463,182 Penny Warrants (as defined herein) issued and outstanding. In addition, as of March 10, 2021, 8,332,910 Tranche 1 Warrants, 8,332,910 Tranche 2 Warrants and 2,777,698 Tranche 3 Warrants are outstanding and exercisable. We also have 7,716,049 New Shares authorized and initially reserved for issuance pursuant to equity awards under the Noble Corporation 2021 Long-Term Incentive Plan.
A large percentage of the New Shares are held by a relatively small number of investors. We entered into the Equity Registration Rights Agreement (as defined herein) with certain of those investors pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of such New Shares by them. We intend to apply for a listing of the New Shares on a national securities exchange. If the New Shares are listed on a national securities exchange, sales of a substantial number of the New Shares in the public markets, or even the perception that these sales might occur (such as upon the filing of the aforementioned registration statement), could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
We may issue New Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of New Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those New Shares or other securities in connection with any such acquisitions and investments.
If the New Shares are listed on a national securities exchange, we cannot predict the effect that future sales of New Shares will have on the price at which the New Shares trades or the size of future issuances of New Shares or the effect, if any, that future issuances will have on the market price of the New Shares. Sales of substantial amounts of the New Shares, or the perception that such sales could occur, may, if the New Shares are listed on a national securities exchange, adversely affect the trading price of the New Shares.
Certain shareholders own a significant portion of our outstanding equity securities, and their interests may not always coincide with the interests of other holders of the New Shares.
As noted above, a large percentage of the New Shares are held by a relatively small number of investors. As a result, these investors could have significant influence over all matters presented to our shareholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority shareholder approval.
The interests of these investors may not always coincide with the interests of the other holders of the New Shares, and the concentration of control in these investors may limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of these investors may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without their support, even if such events are in the bests interests of our other shareholders. If the New Shares are listed on a national securities exchange, this concentration and voting power may adversely affect the trading price of the New Shares.

Financial and Tax Risks
We may record impairment charges on property and equipment, including rigs and related capital spares.
We evaluate the impairment of property and equipment, which include rigs and related capital spares, whenever events or changes in circumstances (including a decision to cold stack, retire or sell rigs) indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. In addition, we may also take an impairment loss on capital spares and other capital equipment when we deem the value of those items has declined due to factors like obsolescence, deterioration or damage. Based upon our impairment analyses for the years ended December 31, 2020 and 2019, we recorded impairment charges of $3.9 billion and $615.3 million, respectively, on various rigs and certain capital spares during those periods. There can be no assurance that we will not have to take additional impairment charges in the future if current depressed market conditions persist, or that we will be able to return cold stacked rigs to service in the time frame and at the reactivation costs or at the dayrates that we projected. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.
The Exit Credit Agreement contains various restrictive covenants limiting the discretion of our management in operating our business.
The Exit Credit Agreement contains various restrictive covenants that may limit our management’s discretion in certain respects. In particular, the Exit Credit Agreement limits Finco’s ability and the ability of its restricted subsidiaries to, among other things and subject to certain limitations and exceptions, (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (iii) make investments; (iv) repay, redeem or amend certain indebtedness; (v) sell stock of its subsidiaries; (vi) transfer or sell assets; (vii) create, incur or assume liens; (viii) enter into transactions with certain affiliates; (ix) merge or consolidate with or into any other person or undergo certain other fundamental changes; and (x) enter into certain burdensome agreements. In addition, the Exit Credit Agreement obligates Finco and its restricted subsidiaries to comply with certain financial maintenance covenants and, under certain conditions, to make mandatory prepayments and reduce the amount of credit available under the Exit Credit Facility, all as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Post-emergence Debt—Senior Secured Exit Revolving Credit Facility.” Such mandatory prepayments and commitment reductions may affect cash available for use in the Company’s business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in all obligations under the Exit Credit Facility to be declared due and payable immediately and all commitments thereunder to be terminated.
Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
The loans outstanding under the Exit Credit Facility (as defined herein) bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted London Interbank Offered Rate (“LIBOR”) or (ii) a base rate. On July 27, 2017, the Financial Conduct Authority in the UK, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. It is unclear if LIBOR will cease to exist at the end of 2021, when it is intended to be phased out or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. While the Exit Credit Facility, which has a term that extends beyond 2021, contains “fallback” provisions providing for alternative rate calculations upon the occurrence of certain events related to the phase-out of LIBOR, these “fallback” provisions may not adequately address the actual changes to LIBOR or successor rates. Although the Secured Overnight Financing Rate is expected to be the alternative rate that replaces LIBOR, we cannot predict what margin adjustments and related terms would be negotiated in connection with the “fallback” provisions. As a result, our interest expense could increase. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in the UK, US, Switzerland and other tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. For example, the Organization for Economic Cooperation and Development (“OECD”) has issued its final reports on Base Erosion and Profit Shifting, which generally focus on situations where profits are earned in low-tax jurisdictions, or payments are made between affiliates from jurisdictions with high tax rates to jurisdictions with lower tax rates. Certain countries within which we operate have recently enacted changes to their tax laws in response to the OECD recommendations or otherwise and these and other countries may enact changes to their tax laws or practices in the future (prospectively or retroactively), which may have a material adverse effect on our financial position, operating results and/or cash flows.
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
Regulatory and Legal Risks
Governmental laws and regulations may add to our costs, result in delays, or limit our drilling activity.
Our business is affected by public policy and laws and regulations relating to the energy industry in the geographic areas where we operate.
The drilling industry is dependent on demand for services from the oil and gas exploration and production industry, and accordingly, we are directly affected by the adoption of laws and regulations that for economic, environmental or other policy reasons curtail exploration and development drilling for oil and gas. We may be required to make significant capital expenditures to comply with governmental laws and regulations. Governments in some foreign countries are increasingly active in regulating and controlling the ownership of concessions, the exploration for oil and gas, and other aspects of the oil and gas industries. There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases, or GHGs, and other sustainability and energy transition matters. This increased attention may result in new environmental laws or regulations that may unfavorably impact us, our suppliers and our customers.
The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays, or subjecting us to liability. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands, including in the US Gulf of Mexico, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Demand for our services could be diminished during this review period. Further, to the extent that the review results in the development of additional restrictions on offshore drilling, limitations on the availability of offshore leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations by reducing drilling opportunities and the demand for our services.
Increasing attention to environmental, social and governance matters may impact our business and financial results.
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change. If we are unable to find economically viable, as well as publicly acceptable, solutions that reduce our GHG emissions and/or GHG intensity for new and existing projects, we could experience additional costs or financial penalties, delayed or cancelled projects, and/or reduced production and reduced demand for hydrocarbons, which could have a material adverse effect on our earnings, cash flows and financial condition.
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
Our operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to:
•the environment and the health and safety of personnel;
•the importing, exporting, equipping and operation of drilling rigs;
•currency exchange controls;
•oil and gas exploration and development;
•taxation of offshore earnings and earnings of expatriate personnel; and
•use and compensation of local employees and suppliers by foreign contractors.
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
From time to time, new rules, regulations and requirements regarding oil and gas development have been proposed and implemented by BOEM, BSEE or the United States Congress, as well as other jurisdictions outside the United States, that could materially limit or prohibit, and increase the cost of, offshore drilling. For example, in July 2016, BOEM and BSEE finalized a rule revising and adding requirements for drilling on the US Arctic Outer Continental Shelf. Similarly, in April 2016, BSEE announced a final blowout preventer systems and well control rule. BSEE also finalized a rule in September 2016 concerning production safety systems for oil and natural gas operations on the Outer Continental Shelf. BSEE issued final rules amending both the September 2016 production safety systems rule and the April 2016 blowout preventer systems and well control rule in September 2018 and May 2019, respectively. BSEE also published a proposed rule in December 2020 that would revise the 2016 rule concerning drilling on the US Arctic Outer Continental Shelf. In addition, BOEM released a Notice to Lessees and Operators in the Outer Continental Shelf (“NTL”) in September 2016 that updated offshore bonding requirements. The NTL was only partially implemented before being rescinded and replaced by a proposed rule addressing offshore bonding published in October 2020. However, on January 20, 2021, President Biden issued executive orders freezing the issuance of new rules pending further review and directing all executive departments and agencies to review and consider suspending, revising, or rescinding all regulations issued between January 20, 2017 and January 20, 2021 determined to be inconsistent with President Biden’s environmental and climate goals. To the extent these recent proposed and final rules are reviewed and determined to be inconsistent under the executive orders, BOEM and BSEE could issue new rules reinstating the requirements of the 2016 rules and/or reimplement the NTL.
We are also subject to increasing regulatory requirements and scrutiny in the North Sea jurisdictions and other countries. New rules, regulations and requirements, or a return to the requirements of the 2016 versions of the BSEE and BOEM regulations, including the adoption of new safety requirements and policies relating to the approval of drilling permits, restrictions on oil and gas development and production activities in the US Gulf of Mexico and elsewhere, implementation of safety and environmental management systems, mandatory third party compliance audits, and the promulgation of numerous Notices to Lessees or similar new regulatory requirements outside of the United States, may impact our operations by causing increased costs, delays and operational restrictions. If new regulations, policies, operating procedures and the possibility of increased legal liability resulting from the adoption or amendment of rules and regulations applicable to our operations in the United States or other jurisdictions are viewed by our current or future customers as a significant impairment to expected profitability on projects, then they could discontinue or curtail their offshore operations in the impacted region, thereby adversely affecting our operations by limiting drilling opportunities or imposing materially increased costs.
We could also be affected by challenges and restrictions to offshore operations by environmental groups, costal states and the federal government. For example, in December 2018, environmental groups challenged incidental harassment authorizations issued by the National Marine Fisheries Service that allow companies to conduct air gun seismic surveys for oil and gas exploration off the Atlantic coast. The attorney generals for ten US coastal states also intervened as plaintiffs. The litigation concluded in October 2020 and the authorizations expired in November 2020. Restrictions on authorizations needed to conduct seismic surveys could impact our customers’ ability to identify oil and gas reserves, thereby reducing demand for our services. Several coastal states have also taken steps to prohibit offshore drilling. For example, California passed laws in September 2018 barring the construction of new oil drilling-related infrastructure in state waters. Similarly, in November 2018, voters in Florida approved an amendment to the state constitution that would ban oil and gas drilling in offshore state waters. Such initiatives could reduce opportunities for our customers and thereby reduce demand for our services. In addition, the federal government has taken steps to restrict offshore drilling opportunities. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands, including in the US Gulf of Mexico, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Demand for our services could be diminished during this review period. Further, to the extent that the review results in the development of additional restrictions on offshore drilling, limitations on the availability of offshore leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations by reducing drilling opportunities and the demand for our services.
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
Substantial costs, liabilities, delays and other significant issues could arise from environmental, health and safety laws and regulations covering our operations, and we may incur substantial costs and liabilities in maintaining compliance with such laws and regulations. Our operations are subject to extensive international conventions and treaties, and national or federal, state and local laws and regulations, governing environmental protection, including with respect to the discharge of materials into the environment and the security of chemical and industrial facilities. These laws govern a wide range of environmental issues, including:
•the release of oil, drilling fluids, natural gas or other materials into the environment;
•air emissions from our drilling rigs or our facilities;
•handling, cleanup and remediation of solid and hazardous wastes at our drilling rigs or our facilities or at locations to which we have sent wastes for disposal;
•restrictions on chemicals and other hazardous substances; and
•wildlife protection, including regulations that ensure our activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The description of our rig fleet included under “Part I, Item 1, Business” is incorporated by reference herein. We lease office space in Sugar Land, Texas, where our corporate headquarters are located. In addition, we own and lease operational, administrative and marketing offices, as well as other sites used primarily for operations, storage and maintenance and repairs for drilling rigs and equipment in various locations worldwide.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
Legacy Noble’s ordinary shares were previously listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “NE.” As a consequence of the Chapter 11 Cases, on July 31, 2020, the NYSE suspended trading in Legacy Noble’s ordinary shares at the market opening. On August 17, 2020, the NYSE filed a Form 25 with the SEC to delist Legacy Noble’s ordinary shares. The delisting was effective 10 days after the Form 25 was filed. From August 4, 2020 to the Effective Date, Legacy Noble’s ordinary shares were trading on the OTC Pink Open Market under the symbol “NEBLQ.” On the Effective Date, Legacy Noble’s ordinary shares were cancelled and we issued the New Shares, which are not listed or traded on an established trading or other public market. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law.
On March 10, 2021, there were 43,536,636 New Shares outstanding held by two shareholder accounts of record, and there were 6,463,182 Penny Warrants issued and outstanding.
Dividends
The declaration and payment of dividends required the authorization of the Board of Directors of Legacy Noble, provided that such dividends on issued share capital may be paid only out of Legacy Noble’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Legacy Noble was not permitted to pay dividends out of share capital, which includes share premium. Legacy Noble had not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
UK Tax Consequences to Shareholders of Legacy Noble
Legacy Noble's shares were cancelled on the Effective Date and relevant Forms 8937 will be published on the Company’s website within 45 days following the Effective Date. Shareholders should review such Forms 8937 with their own tax advisors to determine the tax consequences of such cancellation to such shareholders. The tax consequences discussed below may be relevant prior to such cancellation and do not reflect a complete analysis or listing of all the possible tax consequences that may be relevant to shareholders of Legacy Noble. Shareholders should consult their own tax advisors in respect of the tax consequences related to receipt, ownership, purchase or sale or other disposition of our shares.
UK Income Tax on Dividends and Similar Distributions
A non-UK tax resident holder will not be subject to UK income taxes on dividend income and similar distributions in respect of their Legacy Noble shares, unless the shares are attributable to a permanent establishment or a fixed place of business maintained in the UK by such non-UK holder.
Disposition of Legacy Noble Shares
Shareholders who are neither UK tax residents nor holding their Legacy Noble shares in connection with a trade carried on through a permanent establishment in the UK will not be subject to any UK taxes on chargeable gains as a result of any disposals of their shares. Legacy Noble shares held outside the facilities of The Depository Trust Company (“DTC”) should be treated as UK situs assets for the purpose of UK inheritance tax.
UK Withholding Tax—Dividends to Shareholders
Payments of dividends by Legacy Noble will not be subject to any withholding in respect of UK taxation, regardless of the tax residence of the recipient shareholder.
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
Transfers of the ordinary shares through the facilities of DTC will not attract a charge to stamp duty or SDRT in the UK. Any transfer of title to ordinary shares from within those facilities to a holder outside those facilities, and any subsequent transfers that occur entirely outside those facilities, will ordinarily attract stamp duty or SDRT at a rate of 0.5 percent. This duty must be paid (and, where relevant, the transfer document stamped by HMRC) before the transfer can be registered in the books of Legacy Noble. However, if those ordinary shares of Legacy Noble are redeposited into the facilities of DTC, that redeposit will attract stamp duty or SDRT at the rate of 1.5 percent.
Share Repurchases
Under UK law, Legacy Noble was only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We did not have shareholder authority to repurchase shares of Legacy Noble and there is currently no share repurchase plan in place for the Successor. During the years ended December 31, 2020, 2019 and 2018, we did not repurchase any of our shares.
Stock Performance Graph
The chart below presents a comparison of the five-year cumulative total return, assuming $100 was invested on December 31, 2015 for Legacy Noble, the Standard & Poor's 500 Index, Dow Jones US Oil Equipment and Services and a self-determined offshore drillers peer group. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. This graph depicts the past performance of Legacy Noble’s ordinary shares through December 31, 2020, and in no way should be used to predict future share performance. All common stock and equity-based compensation awards that were outstanding immediately prior to the Effective Date of our emergence from the Chapter 11 Cases were terminated and cancelled.

	INDEXED RETURNS Year Ended December 31,
Company / Index	2016	2017	2018	2019	2020
Legacy Noble	$57.50	$43.90	$25.45	$11.85	$0.24
S&P 500 Index	111.96	136.40	130.42	171.49	203.04
Dow Jones US Oil Equipment & Services	127.31	106.03	61.11	66.12	40.11
Offshore Drillers Peer Group (1)	94.73	73.61	43.27	38.72	8.62
(1)Our self-determined peer group is weighted according to market capitalization and consists of the Company and the following peer companies: Diamond Offshore Drilling Inc., Rowan Companies plc (through April 10, 2019), Transocean Ltd and Valaris (formerly known as Ensco plc).
The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Selected Financial Data.
The following table presents selected financial data of us and our consolidated subsidiaries over the five-year period ended December 31, 2020, which information is derived from our audited financial statements. This information should be read in conjunction with, and is qualified in its entirety by, the more detailed information in our financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Statement of Income Data
Operating revenues from continuing operations	$964,272	$1,305,438	$1,082,826	$1,236,915	$2,302,065
Net income (loss) from continuing operations attributable to Noble (1)	(3,978,459)	(696,769)	(885,050)	(515,025)	(929,580)
Net income (loss) from continuing operations per share attributable to Noble:
Basic	(15.86)	(2.79)	(3.59)	(2.10)	(3.82)
Diluted	(15.86)	(2.79)	(3.59)	(2.10)	(3.82)
Balance Sheet Data (at end of period)
Cash and cash equivalents	343,332	104,621	375,232	662,829	725,722
Property and equipment, net	3,577,069	7,733,924	8,480,718	9,489,240	10,061,948
Total assets	4,263,937	8,284,498	9,264,923	10,794,659	11,440,117
Long-term debt	—	3,779,499	3,877,402	3,795,867	4,040,229
Total debt (2)	—	3,842,004	3,877,402	4,045,710	4,340,111
Total equity	(311,388)	3,658,972	4,654,574	5,950,628	6,467,445
Other Data
Net cash provided by operating activities	273,197	186,771	171,851	416,675	1,142,740
Net cash used in investing activities	(121,520)	(256,030)	(189,377)	(118,325)	(686,595)
Net cash provided by (used in) financing activities	107,440	(200,724)	(269,396)	(361,243)	(242,668)
Net cash used for capital expenditures	148,886	268,783	194,779	120,707	711,403
Working capital (3)	383,933	(94,821)	293,599	445,951	559,321
Cash distributions declared per share	—	—	—	—	0.20
(1)    Results for 2020, 2019, 2018, 2017 and 2016 include impairment charges of $3.9 billion, $615.3 million, $802.1 million, $121.6 million and $1.5 billion, respectively. Results for 2020 and 2019 include a gain of $15.0 million and loss of $100.0 million respectively, related to the final disposition of the Paragon Offshore litigation matter.
(2)    Consists of long-term debt and current maturities of long-term debt. All of our Long-term debt as of December 31, 2020 has been presented as “Liabilities subject to compromise.”
(3)    Working capital is calculated as current assets less current liabilities.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2020 and 2019, and our results of operations for each of the years in the three-year period ended December 31, 2020. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the year ended December 31, 2020 filed by Noble and Finco.

Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Our business strategy focuses on a balanced, high-specification fleet of both floating and jackup rigs, and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world.
We emphasize safe operations, environmental stewardship, social responsibility, and robust governance to sustain the superior performance and maximize stakeholder value achieved through our qualified and well-trained crews, the care of our surroundings and local communities, an effective management system, and a superior fleet. We also carefully manage rig operating costs through innovative systems and processes, including the use of data analytics and predictive maintenance technology.
As of the filing date of this Annual Report on Form 10-K, our fleet of 19 drilling rigs consisted of seven floaters and 12 jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
Our 2020 financial and operating results from continuing operations include:
•operating revenues totaling $1.0 billion, a decrease of 26% from prior year;
•net loss attributable to Noble Corporation of $4.0 billion, or $15.86 per diluted share, which includes a $3.9 billion before-tax impairment charge recognized on 16 of our rigs and certain capital spare equipment; and
•net cash provided by operating activities totaling $273.2 million, an increase of 46% from prior year.
Demand for our services is highly competitive and, in significant part, a function of the worldwide demand for oil and gas and the global supply of mobile offshore drilling units. Since late 2014, the offshore drilling industry has experienced a severe and prolonged downturn stemming from the combination of an oversupply of competing drilling rigs that resulted from the new build rig influx of the 2010s, weak and volatile crude oil prices, and the advancement of onshore opportunities and technology. The Company entered 2020 cautiously optimistic with the prospects for the offshore drilling market continuing to improve; however, the combined effects of the pandemic and the steep decline in the demand for oil have resulted in significantly reduced global economic activity. These factors in concert led to heightened competition for opportunities to re-contract our rigs upon the expiration of existing contracts.
Recent Events
Emergence from Chapter 11. In connection with the Chapter 11 Cases (as defined below) and the Plan, on and prior to the Effective Date, Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions, pursuant to which Legacy Noble transferred to Noble substantially all of the subsidiaries, and other assets, of Legacy Noble. On the Effective Date, Legacy Noble successfully completed its financial restructuring and Legacy Noble and its debtor affiliates emerged from the Chapter 11 Cases. For additional information regarding the Chapter 11 Cases, see “—Chapter 11 Proceedings and Going Concern” below
As a result of the financial restructuring, Noble emerged from bankruptcy on the Effective Date with a substantially delevered balance sheet and less than $400.0 million of debt. Noble’s capital structure as of the Effective Date includes a $675.0 million revolving credit facility, of which $177.5 million is drawn as of March 10, 2021, and $216.0 million Second Lien Notes (as defined herein). On the Effective Date, Legacy Noble’s ordinary shares were cancelled and New Shares were issued to Legacy Noble’s former bondholders. Certain former bondholders and former equity holders of Legacy Noble were also issued warrants to purchase shares of the Company.
Paragon Matter. In August 2014, Legacy Noble completed the Spin-off through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore, to the holders of Legacy Noble’s ordinary shares. Paragon Offshore filed for protection under chapter 11 of the Bankruptcy Code in February 2016, and in connection with Paragon Offshore’s emergence from bankruptcy in July 2017, all claims it may have had against Legacy Noble were transferred to a litigation trust. In December 2017, a litigation trust filed fraudulent conveyance and related claims relating to the Spin-off in an action (the “Action”) against Legacy Noble and certain of its subsidiaries (the “Noble Defendants”), as well as certain of Legacy Noble’s and then current and former officers and directors (the “Individual Defendants”). The litigation trust sought total damages of approximately $2.6 billion and unspecified amounts against the Individual Defendants. On September 23, 2020, the Noble Defendants entered into a settlement agreement (the “Settlement Agreement”) with the litigation trust to fully and finally settle the disputes among them in the Action on the terms set forth in the Settlement Agreement and, subject to certain terms and conditions, to allow the litigation trust’s claims to proceed against the Individual Defendants in the Delaware Court. The Settlement Agreement further provided that it was a compromise settlement that is not in any respect, for any purpose, to be deemed or construed to be an express or implied admission of any liability or wrongdoing or otherwise. On October 9, 2020, the Bankruptcy Court (as defined below) entered an order approving the Debtors' (as defined below) entry into the Settlement Agreement, which also contemplated a potential global settlement including the Individual Defendants.
On February 3, 2021, the Noble Defendants, the Individual Defendants and the litigation trust entered into a global settlement. Pursuant to the global settlement, among other things, the Debtors made a $7.7 million payment to the litigation trust, and all claims brought against all defendants, including the Noble Defendants and Individual Defendants were settled and released. The global settlement was subject to approval by the Delaware Court, which approval was granted on February 24, 2021. See “Note 16— Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Outlook
The offshore drilling industry remains highly competitive. We believe the convergence of events in 2020 and early 2021 have lengthened an already challenging and slow recovery in our industry. Despite these challenges and demand projections, we believe that oil and gas demand will rebalance and oil and gas will remain an important portion of the world’s energy mix. We expect that the return of stable oil demand and prices coupled with the continued attrition of rigs in the global offshore fleet will bring improved market conditions for our services.
Noble emerged from the Chapter 11 Cases with a high-specification fleet of 19 rigs, balanced across jackups and floaters. Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry, with the majority of our rigs having been delivered since 2011, and is well positioned to compete as market dynamics improve. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint. We remain committed to safely and efficiently serving the needs of our customers globally and we set several company safety records during 2020.
At December 31, 2020, we had a total contract drilling services backlog of approximately $1.6 billion, which includes a commitment of approximately 67 percent of available days for 2021. For additional information regarding our backlog, see “—Contract Drilling Services Backlog” below.
Chapter 11 Proceedings and Going Concern
On July 31, 2020 (the “Petition Date”), Legacy Noble and certain of its subsidiaries, including Finco, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement (the “Disclosure Statement”). On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). As a result of the filing of the Chapter 11 Cases, Legacy Noble’s Board of Directors determined to cancel Legacy Noble’s share ownership policy applicable to the officers and directors. Noble is currently considering an appropriate policy subsequent to its emergence from bankruptcy.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and under our 2017 Credit Facility (as defined herein). In addition, the unpaid principal and interest due under our then outstanding senior notes and 2017 Credit Facility became immediately due and payable. However, any efforts to enforce such payment obligations with respect to such senior notes and 2017 Credit Facility were automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code. We elected not to make the semiannual interest payment due in respect of the Senior Notes due 2024 (the “2024 Notes”), which was due on July 15, 2020, and did not made any additional interest payments due on any senior notes through the Effective Date.
On the Petition Date, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, and as amended by the First Amendment thereto dated as of August 20, 2020, the “Restructuring Support Agreement”) with an ad hoc group of certain holders of approximately 70% of the aggregate outstanding principal amount of the Senior Notes due 2026 (the “Guaranteed Notes”) and an ad hoc group of certain holders of approximately 45% of the aggregate outstanding principal amount of our other then outstanding senior notes, taken as a whole (the “Legacy Notes”). Legacy Noble entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the backstop parties thereto (the “Backstop Parties”) on October 12, 2020, pursuant to which the issuance of the senior secured second lien notes (the “Second Lien Notes”) were fully backstopped by the Ad Hoc Guaranteed Group and the Ad Hoc Legacy Group (each as defined in the Restructuring Support Agreement). Participation in the rights offering of Second Lien Notes (the “Rights Offering”) was offered to the holders of the Guaranteed Notes and the Legacy Notes. On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. On the Effective Date, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.

On the Effective Date, and pursuant to the terms of the Plan, the Company:
•Appointed five new members to the Successor’s board of directors to replace all of the directors of the Predecessor, other than the director also serving as President and Chief Executive Officer, who was re-appointed pursuant to the Plan;
•Terminated and cancelled all common stock and equity-based awards of Legacy Noble that were outstanding immediately prior to the Effective Date;
•Transferred 31.7 million New Shares with a nominal value of $0.00001 per share to holders of the Guaranteed Notes in the cancellation of the Guaranteed Notes;
•Transferred 2.1 million New Shares, approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”) with an exercise price of $19.27 and approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 2 Warrants”) with an exercise price of $23.13 to holders of the Legacy Notes in cancellation of the Legacy Notes;
•Issued approximately 7.7 million New Shares and Second Lien Notes to participants in the Rights Offering at an aggregate subscription price of $200 million;
•Issued approximately 5.6 million New Shares to the Backstop Parties as Holdback Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.7 million New Shares to the Backstop Parties in respect of their backstop commitment to subscribe for Unsubscribed Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.2 million New Shares to the Backstop Parties in connection with the payment of the Backstop Premiums (as defined in the Backstop Commitment Agreement);
•Issued 2.8 million five-year warrants with no Black-Sholes protection (the “Tranche 3 Warrants”) with an exercise price of $124.40 to the holders of Legacy Noble’s ordinary shares outstanding prior to the Effective Date;
•Entered into a senior secured revolving credit agreement (the “Exit Credit Agreement”) providing for a $675.0 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Exit Credit Facility”);
•Entered into an exchange agreement with certain Backstop Parties which provided that, as soon as reasonably practicable after the Effective Date, the other parties to such agreement would deliver to the Company an aggregate of approximately 6.5 million New Shares issued pursuant to the Plan in exchange for the issuance of penny warrants to purchase up to approximately 6.5 million New Shares, with an exercise price of $0.01 per share (“Penny Warrants”) which were exchanged on a one-for-one basis for New Shares issued to certain initial holders of New Shares;
•Entered into an indenture governing the Second Lien Notes;
•Entered into a registration rights agreement with certain parties who received New Shares under the Plan (the “Equity Registration Rights Agreement”); and
•Entered into a registration rights agreement with certain parties who received Second Lien Notes under the Plan.
Management Incentive Plan. The Plan contemplated that on or after the Effective Date, (i) the Company would adopt a long-term incentive plan and authorize and reserve 7.7 million New Shares for issuance pursuant to equity incentive awards to be granted under such plan, and (ii) the initial awards under such plan would consist of at least 40% of such shares and be made as soon as practicable after the Effective Date on the terms and conditions as determined by Noble’s Board of Directors; provided that at least 40% of such initial awards would be in the form of time-based vesting awards vesting over a period of no shorter than three years and no longer than four years. As contemplated by the Plan, on February 18, 2021, the Company adopted a long-term incentive plan and authorized and reserved 7.7 million New Shares for issuance pursuant to equity incentive awards to be granted under such plan.
Sources of Cash for Plan Distribution. All cash required for payments made by the Company under the Plan on the Effective Date was obtained from cash on hand, proceeds of the Rights Offering, and proceeds of the Exit Credit Facility.
Going Concern. Legacy Noble performed the required assessments in conjunction with the filing of its Form 10-Q for the three months ended March 31, 2020 and determined, at that time, that substantial doubt about its ability to continue as a going concern existed. Subsequent to emergence from the Chapter 11 Cases, Noble performed a reassessment and concluded there was no longer substantial doubt regarding the Noble’s ability to continue as a going concern one year from the date of filing the Noble's Form 10-K for the year ended December 31, 2020. This was primarily due to the cancellation of Legacy Noble’s outstanding debt obligations and increased liquidity with the Exit Credit Agreement (as defined herein). Management’s assessment was based on the relevant conditions that were known and reasonably knowable at the issuance date and included the Noble’s post-emergence financial condition and liquidity sources, forecasted future cash flows, contractual obligations and commitments and other conditions that could adversely affect the Noble’s ability to meet its obligations through one year from the issuance date of the Form 10-K.

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
During the years ended December 31, 2020, 2019 and 2018, we recognized non-cash, before-tax impairment charges of $3.9 billion, $615.3 million and $802.1 million, respectively, related to certain rigs and related capital spares. These impairments were driven by factors such as customer suspensions of drilling programs, contract cancellations, a further reduction in the number of new contract opportunities, capital spare equipment obsolescence, and our belief that a drilling unit is no longer marketable and is unlikely to return to service.
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
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of December 31, 2020, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period, and include certain assumptions based on the terms of certain contractual arrangements, discussed in the notes to the table below. For the four rigs contracted with Exxon Mobil Corporation (“ExxonMobil”) mentioned below, we utilize the current market rate, adjusted for a moderate discount rate, as described in footnote (3) to the backlog table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent.

The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (1)
	Total	2021	2022	2023	2024	2025 - 2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$1,143,849	$433,614	$337,359	$130,603	$61,195	$181,078
Jackups (4)	468,204	241,998	181,110	45,096	—	—
Total	$1,612,053	$675,612	$518,469	$175,699	$61,195	$181,078
Percent of Available Days Committed (5)
Floaters (3)		84%	65%	24%	14%	14%
Jackups		57%	37%	7%	—%	—%
Total		67%	47%	13%	5%	5%

(1)Represents a twelve-month period beginning January 1. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
(2)Two of our long-term drilling contracts with Royal Dutch Shell plc (“Shell”), the Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. On December 12, 2016, we amended those drilling contracts with Shell. As a result of the amendments, each of the contracts now has a contractual dayrate floor of $275,000 per day. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at its respective dayrate floor for the remaining contract term.
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the prevailing market rate, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of nine and a half years related to the Noble Tom Madden, six months to each of the Noble Bob Douglas and Noble Sam Croft, and one year to the Noble Don Taylor. Under the CEA, ExxonMobil may reassign term among rigs. The aforementioned additional backlog included in the table above was estimated using the current market rate, adjusted for a moderate discount rate.
(4)In April 2020, we received notice from Saudi Arabian Oil Company (“Saudi Aramco”) to suspend operations on the Noble Scott Marks for a period of up to 12 months. Beginning in early May 2020, we idled the Noble Scott Marks at a rate of $0 per day. The impact to contract backlog has been reflected in the table above and the backlog calculation assumes that, upon completion of the suspension period, the rig will resume operations at the contracted dayrate for the remaining contract term.
(5)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the impact of the COVID-19 pandemic and related mitigation efforts on the demand for oil, current oversupply of oil, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—Our current backlog of contract drilling revenue may not be ultimately realized.”
For the year ended December 31, 2020, ExxonMobil, Shell, Saudi Aramco and Equinor ASA represented approximately 44.2 percent, 26.3 percent, 17.0 percent and 3.6 percent of our backlog, respectively.

Results of Operations
During 2020, the global mitigation efforts associated with preventing the spread of COVID-19 and production level disputes among OPEC+ members had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, resulting in contract delays, suspension and terminations as well as customers seeking to re-negotiate contracts to secure price reductions. Preliminary demand data compiled by the International Energy Agency (the “IEA”) indicates global liquid fuels consumption declined by 9 million barrels per day in 2020, the largest decline in IEA data since 1980. As a consequence, throughout 2020, we were under pressure to reduce dayrates on existing contracts and idle or suspend existing operations, and market dayrates for new contracts were lower compared to the end of 2019.
2020 Compared to 2019
Net loss from continuing operations attributable to Noble for the year ended December 31, 2020 was $4.0 billion, or $15.86 per diluted share, on operating revenues of $1.0 billion, compared to a net loss from continuing operations for the year ended December 31, 2019 of $696.8 million, or $2.79 per diluted share, on operating revenues of $1.3 billion.
As a result of Noble conducting substantially all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items between December 31, 2020 and December 31, 2019, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss). During the years ended December 31, 2020 and 2019, Finco's operating loss was $100.6 million and $138.8 million lower, respectively, than that of Noble. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration, and Chapter 11 bankruptcy charges directly attributable to Noble for operations support and stewardship-related services. In the years ended December 31, 2020 and 2019, Noble recorded a $15.0 million gain and a $100.0 million expense related to ongoing litigation, which was not recognized by Finco.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the years ended December 31, 2020 and 2019:

	Average Rig Utilization (1)		Operating Days (2)			Average Dayrates (2)
	December 31,		December 31,			December 31,
	2020	2019	2020	2019	% Change	2020	2019		% Change
Jackups	71%	93%	3,147	4,054	(22)%	$132,722	$128,002		4%
Floaters	60%	62%	2,354	2,729	(14)%	208,723	266,442	(3)	(22)%
Total	66%	78%	5,501	6,783	(19)%	$165,276	$183,706	(3)	(10)%
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract.  We define average dayrates as revenue from contract drilling services earned per operating day. Operating days include standby days which typically have a lower dayrate.
(3)Includes the impact of the Noble Bully II contract buyout during the year ended December 31, 2019. Exclusive of this item, the average dayrate for the year ended December 31, 2019 would have been $205,304 for floaters and $159,106 for total rigs.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Operating revenues:
Contract drilling services	$909,236	$1,246,058	$(336,822)	(27)%
Reimbursables and other (1)	55,036	59,380	(4,344)	(7)%
	$964,272	$1,305,438	$(341,166)	(26)%
Operating costs and expenses:
Contract drilling services	$567,487	$698,343	$(130,856)	(19)%
Reimbursables (1)	48,188	49,061	(873)	(2)%
Depreciation and amortization	374,129	440,221	(66,092)	(15)%
General and administrative	121,196	168,792	(47,596)	(28)%
Loss on impairment	3,915,408	615,294	$3,300,114	536%
	5,026,408	1,971,711	3,054,697	155%
Operating loss	$(4,062,136)	$(666,273)	$(3,395,863)	510%
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Operating Revenues. The $336.8 million decrease in contract drilling services revenues for the year ended December 31, 2020 as compared to the same period of 2019 was composed of a $330.1 million decrease due to a decreased number of operating days and a $6.7 million decrease from lower dayrates. The revenue decrease was due to decreases in both floater fleet revenues and jackup fleet revenues of $235.8 million and $101.0 million, respectively.
The $235.8 million revenue decrease in our floater fleet for the year ended December 31, 2020 is attributable to a $276.0 million decrease mainly due to fewer operating days on two rigs, the Noble Bully II, which completed its contract in late 2019, and the Noble Clyde Boudreaux, which completed its contract in the middle of 2020. These decreases were partially offset by an increase of $30.4 million primarily due to the Noble Sam Croft returning to service following its reactivation near the end of the three months ended March 31, 2019 and the Noble Don Taylor, which had time between contracts in 2019 related to contract preparation. Floater fleet revenue was also impacted by a decline in dayrates of $32.2 million as the legacy contract for the Noble Don Taylor and the legacy assignment for the Noble Globetrotter I were completed in early 2019. These revenue reductions were partially offset by a $42.0 million increase in revenues associated with an increase in dayrates on various other rigs, including a $17.1 million increase in revenue on the Noble Sam Croft as a result of starting a new contract at a higher dayrate in 2020.
The $101.0 million revenue decrease in our jackup fleet for the year ended December 31, 2020 is attributable to a $118.5 million decrease due to fewer operating days on the Noble Regina Allen mainly due to the rig relocating to Trinidad & Tobago from Canada to start a new contract, the Noble Sam Hartley which had downtime in between contracts in 2020 during which it was warm-stacked, the Noble Scott Marks contract being suspended in May 2020 for a period of up to 12 months, the Noble Houston Colbert which was warm-stacked for five months in 2019 as compared to eight months in 2020, the Noble Joe Beall which completed its final contract in early 2020 and was subsequently sold later in 2020, and the Noble Sam Turner and the Noble Hans Deul which were warm-stacked in early 2020 after their contract completions. This decrease was partially offset by an increase in revenue of $34.0 million primarily due to increased operating days on the Noble Tom Prosser, as well as the Noble Johnny Whitstine and the Noble Joe Knight being placed into service in 2019. Adjusting for the effect of operating days on the average dayrates, there was also a net decrease of revenue of $16.5 million due to a decline in dayrates across the jackup fleet.
Operating Costs and Expenses. Contract drilling services costs decreased $130.9 million for the year ended December 31, 2020 as compared to the same period of 2019. The primary cost decreases were due to: (i) a $52.5 million decrease due to rigs that had fewer operating days or were idled, (ii) a $37.3 million decrease across our active fleet in 2020 compared to 2019 mainly due to reductions in repair and maintenance activity, transportation costs and personnel-related expenses, (iii) a $35.6 million decrease due to the retirement of the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Joe Beall, Noble Jim Day and Noble Paul Romano during 2020 and (iv) a $23.4 million decrease in overhead across our fleet from lower personnel-related expenses in 2020 compared to 2019. These decreases were partially offset by: (i) a $9.9 million increase in expenses due to the Noble Joe Knight commencing operations in September 2019. Due to the effects of the ongoing COVID-19 pandemic, we experienced a $9.8 million increase primarily in labor expenses across our fleet in 2020.
Depreciation and amortization decreased $66.1 million for the year ended December 31, 2020 as compared to the same period of 2019. The decline was due to the effect of rig impairments recorded during 2019 and 2020.
Loss on Impairments. We recorded a loss on impairment of $3.9 billion for the year ended December 31, 2020 as compared to a loss on impairment of $615.3 million for the same period of 2019. We impaired the carrying value to estimated fair value for seven floaters and nine jackups and certain capital spare equipment during 2020 and two floaters and certain capital spare equipment during 2019. We impaired the carrying value to estimated fair value for the Noble Bully II during 2019, of which $265.0 million was attributable to our former joint venture partner. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 6— Loss on Impairment.”
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses decreased $47.6 million during the year ended December 31, 2020 as compared to the same period of 2019, primarily as a result of a reduction to Noble’s ongoing litigation charge of $53.5 million, partially offset by an increase in Finco’s litigation charge of $7.5 million.
Pre-Petition Charges. Noble incurred $14.4 million of pre-petition charges during the year ended December 31, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys’ and financial advisors’ fees and other professional fees incurred in connection with the Chapter 11 Cases, prior to the Petition Date.
Reorganization Items, Net. Noble incurred net charges of $23.9 million for reorganization items during the year ended December 31, 2020 as compared to no charges for the same period of 2019. Finco incurred net charges of $50.8 million for reorganization items during the year ended December 31, 2020 as compared to no charges for the same period of 2019. These costs relate to attorneys’ and financial advisors’ fees, write-off of deferred financing costs and debt discounts, revisions of estimated claims, adjustments to legal contingencies and other professional fees incurred in connection with the Chapter 11 Cases.
Interest Expense. Interest expense decreased $114.8 million during the year ended December 31, 2020 as compared to the same period of 2019. This decrease was primarily due to the Bankruptcy Court ordering a stay on all interest expense starting on the Petition Date; therefore, we did not incur any interest expense after July 31, 2020 and the retirement of our 2015 Credit Facility in December 2019. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 7— Debt.”
Income Tax Benefit. Our income tax benefit increased by $221.9 million for the year ended December 31, 2020 as compared to the same period of 2019.
Significant items included in the income tax benefit in the same period of 2019 are as follows:
•Tax benefits related to the following:
•release of reserves related to the closure of the 2010-2011 US tax audit of $33.7 million; and
•reversal of UK valuation allowance of $19.2 million.
•Tax expense related to an internal restructuring of $36.8 million.
Significant items included in the income tax benefit in the current period of 2020 are as follows:
•Tax benefits related to the following:
•gross benefit of $192.4 million related to the impairment of rigs and certain capital spares partially offset by a corresponding increase in valuation allowance of $92.7 million;
•the application of the CARES Act of $39.0 million;
•release of reserves related to the closure of the 2012- 2017 US tax audit of $111.9 million; and
•tax impact of an internal restructuring net of resulting adjustment to the valuation allowance of $17.9 million.
•Tax expenses related to the following:
•a 2019 US return-to-provision adjustment and resulting adjustment to the valuation allowance of $21.2 million;
•an increase in UK valuation allowance of $31.1 million; and
•an increase in non-US tax reserves of $7.8 million.
Excluding the tax impact of the significant items as outlined above and other immaterial items, our income tax benefit increased by $25.0 million. This increase is primarily a result of an increase in US taxable losses partially offset by non-US recurring tax expense.

2019 Compared to 2018
    Information related to a comparison of our results of operations for our fiscal year ended December 31, 2019 compared to our fiscal year ended December 31, 2018 is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020.
Liquidity and Capital Resources
As a result of the financial restructuring through the Chapter 11 Cases, Noble emerged with a new $675.0 million revolving credit facility and $216.0 million of Second Lien Notes (as defined herein). At emergence, Legacy Noble’s ordinary shares were cancelled and New Shares were issued to Legacy Noble’s former bondholders. Certain former bondholders and former equity holders of Legacy Noble were also issued warrants to purchase shares of the Company.
Post-emergence Debt
Senior Secured Exit Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Exit Credit Agreement providing for the $675.0 million Exit Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Exit Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Exit Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Exit Credit Facility.
All obligations of the Borrowers under the Exit Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Exit Credit Agreement. All such obligations, including the guarantees of the Exit Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, including all of the rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Exit Credit Agreement.
The loans outstanding under the Exit Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted LIBOR or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in the Wall Street Journal, (y) the federal funds effective rate plus 1⁄2 of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin is initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and will be increased by 50 basis points after July 31, 2024, and may be increased by an additional 50 basis points under certain conditions described in the Exit Credit Agreement.
The Borrowers are required to pay a quarterly commitment fee to each lender under the Exit Credit Agreement, which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such lender’s commitments under the Exit Credit Facility. The Borrowers are also required to pay customary letter of credit and fronting fees.
Borrowings under the Exit Credit Agreement may be used for working capital and other general corporate purposes. Availability of borrowings under the Exit Credit Agreement is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Exit Credit Agreement) would exceed $100 million, (ii) the Consolidated First Lien Net Leverage Ratio (as defined in the Exit Credit Agreement) would be greater than 5.50 to 1.00 and the aggregate principal amount outstanding under the Exit Credit Facility would exceed $610 million, or (iii) the Asset Coverage Ratio (as described below) would be less than 2.00 to 1.00.
Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Exit Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default exists) and (ii) certain debt issuances. Available Cash in excess of $150 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Exit Credit Facility may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The Exit Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter in 2021, Adjusted EBITDA (as defined in the Exit Credit Agreement) is not permitted to be lower than (i) $70 million for the four fiscal quarter period ending March 31, 2021, (ii) $40 million for the four fiscal quarter period ending June 30, 2021 and (iii) $25 million for the four fiscal quarter periods ending on each of September 30, 2021 and December 31, 2021;
•as of the last day of each fiscal quarter ending on or after March 31, 2022, the ratio of Adjusted EBITDA to Cash Interest Expense (as defined in the Exit Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or after March 31, 2022 until June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•for each fiscal quarter ending on or after June 30, 2021, the ratio of (x) Asset Coverage Aggregate Rig Value (as defined in the Exit Credit Agreement) to (y) the aggregate principal amount of loans and letters of credit outstanding under the Exit Credit Facility (the “Asset Coverage Ratio”) as of the last day of any such fiscal quarter is not permitted to be less than 2.00 to 1.00.
The Exit Credit Facility contains affirmative and negative covenants, representations and warranties and events of default that the Company considers customary for facilities of this type.
Second Lien Notes Indenture
On the Effective Date, pursuant to the Backstop Commitment Agreement and in accordance with the Plan, Noble and Finco consummated the Rights Offering of Second Lien Notes and associated New Shares at an aggregate subscription price of $200 million.
On the Effective Date, Finco issued an aggregate principal amount of $216 million of Second Lien Notes, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028.The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Exit Credit Facility. The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Exit Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021.
On or after February 15, 2024, Finco may redeem all or part of the Second Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Finco may also redeem the Second Lien Notes, in whole or in part, at any time and from time to time on or before February 14, 2025 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a “make-whole” premium. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurs prior to (but not including) February 15, 2024, then, within 120 days of such Change of Control, Finco may elect to purchase all remaining outstanding Second Lien Notes at a redemption price equal to 106% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
The Second Lien Notes contain covenants and events of default that the Company considers customary for notes of this type.
Sources and Uses of Cash
Our principal sources of capital in 2020 were cash generated from operating activities, funding from our 2017 Credit Facility and the CARES Act. Cash on hand during 2020 was primarily used for the following:
•normal recurring operating expenses;
•fees and expenses related to the Chapter 11 Cases; and
•capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures; and
•repayments of debt and interest.
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our Exit Credit Facility and potential issuances of equity or long-term debt.
On March 27, 2020, the 45th President of the United States signed the CARES Act into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 NOLs, accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $39.0 million as a result of the application of the CARES Act in its 2020 financial statements. Such $39.0 million tax benefit was comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $112.4 million related to NOL utilization. As of December 31, 2020, we had received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
Net cash provided by operating activities was $273.2 million for the year ended December 31, 2020 as compared to $186.8 million for the year ended December 31, 2019. The increase in net cash provided by operating activities for the year ended December 31, 2020 was primarily attributable to $151.2 million in tax refunds received offset by a reduction in cash flows from operating activity. We had working capital of $383.9 million and negative working capital of $94.8 million at December 31, 2020 and December 31, 2019, respectively.
Net cash used in investing activities for the year ended December 31, 2020 was $121.5 million as compared to $256.0 million for the year ended December 31, 2019. The variance primarily relates to the purchase and preparation of the Noble Joe Knight and the preparation of the Noble Johnny Whitstine to commence operations for their contracts in the fourth quarter and the second quarter of 2019, respectively.
Net cash provided by financing activities for the year ended December 31, 2020 was $107.4 million as compared to net cash used in financing activities of $200.7 million for the year ended December 31, 2019. The variance primarily relates to higher net borrowings of $108.9 million in the current period as compared to net repayments of only $65.0 million in the year ended December 31, 2019 and the $106.7 million purchase of Shell's non-controlling interest in the Bully I and Bully II joint ventures in the year ended December 31, 2019.
In March 2019, we completed cash tender offers for our Senior Notes due 2020 (the “2020 Notes”), our Senior Notes due 2021 (the “2021 Notes”), our Senior Notes due 2022 (the “2022 Notes”)and the 2024 Notes. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using borrowings under the 2015 Credit Facility (as defined herein) and cash on hand.
At December 31, 2020, we had a total contract drilling services backlog of approximately $1.6 billion, which includes a commitment of 67.0 percent of available days for 2021. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $148.2 million, $306.4 million and $281.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Capital expenditures during 2020 consisted of the following:
•$65.8 million for sustaining capital;
•$23.9 million in major projects, including subsea and other related projects; and
•$58.5 million for rebillable capital modifications.
Our total capital expenditure estimate for 2021 is expected to range between $170.0 million and $190.0 million, of which approximately $80.0 to $90.0 million is currently anticipated to be spent for sustaining capital.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Pre-emergence Debt
2017 Credit Facility
In December 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Finco; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Finco; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Legacy Noble (“NHUK”), as parent guarantor, entered into a senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed a first amendment to our 2017 Credit Facility, which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019.
Prior to the filing of the Chapter 11 Cases, the 2017 Credit Facility was scheduled to mature in January 2023. Borrowings were available for working capital and other general corporate purposes. The 2017 Credit Facility provided for a letter of credit sub-facility in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. The 2017 Credit Facility had provisions that varied the applicable interest rates for borrowings based upon our debt ratings. Borrowings under the 2017 Credit Facility bore interest at LIBOR plus an applicable margin. NHUK guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, certain indirect subsidiaries of Legacy Noble that owned rigs were guarantors under the 2017 Credit Facility.
In April 2020, we borrowed $100.0 million under the 2017 Credit Facility to pay down our indebtedness under the Seller Loans (as defined herein) as further described below. At December 31, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit

Facility. At December 31, 2020, we had $8.8 million of letters of credit issued under the 2017 Credit Facility and an additional $6.0 million in letters of credit and surety bonds issued under unsecured or cash collateralized bilateral arrangements.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our indentures and the 2017 Credit Facility became immediately due and payable. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility were automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code. See “Note 1— Organization and Basis of Presentation” to our consolidated financial statements for additional information.
On the Effective Date, all outstanding obligations under the 2017 Credit Facility were terminated and the holders of claims under the 2017 Credit Facility had such obligations refinanced through the Exit Credit Facility. On the Effective Date, all liens and security interests granted to secure such obligations were terminated and are of no further force and effect.
2015 Credit Facility
Effective January 2018, in connection with entering into the 2017 Credit Facility, we amended our $300.0 million senior unsecured credit facility that would have matured in January 2020 and was guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC and Noble Holding International Limited (“NHIL”), a finance subsidiary of Finco, (as amended, the “2015 Credit Facility”). As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the year ended December 31, 2018. On December 20, 2019, we repaid $300.0 million of outstanding borrowings and terminated the 2015 Credit Facility.
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
Both of the Seller Loans were guaranteed by Finco and each was secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owned the relevant rig. Each Seller Loan contained a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a $300.0 million minimum liquidity financial covenant and an asset and revenue covenant substantially similar to the Guaranteed Notes, as well as other covenants and provisions customarily found in secured transactions, including a cross default provision. Each Seller Loan required immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig or circumstances in connection with a material adverse effect.
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
As a result of the early repayment of the Seller Loans and the conclusion of the 90-day period following the payment date, we recognized gains of approximately $17.3 million in the year ended December 31, 2020.

Senior Notes
In March 2019, we completed cash tender offers for the 2020 Notes, the 2021 Notes, the 2022 Notes, and the 2024 Notes. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using cash on hand and borrowings under the 2015 Credit Facility. As a result of these transactions, we recognized a net gain of approximately $31.3 million.
On the Effective Date, in accordance with the Plan, all outstanding obligations under our senior notes were cancelled and the indentures governing such obligations were cancelled, except to the limited extent expressly set forth in the Plan.
Share Capital
The declaration and payment of dividends required the authorization of the Board of Directors of Legacy Noble, provided that such dividends on issued share capital may be paid only out of Legacy Noble’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Legacy Noble was not permitted to pay dividends out of share capital, which includes share premium. Legacy Noble had not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors; however, at this time, we do not expect to pay any dividends in the foreseeable future.
At Legacy Noble’s 2020 Annual General Meeting, Legacy Noble’s shareholders authorized its Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at then current nominal value of $0.01 per share). That authority to allot shares has expired on the Effective Date. Other than shares issued to Legacy Noble’s directors under the Noble Corporation 2017 Director Omnibus Plan, the authority was not used to allot shares during the year ended December 31, 2020. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the Board may determine from time to time.
In accordance with the Plan, all agreements, instruments and other documents evidencing, relating to or otherwise connected with any of Legacy Noble’s equity interests outstanding prior to the Effective Date, including all equity-based awards, were cancelled and all such equity interests have no further force or effect after the Effective Date. Pursuant to the Plan, the holders of Legacy Noble’s ordinary shares, par value $0.01 per share, outstanding prior to the Effective Date received their pro rata share of the Tranche 3 Warrants to acquire New Shares.
Share Repurchases
Under UK law, Legacy Noble was only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We did not have shareholder authority to repurchase shares of Legacy Noble and there is currently no share repurchase plan in place for the Successor. During the years ended December 31, 2020, 2019 and 2018, we did not repurchase any of our shares.
Summary of Contractual Cash Obligations and Commitments
The following table summarizes our contractual cash obligations and commitments (in thousands):

		Payments Due by Period
		For the Years Ending December 31,
	Total	2021	2022	2023	2024	2025	Thereafter	Other
Contractual Cash Obligations
Debt obligations (1)	$3,997,926	$3,997,926	$—	$—	$—	$—	$—	$—
Interest payments (1)	110,301	110,301	—	—	—	—	—	—
Operating leases	42,040	8,594	5,545	3,567	3,629	3,687	17,018	—
Pension plan contributions	140,046	19,390	11,791	12,375	12,663	13,200	70,627	—
Tax reserves (2)	42,501	—	—	—	—	—	—	42,501
Total contractual cash obligations	$4,332,814	$4,136,211	$17,336	$15,942	$16,292	$16,887	$87,645	$42,501
(1)    Debt obligations and interest payments are included in “Liabilities subject to compromise.” Since the Petition Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the Effective Date, the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 2— Chapter 11 Proceedings.”
(2)    Tax reserves are included in “Other” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 12— Income Taxes.”

At December 31, 2020, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit obligations are not normally called, as we typically comply with the underlying performance requirement.
The following table summarizes our other commercial commitments at December 31, 2020 (in thousands):

		Amount of Commitment Expiration Per Period
	Total	2021	2022	2023	2024	2025	Thereafter
Total letters of credit and commercial commitments	$14,840	$9,184	$—	$—	$—	$—	$5,656
Guarantees of Registered Securities
NHIL is a finance subsidiary of Finco and prior to our emergence from the Chapter 11 Cases on the Effective Date, had issued the following registered securities, which, together with the indentures governing such registered securities, were cancelled on the Effective Date in accordance with the Plan: the 2020 Notes, the 2021 Notes, the 2022 Notes, the 2024 Notes, the Senior Notes due 2025, the Senior Notes due 2040, the Senior Notes due 2041, the Senior Notes due 2042 and the Senior Notes due 2045. Finco had fully and unconditionally guaranteed these registered securities and no other subsidiary of Finco had guaranteed these registered securities. Due to this fact pattern, separate financial information about NHIL and Finco will not be disclosed.
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
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. At December 31, 2020 and 2019, we had $99.8 million and $88.9 million of construction-in-progress, respectively. Such amounts are included in “Property and equipment, at cost” in the accompanying

Consolidated Balance Sheets. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years.
Interest is capitalized on construction-in-progress using the weighted average cost of debt outstanding during the period of construction. During the years ended December 31, 2020, 2019 and 2018, there was zero, $9.6 million and $2.9 million capitalized interest, respectively.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Property and equipment, at cost” in the Consolidated Balance Sheets. Such amounts, net of accumulated depreciation, totaled $129.6 million and $143.4 million at December 31, 2020 and 2019, respectively. Depreciation expense from continuing operations related to overhauls and asset replacement totaled $55.4 million, $61.3 million and $66.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
During the years ended December 31, 2020, 2019 and 2018, we recognized a non-cash loss on impairment of $3.9 billion, $615.3 million and $802.1 million, respectively, related to our long-lived assets. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Executive Overview,” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 6— Loss on Impairment” for additional information.
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
Deferred revenues from drilling contracts totaled $59.9 million and $65.1 million at December 31, 2020 and 2019, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $13.9 million at December 31, 2020 as compared to $30.8 million at December 31, 2019 and are included in either “Prepaid expenses and other current assets,” “Other assets,” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
We record reimbursements from customers for “out-of-pocket” expenses as revenues and the related direct cost as operating expenses.
Income Taxes
We currently operate, and have in the past operated, in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments. Our gross deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. The Company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.

The Internal Revenue Service (“IRS”) has completed its examination procedures, including all appeals and administrative reviews, for the taxable years ended December 31, 2012 through December 31,2017. In May 2020, the IRS examination team notified us that it was no longer proposing any adjustments with respect to our tax reporting for the taxable years ended December 31, 2012 through December 31, 2017. Subsequent to our filing of an Application for Tentative Refund with the IRS under the CARES Act in the months of April and August 2020, the IRS informed us that it would be conducting a limited scope examination of the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. In the first quarter of 2020, we filed a foreign tax credit refund claim for taxable year 2009. The IRS is currently auditing taxable year 2009 in relation to our refund claim. We believe that we have accurately reported all amounts in our returns.
Audit claims of approximately $96.1 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2019 and 2020 and in Saudi Arabia related to tax years 2015 to 2018. We intend to vigorously defend our reported positions, and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2020 and 2019, loss reserves for personal injury and protection claims totaled $30.9 million and $27.9 million, respectively, and such amounts are included in “Other liabilities” and “Liabilities subject compromise” in the accompanying Consolidated Balance Sheets.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations currency exchange rates or equity prices, as further described below.
Foreign Currency Risk
Although we are a Cayman Islands company, we define foreign currency as any non-US denominated currency. Our functional currency is the US Dollar. However, outside the United States, a portion of our expenses are incurred in local currencies. Therefore, when the US Dollar weakens (strengthens) in relation to the currencies of the countries in which we operate, our expenses reported in US Dollars will increase (decrease).
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. During 2020, we did not enter into any forward contracts. During 2019, we entered into forward contracts of approximately $15.8 million, all of which settled during 2019. At both December 31, 2020 and 2019, we had no outstanding derivative contracts. Based on current projections, a 10% increase in the average exchange rates of all foreign currencies would hypothetically increase our future estimated operating expenses by approximately $11.0 million.
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
In addition to the US plans, Noble Drilling (Land Support) Limited, an indirect, wholly-owned subsidiary of Noble, maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our “non-US plan”). Benefits are based on credited service and employees’ compensation, as defined by the non-US plan.
The Company’s pension plan assets are exposed to the market prices of debt and equity securities. Changes to the pension plan asset values can impact the Company’s pension expense, funded status and future minimum funding requirements. The Company aims to reduce risk through asset diversification and by investing in long duration fixed-income securities that have a duration similar to that of its pension liabilities. At December 31, 2020, the value of the investments in the pension funds was $306.2 million, and a hypothetical 10.0% percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $30.6 million. A significant decline in the value of pension assets could require Noble to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Noble, could increase the amount of pension cost required to be recorded in future periods by Noble.

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble)	54

Noble Corporation (Noble) and Subsidiaries Consolidated Balance Sheets as of December 31, 2020 and 2019	56

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	57

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018	58

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	59

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018	60

Report of Independent Registered Public Accounting Firm (Finco)	61

Noble Finance Company (Finco) and Subsidiaries Consolidated Balance Sheets as of December 31, 2020 and 2019	63

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	64

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018	65

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	66

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018	67

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Noble Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Noble Corporation (formerly known as Noble Holding Corporation plc) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Assessment – Certain Rigs Within Drilling Equipment and Facilities Assets
As described in Notes 1, 5 and 6 to the consolidated financial statements, the balance of drilling equipment and facilities was $4.5 billion as of December 31, 2020, which included a $2.8 billion impairment related to certain rigs for the year ended December 31, 2020. Management evaluates property and equipment for impairment whenever there are changes in facts that suggest that the carrying value of the asset is not recoverable. As part of this analysis, management makes assumptions and estimates regarding future market conditions. When circumstances indicate that the carrying value of the assets may not be recoverable, management compares the carrying value to the expected undiscounted pre-tax future cash flows (estimated using an undiscounted cash flow model) for the associated rig for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the carrying value, the capitalized costs are reduced to fair value. An impairment loss is recognized to the extent that an asset's carrying value exceeds its estimated fair value. Management estimated the fair values of these units using a weighting between an income valuation approach and a market approach, utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, the belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
The principal considerations for our determination that performing procedures relating to the impairment assessment of certain rigs within drilling equipment and facilities assets is a critical audit matter are (i) the significant judgment by management when developing the undiscounted pre-tax future cash flows and estimated fair values of the drilling equipment and facilities assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating dayrates, operating costs, utilization rates, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the drilling equipment and facilities assets impairment assessment. These procedures also included, among others (i) testing management’s process for developing the undiscounted pre-tax future cash flows and fair value estimates; (ii) evaluating the appropriateness of the undiscounted pre-tax cash flow and discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the expected operating dayrates, operating costs, utilization rates, and the discount rate. Evaluating management’s assumptions related to the expected operating day rates, operating costs and utilization rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and the discount rate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 12, 2021

We have served as the Company’s auditor since 1994.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$343,332	$104,621
Accounts receivable, net of allowance for credit losses of $1,069 and $1,939, respectively	147,863	198,665
Taxes receivable	30,767	59,771
Prepaid expenses and other current assets	80,322	59,050
Total current assets	602,284	422,107
Property and equipment, at cost	4,777,697	10,306,625
Accumulated depreciation	(1,200,628)	(2,572,701)
Property and equipment, net	3,577,069	7,733,924
Other assets	84,584	128,467
Total assets	$4,263,937	$8,284,498
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$62,505
Accounts payable	95,159	108,208
Accrued payroll and related costs	36,553	56,056
Taxes payable	36,819	30,715
Interest payable	—	88,047
Other current liabilities	49,820	171,397
Total current liabilities	218,351	516,928
Long-term debt	—	3,779,499
Deferred income taxes	9,292	68,201
Other liabilities	108,039	260,898
Liabilities subject to compromise	4,239,643	—
Total liabilities	4,575,325	4,625,526
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, $0.01 par value, ordinary shares; 251,084 and 249,200 shares outstanding as of December 31, 2020 and December 31, 2019, respectively.	2,511	2,492
Additional paid-in capital	814,796	807,093
Retained earnings (accumulated deficit)	(1,070,683)	2,907,776
Accumulated other comprehensive loss	(58,012)	(58,389)
Total shareholders' equity	(311,388)	3,658,972
Total liabilities and equity	$4,263,937	$8,284,498
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating revenues
Contract drilling services	$909,236	$1,246,058	$1,036,082
Reimbursables and other	55,036	59,380	46,744
	964,272	1,305,438	1,082,826
Operating costs and expenses
Contract drilling services	567,487	698,343	629,937
Reimbursables	48,188	49,061	37,084
Depreciation and amortization	374,129	440,221	486,530
General and administrative	121,196	168,792	73,216
Pre-petition charges	14,409	—	—
Loss on impairment	3,915,408	615,294	802,133
	5,040,817	1,971,711	2,028,900
Operating loss	(4,076,545)	(666,273)	(946,074)
Other income (expense)
Interest expense, net of amount capitalized	(164,653)	(279,435)	(297,611)
Gain (loss) on extinguishment of debt, net	17,254	30,616	(1,793)
Interest income and other, net	9,012	6,007	8,302
Reorganization items, net	(23,930)	—	—
Loss from continuing operations before income taxes	(4,238,862)	(909,085)	(1,237,176)
Income tax benefit	260,403	38,540	106,641
Net loss from continuing operations	(3,978,459)	(870,545)	(1,130,535)
Net loss from discontinued operations, net of tax	—	(3,821)	—
Net loss	(3,978,459)	(874,366)	(1,130,535)
Net loss attributable to noncontrolling interests	—	173,776	245,485
Net loss attributable to Noble Corporation	$(3,978,459)	$(700,590)	$(885,050)
Net loss attributable to Noble Corporation
Loss from continuing operations	$(3,978,459)	$(696,769)	$(885,050)
Net loss from discontinued operations, net of tax	—	(3,821)	—
Net loss attributable to Noble Corporation	$(3,978,459)	$(700,590)	$(885,050)
Per share data
Basic:
Loss from continuing operations	$(15.86)	$(2.79)	$(3.59)
Loss from discontinued operations	—	(0.02)	—
Net loss attributable to Noble Corporation	$(15.86)	$(2.81)	$(3.59)
Diluted:
Loss from continuing operations	$(15.86)	$(2.79)	$(3.59)
Loss from discontinued operations	—	(0.02)	—
Net loss attributable to Noble Corporation	$(15.86)	$(2.81)	$(3.59)
Weighted- Average Shares Outstanding
Basic	250,792	248,949	246,614
Diluted	250,792	248,949	246,614
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(3,978,459)	$(874,366)	$(1,130,535)
Other comprehensive income (loss)
Foreign currency translation adjustments	(521)	260	(2,729)
Net pension plan gain (loss) (net of tax provision (benefit) of $(537), $(924) and $(1,828) for the year ended December 31, 2020, 2019 and 2018, respectively)	(1,407)	(3,744)	(7,099)
Amortization of deferred pension plan amounts (net of tax provision of $583, $584 and $345 for the year ended December 31, 2020, 2019 and 2018, respectively)	2,183	2,197	1,298
Net pension plan curtailment and settlement gain (loss) (net of tax provision (benefit) of $32, $(8) and $28 for the year ended December 31, 2020, 2019 and 2018, respectively)	122	(30)	107
Prior service cost arising during the period (net of tax provision (benefit) of zero, zero and $(55) for the year ended December 31, 2020, 2019 and 2018, respectively)	—	—	(221)
Other comprehensive income (loss), net	377	(1,317)	(8,644)
Net comprehensive loss attributable to noncontrolling interests	—	173,776	245,485
Comprehensive loss attributable to Noble Corporation	$(3,978,082)	$(701,907)	$(893,694)

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(3,978,459)	$(874,366)	$(1,130,535)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	374,129	440,221	486,530
Loss on impairment	3,915,408	615,294	802,133
(Gain) loss on extinguishment of debt, net	(17,254)	(30,616)	1,793
Reorganization items, net	(17,366)	—	—
Deferred income taxes	(26,325)	(17,825)	(68,416)
Amortization of share-based compensation	9,169	14,737	23,993
Other costs, net	(61,550)	60,259	6,446
Changes in components of working capital
Change in taxes receivable	29,880	(11,225)	84,847
Net changes in other operating assets and liabilities	45,565	(9,708)	(34,940)
Net cash provided by operating activities	273,197	186,771	171,851
Cash flows from investing activities
Capital expenditures	(148,886)	(268,783)	(194,779)
Proceeds from disposal of assets, net	27,366	12,753	5,402
Net cash used in investing activities	(121,520)	(256,030)	(189,377)
Cash flows from financing activities
Issuance of senior notes	—	—	750,000
Borrowings on credit facilities	210,000	755,000	—
Repayments of credit facilities	—	(420,000)	—
Repayments of debt	(101,132)	(400,000)	(972,708)
Debt issuance costs	—	(1,092)	(15,639)
Purchase of noncontrolling interests	—	(106,744)	—
Dividends paid to noncontrolling interests	—	(25,109)	(27,579)
Cash paid to settle equity awards	(1,010)	—	—
Taxes withheld on employee stock transactions	(418)	(2,779)	(3,470)
Net cash provided by (used in) financing activities	107,440	(200,724)	(269,396)
Net increase (decrease) in cash, cash equivalents and restricted cash	259,117	(269,983)	(286,922)
Cash, cash equivalents and restricted cash, beginning of period	105,924	375,907	662,829
Cash, cash equivalents and restricted cash, end of period	$365,041	$105,924	$375,907

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF EQUITY
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2017	244,971	$2,450	$678,922	$4,637,677	$(42,888)	$674,467	$5,950,628
Tax effects of intra-entity asset transfers	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Tax Cuts and Jobs Act	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	244,971	$2,450	$678,922	$4,493,336	$(48,428)	$674,467	$5,800,747
Employee related equity activity
Amortization of share-based compensation	—	—	23,993	—	—	—	23,993
Issuance of share-based compensation shares	1,823	18	(18)	—	—	—	—
Tax benefit of equity transactions	—	—	(3,488)	—	—	—	(3,488)
Net loss	—	—	—	(885,050)	—	(245,485)	(1,130,535)
Dividends paid to noncontrolling interests	—	—	—	—	—	(27,579)	(27,579)
Dividend equivalents (1)	—	—	—	80	—	—	80
Other comprehensive loss, net	—	—	—	—	(8,644)	—	(8,644)
Balance at December 31, 2018	246,794	$2,468	$699,409	$3,608,366	$(57,072)	$401,403	$4,654,574
Employee related equity activity
Amortization of share-based compensation	—	—	14,737	—	—	—	14,737
Issuance of share-based compensation shares	2,406	24	(24)	—	—	—	—
Tax benefit of equity transactions	—	—	(2,803)	—	—	—	(2,803)
Purchase of noncontrolling interests	—	—	95,774	—	—	(202,518)	(106,744)
Net loss	—	—	—	(700,590)	—	(173,776)	(874,366)
Dividends paid to noncontrolling interests	—	—	—	—	—	(25,109)	(25,109)
Other comprehensive loss, net	—	—	—	—	(1,317)	—	(1,317)
Balance at December 31, 2019	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$—	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	8,159	—	—	—	8,159
Issuance of share-based compensation shares	1,884	19	(19)	—	—	—	—
Tax benefit of equity transactions	—	—	(437)	—	—	—	(437)
Net loss	—	—	—	(3,978,459)	—		(3,978,459)
Other comprehensive loss, net	—	—	—	—	377	—	377
Balance at December 31, 2020	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$—	$(311,388)

(1)Activity associated with dividend equivalents, which are related to 2016 performance awards to be paid upon vesting.
See accompanying notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Noble Finance Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Noble Finance Company (formerly known as Noble Corporation) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Assessment – Certain Rigs Within Drilling Equipment and Facilities Assets
As described in Notes 1, 5 and 6 to the consolidated financial statements, the balance of drilling equipment and facilities was $4.5 billion as of December 31, 2020, which included a $2.8 billion impairment related to certain rigs for the year ended December 31, 2020. Management evaluates property and equipment for impairment whenever there are changes in facts that suggest that the carrying value of the asset is not recoverable. As part of this analysis, management makes assumptions and estimates regarding future market conditions. When circumstances indicate that the carrying value of the assets may not be recoverable, management compares the carrying value to the expected undiscounted pre-tax future cash flows (estimated using an undiscounted cash flow model) for the associated rig for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the carrying value, the capitalized costs are reduced to fair value. An impairment loss is recognized to the extent that an asset's carrying value exceeds its estimated fair value. Management estimated the fair values of these units using a weighting between an income valuation approach and a market approach, utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates , capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, the belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
The principal considerations for our determination that performing procedures relating to the impairment assessment of certain rigs within drilling equipment and facilities assets is a critical audit matter are (i) the significant judgment by management when developing the undiscounted pre-tax future cash flows and estimated fair values of the drilling equipment and facilities assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating dayrates, operating costs, utilization rates, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the drilling equipment and facilities assets impairment assessment. These procedures also included, among others (i) testing management’s process for developing the undiscounted pre-tax future cash flow and fair value estimates; (ii) evaluating the appropriateness of the undiscounted pre-tax cash flow and discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the expected operating dayrates, operating costs, utilization rates, and the discount rate. Evaluating management’s assumptions related to the expected operating day rates, operating costs and utilization rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and the discount rate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 12, 2021

We have served as the Company’s auditor since 1994.

NOBLE FINANCE COMPANY (formerly known as Noble Corporation)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$343,332	$104,575
Accounts receivable, net of allowance for credit losses of $1,069 and $1,939, respectively	147,863	198,665
Accounts receivable from affiliates	31,214	—
Taxes receivable	30,767	59,771
Prepaid expenses and other current assets	50,469	57,890
Total current assets	603,645	420,901
Property and equipment, at cost	4,777,697	10,306,625
Accumulated depreciation	(1,200,628)	(2,572,701)
Property and equipment, net	3,577,069	7,733,924
Other assets	84,584	128,467
Total assets	$4,265,298	$8,283,292
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$62,505
Accounts payable	83,649	107,985
Accrued payroll and related costs	36,516	56,065
Taxes payable	36,819	30,715
Interest payable	—	88,047
Other current liabilities	49,820	71,397
Total current liabilities	206,804	416,714
Long-term debt	—	3,779,499
Deferred income taxes	9,292	68,201
Other liabilities	108,039	260,898
Liabilities subject to compromise	4,154,555	—
Total liabilities	4,478,690	4,525,312
Commitments and contingencies (Note 16)
Shareholder equity
Common stock, $0.10 par value, 261,246 ordinary shares; 261,246 shares outstanding as of December 31, 2020 and December 31, 2019	26,125	26,125
Capital in excess of par value	766,714	757,545
Retained earnings (accumulated deficit)	(948,219)	3,032,699
Accumulated other comprehensive loss	(58,012)	(58,389)
Total shareholder equity	(213,392)	3,757,980
Total liabilities and equity	$4,265,298	$8,283,292
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY (formerly known as Noble Corporation)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating revenues
Contract drilling services	$909,236	$1,246,058	$1,036,082
Reimbursables and other	55,036	59,380	46,744
	964,272	1,305,438	1,082,826
Operating costs and expenses
Contract drilling services	566,231	696,265	628,128
Reimbursables	48,188	49,061	37,084
Depreciation and amortization	372,560	437,690	482,660
General and administrative	37,798	34,602	38,203
Loss on impairment	3,915,408	615,294	802,133
	4,940,185	1,832,912	1,988,208
Operating loss	(3,975,913)	(527,474)	(905,382)
Other income (expense)
Interest expense, net of amount capitalized	(164,653)	(279,435)	(297,611)
Gain (loss) on extinguishment of debt, net	17,254	30,616	(1,793)
Interest income and other, net	9,014	6,670	8,282
Reorganization items, net	(50,778)	—	—
Loss from continuing operations before income taxes	(4,165,076)	(769,623)	(1,196,504)
Income tax benefit	260,403	38,540	106,534
Net loss from continuing operations	(3,904,673)	(731,083)	(1,089,970)
Net income from discontinued operations, net of tax	—	(3,821)	—
Net loss	(3,904,673)	(734,904)	(1,089,970)
Net loss attributable to noncontrolling interests	—	173,776	245,485
Net loss attributable to Noble Finance Company	$(3,904,673)	$(561,128)	$(844,485)
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY (formerly known as Noble Corporation)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(3,904,673)	$(734,904)	$(1,089,970)
Other comprehensive income (loss)
Foreign currency translation adjustments	(521)	260	(2,729)
Net pension plan gain (loss) (net of tax provision (benefit) of $(537), $(924) and $(1,828) for the year ended December 31, 2020, 2019 and 2018, respectively)	(1,407)	(3,744)	(7,099)
Amortization of deferred pension plan amounts (net of tax provision of $583, $584 and $345 for the year ended December 31, 2020, 2019 and 2018, respectively)	2,183	2,197	1,298
Net pension plan curtailment and settlement gain (loss) (net of tax provision (benefit) of $32, $(8) and $28 for the year ended December 31, 2020, 2019 and 2018, respectively)	122	(30)	107
Prior service cost arising during the period (net of tax provision (benefit) of zero, zero and $(55) for the year ended December 31, 2020, 2019 and 2018, respectively)	—	—	(221)
Other comprehensive income (loss), net	377	(1,317)	(8,644)
Net comprehensive loss attributable to noncontrolling interests	—	173,776	245,485
Comprehensive loss attributable to Noble Finance Company	$(3,904,296)	$(562,445)	$(853,129)
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY (formerly known as Noble Corporation)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unless otherwise indicated, dollar amounts in tables are in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(3,904,673)	$(734,904)	$(1,089,970)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	372,560	437,690	482,660
Loss on impairment	3,915,408	615,294	802,133
(Gain) loss on extinguishment of debt, net	(17,254)	(30,616)	1,793
Reorganization items, net	44,134	—	—
Deferred income taxes	(26,325)	(17,825)	(68,416)
Amortization of share-based compensation	9,169	14,689	23,945
Other costs, net	(115,550)	(39,741)	6,446
Change in components of working capital
Change in taxes receivable	29,880	(11,225)	84,847
Net changes in other operating assets and liabilities	20,714	(6,456)	(30,679)
Net cash provided by operating activities	328,063	226,906	212,759
Cash flows from investing activities
Capital expenditures	(148,886)	(268,783)	(194,779)
Proceeds from disposal of assets	27,366	12,753	5,402
Net cash used in investing activities	(121,520)	(256,030)	(189,377)
Cash flows from financing activities
Borrowings on credit facilities	210,000	755,000	—
Issuance of senior notes	—	—	750,000
Repayment of credit facilities	—	(420,000)	—
Repayments of debt	(101,132)	(400,000)	(972,708)
Debt issuance costs	—	(1,092)	(15,639)
Purchase of noncontrolling interests	—	(106,744)	—
Dividends paid to noncontrolling interests	—	(25,109)	(27,579)
Contributions (distributions) from (to) parent company, net	(76,245)	(42,103)	(44,417)
Net cash provided by (used in) financing activities	32,623	(240,048)	(310,343)
Net increase (decrease) in cash, cash equivalents and restricted cash	239,166	(269,172)	(286,961)
Cash, cash equivalents and restricted cash, beginning of period	105,878	375,050	662,011
Cash, cash equivalents and restricted cash, end of period	$345,044	$105,878	$375,050

See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY (formerly known as Noble Corporation)
AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF EQUITY
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Balance	Par Value
Balance at December 31, 2017	261,246	$26,125	$623,137	$4,669,173	$(42,888)	$674,467	$5,950,014
Tax effects of intra-entity asset transfers	—	—	—	(148,393)	—	—	(148,393)
Stranded tax effect resulting from the Tax Cuts and Jobs Act	—	—	—	5,540	(5,540)	—	—
Adjustment for adopting the revenue recognition standard	—	—	—	(1,488)	—	—	(1,488)
Balance at January 1, 2018	261,246	$26,125	$623,137	$4,524,832	$(48,428)	$674,467	$5,800,133
Contributions from parent company, net	—	—	—	(44,417)	—	—	(44,417)
Capital contribution by parent - share-based compensation	—	—	23,945	—	—	—	23,945
Net loss	—	—	—	(844,485)	—	(245,485)	(1,089,970)
Dividends paid to noncontrolling interests	—	—	—	—	—	(27,579)	(27,579)
Other comprehensive income, net	—	—	—	—	(8,644)	—	(8,644)
Balance at December 31, 2018	261,246	$26,125	$647,082	$3,635,930	$(57,072)	$401,403	$4,653,468
Distributions to parent company, net	—	—	—	(42,103)	—	—	(42,103)
Capital contribution by parent - share-based compensation	—	—	14,689	—	—	—	14,689
Purchase of noncontrolling interests	—	—	95,774	—	—	(202,518)	(106,744)
Net loss	—	—	—	(561,128)	—	(173,776)	(734,904)
Dividends paid to noncontrolling interests	—	—	—	—	—	(25,109)	(25,109)
Other comprehensive loss, net	—	—	—	—	(1,317)	—	(1,317)
Balance at December 31, 2019	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$—	$3,757,980
Distributions to parent company, net	—	—	—	(76,245)	—	—	(76,245)
Capital contribution by parent - share-based compensation	—	—	9,169	—	—	—	9,169
Net loss	—	—	—	(3,904,673)	—	—	(3,904,673)
Other comprehensive loss, net	—	—	—	—	377	—	377
Balance at December 31, 2020	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$—	$(213,392)
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Note 1— Organization and Significant Accounting Policies
Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2020, our fleet of 19 drilling rigs consisted of 7 floaters and 12 jackups.
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
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement (the “Disclosure Statement”). On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases.
Noble is the successor issuer to Legacy Noble for purposes of and pursuant to Rule 15d-5 of the Exchange Act. References to the “Company,” “we,” “us” or “our” in this Annual Report are to Noble, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Noble, together with its consolidated subsidiaries, when referring to periods prior to the Effective Date.
Finco was an indirect, wholly-owned subsidiary of Legacy Noble prior to the Effective Date and has been a direct, wholly-owned subsidiary of Noble, our parent company, since the Effective Date. Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries.
Going Concern
A prolonged offshore industry downturn which began in 2014 was further exacerbated throughout 2020 by a steep decline in crude oil demand and crude oil price instability. The severity and length of these industry challenges negatively impacted our liquidity position resulting in higher than previously anticipated free cash flow deficits, increased borrowings and reduced availability under our 2017 Credit Facility (as defined herein), and significantly reduced access to sources of new capital. We actively pursued a variety of transactions and cost-cutting measures during the first half of 2020, including, but not limited to, potential refinancing transactions by us or our subsidiaries, potential capital exchange transactions, and a potential waiver from lenders under, or amendment to, our 2017 Credit Facility.
Legacy Noble performed the required assessments in conjunction with the filing of its Form 10-Q for the three months ended March 31, 2020 and determined, at that time, that substantial doubt about its ability to continue as a going concern existed. Subsequent to emergence from the Chapter 11 Cases, Noble performed a reassessment and concluded there was no longer substantial doubt regarding the Noble’s ability to continue as a going concern one year from the date of filing the Noble's Form 10-K for the year ended December 31, 2020. This was primarily due to the cancellation of Legacy Noble’s outstanding debt obligations and increased liquidity with the Exit Credit Agreement (as defined herein). Management’s assessment was based on the relevant conditions that were known and reasonably knowable at the issuance date and included the Noble’s post-emergence financial condition and liquidity sources, forecasted future cash flows, contractual obligations and

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
commitments and other conditions that could adversely affect the Noble’s ability to meet its obligations through one year from the issuance date of the Form 10-K.
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
Restricted Cash
We classify restricted cash balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in more than one year. As of December 31, 2020 and 2019, our Noble restricted cash balance consisted of $21.7 million and $1.3 million, respectively. As of December 31, 2020 and 2019, our Finco restricted cash balance consisted of $1.7 million and $1.3 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.” As of December 31, 2019, our restricted cash balance was associated with our financing of the Noble Johnny Whitstine and Noble Joe Knight. As of December 31, 2020, our restricted cash balance is to comply with restrictions from a Bankruptcy Court order to settle certain professional fees incurred upon or prior to our emergence from bankruptcy.
Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for credit losses. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts as of December 31, 2020 and 2019 was $1.1 million and $1.9 million, respectively.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to thirty years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to forty years. Included in accounts payable were $35.3 million and $36.0 million of capital accruals as of December 31, 2020 and 2019, respectively.
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
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. As part of this analysis, we make assumptions and estimates regarding future market conditions. When circumstances indicate that the carrying value of the assets may not be recoverable, management compares the carrying value to the expected undiscounted pre-tax

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
future cash flows for the associated rig for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the carrying value, the net capitalized costs are reduced to fair value. An impairment loss is recognized to the extent that an asset's carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The expected future cash flows used for impairment assessment and related fair value measurements are typically based on judgmental assessments of, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term, and considering all available information at the date of assessment. For more detailed information, see “Note 6— Loss on Impairment.”
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

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
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
Deferred revenues from drilling contracts totaled $59.9 million and $65.1 million at December 31, 2020 and 2019, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $13.9 million at December 31, 2020 as compared to $30.8 million at December 31, 2019 and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
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
We operate through various subsidiaries in numerous countries throughout the world, including the United States. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States, UK and any other jurisdictions in which we or any of our subsidiaries operate or are resident. Our income tax expense is based upon our interpretation of the tax

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
laws in effect in various countries at the time that the expense was incurred. If the IRS or other taxing authorities do not agree with our assessment of the effects of such laws, treaties and regulations, this could have a material adverse effect on us including the imposition of a higher effective tax rate on our worldwide earnings or a reclassification of the tax impact of our significant corporate restructuring transactions. The Company has adopted an accounting policy to look through the outside basis of partnerships and all other flow-through entities and exclude these from the computation of deferred taxes.
Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2020 and 2019, loss reserves for personal injury and protection claims totaled $30.9 million and $27.9 million, respectively, and such amounts are included in “Other current liabilities” or “Liabilities subject to compromise” in the accompanying Consolidated Balance Sheets.
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
Liability-Classified Awards
The Company classified certain awards that will be settled in cash as liability awards. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are expensed or capitalized based on the nature of the employee’s activities over the vesting period of the award.
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
Foreign Currency Translation
Although we are a Cayman Islands company, our functional currency is the US dollar, and we define any non-US dollar denominated currency as “foreign currencies.” In non-US locations where the US Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income or loss. In non-US locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while statement of operations items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
accounts from the functional currency to the US Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2020.
Discontinued Operations
On August 1, 2014, Legacy Noble completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Noble’s ordinary shares. Paragon Offshore, which had been reflected as continuing operations in our consolidated financial statements prior to the Spin-off, meets the criteria for being reported as discontinued operations and has been reclassified as such in our results of operations.
Prior to the completion of the Spin-off, Legacy Noble and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the Master Separation Agreement (the “MSA”) and the Tax Sharing Agreement (the “TSA”). During the year ended December 31, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off. For additional information related to the Spin-off, refer to “Note 16— Commitments and Contingencies.”
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
Accounting Pronouncements
Accounting Standards Adopted
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-14, which amends Accounting Standards Codification (“ASC”) Subtopic 715-20, “Compensation — Retirement Benefits — Defined Benefit Plans — General.” This update applies to all employers that sponsor defined benefit pension or other postretirement plans and is part of the disclosure framework project to improve the effectiveness of disclosures in notes to the financial statements. The amendment is effective for fiscal years ending after December 15, 2020. We adopted this standard effective January 1, 2020 and our adoption did not have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13 (Topic 326, “Measurement of Credit Losses on Financial Instruments”), which requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income, including loans, debt securities, trade receivables, net investments in leases and available-for-sale debt securities. This guidance is effective for annual and interim periods beginning after December 15, 2019. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We adopted this standard effective January 1, 2020 and our adoption did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU No. 2019-12, which amends ASC Topic 740, “Income Taxes” This update simplifies the accounting for income taxes by removing certain exceptions to general principles. The amendment is effective for fiscal years beginning after December 15, 2020 and is required to be adopted on a retrospective basis for all periods presented. We do not expect the adoption of this guidance to materially affect our consolidated financial statements.
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 2— Chapter 11 Proceedings
Bankruptcy Petition and Emergence
On the Petition Date, Legacy Noble and certain of its subsidiaries, including Finco, filed voluntary petitions in the Bankruptcy Court seeking relief under chapter 11 of the Bankruptcy Code. In September 2020, the Debtors filed the Plan and the Disclosure Statement with the Bankruptcy Court and six additional subsidiaries of Legacy Noble filed voluntary petitions in the Bankruptcy Court. During the proceedings, the Debtors operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court pursuant to sections 1107 and 1108 of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Debtors’ ability to continue operating in the ordinary course of business, on August 3, 2020, the Bankruptcy Court entered a variety of orders providing “first day” relief to the Debtors, including the authority for the Debtors to continue using their cash management system, pay employee wages and benefits and pay vendors and suppliers in the ordinary course of business. As of the Petition Date, the Company began applying ASC Topic 852, Reorganizations (“ASC 852”).
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing its outstanding senior notes and under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our then-outstanding senior notes and 2017 Credit Facility became immediately due and payable. As of December 31, 2020, the estimated claim amounts of our senior notes and the 2017 Credit Facility have been presented as “Liabilities subject to compromise” in our Consolidated Balance Sheet. However, any efforts to enforce such payment obligations with respect to such senior notes and 2017 Credit Facility were automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code. As of December 31, 2020, we had an aggregate outstanding principal amount of approximately $3.4 billion in senior notes with stated maturities at various times from 2020 through 2045 and $545.0 million of borrowings outstanding under our 2017 Credit Facility. We elected not to make the semiannual interest payment due in respect of our Senior Notes due 2024 (the “2024 Notes”), which was due on July 15, 2020, and did not make any additional interest payments due on any senior notes through the Effective Date.
As a result of the filing of the Chapter 11 Cases, Legacy Noble’s Board of Directors determined to cancel Legacy Noble’s share ownership policy applicable to the officers and directors, and the Company will consider an appropriate policy in due course.
On the Petition Date, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, and as amended by the First Amendment thereto dated as of August 20, 2020, the “Restructuring Support Agreement”) with an ad hoc group of certain holders of approximately 70% of the aggregate outstanding principal amount of the outstanding Senior Notes due 2026 (the “Guaranteed Notes”) and an ad hoc group of certain holders of approximately 45% of the aggregate principal amount of our other then-outstanding senior notes, taken as a whole (the “Legacy Notes”). Legacy Noble entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”) with the backstop parties thereto (the “Backstop Parties”) on October 12, 2020, pursuant to which the issuance of the senior secured second lien notes (the “Second Lien Notes”) as part of the rights offering contemplated by the Restructuring Support Agreement and the Plan (the “Rights Offering”) were fully backstopped by the Ad Hoc Guaranteed Group and the Ad Hoc Legacy Group (each as defined in the Restructuring Support Agreement). Participation in the Rights Offering was offered to the holders of the Guaranteed Notes and the Legacy Notes.
The Restructuring Support Agreement, among other things, provides that the Consenting Creditors (as defined in the Restructuring Support Agreement) will support the Debtors' restructuring efforts as set forth in, and subject to the terms and conditions of, the Restructuring Support Agreement. The Restructuring Support Agreement contains customary conditions, representations, and warranties of the parties and is subject to a number of conditions, including, among others, the accuracy of the representations and warranties of the parties and compliance with the obligations set forth in the Restructuring Support Agreement. The Restructuring Support Agreement also provides for termination by the parties upon the occurrence of certain events.
On the Effective Date, and pursuant to the terms of the Plan, the Company:
•Appointed five new members to the Successor’s board of directors to replace all of the directors of the Predecessor, other than the director also serving as President and Chief Executive Officer, who was re-appointed pursuant to the Plan;
•Terminated and cancelled all common stock and equity-based awards of Legacy Noble that were outstanding immediately prior to the Effective Date;
•Transferred approximately 31.7 million ordinary shares of Noble with a nominal value of $0.00001 per share (“New Shares”) to holders of the Guaranteed Notes in the cancellation of the Guaranteed Notes;
•Transferred approximately 2.1 million New Shares, approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”) with an exercise price of $19.27 and approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 2 Warrants”) with an exercise price of $23.13 to holders of the Legacy Notes in cancellation of the Legacy Notes;

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
•Issued approximately 7.7 million New Shares and Second Lien Notes to participants in the Rights Offering at an aggregate subscription price of $200 million;
•Issued approximately 5.6 million New Shares to the Backstop Parties as Holdback Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.7 million New Shares to the Backstop Parties in respect of their backstop commitment to subscribe for Unsubscribed Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.2 million New Shares to the Backstop Parties in connection with the payment of the Backstop Premiums (as defined in the Backstop Commitment Agreement);
•Issued 2.8 million five-year warrants with no Black-Scholes protection (the “Tranche 3 Warrants”) with an exercise price of $124.40 to the holders of Legacy Noble’s ordinary shares outstanding prior to the Effective Date;
•Entered into a senior secured revolving credit agreement (the “Exit Credit Agreement”) that provides for a $675.0 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Exit Credit Facility”);
•Entered into an exchange agreement with certain Backstop Parties which provided that, as soon as reasonably practicable after the Effective Date, the other parties to such agreement would deliver to the Company an aggregate of approximately 6.5 million New Shares issued pursuant to the Plan in exchange for the issuance of penny warrants to purchase up to approximately 6.5 million New Shares, with an exercise price of $0.01 per share (“Penny Warrants”) which were exchanged on a one-for-one basis for New Shares issued to certain initial holders of New Shares;
•Entered into an indenture governing the Second Lien Notes;
•Entered into a registration rights agreement with certain parties who received New Shares under the Plan; and
•Entered into a registration rights agreement with certain parties who received Second Lien Notes under the Plan.
Management Incentive Plan. The Plan contemplated that on or after the Effective Date, (i) the Company would adopt a long-term incentive plan and authorize and reserve 7.7 million New Shares for issuance pursuant to equity incentive awards to be granted under such plan, and (ii) the initial awards under such plan would consist of at least 40% of such shares and be made as soon as practicable after the Effective Date on the terms and conditions as determined by Noble’s Board of Directors; provided that at least 40% of such initial awards would be in the form of time-based vesting awards vesting over a period of no shorter than three years and no longer than four years. As contemplated by the Plan, on February 18, 2021, the Company adopted a long-term incentive plan and authorized and reserved 7.7 million New Shares for issuance pursuant to equity incentive awards to be granted under such plan.
Sources of Cash for Plan Distribution. All cash required for payments made by the Company under the Plan on the Effective Date was obtained from cash on hand, proceeds of the Rights Offering, and proceeds of the Exit Credit Facility.
Under ASC Topic 852, fresh start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The value of the assets of Legacy Noble immediately before the date of confirmation is expected to be less than the total of all postpetition liabilities and allowed claims. Additionally, the holders of the existing voting shares of Legacy Noble immediately before the date of confirmation held less than 50% of the voting shares of Noble. The same test was performed for Finco and yielded the same result. As such, Noble and Finco will adopt fresh start accounting as of the Effective Date. Adopting fresh start accounting results in a new reporting entity with no beginning retained earnings or accumulated deficit. In accordance with ASC Topic 852, with the application of fresh start accounting, the Company will be required to allocate its reorganization value to its individual assets based on their estimated fair values in conformity with ASC Topic 805, “Business Combinations.” The reorganization value represents the fair value of the Successor Company's assets before considering liabilities. The Company is in the process of evaluating the potential impact of the fresh start accounting on its consolidated financial statements. We cannot currently estimate the financial effect of emergence from bankruptcy on our financial statements, although we expect to record material adjustments related to our Plan and the application of fresh start accounting as of the Effective Date.
The Company’s financial advisor performed a valuation of the reorganized Company dated as of August 24, 2020. According to the valuation, which was included in the Disclosure Statement related to the Plan, the post-confirmation estimated enterprise value of the Company to be in a range between $1.1 billion and $1.6 billion. The following assumptions were made in the valuation of the projected amounts upon emergence; $430.0 million of debt under the Exit Financing Facility and the Second Lien Notes and cash on hand of $100.0 million.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Typically, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this Annual Report on Form 10-K, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. As of December 31, 2020, the Debtors have rejected three immaterial executory contracts and have not rejected any unexpired leases.
Claims Reconciliation
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each Debtor, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims, which was set by the Bankruptcy Court as October 6, 2020 and November 13, 2020 for the initial Debtors that filed on July 31, 2020 (the “Initial Debtors”) and the additional Debtors that filed on September 24, 2020 (the “Additional Debtors”), respectively. The governmental bar date has been set as January 27, 2021 and March 23, 2021, for the Initial Debtors and the Additional Debtors, respectively.
The Debtors received approximately 1,200 proofs of claim as of March 5, 2021 for an amount of approximately $23.0 billion. Such amount includes duplicate claims across multiple Debtor legal entities. These claims are being reconciled to amounts recorded in the Debtors’ accounting records. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved, at the direction of the Debtors, including through proceedings before the Bankruptcy Court. In addition, the Debtors have been identifying claims that have been amended or superseded, are without merit, are overstated or should be adjusted or expunged for other reasons. As a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the number of claims filed, the claims resolution process will continue after the Debtors emerge from bankruptcy.
Pre-petition Charges
Pre-petition charges consist primarily of legal and other professional advisory fees incurred in relation to the Chapter 11 Cases, but prior to the Petition Date, and are presented as “Pre-petition charges” in our Consolidated Statements of Operations for the year ended December 31, 2020.
Reorganization Items, Net
In accordance with ASC Topic 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are recorded under “Reorganization items, net”. The following table summarizes the components of reorganization items included in our Consolidated Statements of Operations for the year ended December 31, 2020:

	Noble	Finco
	December 31, 2020	December 31, 2020
Adjustments for estimated litigation claims (1)	(57,000)	4,500
Write-off of debt financing costs and discount	45,469	45,469
Professional fees (1)	37,296	2,644
Revision of estimated claims	(1,835)	(1,835)
Total Reorganization items, net	$23,930	$50,778
(1)Payments of $25.6 million and $5.0 million related to professional fees and the first installment payment for the previously disclosed patent infringement settlement with Transocean Ltd. (“Transocean”) have been presented as cash outflows from operating activities in our Consolidated Statements of Cash Flows for the year ended December 31, 2020 for Noble and Finco, respectively.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Liabilities Subject to Compromise
Since the Petition Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on our Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company has considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. However, the determination of the value at which liabilities will ultimately be settled was made on the Effective Date. The Company will evaluate and adjust the amount and classification of its pre-petition liabilities through the Effective Date.
The following table summarizes the components of liabilities subject to compromise included on our Consolidated Balance Sheet as of December 31, 2020:

	Noble	Finco
	December 31, 2020	December 31, 2020
4.900% Senior Notes due August 2020	$62,535	$62,535
4.625% Senior Notes due March 2021	79,936	79,936
3.950% Senior Notes due March 2022	21,213	21,213
7.750% Senior Notes due January 2024	397,025	397,025
7.950% Senior Notes due April 2025	450,000	450,000
7.875% Senior Notes due February 2026	750,000	750,000
6.200% Senior Notes due August 2040	393,596	393,596
6.050% Senior Notes due March 2041	395,002	395,002
5.250% Senior Notes due March 2042	483,619	483,619
8.950% Senior Notes due April 2045	400,000	400,000
2017 Credit Facility	545,000	545,000
Litigation	93,000	8,000
Accrued and unpaid interest	110,301	110,301
Accounts payable and other liabilities	37,447	37,359
Lease liabilities	20,969	20,969
Total consolidated liabilities subject to compromise	$4,239,643	$4,154,555
Since the filing of the Chapter 11 Cases on the Petition Date, the Company ceased accruing interest on all debt. As a result, the Company did not record $112.9 million of contractual interest expense related to the Guaranteed Notes, Legacy Notes, and 2017 Credit Facility.
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
During the years ended December 31, 2019 and 2018, the Bully joint ventures approved and paid dividends totaling $50.2 million and $55.2 million, respectively. Of these amounts, 50 percent was paid to our former joint venture partner, Shell.
During the year ended December 31, 2019, we recognized a $595.5 million impairment charge on the Noble Bully II, of which $265.0 million is attributable to Shell, our former joint venture partner. During the year ended December 31, 2018, we recognized a $550.3 million

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
impairment on the Noble Bully I, of which $250.3 million is attributable to our former joint venture partner. See “Note 6— Loss on Impairment” for additional information.
Note 4— Loss Per Share
The following table presents the computation of basic and diluted loss per share for Legacy Noble:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Basic
Net loss from continuing operations	$(3,978,459)	$(696,769)	$(885,050)
Net loss from discontinued operations, net of tax	—	(3,821)	—
Net loss attributable to Noble Corporation	$(3,978,459)	$(700,590)	$(885,050)
Diluted
Net loss from continuing operations	$(3,978,459)	$(696,769)	$(885,050)
Net loss from discontinued operations, net of tax	—	(3,821)	—
Net loss attributable to Noble Corporation	$(3,978,459)	$(700,590)	$(885,050)
Denominator:
Weighted average shares outstanding — basic	250,792	248,949	246,614
Weighted average shares outstanding — diluted	250,792	248,949	246,614
Loss per share
Basic:
Loss from continuing operations	$(15.86)	$(2.79)	$(3.59)
Loss from discontinued operations	—	(0.02)	—
Net loss attributable to Noble Corporation	$(15.86)	$(2.81)	$(3.59)
Diluted:
Loss from continuing operations	$(15.86)	$(2.79)	$(3.59)
Loss from discontinued operations	—	(0.02)	—
Net loss attributable to Noble Corporation	$(15.86)	$(2.81)	$(3.59)
Dividends per share	$—	$—	$—
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the years ended December 31, 2020, 2019 and 2018, 6.1 million, 11.9 million and 12.5 million share-based awards, respectively, were excluded from the diluted loss per share since the effect would have been anti-dilutive. On the Effective Date, all issued and outstanding shares of common stock, including all share-based awards, were cancelled and extinguished. See “Note 2— Chapter 11 Proceedings” for additional information.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	Year Ended December 31,
	2020	2019
Drilling equipment and facilities	$4,476,960	$10,014,314
Construction in progress	99,812	88,904
Other	200,925	203,407
Property and equipment, at cost	$4,777,697	$10,306,625

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Capital expenditures, including capitalized interest, totaled $148.2 million, $306.4 million and $281.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, capitalized interest was zero, $9.6 million and $2.9 million, respectively.
On February 28, 2019, we purchased a new GustoMSC CJ46 rig, the Noble Joe Knight, from the PaxOcean Group in connection with a concurrently awarded drilling contract in the Middle East region. We paid $83.8 million for the rig, with $30.2 million paid in cash and the remaining $53.6 million of the purchase price financed with a loan by the seller. See “Note 7— Debt” for additional information.
During the years ended December 31, 2020, 2019 and 2018, we recognized a non-cash loss on impairment of $3.9 billion, $615.3 million and $802.1 million, respectively, related to our long-lived assets. See “Note 6— Loss on Impairment” for additional information.
For the year ended December 31, 2020, we sold six rigs, which had a net book value of $17.1 million for total proceeds of $26.7 million, resulting in a gain of $8.9 million.
Note 6— Loss on Impairment
Asset Impairments
As discussed in “Note 1— Organization and Significant Accounting Policies,” during the first quarter of 2020, the pandemic and OPEC+ production level disagreements resulted in an unprecedented steep decline in the demand for oil and a substantial surplus of oil. We considered these events to be an impairment indicator and based on our assumptions and analysis, we impaired the carrying value of four floaters. For our impaired units, the carrying values were written down to scrap value and subsequently sold in late 2020.
During the fourth quarter of 2020, the combination of the growing commitments by many of our customers to a transition to cleaner energy options, and the prolonged impacts of the pandemic, the continued oversupply of offshore drilling units placed further downward pressure on global oil demand and on our industry, potentially lengthening what was already expected to be a slow recovery. We considered these events to be an impairment indicator and based on our assumptions and analysis, we impaired the carrying value of three floaters and nine jackups. We estimated the fair values of these units using a weighting between an income valuation approach and a market approach, utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
During the quarters ended March 31, 2020 and December 31, 2020, we recognized non-cash losses on impairment of $1.1 billion and $2.8 billion, respectively, related to certain rigs and related capital spares. If we experience prolonged unfavorable changes to current market conditions, reactivation costs or dayrates or if we are unable to secure new or extended contracts for our rigs, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values. The impact of the current global economic turmoil on our customers’ and our business continues to be uncertain. During the year ended December 31, 2020, we recognized approximately $3.9 billion in impairment charges for seven floaters and nine jackups, and $24.0 million of impairment charges related to certain capital spare equipment.
Based upon our impairment analysis, we impaired the carrying values to their corresponding estimated fair values for two floaters, and certain capital spare equipment, which resulted in an impairment charge of approximately $615.3 million for the year ended December 31, 2019. During the year ended December 31, 2019, we recognized a $595.5 million impairment on the Noble Bully II, of which $265.0 million was attributable to our joint venture partner at the time of impairment. See “Note 3— Consolidated Joint Ventures” for additional information. For our impaired units, we estimated the fair value of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. If we experience unfavorable changes to current market conditions, reactivation costs or dayrates, or we are unable to return cold stacked rigs to service in the anticipated time frame or if we are unable to secure new or extended contracts for our active rigs, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.
Based upon our impairment analysis, we impaired the carrying values to their corresponding estimated fair values for three floaters and two jackups, and certain capital spare equipment. During the year ended December 31, 2018, impairment charges related to these units and certain capital spare equipment were approximately $802.1 million. For our impaired units, we estimated the fair values of these units by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. During the year ended December 31, 2018, we recognized a $550.3 million impairment on the Noble Bully I, of which $250.3 million was attributable to our joint venture partner at the time of impairment. See “Note 3— Consolidated Joint Ventures” for additional information.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 7— Debt
Pre-emergence Debt
2017 Credit Facility
In December 2017, Noble Cayman Limited, a Cayman Islands company and a wholly-owned indirect subsidiary of Finco; Noble International Finance Company, a Cayman Islands company and a wholly-owned indirect subsidiary of Finco; and Noble Holding UK Limited, a company incorporated under the laws of England and Wales and a wholly-owned direct subsidiary of Legacy Noble (“NHUK”), as parent guarantor, entered into a senior unsecured credit agreement (as amended, the “2017 Credit Facility”). In July 2019, we executed a first amendment to our 2017 Credit Facility, which, among other things, reduced the maximum aggregate amount of commitments thereunder from $1.5 billion to $1.3 billion. As a result of such reduction in the maximum aggregate amount of commitments, we recognized a net loss of approximately $0.7 million in the year ended December 31, 2019.
Prior to the filing of the Chapter 11 Cases, the 2017 Credit Facility was scheduled to mature in January 2023. Borrowings were available for working capital and other general corporate purposes. The 2017 Credit Facility provided for a letter of credit sub-facility in the amount of $15.0 million, with the ability to increase such amount up to $500.0 million with the approval of the lenders. The 2017 Credit Facility had provisions that varied the applicable interest rates for borrowings based upon our debt ratings. Borrowings under the 2017 Credit Facility bore interest at LIBOR plus an applicable margin. NHUK guaranteed the obligations of the borrowers under the 2017 Credit Facility. In addition, certain indirect subsidiaries of Legacy Noble that owned rigs were guarantors under the 2017 Credit Facility.
In April 2020, we borrowed $100.0 million under the 2017 Credit Facility to pay down our indebtedness under the Seller Loans (as defined herein) as further described below. At December 31, 2020, we had $545.0 million of borrowings outstanding under the 2017 Credit Facility. At December 31, 2020, we had $8.8 million of letters of credit issued under the 2017 Credit Facility and an additional $6.0 million in letters of credit and surety bonds issued under unsecured or cash collateralized bilateral arrangements.
The filing of the Chapter 11 Cases constituted events of default that accelerated the Company’s obligations under the indentures governing our outstanding senior notes and under our 2017 Credit Facility. In addition, the unpaid principal and interest due under our indentures and the 2017 Credit Facility became immediately due and payable. However, any efforts to enforce such payment obligations with respect to our senior notes and 2017 Credit Facility were automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement were subject to the applicable provisions of the Bankruptcy Code. See “Note 1— Organization and Basis of Presentation” for additional information.
On the Effective Date, all outstanding obligations under the 2017 Credit Facility were terminated and the holders of claims under the 2017 Credit Facility had such obligations refinanced through the Exit Credit Facility. On the Effective Date, all liens and security interests granted to secure such obligations were terminated and are of no further force and effect.
2015 Credit Facility
Effective January 2018, in connection with entering into the 2017 Credit Facility, we amended our $300.0 million senior unsecured credit facility that would have matured in January 2020 and was guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (U.S.) LLC and Noble Holding International Limited (“NHIL”), a finance subsidiary of Finco, (as amended, the “2015 Credit Facility”). As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the year ended December 31, 2018. On December 20, 2019, we repaid $300.0 million of outstanding borrowings and terminated the 2015 Credit Facility.
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
In September 2018, we purchased the Noble Johnny Whitstine for $93.8 million with a $60.0 million seller-financed secured loan (the “2018 Seller Loan” and, together with the 2019 Seller Loan, the “Seller Loans”). The 2018 Seller Loan had a term of four years and required a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2018 Seller Loan bore

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2018 Seller Loan. Based on the terms of the 2018 Seller Loan, the 1.25% paid-in-kind interest rate was accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% was payable in cash. Thereafter, the paid-in-kind interest ended and the cash interest rate of 4.25% was payable for the remainder of the term.
Both of the Seller Loans were guaranteed by Finco and each was secured by a mortgage on the applicable rig and by the pledge of the shares of the applicable single-purpose entity that owned the relevant rig. Each Seller Loan contained a debt to total capitalization ratio requirement that such ratio not exceed 0.55 at the end of each fiscal quarter, a $300.0 million minimum liquidity financial covenant and an asset and revenue covenant substantially similar to the Guaranteed Notes, as well as other covenants and provisions customarily found in secured transactions, including a cross-default provision. Each Seller Loan required immediate repayment on the occurrence of certain events, including the termination of the drilling contract associated with the relevant rig or circumstances in connection with a material adverse effect.
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
As a result of the early repayment of the Seller Loans and the conclusion of the 90-day period following the payment date, we recognized gains of approximately and $17.3 million in the year ended December 31, 2020.
Senior Notes
In March 2019, we completed cash tender offers for our Senior Notes due 2020, Senior Notes due 2021, Senior Notes due 2022 and Senior Notes due 2024. Pursuant to such tender offers, we purchased $440.9 million aggregate principal amount of these senior notes for $400.0 million, plus accrued interest, using cash on hand and borrowings under the 2015 Credit Facility. As a result of these transactions, we recognized a net gain of approximately $31.3 million.
On the Effective Date, in accordance with the Plan, all outstanding obligations under our senior notes were cancelled and the indentures governing such obligations were cancelled, except to the limited extent expressly set forth in the Plan.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	December 31, 2020 (1)		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes
4.900% Senior Notes due August 2020	$62,535	$1,366	$62,505	$60,660
4.625% Senior Notes due March 2021	79,936	1,596	79,854	64,262
3.950% Senior Notes due March 2022	21,213	354	21,181	12,170
7.750% Senior Notes due January 2024	397,025	7,925	389,800	211,035
7.950% Senior Notes due April 2025	450,000	8,348	446,962	228,515
7.875% Senior Notes due February 2026	750,000	301,935	739,371	546,353
6.200% Senior Notes due August 2040	393,596	7,966	390,526	149,134
6.050% Senior Notes due March 2041	395,002	7,327	389,809	142,646
5.250% Senior Notes due March 2042	483,619	9,701	478,122	176,265
8.950% Senior Notes due April 2045	400,000	7,420	390,763	164,664
Seller loans:
Seller-financed secured loan due September 2022	—	—	62,453	36,968
Seller-financed secured loan due February 2023	—	—	55,658	31,175
Credit facility:
2017 Credit Facility due to mature January 2023	545,000	545,000	335,000	335,000
Total debt	3,977,926	898,938	3,842,004	2,158,847
Less: Current maturities of long-term debt	—	—	62,505	60,660
Long-term debt (2)	$—	$—	$3,779,499	$2,098,187
(1) Includes write-off of applicable deferred financing cost and discounts of $45.5 million. See “Note 2— Chapter 11 Proceedings” for additional information.
(2) All of our long-term debt as of December 31, 2020 has been presented as “Liabilities subject to compromise”. See “Note 2— Chapter 11 Proceedings” for additional information.
As discussed in “Note 1— Organization and Basis of Presentation,” since the Petition Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Accordingly, all of our long-term debt obligations have been presented as “Liabilities subject to compromise” on our Consolidated Balance Sheet at December 31, 2020.
On the Effective Date, in accordance with the Plan, all outstanding obligations under our senior notes were cancelled and the indentures governing such obligations were cancelled, except to the limited extent expressly set forth in the Plan. See “Note 2— Chapter 11 Proceedings” for additional information.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Post-emergence Debt
Senior Secured Exit Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Exit Credit Agreement providing for the $675.0 million Exit Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Exit Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Exit Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Exit Credit Facility.
All obligations of the Borrowers under the Exit Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Exit Credit Agreement. All such obligations, including the guarantees of the Exit Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, including all of the rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Exit Credit Agreement.
The loans outstanding under the Exit Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted LIBOR or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in the Wall Street Journal, (y) the federal funds effective rate plus 1⁄2 of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin is initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and will be increased by 50 basis points after July 31, 2024, and may be increased by an additional 50 basis points under certain conditions described in the Exit Credit Agreement.
The Borrowers are required to pay a quarterly commitment fee to each lender under the Exit Credit Agreement, which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such lender’s commitments under the Exit Credit Facility. The Borrowers are also required to pay customary letter of credit and fronting fees.
Borrowings under the Exit Credit Agreement may be used for working capital and other general corporate purposes. Availability of borrowings under the Exit Credit Agreement is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Exit Credit Agreement) would exceed $100 million, (ii) the Consolidated First Lien Net Leverage Ratio (as defined in the Exit Credit Agreement) would be greater than 5.50 to 1.00 and the aggregate principal amount outstanding under the Exit Credit Facility would exceed $610 million, or (iii) the Asset Coverage Ratio (as described below) would be less than 2.00 to 1.00.
Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Exit Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default exists) and (ii) certain debt issuances. Available Cash in excess of $150 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Exit Credit Facility may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The Exit Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter in 2021, Adjusted EBITDA (as defined in the Exit Credit Agreement) is not permitted to be lower than (i) $70 million for the four fiscal quarter period ending March 31, 2021, (ii) $40 million for the four fiscal quarter period ending June 30, 2021 and (iii) $25 million for the four fiscal quarter periods ending on each of September 30, 2021 and December 31, 2021;
•as of the last day of each fiscal quarter ending on or after March 31, 2022, the ratio of Adjusted EBITDA to Cash Interest Expense (as defined in the Exit Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or after March 31, 2022 until June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•for each fiscal quarter ending on or after June 30, 2021, the ratio of (x) Asset Coverage Aggregate Rig Value (as defined in the Exit Credit Agreement) to (y) the aggregate principal amount of loans and letters of credit outstanding under the Exit Credit Facility (the “Asset Coverage Ratio”) as of the last day of any such fiscal quarter is not permitted to be less than 2.00 to 1.00.
The Exit Credit Facility contains affirmative and negative covenants, representations and warranties and events of default that the Company considers customary for facilities of this type.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Second Lien Notes Indenture
On the Effective Date, pursuant to the Backstop Commitment Agreement and in accordance with the Plan, Noble and Finco consummated the Rights Offering of Second Lien Notes and associated New Shares at an aggregate subscription price of $200.0 million.
On the Effective Date, Finco issued an aggregate principal amount of $216 million of Second Lien Notes, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Exit Credit Facility. The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Exit Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021.
On or after February 15, 2024, Finco may redeem all or part of the Second Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Finco may also redeem the Second Lien Notes, in whole or in part, at any time and from time to time on or before February 14, 2025 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a “make-whole” premium. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurs prior to (but not including) February 15, 2024, then, within 120 days of such Change of Control, Finco may elect to purchase all remaining outstanding Second Lien Notes at a redemption price equal to 106% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
The Second Lien Notes contain covenants and events of default that the Company considers customary for notes of this type.
Note 8— Equity
Share Capital
As of December 31, 2020, Noble had approximately 251.1 million shares outstanding and trading as compared to approximately 249.2 million shares outstanding and trading at December 31, 2019. At Legacy Noble’s 2020 Annual General Meeting, Legacy Noble’s shareholders authorized its Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at then current nominal value of $0.01 per share). That authority to allot shares has expired on the Effective Date. Other than shares issued to Legacy Noble’s directors under the Noble Corporation 2017 Director Omnibus Plan, the authority was not used to allot shares during the year ended December 31, 2020. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the Board may determine from time to time.
The declaration and payment of dividends required the authorization of the Board of Directors of Legacy Noble, provided that such dividends on issued share capital may be paid only out of Legacy Noble’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Legacy Noble was not permitted to pay dividends out of share capital, which includes share premium. Noble has not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our current Board of Directors; however, at this time, we do not expect to pay any dividends in the foreseeable future.
In accordance with the Plan, all agreements, instruments and other documents evidencing, relating to or otherwise connected with any of Legacy Noble’s equity interests outstanding prior to the Effective Date, including all equity-based awards, were cancelled and all such equity interests have no further force or effect after the Effective Date. Pursuant to the Plan, the holders of Legacy Noble’s ordinary shares, par value $0.01 per share, outstanding prior to the Effective Date received their pro rata share of the Tranche 3 Warrants to acquire New Shares.
Share Repurchases
Under UK law, Legacy Noble was only permitted to purchase its own shares by way of an “off-market purchase” in a plan approved by shareholders. We currently do not have shareholder authority to repurchase shares of Legacy Noble and there is currently no share repurchase plan in place for the Successor. During the years ended December 31, 2020, 2019 and 2018, we did not repurchase any of our shares.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Share-Based Compensation Plans
Stock Plans
During 2015, Noble Corporation shareholders approved a new equity plan, the Noble Corporation plc 2015 Omnibus Incentive Plan (the “Noble Incentive Plan”), which permits grants of options, stock appreciation rights (“SARs”), stock or stock unit awards or cash awards, any of which may be structured as a performance award, from time to time to employees who are to be granted awards under the Noble Incentive Plan. Neither consultants nor non-employee directors are eligible for awards under the Noble Incentive Plan. The Noble Incentive Plan replaced the Noble Corporation 1991 Stock Options and Restricted Stock Plan, as amended (the “1991 Plan”). The 1991 Plan was terminated, and equity awards have thereafter only been made under the Noble Incentive Plan. Stock option awards previously granted under the 1991 Plan remain outstanding in accordance with their terms.
During 2020, 2019 and 2018, the Noble Incentive Plan was restated and shareholders approved amendments, primarily to increase the number of ordinary shares available for issuance as long-term incentive compensation under the Noble Incentive Plan by 8.7 million, 5.8 million and 5.0 million shares, respectively. The maximum aggregate number of ordinary shares that may be granted for any and all awards under the Noble Incentive Plan will not exceed 40.0 million shares and at December 31, 2020, we had 25.0 million shares remaining available for grants to employees.
During 2017, upon shareholder approval, the Noble Corporation 2017 Director Omnibus Plan (the “Director Plan”) replaced the previous plans that were terminated. Equity awards to our non-employee directors have thereafter only been made under the Director Plan. No awards made under previous plans remain outstanding.
During 2019, shareholders approved amendments to increase the number of ordinary shares available for issuance under the Director Plan by 0.9 million shares, bringing the maximum aggregate number of ordinary shares that may be granted for any and all awards under the Director Plan to 1.8 million shares. At December 31, 2020, we had 1.0 million shares remaining for grants to non-employee directors.
Stock Options
Options have a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally vest over a three-year period. A summary of the status of stock options granted under the 1991 Plan as of December 31, 2020, 2019 and 2018 and the changes during the year ended on those dates is presented below:

	2020		2019		2018
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of year	708,400	$30.90	1,103,242	$28.74	1,313,155	$29.51
Expired	(152,245)	32.78	(394,842)	24.85	(209,913)	33.56
Outstanding at end of year (1)	556,155	30.39	708,400	30.90	1,103,242	28.74
Exercisable at end of year (1)	556,155	$30.39	708,400	$30.90	1,103,242	$28.74
(1)Options outstanding and exercisable at December 31, 2020 had no intrinsic value.
The following table summarizes additional information about stock options outstanding at December 31, 2020:

	Options Outstanding and Exercisable
	Number of Shares Underlying Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$20.49 to $25.41	53,934	1.02	$25.41
$25.42 to $30.59	277,177	1.09	30.59
$30.60 to $32.78	225,044	0.10	31.33
Total	556,155	0.68	$30.39

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
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
There were no non-vested stock option balances at December 31, 2020 or any changes during the year ended December 31, 2020. No new stock options were granted during the years ended December 31, 2020, 2019 and 2018. There was no compensation cost recognized during the years ended December 31, 2020, 2019 and 2018 related to stock options.
All outstanding options were cancelled as a result of the Chapter 11 Cases.
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

	2020	2019	2018
Valuation assumptions:
Expected volatility	69.8%	59.6%	61.8%
Risk-free interest rate	1.40%	2.50%	2.31%

Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
A summary of the RSUs awarded for each of the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
TVRSU
Units awarded	5,559,678	4,639,119	3,578,212
Weighted-average share price at award date	$0.82	$3.02	$4.71
Weighted-average vesting period (years)	3.0	3.0	3.0
PVRSU
Units awarded	2,696,774	1,623,399	2,733,906
Weighted-average share price at award date	$0.91	$3.13	$4.55
Three-year performance period ended December 31	2022	2021	2020
Weighted-average award date fair value	$1.14	$3.61	$2.96
During the years ended December 31, 2020, 2019 and 2018, we awarded zero, 280,635 and 267,204 shares, respectively, to our non-employee directors.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the status of non-vested RSUs at December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

	TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at January 1, 2020	6,329,029	$3.89	4,854,352	$3.56
Awarded	5,559,678	0.82	2,696,774	1.14
Vested	(2,924,900)	4.24	(1,063,242)	4.37
Forfeited	(6,601,307)	1.19	(3,324,771)	1.67
Non-vested RSUs at December 31, 2020	2,362,500	$3.43	3,163,113	$3.22
(1)For awards granted prior to 2019, the number of PVRSUs shown equals the units that would vest if the “maximum” level of performance is achieved. The minimum number of units is zero and the “target” level of performance is 50 percent of the amounts shown. For awards granted during 2020 and 2019, the number of PVRSUs shown equals the units that would vest if the “target” level of performance is achieved. The minimum number of units is zero and the “maximum” level of performance is 200 percent of the amounts shown.
At December 31, 2020, there was $3.5 million of total unrecognized compensation cost related to the TVRSUs, to be recognized over a remaining weighted-average period of 0.9 years. The total award-date fair value of TVRSUs vested during the year ended December 31, 2020 was $12.4 million.
At December 31, 2020, there was $1.7 million of total unrecognized compensation cost related to the PVRSUs, to be recognized over a remaining weighted-average period of 0.5 years. The total potential compensation for PVRSUs is recognized over the service period regardless of whether the performance thresholds are ultimately achieved.
Share-based amortization recognized during the years ended December 31, 2020, 2019 and 2018 related to all restricted stock totaled $9.2 million ($8.6 million net of income tax), $14.7 million ($14.1 million net of income tax) and $24.0 million ($21.9 million net of income tax), respectively. During the years ended December 31, 2020, 2019 and 2018, capitalized share-based amortization was zero.
All outstanding shares and equity awards were cancelled as a result of the Chapter 11 Cases.
Liability-Classified Cash Incentive Awards
In 2020, the Company granted cash incentive awards that vest over a three-year period and the final cash payment depends on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria consist of market based criteria or market and performance based criteria. These awards were valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the awards include historical volatility of 69.8% and a risk-free interest rate of 1.4% over a time period commensurate with the remaining term prior to vesting. Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the status of non-vested RSUs at December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

	Number of Awards	Weighted Average Award-Date Fair Value
Non-vested Liability-Classified Award at January 1, 2020	—	$—
Awarded	3,619,000	0.77
Vested (1)	(2,401,362)	0.77
Forfeited	(1,217,638)	0.77
Non-vested Liability-Classified Awards at December 31, 2020	—	$—
(1) As of December 31, 2020, approximately 91,362 awards are still outstanding and fully vested. The remaining balance of the vested awards were cancelled and replaced as part of the 2020 Other Cash Award Plan.
All outstanding shares and equity awards were cancelled as a result of the Chapter 11 Cases.
Note 9— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, 2020 and 2019. All amounts within the tables are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at December 31, 2018	$(39,058)	$(18,014)	$(57,072)
Activity during period:
Other comprehensive loss before reclassifications	—	260	260
Amounts reclassified from AOCI	(1,577)	—	(1,577)
Net other comprehensive loss	(1,577)	260	(1,317)
Balance at December 31, 2019	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive income before reclassifications	—	(521)	(521)
Amounts reclassified from AOCI	898	—	898
Net other comprehensive income (loss)	898	(521)	377
Balance at December 31, 2020	$(39,737)	$(18,275)	$(58,012)
(1)Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCI are recognized as expense on our Consolidated Statements of Operations through “Other income (expense).” See “Note 13— Employee Benefit Plans” for additional information.
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

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2019
Current contract assets	$10,687	$21,292
Noncurrent contract assets	3,174	9,508
Total contract assets	13,861	30,800

Current contract liabilities (deferred revenue)	(34,990)	(34,196)
Noncurrent contract liabilities (deferred revenue)	(24,896)	(30,859)
Total contract liabilities	$(59,886)	$(65,055)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the years ended December 31, 2020 and 2019 are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2018	$47,664	$(80,753)

Amortization of deferred costs	(39,936)	—
Additions to deferred costs	23,072	—
Amortization of deferred revenue	—	65,312
Additions to deferred revenue	—	(49,614)
Total	(16,864)	15,698

Net balance at December 31, 2019	$30,800	$(65,055)

Amortization of deferred costs	(27,043)	—
Additions to deferred costs	10,104	—
Amortization of deferred revenue	—	57,915
Additions to deferred revenue	—	(52,746)
Total	(16,939)	5,169

Net balance at December 31, 2020	$13,861	$(59,886)
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

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, at the end of the reporting period:

	Year Ending December 31,
	2021	2022	2023	2024	2025 and beyond	Total
Floaters	$27,005	$13,487	$9,199	$915	$—	$50,606
Jackups	7,539	1,741	—	—	—	9,280
Total	$34,544	$15,228	$9,199	$915	$—	$59,886
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2020. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Floaters (1)	491,407	727,177
Jackups	417,829	518,881
Total (1)	909,236	1,246,058
(1) Includes the impact of the Noble Bully II contract buyout during the year ended December 31, 2019. Exclusive of this item, revenue for the year ended December 31, 2019 would have been $560,319 for floaters and $1,079,200 for total rigs.
Note 11— Leases
Leases
We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate, equipment, storage, dock space and automobiles and are included within “Other current liabilities,” “Other assets” and “Other liabilities,” on our Consolidated Balance Sheets. As discussed in “Note 1— Organization and Basis of Presentation,” since the Petition Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Accordingly, all of the leases liabilities on the Debtor companies have been presented as “Liabilities subject to compromise” on our Consolidated Balance Sheet at December 31, 2020.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Certain of our lease agreements include options to extend or terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise and reasonably certain not to exercise, respectively.
In early January 2021, the Company entered into agreements to surrender a portion of the Sugar Land office lease and to terminate the Brook Street London office leases with the respective lessors. This will reduce the Right of Use Asset and Lease Liability by approximately $11.3 million and $11.9 million, respectively.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$26,648	$33,480
Current operating lease liabilities	1,942	6,591
Long-term operating lease liabilities	4,969	26,778

Weighted average remaining lease term for operating leases (years)	7.8	7.7
Weighted average discounted rate for operating leases	11.1%	9.7%
The components of lease cost were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$9,065	$8,878
Short-term lease cost	2,893	7,012
Variable lease cost	1,265	1,620
Total lease cost	$13,223	$17,510
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,614	$8,812
Maturities of lease liabilities as of December 31, 2020 were as follows:

Operating Leases
2021	$8,594
2022	5,545
2023	3,567
2024	3,629
2025	3,687
Thereafter	17,018
Total lease payments	42,040
Less: Interest	(14,343)
Present value of lease liability (1)	$27,697
(1) Includes $21.0 million of lease liabilities which are currently classified as “Liabilities subject to compromise” on our Consolidated Balance Sheet.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 12— Income Taxes
Legacy Noble is a tax resident in the UK and, as such, is subject to UK corporation tax on its taxable profits and gains. A UK tax exemption is available in respect of qualifying dividends income and capital gains related to the sale of qualifying participations. We operate in various countries throughout the world, including the United States. The income or loss of the non-UK subsidiaries is not expected to be subject to UK corporation tax.
Consequently, we have taken account of the above exemption and provided for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries have a taxable presence for income tax purposes.
The components of the net deferred taxes are as follows:

	2020	2019
Deferred tax assets
United States
Net operating loss carry forwards	$79,047	$129,695
Disallowed interest deduction carryforwards	62,337	92,030
Deferred pension plan amounts	10,568	10,447
Accrued expenses not currently deductible	5,625	8,434
Other	3,178	2,356
Non-United States
Net operating loss carry forwards	47,187	22,426
Disallowed interest deduction carryforwards	13,625	13,942
Deferred pension plan amounts	558	787
Deferred tax assets	222,125	280,117
Less: valuation allowance	(191,835)	(8,084)
Net deferred tax assets	$30,290	$272,033
Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$(30,349)	$(299,136)
Other	(1,796)	(2,420)
Non-United States
Excess of net book basis over remaining tax basis	(5,474)	(4,780)
Other	(1,272)	(1,342)
Deferred tax liabilities	(38,891)	(307,678)
Net deferred tax liabilities	$(8,601)	$(35,645)
Loss from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
United States	$(2,150,591)	$(65,062)	$(136,083)
Non-United States	(2,088,271)	(844,022)	(1,101,093)
Total	$(4,238,862)	$(909,084)	$(1,237,176)

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The income tax provision (benefit) for continuing operations consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current- United States	$(257,552)	$(34,726)	$(56,574)
Current- Non-United States	23,474	14,011	18,348
Deferred- United States	(57,514)	(5,307)	(67,371)
Deferred- Non-United States	31,189	(12,518)	(1,044)
Total	$(260,403)	$(38,540)	$(106,641)
The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties.

	2020	2019	2018
Gross balance at January 1,	$130,837	$161,256	$174,437
Additions based on tax positions related to current year	20,266	934	97
Additions for tax positions of prior years	206	224	25
Reductions for tax positions of prior years	(109,330)	(28,542)	(12,806)
Expiration of statutes	(4,258)	(1,629)	(497)
Tax settlements	—	(1,406)	—
Gross balance at December 31,	37,721	130,837	161,256
Related tax benefits	(384)	(400)	(1,008)
Net reserve at December 31,	$37,337	$130,437	$160,248
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	2020	2019
Reserve for uncertain tax positions, excluding interest and penalties	$37,337	$130,437
Interest and penalties included in “Other liabilities”	5,164	29,232
Reserve for uncertain tax positions, including interest and penalties	$42,501	$159,669
At December 31, 2020, the reserves for uncertain tax positions totaled $42.5 million (net of related tax benefits of $0.4 million). If a portion or all of the December 31, 2020 reserves are not realized, the provision for income taxes could be reduced by up to $42.5 million. At December 31, 2019, the reserves for uncertain tax positions totaled $159.7 million (net of related tax benefits of $0.4 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation. We estimate the potential changes could range up to $14.0 million.
On March 27, 2020, the 45th President of the United States signed the CARES Act into law. The CARES Act makes significant changes to various areas of US federal income tax law by, among other things, allowing a five-year carryback period for 2018, 2019 and 2020 NOLs, accelerating the realization of remaining alternative minimum tax credits, and increasing the interest expense limitation under Section 163(j) for years 2019 and 2020. The Company recognized an income tax benefit of $39.0 million as a result of the application of the CARES Act in its 2020 financial statements. Such $39.0 million tax benefit was comprised primarily of a current income tax receivable of $151.4 million, partially offset by non-cash deferred tax expense of $112.4 million related to NOL utilization. As of December 31, 2020, we had received $134.0 million of the income tax receivable related to the CARES Act, along with an additional receipt of $4.4 million of related interest.
We include, as a component of our “Income tax benefit (provision),” potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax benefit of $24.1 million in 2020, an income tax benefit of $3.0 million in 2019 and an income tax expense of $5.1 million in 2018.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
During the year ended December 31, 2020, our income tax provision included the following non-recurring significant items:
Tax benefit related to the following:
•gross benefit of $192.4 million related to the impairment of rigs and certain capital spares partially offset by a corresponding increase in valuation allowance of $92.7 million;
•the application of the CARES Act of $39.0 million;
• release of reserves related to the closure of the 2012-2017 US tax audit of $111.9 million; and
• tax impact of an internal restructuring net of resulting adjustment of the valuation allowance of $17.9 million.
Tax expenses related to the following:
•a 2019 US return-to-provision adjustment and resulting adjustment to the valuation allowance of $21.2 million;
•an increase in UK valuation allowance of $31.1 million; and
•an increase in non-US reserve of $7.8 million.
Our gross deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. During the year ended December 31, 2020, we recorded additional valuation allowance of $183.8 million for deferred tax assets in the US, Guyana and the UK.
We conduct business globally and, as a result, we file numerous income tax returns in the US and in non-US jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including in jurisdictions such as Brazil, Brunei, Bulgaria, Canada, Cyprus, Egypt, Ghana, Guyana, Hungary, Malta, Mexico, Nigeria, Norway, Saudi Arabia, Argentina, Australia, Denmark, Gabon, Luxembourg, Malaysia, Morocco, Myanmar, the Netherlands, Oman, Qatar, Tanzania, Timor-Leste, Singapore, Suriname, Switzerland, the United Kingdom and the United States. We are no longer subject to US Federal income tax examinations for years before 2009 and non-US income tax examinations for years before 2007.
Legacy Noble conducted substantially all of its business through Finco and its subsidiaries. The income or loss of our non-UK subsidiaries is not subject to UK income tax. Earnings are taxable in the United Kingdom at the UK statutory rate of 19 percent. The ongoing consultative process in the United Kingdom and a possible change in law could materially impact our tax rate on operations in the United Kingdom continental shelf. A reconciliation of tax rates outside of the United Kingdom and the Cayman Islands to our Legacy Noble effective rate for continuing operations is shown below:

	Year Ended December 31,
	2020	2019	2018
Effect of:
Tax rates which are different than the UK and Cayman Island rates	0.4%	4.3%	5.0%
Tax impact of asset impairment and disposition	4.5%	0.3%	2.9%
Tax impact of restructuring	2.1%	(4.1)%	—%
Tax impact of the tax regulation change	0.9%	—%	2.1%
Tax impact of valuation allowance	(4.3)%	0.5%	(1.0)%
Resolution of (reserve for) tax authority audits	2.5%	3.2%	(0.4)%
Total	6.1%	4.2%	8.6%
Due to US foreign tax credit limitation constraints, for the years ended December 31, 2020, 2019 and 2018, the Company has made the determination to take foreign tax expense as a deduction against US taxable income.
At December 31, 2020, the Company asserts that its unremitted earnings and/or book/tax outside basis differences in certain of its subsidiaries are either permanently reinvested or are not expected to result in a taxable event in the foreseeable future. Therefore, no deferred taxes have been recorded related to such earnings and/or investments.
Certain of the restructuring transactions effected by the Company in connection with the Plan have a material impact on the Company, the full extent of which is still being finalized. For example, cancellation of indebtedness income resulting from such restructuring transactions

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
has significantly reduced the Company’s US tax attributes, including but not limited to NOL carryforwards. Further, the Plan was approved by the Bankruptcy Court on November 20, 2020. As a result, on the Effective Date, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to subject certain remaining tax attributes to an annual limitation under Section 382 of the Code.
Note 13— Employee Benefit Plans
Defined Benefit Plans
Noble Drilling (Land Support) Limited, an indirect, wholly-owned subsidiary of Noble (“NDLS”), maintains a pension plan that covers all of its salaried, non-union employees, whose most recent date of employment is prior to April 1, 2014 (referred to as our “non-US plan”).
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
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-US and US plans is as follows:

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Benefit obligation at beginning of year	$62,485	$240,249	$54,898	$210,944
Service cost	—	—	—	—
Interest cost	1,877	7,567	1,814	8,711
Actuarial loss (gain)	7,190	28,266	6,649	29,078
Plan amendments	104	—	—	—
Benefits paid	(2,261)	(8,024)	(2,821)	(7,201)
Settlements and curtailments	(3,751)	(1,968)	—	(1,283)
Foreign exchange rate changes	2,299	—	1,945	—
Benefit obligation at end of year	$67,943	$266,090	$62,485	$240,249

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A reconciliation of the changes in fair value of plan assets is as follows:

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Fair value of plan assets at beginning of year	$76,429	$194,160	$68,597	$165,730
Actual return on plan assets	8,741	36,247	8,282	35,597
Employer contributions	—	2,002	—	1,317
Benefits paid	(2,261)	(8,024)	(2,821)	(7,201)
Settlement and curtailment	(3,751)	(1,968)	—	(1,283)
Foreign exchange rate changes	4,650	—	2,371	—
Fair value of plan assets at end of year	$83,808	$222,417	$76,429	$194,160
The funded status of the plans is as follows:

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Funded status	$15,865	$(43,673)	$13,944	$(46,089)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Other assets (noncurrent)	$15,865	$—	$13,944	$—
Other liabilities (current)	—	(8,169)	—	(2,535)
Other liabilities (noncurrent)	—	(35,504)	—	(43,554)
Net amount recognized	$15,865	$(43,673)	$13,944	$(46,089)

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Amounts recognized in AOCI consist of:

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Net actuarial loss	$3,108	$47,094	$4,758	$46,420
Prior service cost	—	—	—	—
Deferred income tax asset	(558)	(9,890)	(787)	(9,748)
Accumulated other comprehensive loss	$2,550	$37,204	$3,971	$36,672
Pension costs include the following components:

	Years Ended December 31,
	2020		2019		2018
	Non-US	US	Non-US	US	Non-US	US
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	1,877	7,567	1,814	8,711	1,747	8,179
Return on plan assets	(1,649)	(11,676)	(2,471)	(10,313)	(2,762)	(11,914)
Amortization of prior service cost	10	—	10	—	—	—
Recognized net actuarial loss	—	2,866	—	2,771	—	1,642
Settlement and curtailment gains	9	154	—	(37)	—	135
Net pension benefit cost (gain)	$247	$(1,089)	$(647)	$1,132	$(1,015)	$(1,958)
There is less than $0.1 million and $2.9 million estimated net actuarial losses and prior service costs for the non-US plan and the US plans, respectively, that will be amortized from AOCI into net periodic pension cost in 2021.
During the years ended December 31, 2020, 2019 and 2018, we adopted the Retirement Plan (“RP”) mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries for each of the respective years. The RP 2020, 2019 and 2018 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales decreased our pension liability on our US plans by approximately $1.7 million, $2.1 million and $0.6 million as of December 31, 2020, 2019 and 2018.
During the fourth quarter of 2018, the UK High Court made a judgement confirming that UK pension schemes are required to equalize male and female members’ benefits for the effect of guaranteed minimum pensions (GMP). We have accounted for the impact of the GMP equalization as a plan amendment to our non-US plan, and the impact is included as a prior service cost as of December 31, 2020, which will be amortized over the average life expectancy of the members at that date.
Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-US and US plans is summarized below:

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Projected benefit obligation	$67,943	$266,090	$62,485	$240,249
Accumulated benefit obligation	67,943	266,090	62,485	240,249
Fair value of plan assets	83,808	222,417	76,429	194,160

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2020 and 2019. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2017.

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Projected benefit obligation	$—	$266,090	$—	$240,249
Fair value of plan assets	—	222,417	—	194,160
The PBO for the unfunded excess benefit plan was $9.7 million at December 31, 2020 as compared to $10.8 million in 2019, and is included under “US” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2020 and 2019. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Accumulated benefit obligation	$—	$266,090	$—	$240,249
Fair value of plan assets	—	222,417	—	194,160
The ABO for the unfunded excess benefit plan was $9.7 million at December 31, 2020 as compared to $10.8 million in 2019, and is included under “US” in the above tables.
Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	Years Ended December 31,
	2020		2019
	Non-US	US	Non-US	US
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	1.40%	1.82% -2.60%	2.10%	2.56% - 3.32%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Years Ended December 31,
	2020		2019		2018
	Non-US	US	Non-US	US	Non-US	US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	2.10%	2.56% - 3.32%	2.90%	3.65% - 4.29%	2.60%	2.84% - 3.66%
Expected long-term return on assets	2.90%	5.40% - 6.30%	3.70%	5.40% -6.50%	3.70%	5.75% -6.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
The discount rates used to calculate the net present value of future benefit obligations for our US plans is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. We have determined that the timing and amount of expected

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
cash outflows on our plans reasonably match this index. For our non-US plan, the discount rate used to calculate the net present value of future benefit obligations is determined by using a yield curve of high quality bond portfolios with an average maturity approximating that of the liabilities.
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
Defined Benefit Plans—Plan Assets
Non-US Plan
As of December 31, 2020, the NDLS pension Scheme targets an asset allocation of 10.0% return-seeking securities (Growth) and 90.0% debt securities (Matching) in order to protect the strong funding position the Scheme had achieved and reduce the level of funding level volatility arising as a result of the Scheme’s investment portfolio while the Trustees and Company considered entering into a buy-out contract with an insurance provider. However, following the year end and the conclusion of the assessment of a buy-out contract, the Trustees increased the Scheme's target an asset allocation of 20.0% return-seeking securities (Growth) and 80.0% in debt securities (Matching) and recommended the de-risking strategy whereby the level of investment risk reduces as the Scheme’s funding level improves. The overall investment objective of the Scheme, as adopted by the Scheme’s Trustees, is to reach a fully funded position on the agreed de-risking basis of Gilts - 0.20% per annum. The objectives within the Scheme’s overall investment strategy is to outperform the cash + 4% per annum long term objective for Growth assets and to sufficiently hedge interest rate and inflation risk within the Matching portfolio in relation to the Scheme’s liabilities. By achieving these objectives, the Trustees believe the Scheme will be able to avoid significant volatility in the contribution rate and provide sufficient assets to cover the Scheme’s benefit obligations. To achieve this the Trustees have given Mercer, the appointed investment manager, full discretion in the day-to-day management of the Scheme’s assets and implementation of the de-risking strategy, who in turn invests in multiple underlying investment managers where appropriate. The Trustees meet with Mercer periodically to review and discuss their investment performance.
The actual fair values of the non-US plan are as follows:

	Year Ended December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$5,405	$5,405	$—	$—
Equity securities:
International companies	4,179	4,179	—	—
Fixed income securities:
Corporate bonds	72,407	72,407	—	—
Other	1,817	1,817	—	—
Total	$83,808	$83,808	$—	$—

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

	Year Ended December 31, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$903	$903	$—	$—
Equity securities:
International companies	26,131	26,131	—	—
Fixed income securities:
Corporate bonds	49,395	49,395	—	—
Other	—	—	—	—
Total	$76,429	$76,429	$—	$—
US Plans
The fundamental objective of the US plan is to provide the capital assets necessary to meet the financial obligations made to plan participants. In order to meet this objective, the Investment Policy Statement depicts how the investment assets of the plan are to be managed in accordance with the overall target asset allocation of approximately 41.0% equity securities, 57.7% fixed income securities, and 1.3% in cash and equivalents. The target asset allocation is intended to generate sufficient capital to meet plan obligations and provide a portfolio rate of return equal to or greater than the return realized using appropriate blended, market benchmark over a full market cycle (usually a five to seven year time period). Actual allocations may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.
For investments in mutual funds, the assets of the Trust are subject to the guidelines and limits imposed by such mutual fund’s prospectus and the other governing documentation at the fund level.
No shares of Noble were included in equity securities at either December 31, 2020 or 2019.
The actual fair values of US plan assets are as follows:

	Year Ended December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,727	$1,727	$—	$—
Equity securities:
United States	78,019	32,387	45,632	—
International	32,310	32,310	—	—
Fixed income securities:
Corporate bonds	83,645	82,669	976	—
Municipal bonds	—	—	—
Treasury bonds	26,716	26,716	—	—
Total	$222,417	$175,809	$46,608	$—

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

	Year Ended December 31, 2019
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2,254	$2,254	$—	$—
Equity securities:
United States	60,422	21,502	38,920	—
International	23,470	23,470	—	—
Fixed income securities:
Corporate bonds	75,131	74,253	878	—
Municipal bonds	1,064	$—	$1,064
Treasury bonds	31,819	31,819	—	—
Total	$194,160	$153,298	$40,862	$—
Defined Benefit Plans—Cash Flows
In 2020, we made no contributions to our non-US plan and we made contributions of $2.0 million to our US plans. In 2019, we made no contributions to our non-US plan and contributions of $1.3 million to our US plans. In 2018, we made no contributions to our non-US plan and contributions of $4.6 million to our US plans. We expect our aggregate minimum contributions to our non-US and US plans in 2021, subject to applicable law, to be zero and $8.2 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.
The following table summarizes our estimated benefit payments at December 31, 2020:

		Payments by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Estimated benefit payments
Non-US plans	$24,311	$2,071	$2,143	$2,218	$2,296	$2,376	$13,207
US plans	115,735	17,319	9,648	10,157	10,367	10,824	57,420
Total estimated benefit payments	$140,046	$19,390	$11,791	$12,375	$12,663	$13,200	$70,627
Other Benefit Plans
We sponsor a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The 401(k) Restoration Plan has no assets, and amounts withheld for the 401(k) Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2020 and 2019, our liability for the 401(k) Restoration Plan was $7.8 million and $8.4 million, respectively, and is included in “Accrued payroll and related costs.”
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
Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled $2.4 million, $2.4 million and $2.3 million, respectively, for three years ended December 31, 2020, 2019

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
and 2018. The cost of maintaining these plans for continuing operations aggregated approximately $24.9 million, $28.1 million and $25.0 million in 2020, 2019 and 2018, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
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
Cash Flow Hedges
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. During 2020, we did not enter into any forward contracts. During 2019, we entered into forward contracts of approximately $15.8 million, all of which settled during 2019. At both December 31, 2020 and 2019, we had no outstanding derivative contracts.
Financial Statement Presentation
The following table, together with “Note 15— Fair Value of Financial Instruments,” summarizes the recognized gains and losses of cash flow hedges and non-designated derivatives through AOCI or as “Contract drilling services” revenue or costs for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	Gain/(loss) reclassified from AOCI to “Contract drilling services” costs
Cash flow hedges
Foreign currency forward contracts	$—	$320
There were no foreign currency forward contracts outstanding as of December 31, 2020.

Note 15— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$12,326	$12,326	$—	$—

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

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
Note 16— Commitments and Contingencies
Transocean Ltd.
In January 2017, a subsidiary of Transocean Ltd. filed suit against us and certain of our subsidiaries seeking damages for patent infringement in a Texas federal court. The suit claimed that five of our newbuild rigs that operated in the US Gulf of Mexico violated Transocean patents relating to what is generally referred to as dual-activity drilling, and Transocean sought royalties of a $10.0 million fee and a five percent license fee for the pertinent period of operation for each vessel and damages for the breach of contract alleged in February 2019, regarding a 2007 settlement agreement that we entered into with Transocean relating to patent claims in respect of another Noble rig. On September 15, 2020, the Company entered into a settlement agreement with Transocean to settle this matter in exchange for payment by the Company of an immaterial amount to be paid in three installment payments due 2020, 2021 and 2022, which was approved by the Bankruptcy Court on October 9, 2020 and is included in “Liabilities subject to compromise” on our Consolidated Balance Sheet as of December 31, 2020.
Paragon Offshore
On August 1, 2014, Legacy Noble completed the separation and spin-off of a majority of its standard specification offshore drilling business (the “Spin-off”) through a pro rata distribution of all of the ordinary shares of its wholly-owned subsidiary, Paragon Offshore plc (“Paragon Offshore”), to the holders of Legacy Noble’s ordinary shares. Paragon Offshore filed for protection under chapter 11 of the Bankruptcy Code in February 2016, and in connection with Paragon Offshore’s emergence from bankruptcy in July 2017, all claims it may have had against Legacy Noble were transferred to a litigation trust.
On December 15, 2017, the litigation trust filed fraudulent conveyance and related claims relating to the Spin-off in an action (the “Action”) against Legacy Noble and certain of its subsidiaries (the “Noble Defendants”) and certain of Legacy Noble’s then current and former officers and directors (the “Individual Defendants”) in the Delaware bankruptcy court that heard Paragon Offshore’s bankruptcy (the “Delaware Court”). The litigation trust sought total damages of approximately $2.6 billion and unspecified amounts in respect of the claims against the officer and director defendants, all of whom had indemnification agreements with Legacy Noble.
On September 23, 2020, the Noble Defendants entered into a settlement agreement (the “Settlement Agreement”) with the litigation trust to fully and finally settle the disputes among them in the Action on the terms set forth in the Settlement Agreement and, subject to certain terms and conditions, to allow the litigation trust’s claims to proceed against the Individual Defendants in the Delaware Court. Among other things, the Settlement Agreement provided that the claims asserted by the litigation trust against each of the Noble Defendants in the Action would be allowed as a prepetition unsecured claim in the Chapter 11 Cases in the aggregate amount of $85 million, and, on account of that claim, required the Debtors to either (a) make a $10 million payment to the litigation trust, if a full settlement and release of (i) all claims brought against all defendants in the Action, including the Noble Defendants and the Individual Defendants, (ii) the Noble Defense Cost Claim (as defined in the Settlement Agreement), and (iii) the Noble Indemnity Claim (as defined in the Settlement Agreement) (a “Global Resolution”) is reached on or before October 1, 2020, or (b) if a Global Resolution was not reached on or before October 1, 2020, make an up-front payment of $7.5 million for a release of only the claims against the Noble Defendants, and bring litigation against the insurers with respect to the Individual Defendants’ director and officer’s liability insurance policies the proceeds of which would be shared with the litigation trust on the terms and conditions set forth in the Settlement Agreement and with respect to a determination of the insurance coverage for the Noble Defendants. On October 9, 2020, the Bankruptcy Court entered an order approving the Debtors' entry into the Settlement Agreement.
On February 3, 2021, the Noble Defendants, the Individual Defendants and the litigation trust entered into an agreement (the “Global Resolution Agreement”) to effectuate the global resolution contemplated by the Settlement Agreement. Pursuant to the Global Resolution Agreement, among other things, the Debtors made a $7.7 million payment into escrow which, together with $82.7 million contributed by

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
certain insurers, will be paid to the litigation trust upon the satisfaction of certain conditions precedent, and all claims brought against all defendants, including the Noble Defendants and Individual Defendants will be settled and released. The Global Resolution Agreement was subject to approval by the Delaware Court, which approval was granted on February 24, 2021. All claims related to the Action have now been fully settled.
Tax matters
The Internal Revenue Service (“IRS”) has completed its examination procedures, including all appeals and administrative reviews, for the taxable years ended December 31, 2012 through December 31, 2017. In May 2020, the IRS examination team notified us that it was no longer proposing any adjustments with respect to our tax reporting for the taxable years ended December 31, 2012 through December 31, 2017. Subsequent to our filing of an Application for Tentative Refund with the IRS under the CARES Act in the months of April and August 2020, the IRS informed us that it would be conducting a limited scope examination of the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. In the first quarter of 2020, we filed a foreign tax credit refund claim for taxable year 2009. The IRS is currently auditing taxable year 2009 in relation to our refund claim. We believe that we have accurately reported all amounts in our returns.
Audit claims of approximately $96.1 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2019 and 2020 and in Saudi Arabia related to tax years 2015 to 2018. We intend to vigorously defend our reported positions and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Other contingencies
    Legacy Noble had entered into agreements with certain of our executive officers, as well as certain other employees. These agreements were effective upon a change of control of Noble (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remained effective for three years thereafter. These agreements provided for compensation and certain other benefits under such circumstances. On the Effective Date of our emergence from the Chapter 11 Cases, the Legacy Noble agreements were superseded by new employment agreements.
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

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 17— Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of December 31, 2020, our contract drilling services segment conducts contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, South America and the US Gulf of Mexico.
The following table presents revenues and identifiable assets by country based on the location of the service provided:

	Revenues for Year Ended December 31,			Identifiable Assets as of December 31,
	2020	2019	2018	2020	2019
Australia	$50,434	$33,623	$—	$30,498	$244,244
Brazil	—	—	—	14,184	8,910
Brunei	—	—	3,080	—	—
Bulgaria	—	61,525	84,757	—	—
Canada	28,915	46,147	47,085	4,579	199,696
Curacao	—	—	—	—	75,776
Denmark	7,662	31,076	35,855	—	238,413
East Timor	—	—	33,733	—	—
Egypt	—	49,209	112,473	—	—
Gabon	147	—	—	4,509	4,160
Guyana	222,088	132,414	50,839	1,824,921	1,807,296
Malaysia	—	251,497	91,052	9,199	30,012
Mexico	—	—	—	1,297	28,032
Myanmar	21,084	56,207	16,572	—	151,116
Qatar	31,024	36,948	35,180	24,024	219,569
Saudi Arabia	133,246	154,807	156,989	398,093	673,884
Singapore	—	—	1,769	—	—
Suriname	61,474	17,374	(3)	585,994	599,659
Tanzania	—	—	381	—	—
Trinidad and Tobago	9,468	—	—	19,031	—
United Arab Emirates	—	—	(17)	52,266	31,150
United Kingdom	180,610	243,063	194,602	749,416	1,373,524
United States	209,401	191,548	218,479	545,926	2,599,057
Vietnam	8,719	—	—	—	—
Total	$964,272	$1,305,438	$1,082,826	$4,263,937	$8,284,498
Note 18— Supplemental Financial Information
Consolidated Balance Sheets Information
Deferred revenues from drilling contracts totaled $59.9 million and $65.1 million at December 31, 2020 and 2019, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $13.9 million at December 31, 2020 as compared to $30.8 million at December 31, 2019, and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble			Finco
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Accounts receivable	$50,802	$2,057	$3,974	$19,588	$2,057	$3,974
Other current assets	(866)	3,573	(2,722)	7,830	4,046	(2,700)
Other assets	(2,369)	16,218	(10,378)	(800)	18,749	(6,424)
Accounts payable	357	(2,279)	14,955	(11,018)	(2,182)	14,795
Other current liabilities	8,582	(4,700)	(13,940)	16,055	(4,549)	(13,495)
Other liabilities	(10,941)	(24,577)	(26,829)	(10,941)	(24,577)	(26,829)
Total net change in assets and liabilities	$45,565	$(9,708)	$(34,940)	$20,714	$(6,456)	$(30,679)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of December 31, 2020, 2019 and 2018 were $35.3 million, $36.0 million and $52.1 million, respectively.
We entered into the $60.0 million 2018 Seller Loan to finance a portion of the purchase price for the Noble Johnny Whitstine in September 2018. We entered into the $53.6 million 2019 Seller Loan to finance a portion of the purchase price for the Noble Joe Knight in February 2019. See “Note 7— Debt” for additional information.
Additional cash flow information is as follows:

	Noble			Finco
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Cash paid during the period for:
Interest, net of amounts capitalized	$138,040	$289,457	$286,506	$138,040	$289,457	$286,506
Income taxes paid (refunded), net	(133,708)	8,181	(107,554)	(133,708)	8,181	(107,554)
Note 19— Combined Debtor-In-Possession Financial Information
The financial statements included below represent the combined financial statements of the Debtors only. These statements reflect the results of operations, financial position and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

COMBINED DEBTORS’ BALANCE SHEET
(In thousands)

December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$201,239
Accounts receivable	117,179
Receivables from non-debtor affiliates	2,921,225
Taxes receivable	24,475
Prepaid expenses and other current assets	58,973
Short-term notes receivable from non-debtor affiliates	365,112
Total current assets	3,688,203
Property and equipment, at cost	4,728,956
Accumulated depreciation	(1,184,698)
Property and equipment, net	3,544,258
Investment in non-debtor affiliates	19,622,028
Receivables from non-debtor affiliates	551,368
Other assets	60,173
Total assets	$27,466,030
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$76,190
Accounts payable to non-debtor affiliates	36,140
Accrued payroll and related costs	31,327
Taxes payable	24,865
Other current liabilities	40,652
Total current liabilities	209,174
Deferred income taxes	8,678
Other liabilities	99,441
Liabilities subject to compromise, inclusive of payables to non-debtor affiliates of $6,217,729	10,457,372
Total liabilities	10,774,665
Total debtors’ equity	16,691,365
Total liabilities and debtors’ equity	$27,466,030

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
COMBINED DEBTORS’ STATEMENTS OF OPERATIONS
(In thousands)

Year Ended December 31, 2020
Operating revenues
Contract drilling services	$717,655
Reimbursables and other	53,284
Non-debtor affiliates	103,551
874,490
Operating costs and expenses
Contract drilling services	477,144
Reimbursables	47,794
Depreciation and amortization	372,663
General and administrative	120,497
Pre-petition charges	14,409
Loss on impairment	3,914,608
4,947,115
Operating loss	(4,072,625)
Other income (expense)
Interest expense, net of amounts capitalized	(164,421)
Interest expense from non-debtor affiliates	(33,421)
Gain on extinguishment of debt, net	17,254
Interest income and other, net	9,548
Interest income from non-debtor affiliates	31,751
Reorganization items, net	(23,930)
Loss from continuing operations before income taxes	(4,235,844)
Income tax benefit (provision)	247,021
Net loss	$(3,988,823)

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
COMBINED DEBTORS’ STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31, 2020
Cash flows from operating activities
Net loss	$(3,988,823)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	372,663
Loss on impairment	3,914,608
Reorganization items, net	(17,366)
Gain on extinguishment of debt, net	(17,254)
Deferred income taxes	(26,435)
Amortization of share-based compensation	9,169
Other costs, net	(42,020)
Changes in components of working capital:
Change in taxes receivable	28,117
Net changes in other operating assets and liabilities	(274,902)
Net changes in other operating assets and liabilities with non-debtor affiliates	(143,759)
Net cash used in operating activities	(186,002)
Cash flows from investing activities
Capital expenditures	(148,028)
Proceeds from disposal of assets, net	26,999
Net cash used in investing activities	(121,029)
Cash flows from financing activities
Borrowings on credit facilities	210,000
Repayments of senior notes	(101,132)
Cash paid to settle equity awards	(1,010)
Other financing activities with non-debtor affiliates	348,107
Taxes withheld on employee stock transactions	(418)
Net cash provided by financing activities	455,547
Net increase in cash, cash equivalents and restricted cash	148,516
Cash, cash equivalents and restricted cash, beginning of period	73,682
Cash, cash equivalents and restricted cash, end of period	$222,198

NOBLE CORPORATION (formerly known as Noble Holding Corporation plc) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOBLE FINANCE COMPANY (formerly known as Noble Corporation) AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Note 20— Unaudited Interim Financial Data
Unaudited interim consolidated financial information from continuing operations for Noble is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Operating revenues	$281,311	$237,918	$241,836	$203,207
Operating income (loss)	(1,132,555)	(95,453)	(18,875)	(2,829,662)
Net loss from continuing operations	(1,062,677)	(42,194)	(50,868)	(2,822,720)
Net loss per share from continuing operations attributable to Noble (1)
Basic
Loss from continuing operations	(4.25)	(0.17)	(0.20)	(11.24)
Diluted
Loss from continuing operations	(4.25)	(0.17)	(0.20)	(11.24)

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Operating revenues	$282,888	$292,936	$275,526	$454,088
Operating loss	(23,812)	(118,710)	(640,012)	116,261
Net loss from continuing operations	(67,068)	(151,960)	(444,871)	(32,870)
Net loss from discontinued operations, net of tax	(3,821)	—	—	—
Net loss per share from continuing operations attributable to Noble (1)
Basic
Loss from continuing operations	(0.27)	(0.61)	(1.79)	(0.13)
Loss from discontinued operations	(0.02)	—	—	—
Diluted
Loss from continuing operations	(0.27)	(0.61)	(1.79)	(0.13)
Loss from discontinued operations	(0.02)	—	—	—
(1)Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarters’ net loss per share may not equal the total computed for the year.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Noble Corporation
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of December 31, 2020. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Noble is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the US Securities Exchange Act of 1934, as amended.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Noble, Noble maintained effective internal control over financial reporting as of December 31, 2020.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2020 as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Noble Finance Company
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of December 31, 2020. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in Finco’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Finco.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Finco is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the US Securities Exchange Act of 1934, as amended.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Finco, Finco maintained effective internal control over financial reporting as of December 31, 2020.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2020 as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 11. Executive Compensation.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K/A.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)A list of the financial statements filed as a part of this report is set forth in Item 8 on page 52 and is incorporated herein by reference.
(2)Financial Statement Schedules:
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.
(3)Exhibits:
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

2.2
Agreement and Plan of Merger, Reorganization and Consolidation, dated as of December 19, 2008, among Noble-Swiss, Noble Corporation (n/k/a Noble Finance Company), a Cayman Islands company (“Finco”), and Noble Cayman Acquisition Ltd. (filed as Exhibit 1.1 to Finco’s Current Report on Form 8-K filed on December 22, 2008 and incorporated herein by reference).

2.3
Amendment No. 1 to Agreement and Plan of Merger, Reorganization and Consolidation, dated as of February 4, 2009, among Noble-Swiss, Finco and Noble Cayman Acquisition Ltd. (filed as Exhibit 2.2 to Finco’s Current Report on Form 8-K filed on February 4, 2009 and incorporated herein by reference).

2.4
Modified Second Amended Joint Plan of Reorganization of Noble Corporation plc (n/k/a Noble Holding Corporation plc), a company incorporated under the laws of England and Wales (“Legacy Noble”), and its Debtor Affiliates (filed as Exhibit 2.1 to Legacy Noble’s Current Report on Form 8-K filed on November 23, 2020 and incorporated herein by reference).

3.1
Composite Copy of Articles of Association of Legacy Noble, as of June 10, 2014 (filed as Exhibit 3.1 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 and incorporated herein by reference).

3.2	Memorandum and Articles of Association of Finco (filed as Exhibit 3.1 to Finco’s Current Report on Form 8-K filed on March 30, 2009 and incorporated herein by reference).

3.3
Amended and Restated Memorandum of Association of Noble Corporation, a Cayman Islands company (“Noble”) (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

3.4	Amended and Restated Articles of Association of Noble (filed as Exhibit 3.2 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

4.1
Indenture, dated as of February 5, 2021, among Noble Finance Company, the subsidiaries of Noble Finance Company party thereto, as guarantors, and U.S. Bank National Association, a national banking association, as collateral agent and trustee (including the form of Second Lien Note attached thereto) (filed as Exhibit 4.1 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.1*
Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

10.2*
Amendment No. 1 to the Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Post-Effective Amendment No. 1 to Finco’s Registration Statement on Form S-8 (No. 333-53912) and incorporated herein by reference).

10.3*
Amendment No. 2 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, dated February 25, 2003 (filed as Exhibit 10.30 to Finco’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit

10.4*
Amendment No. 3 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, dated March 9, 2005 (filed as Exhibit 10.31 to Finco’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.5*
Amendment No. 4 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, dated March 30, 2007 (filed as Exhibit 10.41 to Finco’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.6*
Amendment No. 5 to the Noble Drilling Corporation 401(k) Savings Restoration Plan, effective May 1, 2010 (filed as Exhibit 10.11 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.7*
Noble Drilling Corporation Retirement Restoration Plan dated December 29, 2008, effective as of January 1, 2009 (filed as Exhibit 10.32 to Finco’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.8*
Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan, dated July 10, 2009 (filed as Exhibit 10.16 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.9*
Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective January 1, 2009 (filed as Exhibit 10.31 to Finco’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.10*
Amendment No. 1 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective May 1, 2010 (filed as Exhibit 10.23 to Noble-Swiss’ Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.11*
Amendment No. 2 to the Noble Drilling Corporation 2009 401(k) Savings Restoration Plan, effective November 1, 2013 (filed as Exhibit 10.32 to Legacy Noble’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.12*	Noble Corporation plc 2020 Short-Term Incentive Plan (filed as Exhibit 10.1 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

10.13*
Form of Noble Corporation Performance-Vested Restricted Stock Unit Award under the Noble Corporation 2015 Omnibus Incentive Plan (filed as Exhibit 10.2 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

10.14*
Form of Noble Corporation Performance-Vested Cash Award under the Noble Corporation 2015 Omnibus Incentive Plan (filed as Exhibit 10.3 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

10.15*
Amendment to Noble Corporation plc 2015 Omnibus Incentive Plan (filed as Exhibit 10.5 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

10.16*
General Release Agreement, dated February 10, 2020, by Scott W. Marks (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on February 12, 2020 and incorporated herein by reference).

Exhibit Number	Exhibit

10.17*
Transition Agreement, dated February 19, 2020, by and among Noble Corporation plc, Noble Drilling Services Inc. and Julie J. Robertson (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on February 21, 2020 and incorporated herein by reference).

10.18*
Separation Agreement, dated as of March 11, 2020, by and among Noble Corporation plc, Noble Drilling Services Inc. and Stephen M. Butz (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on February 21, 2020 and incorporated herein by reference).

10.19*
Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of May 21, 2020 (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on May 27, 2020 and incorporated herein by reference).

10.20*
Noble Corporation plc 2015 Omnibus Incentive Plan, restated as of June 26, 2020 (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on July 2, 2020 and incorporated herein by reference).

10.21*†
Noble Corporation plc 2020 Short-Term Incentive Plan, amended and restated effective as of July 1, 2020 (filed as Exhibit 10.3 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

10.22*†
Noble Corporation plc 2020 Other Cash Award Plan, effective as of July 1, 2020 (filed as Exhibit 10.4 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference).

10.23*
Form of Letter Agreement relating to Restructured 2020 Executive Incentive Compensation (filed as Exhibit 10.3 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference).

10.24*
Noble Corporation plc Time-Vested Cash Award (Inducement Award) Agreement, effective July 1, 2020, by and between Noble Corporation plc and Robert W. Eifler (filed as Exhibit 10.4 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference).

10.25*†
Noble Corporation plc Performance-Vested Cash Award (Inducement Award) Agreement, effective July 1, 2020, by and between Noble Corporation plc and Robert W. Eifler (filed as Exhibit 10.5 to Legacy Noble’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference).

10.26†
Restructuring Support Agreement, dated July 31, 2020, by and among Noble Corporation plc, the subsidiaries of Noble Corporation plc party thereto and the Consenting Creditors party thereto (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on July 31, 2020 and incorporated herein by reference).

10.27†
First Amendment to Restructuring Support Agreement, dated August 20, 2020, by and among Noble Corporation plc and the Consenting Creditors party thereto (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on August 26, 2020 and incorporated herein by reference).

10.28†
Settlement Agreement, dated September 23, 2020, by and among the Paragon Litigation Trust and Noble Corporation plc, Noble Corporation Holdings Ltd, Noble Corporation, Noble FDR Holdings Limited, Noble Holding International Limited, Noble Holding (U.S.) LLC and Noble International Finance Company (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on September 28, 2020 and incorporated herein by reference).

Exhibit Number	Exhibit

10.29†
Backstop Commitment Agreement, dated October 12, 2020, by and among Noble Corporation plc, the subsidiaries of Noble Corporation plc party thereto and the Backstop Parties party thereto (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on October 15, 2020 and incorporated herein by reference).

10.30†
Amendment No. 1 to Backstop Commitment Agreement, dated as of November 25, 2020, by and among Noble Corporation plc, the subsidiaries of Noble Corporation plc party thereto and the Backstop Parties party thereto (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on December 1, 2020 and incorporated herein by reference).

10.31
Settlement Agreement, dated as of February 3, 2021, by and among Michael A. Cawley, Julie H. Edwards, Gordon T. Hall, Jon A. Marshall, James A. MacLennan, Mary P. Ricciardello, Julie J. Robertson, and David Williams, Noble Corporation plc and the Paragon Litigation Trust (filed as Exhibit 10.1 to Legacy Noble’s Current Report on Form 8-K filed on February 5, 2021 and incorporated herein by reference).

10.32†
Senior Secured Revolving Credit Agreement, dated as of February 5, 2021, by and among Noble Finance Company and Noble International Finance Company, as borrowers, the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and security trustee (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.33
Tranche 1 Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.34
Tranche 2 Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.35
Tranche 3 Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.36
Penny Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.5 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.37
Equity Registration Rights Agreement, dated as of February 5, 2021, by and among Noble Corporation and the holders party thereto (filed as Exhibit 10.6 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.38
Notes Registration Rights Agreement, dated as of February 5, 2021, by and among Noble Finance Company and the holders party thereto (filed as Exhibit 10.7 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

Exhibit Number	Exhibit

10.39*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and Robert Eifler (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.8 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.40*
First Amendment to Executive Employment Agreement, dated as of March 9, 2021, by and between Noble Services Company LLC and Robert Eifler (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on March 11, 2021 and incorporated herein by reference).

10.41*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and Richard Barker (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.9 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.42*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and William Turcotte (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.10 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.43*
Form of Indemnification Agreement, by and between Noble Corporation and its officers and directors (filed as Exhibit 10.11 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.44
Relationship Agreement, dated as of February 5, 2021, by and between Noble Corporation, the Investors and certain of the former holders of the Legacy Notes (filed as Exhibit 10.12 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.45*	Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference).

10.46*	Noble Corporation 2021 Short-Term Incentive Plan (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on March 11, 2021 and incorporated herein by reference).

21.1	Subsidiaries of Noble and Finco.

22	List of Guarantor Subsidiaries.

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert W. Eifler, Finco, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Finco, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Robert W. Eifler, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Noble Corporation, a Cayman Islands company

March 12, 2021	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	March 12, 2021
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Richard B. Barker	March 12, 2021
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	March 12, 2021
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

/s/ Patrick J. Bartels, Jr.	March 12, 2021
Patrick J. Bartels, Jr. Director	Date

/s/ Alan J. Hirshberg	March 12, 2021
Alan J. Hirshberg Director	Date

/s/ Ann Pickard	March 12, 2021
Ann Pickard Director	Date

/s/ Charles Sledge	March 12, 2021
Charles Sledge Director	Date

/s/ Melanie M. Trent	March 12, 2021
Melanie M. Trent Director	Date

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Finance Company, a Cayman Islands company

March 12, 2021	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	March 12, 2021
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Richard B. Barker	March 12, 2021
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	March 12, 2021
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

/s/ David M.J. Dujacquier	March 12, 2021
David M.J. Dujacquier Director	Date

/s/ Brad A. Baldwin	March 12, 2021
Brad A. Baldwin Director	Date