Form 10-K/A
period 2020-12-31
Noble Corp; Noble Finance Co
filed 2021-04-16
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 28, 2020, the aggregate market value of the registered shares of Noble Holding Corporation plc (the Exchange Act predecessor to the registrant Noble Corporation) held by non-affiliates was $79.5 million based on the closing price of such shares on such date as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Number of shares outstanding at April 14, 2021: Noble Corporation — 43,536,636
Number of shares outstanding: Noble Finance Company — 261,246,093

DOCUMENTS INCORPORATED BY REFERENCE
None

This Form 10-K/A is a combined annual report being filed separately by two registrants: Noble Corporation, a Cayman Islands company, and its wholly-owned subsidiary, Noble Finance Company, a Cayman Islands company.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Noble Corporation, a Cayman Islands company (“Noble,” or “Successor”), and Noble Finance Company, a Cayman Islands company (“Finco”), for the year ended December 31, 2020 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s and Finco’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.5 and 31.6, respectively, and the certifications of Finco’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.7. and 31.8, respectively. Because no financial statements have been included in this 10-K/A and this 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
This Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 12, 2021, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III
As previously disclosed, on July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Finco, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, certain debtors filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement (the “Disclosure Statement”). On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets, of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law.
Noble is the successor issuer to Legacy Noble for purposes of and pursuant to Rule 15d-5 of the Exchange Act. References to the “Company,” “we,” “us” or “our” in this Form 10-K/A are to Noble, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Noble, together with its consolidated subsidiaries, when referring to periods prior to the Effective Date.
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
Immediately prior to the Effective Date, the board of directors of Legacy Noble was comprised of the following individuals: Julie J. Robertson as Executive Chairman of the board, Kevin S. Corbett, Julie H. Edwards, Robert W. Eifler, Gordon T. Hall, Roger W. Jenkins, Scott D. Josey, and Jon A. Marshall. Commencing as of the Effective Date, by operation of the Plan, our board of directors (the “Board”) consisted of six members selected in accordance with the Plan: Charles M. Sledge, as Chairman of the Board, Patrick J. Bartels, Jr., Mr. Eifler, Alan J. Hirshberg, Ann D. Pickard, and Melanie M. Trent. The Board consists of a single class of directors with an initial term of office to expire at the 2022 annual meeting of shareholders.
Pursuant to the Articles of Association of the Company (the “Articles”), subject to certain conditions and limitations, for so long as the funds and accounts for which the same person serves as investment manager, advisor or sub-advisor (as applicable) on the Effective Date and which funds and accounts owned, in the aggregate, in excess of 35% of the issued and outstanding New Shares of the Company on the Effective Date (the “Designated Entities”) hold, in the aggregate, no fewer than 20% of the outstanding and issued New Shares, the Designated Entities (with such right exercised by their designating party) shall be entitled to nominate, and the Board shall appoint, and remove one director (the “Investor Director”). For so long as the Designated Entities hold, in aggregate, no fewer than 20% of the outstanding and issued New Shares, the Investor Director may be removed by, and only by, the affirmative vote or written consent of the designating party. If the designating party entitled to designate a person to fill any directorship fails to do so, then such directorship shall remain vacant until filled by such designating party. Pacific Investment Management Company LLC (the “Investor Manager”) is currently the designating party for the Designated Entities. The Investor Manager has not nominated an Investor Director but has indicated that it may exercise that right in the near future.
There is no other arrangement or understanding between Mr. Bartels, Mr. Eifler, Mr. Hirshberg, Ms. Pickard, Mr. Sledge and Ms. Trent and any other persons pursuant to which he or she was appointed as a member of the Board. Mr. Bartels, Mr. Eifler, Mr. Hirshberg, Ms. Pickard, Mr. Sledge and Ms. Trent do not have any family relationship with any director or executive officer of Noble. There is no relationship between Mr. Bartels, Mr. Eifler, Mr. Hirshberg, Ms. Pickard, Mr. Sledge and Ms. Trent and Noble that would require disclosure pursuant to Item 404(a) of Regulation S-K.
Board Observer Agreement
On the Effective Date, Noble and the Investor Manager entered into a Board Observer Agreement, pursuant to which, among other things, Noble agreed that until such time as the Investors cease to hold in the aggregate 20% or more of the outstanding New Shares, the Investor Manager will have the right to designate an individual to attend meetings of the Board and of committees of the Board, subject to customary exceptions and conditions. The Investor Manager has requested that an Investor Director be appointed, and we expect that director to be appointed in the near future.

The following table presents certain information with respect to our executive officers and directors as of April 15, 2021:

Name	Age	Position
Robert W. Eifler	41	Director, President and Chief Executive Officer
Patrick J. Bartels, Jr.	45	Director
Alan J. Hirshberg	59	Director
Ann D. Pickard	65	Director
Charles M. Sledge	55	Director and Chairman of the Board
Melanie M. Trent	56	Director
Richard B. Barker	40	Senior Vice President and Chief Financial Officer
William E. Turcotte	57	Senior Vice President, General Counsel and Corporate Secretary
Blake A. Denton	42	Vice President, Marketing and Contracts
Joey M. Kawaja	47	Vice President of Operations
Laura D. Campbell	49	Vice President, Chief Accounting Officer and Controller
Directors
Robert W. Eifler. Mr. Eifler was named President and Chief Executive Officer of the Company in May 2020. Previously, Mr. Eifler served as Senior Vice President, Commercial of the Company from August 2019 until assuming his position as President and Chief Executive Officer of the Company. Mr. Eifler served as Senior Vice President, Marketing and Contracts of the Company from February 2019 to August 2019, and as Vice President and General Manager – Marketing and Contracts of the Company from July 2017 to February 2019. Before that, Mr. Eifler led the Company’s marketing and contracts efforts for the Eastern Hemisphere while based in London. From November 2013 to March 2015, Mr. Eifler worked for Hercules Offshore, Inc., an offshore driller, as Director, International Marketing. Mr. Eifler originally joined the Company in February 2005 as part of the management development program and held numerous operational and marketing roles with increasing responsibility around the world until joining Hercules Offshore, Inc. in 2013. Mr. Eifler brings to our Board extensive knowledge of the Company and the industry as the President and Chief Executive Officer of the Company.
Patrick J. Bartels, Jr. Mr. Bartels has served as the Managing Member of Redan Advisors LLC, a firm that provides fiduciary services, including board of director representation and strategic planning advisory services for domestic and international public and private business entities, since December 2018. Prior to founding Redan Advisors LLC, Mr. Bartels was a senior investment professional with 20 years of experience. His professional experience includes investing in complex financial restructurings and process-intensive situations in North America, Asia and Europe in a broad universe of industries. Mr. Bartels has served as a director on numerous public and private boards of directors with an extensive track-record of driving value-added returns for all stakeholders through governance, incentive alignment, capital markets transactions, and mergers and acquisitions. Mr. Bartels currently serves on the board of Arch Resources, Inc. and on several private company boards. He previously served on the boards of WCI Communities, Inc., Libbey Inc., B. Riley Principal Merger Corp., and B. Riley Principal Merger Corp. II, and on several private company boards. From 2002 to November 2018, Mr. Bartels served as a Managing Principal at Monarch Alternative Capital LP, a private investment firm that focused primarily on event-driven credit opportunities. Prior to Monarch Alternative Capital LP, he served as Research Analyst for high yield investments at INVESCO, where he analyzed primary and secondary debt offerings of companies in various industries. Mr. Bartels began his career at PricewaterhouseCoopers LLP, where he was a Certified Public Accountant. He holds the Chartered Financial Analyst designation. Mr. Bartels received a Bachelor of Science in Accounting with a concentration in Finance from Bucknell University. Mr. Bartels brings to our Board extensive accounting, financial and investment experience, as well as experience as a director for multiple companies including several that have undertaken bankruptcy and restructuring processes.
Alan J. Hirshberg. Mr. Hirshberg has served as a Senior Advisor at Blackstone Management Partners since January 2019. He joined ConocoPhillips in 2010 as its Senior Vice President, Planning and Strategy, and retired in January 2019 as its Executive Vice President, Production, Drilling and Projects, a position he held since April 2016. In this role, he had responsibility for ConocoPhillips’ worldwide operations, as well as supply chain, aviation, marine, major projects, drilling and engineering functions. Prior to joining ConocoPhillips, Mr. Hirshberg worked at Exxon and ExxonMobil for 27 years, serving in various senior leadership positions in upstream research, production operations, major projects and strategic planning. His last role at ExxonMobil was Vice President of Worldwide Deepwater and Africa Projects. Mr. Hirshberg is currently on the boards of Falcon Minerals Corporation and McDermott International, and also serves on several private company boards. Mr. Hirshberg received Bachelor and Master of Science degrees in Mechanical Engineering from Rice University. Mr. Hirshberg brings to our Board significant knowledge and insight into overseeing management of strategic initiatives and global operations as well as deep industry experience and knowledge.

Ann D. Pickard. Ms. Pickard retired from Royal Dutch Shell in 2016. Ms. Pickard held numerous positions of increasing responsibility during her 15-year tenure with Shell. She last served as Executive Vice President, Arctic and was responsible for Shell’s Arctic exploration efforts. This followed three successful years as Executive Vice President of Shell’s Exploration and Production business and Country Chair of Shell in Australia where she oversaw Gas Commercialization, Manufacturing, Chemicals, Supply and Distribution, Retail, Lubricants, Trading and Shipping, and Alternative Energy. Ms. Pickard was previously Shell’s Regional Executive Vice President for Sub Saharan Africa. Based in Lagos, Nigeria, she was accountable for Shell’s Exploration & Production, Natural Gas, and Liquefied Natural Gas (LNG) activities in the region. Before that, Ms. Pickard was Director, Global Businesses and Strategy and a member of the Shell Gas & Power Executive Committee with responsibility for Global LNG, Power, and Gas & Power Strategy. Ms. Pickard joined Shell in 2000 after an 11-year tenure with Mobil prior to its merger with Exxon. Ms. Pickard has significant business experience throughout South America, Australia, the countries of the former Soviet Union, the Middle East, and Africa. Ms. Pickard is a director of KBR, Inc., where she is the Chairman of the Health, Safety, Security, Environment and Social Responsibility Committee and a member of the Audit Committee, a director of Woodside Petroleum Ltd., where she serves as the Chairman of the Sustainability Committee, and The University of Wyoming Foundation, where she serves on the Budget/Audit Committee. In addition, Ms. Pickard is a member of Chief Executive Women. She was a member of the Advisory Council of the Eurasia Foundation and Global Agenda Council on the Arctic for the World Economic Forum. Ms. Pickard also served on the Board of Advisors of Catalyst and was a director of Westpac Banking Corporation. Ms. Pickard holds a Bachelor of Arts degree from the University of California, San Diego and a Master of Arts degree from the University of Pennsylvania. Ms. Pickard brings to our Board significant global business and leadership experience and deep industry knowledge.
Charles M. Sledge. Mr. Sledge previously served as the Chief Financial Officer of Cameron International Corporation, an oilfield services company, from 2008 until its sale to Schlumberger Limited in 2016. Prior to that, he served as the Corporate Controller of Cameron International Corporation from 2001 until 2008. He currently serves on the boards of Weatherford International plc, where he serves as chairman, Talos Energy LLC, Vine Energy, Inc. and Expro International, where he serves as non-executive chairman. He previously served on the boards of Templar Energy and Stone Energy. Mr. Sledge received a BS in Accounting from Louisiana State University. Mr. Sledge brings to our Board experience and knowledge gained as an executive officer in the energy industry and extensive accounting and financial experience.
Melanie M. Trent. Ms. Trent previously served in various legal, administrative and compliance capacities for Rowan Companies plc, from 2005 until April 2017, including as an Executive Vice President, General Counsel and Chief Administrative officer from 2014 until April 2017, as Senior Vice President, Chief Administrative Officer and Company Secretary from 2011 until 2014, and as Vice President and Corporate Secretary from 2010 until 2011. Prior to her tenure at Rowan Companies plc, Ms. Trent served in various legal, administrative and investor relations capacities for Reliant Energy Incorporated, served as counsel at Compaq Computer Corporation and as an associate at Andrews Kurth LLP. Ms. Trent serves on the boards of Diamondback Energy, Inc., Arcosa, Inc., and Frank’s International. Ms. Trent holds a Bachelor’s degree from Middlebury College and a Juris Doctorate degree from Georgetown University Law Center. Ms. Trent brings to our Board strong industry knowledge gained from senior management positions in the offshore drilling sector and experience as a director for diverse, energy-related companies.
None of the corporations or other organizations in which our non-management directors carried on their respective principal occupations and employments or for which our non-management directors served as directors during the past five years is a parent, subsidiary or other affiliate of the Company.
Executive Officers
Robert W. Eifler. See “—Directors” above.
Richard B. Barker. Mr. Barker was named Senior Vice President and Chief Financial Officer of the Company in March 2020. Mr. Barker served as Managing Director of Moelis & Company, a leading global independent investment bank, where he specialized in advising oilfield services and equipment clients in the oil and gas sector, from August 2019 to March 2020. He has 15 years of investment banking experience working with oil and gas companies globally. Prior to joining Moelis & Company, Mr. Barker was Managing Director and Head of Oilfield Services for North America at JPMorgan Chase & Co., where he held roles of increasing responsibility from May 2015 to August 2019. From May 2011 to May 2015, he worked at Tudor, Pickering, Holt & Co., most recently as Executive Director, where he worked with oilfield services companies on a variety of strategic matters, including mergers and acquisitions, equity financing and capital structure policy. Mr. Barker began his investment banking career at Goldman Sachs, where he spent over five years through May 2011 in its Natural Resources Group.
William E. Turcotte. Mr. Turcotte was named Senior Vice President and General Counsel of the Company in December 2008. He was named Corporate Secretary of the Company in January 2018. Prior to joining the Company, Mr. Turcotte served as Senior Vice President, General Counsel and Corporate Secretary of Cornell Companies, Inc., a private corrections company, since March 2007. He served as Vice President, Associate General Counsel and Assistant Secretary of Transocean, Inc., an offshore oil and gas drilling contractor, from October 2005 to March 2007, and as Associate General Counsel and Assistant Secretary from January 2000 to October 2005. From 1992 to 2000, Mr.

Turcotte served in various legal positions with Schlumberger Limited in Houston, Caracas and Paris. Mr. Turcotte was in private practice prior to joining Schlumberger Limited.
Blake A. Denton. Mr. Denton was named Vice President of Marketing and Contracts of the Company in March 2020. Previously, Mr. Denton served as Director of Marketing and Contracts for the Company from January 2017 until assuming his position as Vice President, where he led the Company’s marketing and contracts efforts for the Middle East and India while based in Dubai. Prior to that, Mr. Denton served as the Company’s Project Director from March 2012 to January 2017 based in Korea and Houston, and as Project Manager from August 2010 to March 2012 based in Singapore. Before that, Mr. Denton led the Company’s newbuild project electrical engineering efforts for dynamically positioned drilling assets as a consultant based first in Houston and then in Singapore. Before joining the Company, Mr. Denton worked for a Houston-based electrical integration company supplying power generation and controls equipment primarily to the marine and drilling industry worldwide.
Joey M. Kawaja. Mr. Kawaja was named Vice President of Operations of the Company in October 2020. Mr. Kawaja has over 25 years of experience in offshore rig operations and project management. Previously, Mr. Kawaja served as Regional Manager – Western Hemisphere for the Company from August 2014 until assuming his position as Vice President of Operations, where he led all of the Company’s shorebased and offshore operations in North and South America. Prior to that, Mr. Kawaja served in various roles including Operations Manager, Drilling Superintendent and Project Manager, since joining the Company in 1996.
Laura D. Campbell. Ms. Campbell was named Vice President and Controller of the Company in August 2018. Ms. Campbell is also the Company’s Principal Accounting Officer and was named Chief Accounting Officer in January 2021. Prior to joining the Company, Ms. Campbell served as Assistant Controller, Policy and Corporate Reporting at Chevron Phillips Chemical Company LLC, a petrochemical company, from March 2017 until July 2018. Prior to that time, Ms. Campbell worked at the Company from 2007 to March 2017, serving in the positions of Assistant Controller and Director of Corporate Accounting. Ms. Campbell is a certified public accountant with over 25 years of experience.
Corporate Governance
Code of Ethics
We have adopted the Noble Code, our code of business conduct and ethics (the “Code of Conduct”), which applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct is posted under “Corporate Governance” in the “Investors” section of our website at www.noblecorp.com. Changes to and waivers granted with respect to our Code of Conduct related to the officers identified above, and our other executive officers and directors, that we are required to disclose pursuant to applicable rules and regulations of the SEC will be posted on our website.
Board Committees
Our Board has four standing committees: audit; compensation; nominating, governance and sustainability; and finance. Each of these committees operates under a written charter that has been adopted by the respective committee and by our Board. The charters are published under “Corporate Governance” in the “Investors” section of our website at www.noblecorp.com and are available in print to any existing or potential shareholders who request them.
Each of our Board’s standing committees is composed entirely of independent directors. The current members of the committees and a description of the functions performed by each committee are set forth below.

Name	Audit	Compensation	Nominating, Governance and Sustainability	Finance
Robert W. Eifler
Patrick J. Bartels, Jr.*	Chair			✓
Alan J. Hirshberg		✓	✓
Ann D. Pickard	✓		Chair
Charles M. Sledge**	✓	✓		✓
Melanie M. Trent		Chair	✓
* Audit Committee Financial Expert
** Board Chairman
Audit Committee. The primary responsibilities of the audit committee are to appoint, compensate, retain and oversee the Company’s auditors (including review and approval of the terms of engagement and fees), to review with the auditors the Company’s financial reports (and other financial information) provided to the SEC and the investing public, to prepare and approve reports of the committee that are required by rules of the SEC to be included in the Company’s proxy statement for its annual general meeting of shareholders and to assist our Board with oversight of the following: integrity of the Company’s financial statements; compliance by the Company with standards of business ethics and legal and regulatory requirements; qualifications and independence of the Company’s independent auditors including both our independent registered public accounting firm and our statutory auditors; and performance of the Company’s independent auditors and internal auditors. Our Board has determined that Mr. Bartels, an independent director, is an “audit committee financial expert” as that term is defined under the applicable SEC rules and regulations.
Compensation Committee. The primary responsibilities of the compensation committee are to discharge our Board’s responsibilities relating to compensation of directors and executive officers, to assist our Board in reviewing and administering compensation, benefits, incentive and equity-based compensation plans, to monitor compliance with applicable legal and regulatory requirements relating to the Company’s compensation policy and practices, and to prepare an annual disclosure under the caption “Compensation Committee Report” for inclusion in the Company’s annual report on Form 10-K (or if applicable, proxy statement for its annual general meeting of shareholders). See Item 11 of this Form 10-K/A for the compensation discussion and analysis relating to 2020.
Nominating, Governance and Sustainability Committee. The primary purpose of the nominating, governance and sustainability committee is to assist our Board in reviewing board composition, performance and succession planning, including without limitation, identifying, evaluating and recommending candidates for the Board, reviewing and recommending to the Board the Company’s corporate governance policies, assisting the Board in discharging its responsibilities on matters relating to the Company’s corporate governance policies and practices, and assisting the Board in its oversight role with respect to the Company’s sustainability policies and practices.
Finance Committee. The primary purpose of the finance committee is to assist our Board with its oversight of the Company’s capital strategy, structure and financing matters. The responsibilities of the finance committee include reviewing and, where appropriate, making recommendations to the Board with respect to the Company’s capital structure and capital strategy generally, cost structure, exposure to financial risk, capital allocation priorities, financing arrangements, dividends and stock or debt repurchases. The finance committee’s responsibilities also include oversight and approval of capital and related transactions, but only within any specific authority granted to the finance committee by the Board from time to time.
Shareholder Nomination Process
Section 20 of the Articles provides the procedures by which shareholders may recommend nominees to the Company’s Board. In accordance with Article 20.3, nominations may be made by any shareholder who is entitled to vote at the meeting, who has complied with all applicable procedures set forth in Article 20.4 through 20.10 of the Articles, and who was a member of record at the time the required notice is delivered to the Company and on the record date for the determination of members entitled to vote at such meeting. For nominations to be properly brought before a general meeting by a shareholder pursuant to Article 20.3, the shareholder must have given timely notice of such nomination or nominations or other business in proper written form to the Company or secretary. To be timely, a shareholder’s request must be delivered, either by personal delivery or by prepaid mail to, and received by, the Company or secretary at the registered office of the Company not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual general meeting; provided, however, that in the event that the date of the annual general meeting is not within 30 days before or after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the 90th day prior to such annual general meeting and not later than the close of business on the later of the 70th day prior to such annual general meeting or the 10th day following the day on which public announcement of the date of such meeting is first made, and with respect to any annual general meeting to be held in calendar year 2021, if applicable, to be timely notice must be delivered not later than the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made.
Shareholder Communications with Directors
Our Board has approved the following process for shareholders and other security holders of the Company and interested parties to send communications to our Board. To contact all directors on our Board, all directors on a Board committee, an individual director or the non-management directors of our Board as a group, the shareholder, other security holder or interested party can:
•mail: Noble Corporation, Attention: Corporate Secretary, 13135 Dairy Ashford, Suite 800, Sugar Land, Texas, 77478;
•e-mail: nobleboard@noblecorp.com;
•telephone: the NobleLine (anonymous and available 24 hours a day, seven days a week) at 1-877-285-4162 or +1-704-544-2879; or
•internet: the NobleLine at: http://www.nobleline.ethicspoint.com.
All communications received in the mail are opened by or at the direction of the office of the Company’s Secretary for the purpose of determining whether the contents represent a message to our Board. All communications received electronically are processed by our Board or under the oversight of our Board by the Company’s general counsel or chief compliance officer. Complaints or concerns relating to the

Company’s accounting, internal accounting controls or auditing matters are referred to the audit committee of our Board. Complaints or concerns relating to other corporate matters, which are not addressed to a specific director, are referred to the Company’s general counsel or chief compliance officer for review and response. Complaints or concerns relating to corporate matters other than the specific items referred to the audit committee as described above, which are addressed to a specific director, committee of our Board or group of directors, are either received directly by or promptly relayed to such persons.
Delinquent Section 16(a) Reports
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the year ended December 31, 2020, our directors, officers and beneficial owners of more than 10 percent of the shares complied with all applicable Section 16(a) filing requirements.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes our compensation practices and decisions for our named executive officers (our “NEOs”) for the year ended December 31, 2020.
This CD&A is intended to provide context for the information contained in the executive compensation tables that follow this discussion under the heading “2020 Compensation Information.” The 2020 compensation program and decisions described in this CD&A were determined by our Predecessor’s compensation committee, which was composed of three independent directors: Jon A. Marshall, Chair, Julie H. Edwards and Gordon T. Hall.
Following our emergence from the Chapter 11 Cases on the Effective Date, compensation decisions for the NEOs are made by our current compensation committee, which is comprised of the following three independent directors: Melanie M. Trent, Chair, Alan J. Hirshberg, and Charles M. Sledge. While this CD&A focuses on compensation for the NEOs for 2020, as the last completed fiscal year, in accordance with the rules of the SEC, we also describe compensation actions effected after the end of the last completed fiscal year to the extent we believe such discussion enhances the understanding of our executive compensation disclosures and our executive compensation structure. See “Actions Taken for the 2021 Fiscal Year” below for additional information.
As used in this Item 11, when discussing time periods prior to the Effective Date, the terms “we,” “us,” “our,” and the “Company” refer to our Predecessor and, as appropriate, its subsidiaries, the terms “Board” and “compensation committee” refer to the board of directors of our Predecessor and the compensation committee of the board of directors of our Predecessor, and the terms “share”, “shares” or “shareholders” refer to our Predecessor’s ordinary shares and shareholders.
Executive Summary
Since late 2014, the offshore drilling industry has experienced a severe and prolonged downturn stemming from the combination of an oversupply of competing drilling rigs that resulted from the new build rig influx of the 2010s, weak and volatile crude oil prices, and the advancement of onshore opportunities and technology. The Company entered 2020 cautiously optimistic with the prospect of improvement of the offshore drilling market; however, the effects of the COVID-19 pandemic and reduced global economic activity have contributed to the steep decline in the demand for oil. These factors in concert led to heightened competition for opportunities to re-contract our rigs upon the expiration of existing contracts. Reflecting these market factors, our share price suffered a precipitous decline of over 99% from July 30, 2014 until July 31, 2020 when our ordinary shares were suspended from trading on the NYSE. The lasting effects of this downturn have taken their toll on the offshore drilling industry, forcing the Company and several of its industry peers into bankruptcy and resulting in industry-wide financial distress. In addition, the Company and several of its industry peers have experienced departures of key executives. Despite these challenges and uncertainty surrounding long-term oil demand projections, we believe that oil and gas demand will rebalance and will remain an important portion of the world’s energy mix for many years into the future. In order to enhance our ability to reach sustained recovery, our compensation committee recognizes that it is crucial for us to have compensation policies that allow us to recruit and retain high quality executives capable of managing a complex, global business in a challenging environment, and to be able to motivate them to perform. The compensation committee incentivizes our executives to focus on matters that can be managed in spite of poor market conditions, such as safety and environmental performance and strategic and operational excellence.
Our compensation committee proactively managed and reshaped our compensation program since the downturn began in 2014, balancing the competing needs of providing competitive compensation designed to recruit and retain executive talent while contributing to cost reductions of the organization. We measured achievement through performance factors such as EBITDA, which required the Company to focus on the goals of cost-reduction and revenue generation in order to maximize the available return on the Company’s assets during a severe industry slowdown. This performance factor was a key measures in our short and long-term incentive plans. As a result of the compensation committee’s efforts to reshape our compensation practices during the sustained market downturn, the total compensation opportunity provided to our CEO was substantially lower over the last several years relative to the first five years of the 2010s. In addition, our performance-based programs have generated outcomes that reflect our declining results and the state of the market. A substantial portion of our NEO compensation represented long-term equity-based incentives for future performance, not actual cash compensation. These long-term incentives were tied to the market price of our ordinary shares, which declined over several years and were ultimately cancelled with our emergence from the Chapter 11 Cases.
Our NEOs
When used in this CD&A, our NEOs consist of the persons listed in the table below:

Name	Title
Robert W. Eifler (1)	President and Chief Executive Officer
Richard B. Barker	Senior Vice President and Chief Financial Officer
William E. Turcotte	Senior Vice President, General Counsel and Corporate Secretary
Joey M. Kawaja	Vice President of Operations
Laura D. Campbell	Vice President, Chief Accounting Officer and Controller
Julie J. Robertson (1)	Former Executive Chairman; former Chairman, President and Chief Executive Officer
Barry M. Smith (2)	Former Senior Vice President of Operations
Stephen M. Butz (3)	Former Executive Vice President and Chief Financial Officer
(1)(i) Ms. Robertson stepped down from her positions of President and Chief Executive Officer of the Company and transitioned to the position of Executive Chairman on May 21, 2020 and (ii) Mr. Robert W. Eifler succeeded Ms. Robertson as President and Chief Executive Officer of the Company on the same date. Ms. Robertson retired from her position as Executive Chairman on February 5, 2021.
(2)Mr. Smith retired as Senior Vice President of Operations of the Company effective October 31, 2020.
(3)Mr. Butz resigned as Executive Vice President and Chief Financial Officer of the Company effective March 30, 2020.
Details of our Compensation Program
Our Compensation Philosophy and Objectives
We believe that strong corporate governance includes a compensation program that is designed to pay for performance and that closely aligns our executives’ interests with those of our shareholders. We emphasize the importance of aligning pay and performance by placing a majority of executive pay at risk and subjecting a substantial portion of our NEOs’ potential compensation to specific annual and long-term performance requirements that we believe are key drivers of the Company’s success. We also follow certain simple foundational rules and best practices, and we strictly prohibit certain practices that do not meet our compensation standards. Notably, our executive compensation program contains shareholder-friendly features, including the following:
•We pay for performance — a meaningful portion of NEO pay is contingent on attaining pre-established performance goals.
•We mandate that at least 60% of all NEO annual equity awards be subject to attaining pre-established performance goals.
•We have a robust clawback provision enabling us to recoup previously paid cash and equity incentive compensation from our executive officers upon the occurrence of certain events.
•We consult with independent compensation consultants when designing our compensation program and setting target levels of performance.
•We do not permit pledging or hedging of Company shares.
•We do not have single trigger cash severance benefits upon a change of control.
•We do not permit repricing or buyout of underwater options.
Our executive compensation program reflects the Company’s philosophy that executive compensation should be structured to closely align each executive’s interests with the interests of our shareholders, emphasizing equity-based incentives and performance-based pay. The primary objectives of the Company’s compensation program are to:
•Motivate our executives to achieve key strategic, safety, environmental and financial performance goals that enhance long-term shareholder value;
•Provide a strong pay-for-performance link between the compensation provided to executives and Company and individual performance relative to pre-determined targets and industry peers;
•Reward performance in achieving targets without subjecting the Company to excessive or unnecessary risk; and

•Establish and maintain a cost-effective, yet competitive, executive compensation program that enables the Company to attract, motivate, reward and retain experienced and highly capable executives who will contribute to the long-term success of the Company.
Consistent with this philosophy, we seek to provide a total compensation package for the NEOs that is competitive in respect of our Peer Group (as defined below) for a given year. A substantial portion of total compensation is subject to Company and individual performance and is subject to forfeiture. In designing these compensation packages, the compensation committee annually reviews each compensation component and compares its use and level to various internal and external performance standards and market reference points.
Components of our Compensation Program for our NEOs
The compensation program for our NEOs is designed to link pay with performance and consists of the following components:
•Base pay. This fixed cash component of compensation provides executives with salary levels set to be competitive with our Benchmark Peer Group (as described below).
•Annual short-term incentive compensation. This performance-based component of compensation is funded based on financial, environmental, safety and/or operational performance relative to internal targets and is paid as an annual cash bonus through our short-term incentive plan (“STIP”). The program encourages and rewards achievement of these goals as well as achievement of Company, team and individual objectives.
•Performance-based long-term incentive awards. This component of compensation is based on performance measures over a three-year period. For 2020, these awards consisted of performance-vested restricted stock units (“PVRSUs”) or performance-vested cash incentives awarded in lieu of PVRSUs.
•Time-based long-term incentive awards. This component of compensation, which vests over a three-year period, facilitates retention, aligns executives’ interests with the interests of our shareholders by increasing NEOs’ ownership of Company shares, and ties executives’ compensation opportunities to the success of the Company. For 2020, these awards consisted of time-vested restricted stock units (“TVRSUs”).
•Benefits. The retirement and health benefits that are available to our NEOs are described below under “—How Compensation Components Are Determined—Retirement Benefits.”
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
The compensation committee charter authorizes the committee to retain and terminate, as the committee deems necessary, independent advisors to provide advice and evaluation of the compensation of directors and executive officers, and other matters relating to compensation, benefits, incentive and equity-based compensation plans and corporate performance. The compensation committee is further authorized to approve the fees and other engagement terms of any independent advisor that it retains.
For 2020, the compensation committee engaged Meridian Compensation Partners, LLC, an independent consulting firm (“Meridian” or the “compensation consultant”), to serve as the committee’s compensation consultant. The compensation committee also engaged Alvarez & Marsal for pre-filing compensation matters, and the new Board after emergence chose to engage Meridian and Lyons, Benenson & Company Inc. for post-emergence Board compensation matters. The advisors did not provide any additional services to the Company or any of our affiliates during 2020. The compensation committee has reviewed the independence of each of the advisors as required by the NYSE rules relating to the engagement of its advisors. The compensation committee, after taking into consideration all relevant factors, including the required six-factor test, determined each of the advisors to be independent, consistent with NYSE requirements.
The compensation consultant reports to, and acts at the direction of, the compensation committee. The compensation consultant is independent of management, provides comparative market data regarding executive and director compensation to assist in establishing reference points for the principal components of compensation and provides information regarding compensation trends in the general marketplace, best practices, compensation practices of the Peer Groups described below, and regulatory and compliance developments. The compensation consultant regularly participates in the meetings of the compensation committee as well as meets regularly with the compensation committee in executive sessions without management present.
In determining compensation for our CEO, the compensation committee evaluates and assesses the CEO’s performance related to leadership, financial and operating results, board relations, achievement of team and individual objectives and other considerations. The compensation consultant provides market information and perspectives on market-based adjustments, which are included in the compensation committee’s decision-making process. The compensation committee may incorporate these considerations, as well as compensation market information, into its adjustment decisions.

In determining compensation for executive officers other than our CEO, our CEO consults with the compensation consultant to review compensation market information and prior compensation decisions, and then recommends compensation adjustments to the compensation committee. Our CEO may attend compensation committee meetings at the request of the compensation committee, except when the compensation of our CEO is being discussed. The compensation committee reviews and approves all compensation for our NEOs and directors.
Peer Groups and Benchmarking
We compete for talent with employers across many different sectors around the world, but our primary competitive market consists of offshore drilling companies and oilfield services companies. In making compensation decisions for our NEOs, each element of their total direct compensation is compared against published compensation data and data provided by the compensation consultant. Data from peer groups plays an important role in the process used by the compensation committee to determine the design, components and award levels in our executive pay program. The compensation committee conducts a review of the compensation program on an annual basis to ensure that our compensation program works as designed and intended and in light of current market conditions. The following peer groups have been used or are currently being used by the Company for the purposes indicated below:

Benchmark Peer Group
Used as benchmark for comparing each component of compensation program in 2020:
Diamond Offshore Drilling, Inc.	Helix Energy Solutions Group, Inc.	Helmerich & Payne, Inc.
McDermott International, Inc.	Oceaneering International, Inc.	Precision Drilling Corporation
Oil States International, Inc.	Patterson-UTI Energy, Inc.	Superior Energy Services, Inc.
Transocean Ltd.	Valaris plc **	Tidewater Inc.

Driller Peer Group
Used as benchmark for 2018, 2019, and 2020 PVRSU awards or performance-vested cash incentive awards in lieu of PVRSUs:
Atwood Oceanics, Inc. *	Diamond Offshore Drilling, Inc.	Rowan Companies plc *
Transocean Ltd.	Valaris plc **	Seadrill Limited *
*Atwood Oceanics, Inc. and Seadrill Limited were removed from the Driller Peer Group in 2018 as a result of acquisition or bankruptcy; Rowan Companies plc was removed from the Driller Peer Group in 2019 as a result of acquisition; and Seadrill Limited was added back to the Driller Peer Group in 2019 after emerging from bankruptcy.
** Ensco plc, a member of our Benchmark Peer Group and Driller Peer Group, merged with Rowan Companies plc in 2019 and changed its name to Valaris plc.
Benchmark Peer Group. The compensation committee benchmarks compensation of the NEOs to the compensation of individuals in like positions in the companies included in the Benchmark Peer Group. The compensation committee does not benchmark executive compensation to specific levels or percentiles of the Benchmark Peer Group, but instead endeavors to be competitive within the Benchmark Peer Group with respect to the various components and the aggregate level of compensation of officers in comparable positions. The compensation committee believes that this approach gives the committee the flexibility to respond to individual circumstances and offer competitive compensation packages to our executives. We have reassessed the composition of the Benchmark Peer Group in recent years to ensure that companies with a smaller market cap are included in order to make the Benchmark Peer Group a better match to the Company’s profile and size.
Driller Peer Group. We use the Driller Peer Group to measure our performance for the vesting of performance-based long-term equity incentives. The compensation committee believes that the Driller Peer Group, which consists of the Company’s direct competitors in the offshore drilling industry, is an appropriate benchmark against which to measure the Company’s actual performance in the complex and cyclical offshore drilling industry. The compensation committee also considers that the Driller Peer Group closely matches the reality of our industry, which the public markets recognize as a distinct subgroup within the broader oilfield services industry. The compensation committee has elected to use the broader Benchmark Peer Group, which consists of the type of companies we compete against to attract and retain executive talent, to benchmark each component of our compensation program because the market for executive talent is broader than just the offshore drilling industry and includes such closely related industries as oilfield services.
Over the past few years, the number of peers in the Driller Peer Group has declined due to events such as bankruptcy and acquisitions. The compensation committee has considered, in part due to shareholder feedback, whether other entities should be added to the Driller Peer Group in lieu of the bankrupt or acquired entities, but determined, based on advice of its independent consultant and considering comparable company and market conditions, that there were no other direct competitors in the offshore drilling industry that were appropriate to add to the Driller Peer Group. The compensation committee has addressed the reduction of peers in the Driller Peer Group, in part, by adopting an “interpolation” scale to measure the relative results on long-term incentive awards. References to the “Peer Group” in this CD&A mean the Benchmark Peer Group and the Driller Peer Group, as the context requires. For 2021, the compensation committee determined that the most applicable measure for PVRSUs would be against the Company’s performance, so the Driller Peer Group was not used in setting 2021 PVRSU goals; however, the compensation committee intends to continue to review and assess the composition of the Driller Peer Group going forward and its applicability in measuring our performance for the vesting of performance-based long-term incentive awards.
We are deeply committed to the interests of our shareholders and ensuring that we take those interests into account when making decisions for the Company. Accordingly, when determining compensation, our compensation committee typically reviews and considers the results of shareholder advisory votes on compensation matters as well as feedback received from the Company’s shareholder outreach efforts. Because we emerged from the Chapter 11 Cases on the Effective Date, which was after our most recent shareholder advisory vote on executive compensation at the Company’s 2020 Annual General Meeting of Shareholders, we did not consider that vote in establishing our current executive compensation arrangements. In 2020, certain compensation decisions were made in response to the advisory vote and shareholder feedback, including an increase in the percentage of NEO long-term incentive awards that were performance-vested, and a corresponding decrease in the percentage of NEO long-term incentive awards that were time-vested, as described under “—How Compensation Components Are Determined—Long-Term Incentives” below.
How Compensation Components Are Determined
Base Salary. Base salary levels of the NEOs were determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the NEO’s experience, leadership, prior contribution to the Company’s success, the Company’s overall annual budget for merit increases and the NEO’s individual performance in the prior year. The compensation committee conducts an annual review of the base salaries of NEOs taking these factors into account, and also reviews the base salaries at the time of any promotion or significant change in job responsibilities.
Effective as of the close of the Company’s Annual General Meeting of Shareholders held on May 21, 2020 (the “Transition Date”), Ms. Robertson stepped down from her positions of President and Chief Executive Officer and transitioned to the position of Executive Chairman and Mr. Eifler, who formerly served as Senior Vice President - Commercial, succeeded Ms. Robertson as President and Chief Executive Officer. In connection with this transition, Mr. Eifler’s salary increased from $380,000 to $675,000, and Ms. Robertson’s salary decreased from $885,000 to $500,000. Effective February 16, 2021, following Ms. Robertson’s departure and the Company’s emergence from the Chapter 11 Cases, Mr. Eifler’s salary increased to $800,000. Mr. Kawaja, who formerly served as Regional Manager of the Americas, was appointed Vice President of Operations effective October 7, 2020, and his salary increased from $265,000 to $330,000 in connection with such promotion. Ms. Campbell’s salary increased from $260,000 to $285,000 effective February 16, 2021. The post-adjustment 2020 base salaries for our NEOs are shown in the table below:

Name	2020 Base Salary
Robert W. Eifler	$675,000
Julie J. Robertson	$500,000
Richard B. Barker	$475,000
William E. Turcotte	$470,000
Joey M. Kawaja	$330,000
Laura D. Campbell	$260,000
Barry M. Smith	$450,000
Stephen M. Butz	$550,000
2020 Mid-Year Compensation Program Modifications. In response to the ongoing significant market uncertainty, the Board approved modifications to the Company’s overall compensation program on June 26, 2020 to more appropriately retain and motivate its key employees during a period of uncertainty and increased workload. The Board worked with compensation and other advisors to design and appropriately align the revised program, which are described in the following sections.
STIP. Our STIP gives participants, including NEOs, the opportunity to earn annual cash bonuses in relation to specified target award levels defined as a percentage of their base salaries. STIP target award levels are developed based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the NEO’s experience, leadership, prior contribution to the Company’s success, the Company’s overall annual budget for merit increases and the NEO’s individual performance. The success of the Company is tied to the achievement of key performance goals that include annual Company and business unit financial and operating objectives, as well as individual and team performance. The STIP is designed to reward executives for meeting these goals.
As noted above, on June 26, 2020, the Board approved the Restated 2020 STIP effective as of July 1, 2020 (the “Restated 2020 STIP”). The Restated 2020 STIP provided for off-cycle target level STIP payments to be made in July 2020 with respect to the full year 2020 to certain executives, including our NEOs. In July 2020, one-half of each NEO’s target 2020 STIP amount was paid in respect of the first two quarters of the year and was not subject to repayment. The remaining one-half of each NEO’s target 2020 STIP amount was paid but remained subject to repayment should the performance metrics described below not be achieved. The compensation committee capped any 2020 STIP payment at target, so there was no opportunity to earn more than the prepaid amounts.
The STIP works through three steps:
Step 1:Determine level achievement of certain pre-determined metrics. For the Restated 2020 STIP, these metrics were: EBITDA performance; Total Recordable Incident Rate (“TRIR”); and rig unpaid downtime.
Step 2:Multiply STIP Company funding factor by target award (fixed percentage of salary) to determine target performance bonus.
Step 3:Determine individual performance factor, which will determine individual adjustment to performance bonus, if any (as described below).
STIP – Company Performance Component
The Company performance component of the STIP is calculated based on the three factors previously noted. Performance achievement is formulaic and determines STIP funding. The compensation committee chose EBITDA performance, TRIR and rig unpaid downtime because these are largely within management’s control. While management cannot affect the price of oil or our customers’ capital spend on offshore drilling projects, management can proactively impact the productivity and efficiency of the Company’s assets and their operation in a safe and environmentally sound manner.
Accordingly, the STIP performance goals target financial efficiency, safety performance, and operational excellence, all of which are key drivers of the Company’s business.
•Financial performance is measured by the Company’s ability to achieve a certain level of EBITDA, which requires the Company to focus on cost-reduction and revenue generation to maximize the available return on the Company’s assets during a severe industry slowdown.
•Safety achievement is measured by minimizing our TRIR.
•Operational excellence is measured by rig unpaid downtime.
Based on actual 2020 performance, the Restated 2020 STIP achievement level was 200% of target; therefore, STIP award amounts that were pre-paid to NEOs in July 2020 were not subject to repayment, and no further payments were due to management.
For any individual, including our NEOs, the Company funding factor is multiplied by the applicable individual target award to calculate the preliminary performance bonus. Individual target awards are equal to a fixed percentage of base salary. The 2020 target awards for our NEOs are set forth in the table below:

Name	Target
Robert W. Eifler	110%
Julie J. Robertson	100%
Richard B. Barker	75%
William E. Turcotte	70%
Joey M. Kawaja	60%
Laura D. Campbell	45%
Barry M. Smith	70%
Stephen M. Butz	75%

The components of the performance bonus, weighting factors and threshold, target and maximum levels for corporate personnel, including NEOs, for the 2020 plan year (as revised by the Restated 2020 STIP) are set forth in the table below:

Component of Performance Bonus	How Determined	Weighting of Component	2020 Target	Threshold/Target/Maximum	Bonus Pool Multiple
Financial Efficiency Measure	EBITDA relative to actual Company budget	50%	$49.6 million for the last two quarters of the year	Threshold: $34.6 million Target: $49.6 million Maximum: $64.6 million	0.5 1 2
Safety Performance Measure	TRIR relative to goal	25%	0.50 (measured pursuant to the guidelines set for by the International Association of Drilling Contractors (“ IADC”)	Threshold: 0.65 Target: 0.50 Maximum: 0.35	0.5 1 2
Operational Excellence Measure	Rig unpaid downtime relative to goal	25%	2.75% (unpaid repair days expressed as a percentage of total operating days)	Threshold: 3.50% Target: 2.75% Maximum: 2.00%	0.5 1 2
The 2020 results and the calculation of the performance component for corporate personnel, including NEOs for the 2020 plan year (as revised by the Restated 2020 STIP), are set forth in the table below:

Component of Performance Bonus	Actual 2020 Results	Bonus Pool Multiple	Component Payout (Weighting X Bonus Pool Multiple)	Significance of 2020 Results
EBITDA Measure	$132 million	2	1.0	Excluding restructuring related charges and a gain on the extinguishment of debt, consolidated EBITDA for the second half of 2020 was $132 million, during a period in which we experienced the effects of the COVID-19 pandemic and the OPEC+ price war. This was achieved through efficiently and effectively managing our response to the pandemic and keeping our fleet contracted above expectations.
TRIR Measure	0.31	2	0.5	During the second half of 2020, the Company performed well in process and personal safety. The Company’s performance for TRIR improved to 0.31 representing a 60% improvement from 2019 performance for the same time period.
Rig Unpaid Downtime Measure	1.10%	2	0.5	Actual operational downtime for the second half of 2020 was 60% better than planned downtime.
			2.00	Goal Achievement
			1.00	Amount Funded Due to Cap at Target

Details on STIP Metrics
Financial Efficiency Measure
Our target EBITDA is set each year based on our annual budgeted EBITDA, as approved by our full Board at the beginning of each year. The Restated 2020 STIP included goals for the second half of 2020. The most important indicators of the strength of our business are rig count, utilization and average dayrate. During the downturn, these measures have decreased substantially across the industry, and resulted in a significant reduction in the scale of Company operations during the past few years that continued through 2020:
•The average number of the Company’s operating drilling rigs decreased from 25 rigs in 2015 to 15 rigs in 2020;
•The utilization of the Company’s rigs (a standard measure of how many days each rig works during a period) declined from 84% in 2015 to 65.6% in 2020; and
•The average dayrate for the Company’s rigs (a standard measure of the amount that each rig earns under contract during a period) declined from $358,423 in 2015 to $165,276 in 2020.
These and other factors reduced the earning capacity of the Company in 2020 as compared to prior years and, as a result, reduced our budgeted EBITDA, upon which the Restated 2020 STIP target is based. Notwithstanding the historic downturn, the Company still was able to exceed its budgeted EBITDA by focusing on cost containment measures and maximizing revenue.
Safety Performance Measure
Noble’s greatest responsibility is the safety of our people and our commitment to safety is the cornerstone of who we are, what we stand for, and what we do every day to deliver safe and efficient offshore operations. In addition, our compensation committee believes that safety is a key proxy for operational excellence and discipline, and uses TRIR (calculated as the number of recordable incidents for every 200,000 work-hours) as a key metric to assess the Company’s safety performance. During 2020, the Company performed well in process and personal safety, with a TRIR of 0.34, which matches the best safety performance the Company has achieved and represents a 39% improvement from 2019 performance. The TRIR during the measurement period (the second half of 2020) improved to 0.31, representing a 60% improvement from 2019 performance for the same time period.
Operational Excellence Measure
One of the Company’s key operating goals is to reduce the period of time we go unpaid as a result of a downtime event while under contract with a customer. Our goal for 2020 was to achieve unpaid downtime at or below 2.75%, which is unpaid repair days expressed as a percentage of total operating days. During the second half of 2020, our most recently completed measurement period, we incurred unpaid downtime at a rate of 1.1%, significantly outpacing our target and also our best performance in recent history.
STIP – Individual Goals Component
Individual target performance bonuses may be adjusted upward or downward to reflect merit, individual and team performance and/or additional selected criteria, subject to the approval of the compensation committee. If, on a cumulative basis, the sum of STIP awards is greater than the formulaic STIP funding pool, STIP awards are reduced to remain within the constraints of the funding pool. Restated 2020 STIP awards are set forth in the table below:

Name	2020 Salary	X	STIP Target	X	Award Factor (1)	X	Individual Achievement (1)	2020 STIP
Robert W. Eifler	$675,000	X	110%	X	1.00	X	1.00	$742,500
Julie J. Robertson	$500,000	X	100%	X	1.00	X	1.00	$500,000
Richard B. Barker	$475,000	X	75%	X	1.00	X	1.00	$356,250
William E. Turcotte	$470,000	X	70%	X	1.00	X	1.00	$329,000
Joey M. Kawaja (2)	$265,000 $330,000	X	45% 60%	X	1.00	X	1.00	$137,805
Laura D. Campbell	$260,000	X	45%	X	1.00	X	1.00	$117,000
Barry M. Smith	$450,000	X	70%	X	1.00	X	1.00	$315,000
Stephen M. Butz (3)	$550,000	X	75%	X	1.00	X	1.00	(3)

(1)Award factors and individual achievement factors were capped at the target level for 2020.
(2)Mr. Kawaja’s award was prorated considering his salary and STIP targets preceding and following his October 7, 2020 promotion to Vice President of Operations of the Company.
(3)Mr. Butz resigned from the Company prior to the STIP payment date and did not receive a STIP award for 2020.

Long-Term Incentives
We believe it is important to reward executive officers and key employees who demonstrate superior performance in their current position, as well as the likelihood of high-level performance in the future, with long-term incentive compensation. Such long-term incentive compensation is consistent with our overall compensation philosophy to align executives’ and employees’ interests with the interests of our shareholders.
The value of long-term incentive compensation awards is determined annually based on the analysis of competitive data. In particular, this value is developed considering our objectives for this component of total compensation relative to the pay of the companies in the Benchmark Peer Group and is set to be competitive with the Benchmark Peer Group. Our CEO recommends for consideration and approval by the compensation committee the total value of awards for all positions other than his or her own. The compensation committee determines the total award value for our CEO and, based in part on the CEO’s recommendations, for the other NEOs. In response to the prolonged market downturn since 2014 and shareholder feedback, the compensation committee has reduced the value of equity awards to our NEOs to reflect our pay-for-performance philosophy. For instance, the value of the 2020 LTIP awarded to our current CEO, Mr. Eifler, was reduced by 57% from the 2014 level awarded to the prior CEO.
As noted above, on June 26, 2020, in response to the ongoing significant market uncertainty, the Board approved modifications to the Company’s overall compensation program to more appropriately retain and motivate its key employees during a period of uncertainty and increased workload, including adopting the Noble Corporation plc 2020 Other Cash Award Plan (the “OCAP”) effective as of July 1, 2020. The OCAP provided for off-cycle payments to be made in July 2020 to certain executives, including our NEOs. Payments made under the OCAP were for an amount equivalent to the target value of performance-vested restricted share units and performance-vested cash incentives and the grant date value of time-vested restricted share units awarded during 2020. One-half of the amount represents a retention component that was subject to repayment under certain circumstances, including failure to continue employment through at least February 14, 2021, the one-year anniversary of the date on which the 2020 LTIP awards were originally established by the Board. The remaining one-half of the amount represented an incentive component that was subject to repayment in the event that certain specified performance metrics relating to EBITDA, TRIR, and rig unpaid downtime were not achieved and under the same circumstances applicable to the retention component. As the conditions were achieved, no OCAP awards were subject to repayment. Upon his departure as Senior Vice President of Operations on October 31, 2020, Mr. Smith retained the amount of the OCAP award that he would have otherwise been required to repay, in lieu of a severance payment.
In connection with our emergence from the Chapter 11 Cases, on the Effective Date, all outstanding equity awards were cancelled.
Performance-Vested Long-Term Incentive Awards
Prior to 2020, the Company granted PVRSUs to all NEOs. In 2020, the Company granted PVRSUs to Mr. Eifler and Ms. Robertson, and the other NEOs received performance-vested cash incentive awards in lieu of PVRSUs. Additionally, in connection with Mr. Eifler’s promotion, the Board approved additional incentives effective as of the Transition Date.
Through 2019, PVRSUs constituted 50% of the annual award value and vested based on the achievement of specified corporate performance criteria over a three-year performance cycle. Commencing in 2020, in response to shareholder feedback, the Company increased the percentage of PVRSUs, or performance-vested cash incentive awards in lieu of PVRSUs, to our NEOs to 55% of the annual award. The number of PVRSUs, or the amount of performance-vested cash incentive awards that vest is determined after the end of the three-year performance cycle. Any PVRSUs or performance-vested cash incentives that do not vest are forfeited. Upon vesting, PVRSUs convert into unrestricted shares. In setting the target award levels, the compensation committee takes into consideration market data, the award’s impact on total compensation, the performance of the executive during the last completed year and the potential for further contributions by the executive in the future.

PVRSU vesting was to have been based on two performance measures, relative TSR and relative Contract Drilling Margin relative to the companies in the Driller Peer Group. As mentioned above, in response to the ongoing significant market uncertainty, the Board approved modifications to the Company’s overall 2020 compensation program to more appropriately retain and motivate its key employees during a period of uncertainty and increased workload, which included making cash payments equal to the value of PVRSUs and/or performance-vested cash incentives issued during 2020 to certain executives, including our NEOs, in July 2020, subject to certain clawback obligations. The 2020 performance-vested award values are set forth in the table below:

Name	Award Values
Robert W. Eifler	$1,540,000
Julie J. Robertson	$652,667
Richard B. Barker	$660,000
William E. Turcotte	$550,000
Joey M. Kawaja	$137,500
Laura D. Campbell	$110,000
Barry M. Smith	$550,000
Time-Vested Restricted Stock Units
Through 2019, TVRSUs constituted 50% of the annual award value and were scheduled to vest one-third per year over three years commencing one year from the award date. Commencing in 2020, in response to shareholder feedback, the Company decreased the percentage of NEO long-term incentive awards that are time-vested to 45% of the annual award. Upon vesting, these units would have converted automatically into unrestricted shares. Our compensation committee believed that TVRSUs remain an important element of compensation as they promote retention, reward individual and team achievement and align executives with the interests of shareholders. Moreover, while TVRSUs would not have been earned based on performance criteria, the compensation committee believed that, because the ultimate value of the awards is linked directly to the performance of our shares over time, TVRSUs would have also acted to support management performance.
As mentioned above, in response to the ongoing significant market uncertainty, the Board approved modifications to the Company’s overall 2020 compensation program to more appropriately retain and motivate its key employees during a period of uncertainty and increased workload, which included making cash payments equal to the value of TVRSUs granted during 2020 to certain executives, including our NEOs, in July 2020, subject to certain clawback obligations. The 2020 time-vested award values are set forth in the table below:

Name	Award Values
Robert W. Eifler	$1,250,400
Julie J. Robertson	$522,533
Richard B. Barker	$180,000
William E. Turcotte	$440,400
Joey M. Kawaja	$110,050
Laura D. Campbell	$88,000
Barry M. Smith	$440,400

Retention Bonuses
In February 2019, the compensation committee was concerned about executive retention due to continued depressed offshore drilling and awarded one-time cash-based retention awards to certain NEOs, other than Ms. Robertson. 50% of the cash amount under such awards would have been payable to the respective individual on December 31, 2020, with the remaining 50% on December 31, 2021, subject to the individual being employed by the Company on such date. Mr. Barker also received a cash-based retention award as part of his onboarding agreement when he joined the Company on March 30, 2020, $725,000 that would have been payable on December 31, 2020 and $575,000 on December 31, 2021, subject to continuous employment on such date. In connection with the modifications to the Company’s overall 2020 compensation program that the Board approved in June 2020 as described above, the value of these retention bonuses were instead paid in July 2020, subject to repayment as described above. The retention award values are set forth in the table below:

Name	Award Values
Robert W. Eifler	$650,000
Richard B. Barker	$1,300,000
William E. Turcotte	$920,000
Joey M. Kawaja	$255,000
Laura D. Campbell	$245,000
Post-Emergence Long-Term Equity Compensation Awards for 2021
Following the Effective Date, in February 2021, the Successor compensation committee approved the Noble Corporation 2021 Long-Term Incentive Plan (the “2021 LTIP”) and approved equity grants (the “Emergence Grants”) under the 2021 LTIP to selected members of the Company’s senior management, including each of the NEOs employed at such time. The Successor compensation committee based its decision to approve the Emergence Grants on a review of market practices for companies following emergence from Chapter 11, and to serve the following objectives:
–Strengthen alignment with the interests of our new shareholders;
–Provide an incentive to maximize shareholder value; and
–Enhance the ability to retain key talent through the post-emergence period.
These awards were granted in the form of TVRSUs (weighted 40%) and PVRSUs (weighted 60%). TVRSUs vest one-third per year over three years commencing one year from the award date. PVRSU awards will be determined based on absolute total shareholder return and certain strategic goals, and will vest, to the extent earned, after the end of the three year performance period (2021-2023).

Retirement Benefits
We offer retirement programs that are intended to supplement the personal savings and social security for covered officers and other employees. The programs include the Noble Services Company LLC 401(k) and Profit Sharing Plan, the Noble Services Company LLC 401(k) Savings Restoration Plan, the Noble Services Company LLC Salaried Employees’ Retirement Plan, and the Noble Services Company LLC Retirement Restoration Plan. The Company believes that the retirement programs described below assist the Company in maintaining a competitive position in attracting and retaining officers and other employees. A description of these plans, including eligibility and limits, is set forth in the following table.

Plan	Description & Eligibility	Benefits & Vesting
401(k) and Profit Sharing Plan	Qualified defined contribution plan that enables qualified employees, including NEOs, to save for retirement through a tax-advantaged combination of employee and Company contributions.	Generally matched at the rate of $0.70 to $1.00 per $1.00 (up to 6% of base pay) depending on years of service. Fully vested after three years of service or upon retirement, death or disability. Effective June 1, 2020, the Company discontinued matching contributions, and effective March 1, 2021, the Company reinstated the matching contributions at the rate of $0.70 to $1.00 per $1.00 (up to 3% of base pay) depending on years of service. The Company did not make an annual discretionary contribution for 2020.
401(k) Savings Restoration Plan	Unfunded, nonqualified employee benefit plan under which specified employees may defer compensation in excess of 401(k) plan limits.	Vesting and, to the extent an employee is prohibited from participating in the 401(k) Savings Plan, matching provisions mirror 401(k) Savings Plan. The Company did not offer enrollment in the plan for 2021.
Salaried Employees’ Retirement Plan	Qualified defined benefit pension plan available to participants originally hired on or before July 31, 2004.	Benefits are determined by years of service and average monthly compensation near retirement. The plan was amended effective December 31, 2016 to cease future benefit accruals.
Retirement Restoration Plan	Unfunded, nonqualified defined benefit pension plan available to participants originally hired on or before July 31, 2004.	Eligible compensation in excess of Internal Revenue Service (“IRS”) annual compensation limit for a given year is considered in the Retirement Restoration Plan. The plan was amended effective December 31, 2016 to cease future benefit accruals.
For additional information regarding these plans, please see the description under “—2020 Compensation Information—Retirement Payments and Benefits” and the “Potential Benefits upon Retirement or Termination” table.
Other Benefits and Perquisites
The Company provides healthcare, life and disability insurance, and other employee benefit programs to its employees, including NEOs, which the Company believes assists in maintaining a competitive position in terms of attracting and retaining officers and other employees. These employee benefits plans are provided on a non-discriminatory basis to all employees.
The Company provides only minimal perquisites and other personal benefits to NEOs. The Company and the compensation committee believe these are reasonable and consistent with its overall compensation program. Attributed costs of perquisites for NEOs for the year ended December 31, 2020 are included in the All Other Compensation column of the Summary Compensation Table.
Share Ownership Policy and Holding Requirements
As a result of the filing of the Chapter 11 Cases, the Board determined to cancel Legacy Noble’s share ownership policy applicable to the officers and directors, including NEOs. The Company is currently considering an appropriate policy subsequent to its emergence from bankruptcy.
Securities Trading Policy and Timing of Equity-Based Awards
The Company’s policy on trading in Company shares prohibits directors, officers, employees and agents from hedging or engaging in short sale transactions or buying or selling puts or calls involving Company securities, and prohibits purchases of Company securities on margin. The Company’s policy on trading in Company shares also prohibits directors, officers, employees and agents from purchasing or selling Company securities while in possession of any material information about the Company or its operations that has not been publicly disclosed. As such, and in addition to our pre-clearance procedures, directors, officers and certain designated employees and consultants are prohibited from buying or selling Company securities during our quarterly blackout periods (which begins on the first day of the month following the end of each fiscal quarter and extends until one full trading day has elapsed after the day on which the Company’s quarterly or annual earnings for the applicable period are released) and during certain situation-specific blackout periods in which developments known to the Company have not yet been disclosed to the public. However, the Company does permit directors, officers or employees to enter into Rule 10b5-1 sales or purchase plans in accordance with our pre-clearance procedures if they so desire.
Clawback Provisions
The Company’s clawback policy provides that at any time there is a material and negative restatement of the Company’s reported financial results, the cash and equity incentive compensation awarded or paid to any executive officer during the previous three years would be subject to recoupment, if the Board determines that the executive officer’s intentional misconduct or gross negligence materially contributed to such restatement. Base salary is not subject to clawback under this policy.
In addition, Section 304 of the Sarbanes-Oxley Act of 2002 generally requires U.S.-listed public company chief executive officers and chief financial officers to disgorge bonuses, other incentive-based or equity-based compensation and profits on sales of company stock that they receive within the 12-month period following the public release of financial information if there is a restatement because of material noncompliance, due to misconduct, with financial reporting requirements under the federal securities laws.
The Company will continue to monitor applicable rule-making actions of the SEC in order to meet any future clawback requirements.
Change of Control Arrangements
NEOs serving at December 31, 2020 were parties to change of control employment agreements which we have offered to certain senior executives since 1998. The original form of these change of control employment agreements would become effective only upon a change of control (within the meaning set forth in the agreement). If a defined change of control occurred and the employment of the NEO was terminated either by us (for reasons other than death, disability or cause) or by the officer (for good reason or upon the officer’s determination to leave without any reason during the 30-day period immediately following the first anniversary of the change of control), which requirements can be referred to as a “double trigger,” the executive officer would receive payments and benefits set forth in the agreement. The terms of the agreements are summarized in this Form 10-K/A under the caption “—2020 Compensation Information—Potential Payments on Termination or Change of Control—Change of Control Employment Agreements in Effect at December 31, 2020.” We believed a “double trigger” requirement, rather than a “single trigger” requirement (which would be satisfied simply if a change of control occurs), increased shareholder value because it prevented an immediate unintended windfall to the NEOs in the event of a friendly (non-hostile) change of control. At December 31, 2020, Mr. Turcotte was the only NEO that was party to this original form of change of control employment agreement, which was replaced by the current change of control employment agreement described below following our emergence from the Chapter 11 Cases.
In October 2011, the Board revised the form of change of control employment agreement for executive officers. The terms of the revised form of employment agreement were substantially the same as the original form described above, except the revised form only provided benefits in the event of certain terminations by us following a change of control for reasons other than death, disability or “cause” or by the officer for “good reason” and did not provide for an Excise Tax Payment (as defined below). In February 2012, the Board further revised the form of change of control agreement and the Noble Corporation 1991 Stock Option and Restricted Stock Plan, as amended (the “1991 Plan”), to change the definition of change in control such that the percentage of our shares that must be acquired by an individual, entity or group to trigger a change in control was increased from 15% to 25%. At December 31, 2020, Mr. Eifler, Mr. Barker, and Ms. Campbell were parties to this further revised form of change of control employment agreement, which was replaced by the current change of control employment agreement described below following our emergence from the Chapter 11 Cases. None of the other NEOs were parties to this revised form of agreement. Our forms of equity award agreements for executive officers included a definition of change of control that was consistent with the definition of change of control in our incentive plans.
The terms of the current form of employment agreement that became effective following emergence from the Chapter 11 Cases are substantially the same as the revised form described above, except that the current form provides that:
•a change of control trigger is the acquisition of 50% or more of the Company’s outstanding shares, excluding any treasury shares (rather than 15% of the Company’s outstanding shares), or 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors;
•the definition of “good reason” was expanded to include a broader range of issues, including if reduction of the executive’s salary or target bonus; and
•the definition of “cause” was revised to include material breaches of a provision of the employment agreement or any material policy of the Company, refusal to comply with lawful instructions consistent with the executive’s position, and conviction of a felony or crime involving fraud, material dishonesty involving the Company or its assets or moral turpitude.
The current form of agreement also provides for a severance benefit in the event of a resignation for good reason or involuntary termination other than for cause to include the payment of a multiple of annual salary plus target bonus (2x for Mr. Eifler, Mr. Barker and Mr.

Turcotte; and 1x for Mr. Kawaja and Ms. Campbell), the annual bonus for a completed year if not yet paid, a pro-rata bonus for the year of termination, eighteen months of COBRA continuation, outplacement services not to exceed $50,000, and the transfer of club and other memberships to the executive at the Company’s cost. If the executive’s termination is due to disability or death, any bonus due relating to a completed year and a pro-rata bonus for the year of termination will be payable. Mr. Eifler’s current form of agreement also includes a non-competition restriction for a period of twelve months.
Impact of Accounting and Tax Treatments of Compensation
As a result of tax reform that became effective on January 1, 2018, future grants of performance awards no longer qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) of the Code limits the annual tax deduction to U.S. $1 million for compensation paid by a publicly held company to its chief executive officer, its chief financial officer, and each of the company's three other most highly compensated named executive officers. Although the deductibility of compensation is a consideration evaluated by the compensation committee, the compensation committee believes that the lost deduction on compensation payable in excess of the U.S. $1 million limitation is not material relative to the benefit of being able to attract and retain talented management. We have also awarded compensation that might not be fully tax deductible when such grants were nonetheless in the best interest of us and our stockholders. Accordingly, the compensation committee will continue to retain the discretion to pay compensation that is subject to the U.S. $1 million deductibility limit.
Actions Taken for the 2021 Fiscal Year
Following the Effective Date, and based on, among other factors, the Company’s business following emergence from the Chapter 11 Cases, performance and prevailing industry conditions, the compensation committee assessed potential changes to our executive compensation program for the 2021 fiscal year. As discussed above under “—How Compensation Components Are Determined—Long-Term Incentives—Post-Emergence Long-Term Equity Compensation Awards for 2021,” in February 2021, the compensation committee adopted the 2021 LTIP and approved the Emergence Grants to selected members of the Company’s senior management, including each of the NEOs who were then-employed, which consisted of TVRSU and PVRSU awards under the 2021 LTIP. They also approved the 2021 STIP, established a new peer group that was broadened to include other offshore service providers because of the poor financial circumstances and limited publicly available data by our direct industry peers, reviewed executive compensation, and approved new forms of employment agreements discussed above under “—Change of Control Arrangements”. The current form of executive employment agreements was adopted to align the executives’ performance with the Company’s strategic goals.
Conclusion
We believe our compensation program’s components and levels are appropriate for our industry and provide a direct link to enhancing shareholder value and advancing the core principles of our compensation philosophy and objectives to ensure the long-term success of our Company. We will continue to monitor current trends and issues in our industry, as well as the effectiveness of our program with respect to our NEOs, to properly consider and modify our program where and when appropriate.
Compensation Committee Interlocks and Insider Participation
During 2020, our compensation committee was comprised of Jon A. Marshall, Chair, Julie H. Edwards and Gordon T. Hall. All of the directors who served as members of the compensation committee during 2020 were independent non-executive directors. None of the members of the compensation committee during 2020 has served as an officer or employee of the Company, and none of our executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board.

Compensation Committee Report
The compensation committee’s primary task is to assist the Board in reviewing and administering executive officer and employee compensation, benefits and incentive and equity-based compensation plans. The compensation committee also assists in the preparation and review of the Compensation Discussion and Analysis which sets out the compensation philosophy and describes how compensation decisions support and implement our philosophy. The compensation committee consists entirely of independent directors and operates independently of management in consultation with its compensation consultant.
As discussed herein, the Compensation Discussion and Analysis included in this Annual Report focuses on compensation for the NEOs of Noble Holding Corporation plc, the predecessor of Noble Corporation, during the last completed fiscal year (2020). The 2020 compensation program and decisions described herein were determined by such predecessor’s compensation committee, and were not determined by the compensation committee of the board of directors of Noble Corporation. Ms. Trent, Mr. Hirshberg, and Mr. Sledge were not members of such predecessor’s compensation committee during 2020 and accordingly did not participate in any determinations relating to the 2020 compensation program and decisions applicable to the NEOs.
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report. Based on such review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.
COMPENSATION COMMITTEE
Melanie M. Trent, Chair
Alan J. Hirshberg
Charles M. Sledge

    April 15, 2021

2020 Compensation Information
Summary Compensation Table
The following table sets forth the compensation of our NEOs during 2020 pursuant to the applicable rules of the SEC.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)		All Other Compensation		Total
Robert W. Eifler: President and Chief Executive Officer (5)
	2020	$560,534	$1,545,200	$1,114,516	$—	$1,637,700	$—		$24,336	(10)	$4,882,286
	2019	$360,417	$—	$683,038	$—	$399,000	$—		$40,062	(10)	$1,482,517
	2018	$325,000	$—	$898,713	$—	$300,300	$—		$26,379	(10)	$1,550,392
Julie J. Robertson: Former Executive Chairman; former President and Chief Executive Officer (5)
	2020	$649,388	$—	$1,322,559	$—	$500,000	$839,291		$3,910,781	(11)	$7,222,019
	2019	$882,083	$—	$4,771,239	$—	$1,947,000	$1,092,894		$255,428	(11)	$8,948,644
	2018	$842,917	$—	$5,522,870	$—	$1,439,900	$—	(9)	$89,268	(11)	$7,894,955
Richard B. Barker: Senior Vice President and Chief Financial Officer (6)
	2020	$360,361	$1,630,000	$180,000	$—	$686,250	$—		$2,975	(12)	$2,859,586
William E. Turcotte: Senior Vice President, General Counsel, and Corporate Secretary
	2020	$470,000	$1,195,000	$440,323	$—	$604,000	$—		$21,498	(13)	$2,730,821
	2019	$469,167	$—	$1,044,653	$—	$493,500	$—		$33,354	(13)	$2,040,674
	2018	$460,000	$—	$1,460,408	$—	$460,460	$—		$22,958	(13)	$2,403,826
Joey M. Kawaja: Vice President of Operations (7)
	2020	$280,167	$323,775	$110,081	$—	$188,025	$90,760		$14,003	(14)	$1,006,811
Laura D. Campbell: Vice President, Chief Accounting Officer and Controller
	2020	$260,000	$300,000	$88,064	$—	$172,000	$—		$12,000	(15)	$832,064
Barry Smith: Former Senior Vice President of Operations (8)
	2020	$392,252	$275,000	$440,323	$—	$590,000	$—		$10,312	(16)	$1,707,887
Stephen M. Butz: Former Executive Vice President and Chief Financial Officer (6)
	2020	$137,500	$—	$539,395	$—	$—	$—		$456,090	(17)	$1,132,985
	2019	$18,774	$—	$—	$—	$—	$—		$965	(17)	$19,739
On June 26, 2020, in response to the ongoing significant market uncertainty, the Board approved modifications to the Company’s overall compensation programs to more appropriately retain and motivate its key employees during a period of uncertainty and increased workload, including adopting the Restated 2020 STIP and the OCAP. These awards, as well as 2019 retention awards, Mr. Eifler’s inducement award and Mr. Barker’s onboarding awards, were paid in July 2020 but remained subject to repayment per the terms of the agreements. Details of these awards are included in “Compensation Discussion and Analysis” of this Form 10-K/A. The following amounts were paid in July 2020 and are reflected in the table above.

Name	OCAP Retention (1)	Other Retention (1)	Intended Value of Stock Awards (2)	2020 STIP (3)	OCAP Performance (3)	July 2020 Cash Payments
Robert W. Eifler	$895,200	$650,000	$1,000,000	$742,500	$895,200	$4,182,900
Julie J. Robertson	$—	$—	$1,175,200	$500,000	$—	$1,675,200
Richard B. Barker	$330,000	$1,300,000	$180,000	$356,250	$330,000	$2,496,250
William E. Turcotte	$275,000	$920,000	$440,400	$329,000	$275,000	$2,239,400
Joey M. Kawaja	$68,775	$255,000	$110,050	$119,250	$68,775	$621,850
Laura D. Campbell	$55,000	$245,000	$88,000	$117,000	$55,000	$560,000
Barry M. Smith (8)	$275,000	$—	$440,400	$315,000	$275,000	$1,305,400
(1)Includes the value of February 2019 one-time cash retention awards, the retention component of the OCAP awards, onboarding awards Mr. Barker received in connection with his appointment as an officer of the Company in March 2020, and the retention component of the inducement award Mr. Eifler received in connection with his promotion to President and Chief Executive Officer in May 2020. As the conditions of retaining the OCAP awards were achieved, the awards are not subject to repayment. The other retention awards remain subject to repayment through December 31, 2021 per the original terms of the agreements.
(2)Represents the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. With respect to PVRSUs, amounts are based on probable achievement level of the underlying performance conditions as of the grant date. See “Note 8—Equity” of the Original Filing for a description of the assumptions made in our valuation of restricted stock units and stock option awards. In July 2020, the awards were cancelled and the intended value of the awards was paid in cash, subject to certain clawback obligations. As the conditions of retaining the awards were achieved, the awards are not subject to repayment.
(3)Includes the target value of cash performance bonuses awarded under the Restated 2020 STIP, and performance component of the OCAP awards, the performance component of onboarding awards Mr. Barker received in connection with his appointment as an officer of the Company in March 2020, and the performance component of the inducement award Mr. Eifler received in connection with his promotion to President and Chief Executive Officer in May 2020. As the conditions of retaining the Restated 2020 STIP and OCAP awards were achieved, the awards are not subject to repayment.
(4)The amounts in this column represent the aggregate change in the actuarial present value of each NEO’s accumulated benefit under the Noble Services Company LLC Salaried Employees’ Retirement Plan and the Noble Services Company LLC Retirement Restoration Plan for the year. There are no deferred compensation earnings reported in this column, as the Company’s nonqualified deferred compensation plans do not provide above-market or preferential earnings on deferred compensation.
(5)Effective as of the close of the Company’s Annual General Meeting of Shareholders held on May 21, 2020, Ms. Robertson stepped down from her positions of President and Chief Executive Officer of the Company and transitioned to the position of Executive Chairman, and Mr. Eifler, who formerly served as Senior Vice President - Commercial, succeeded Ms. Robertson as President and Chief Executive Officer. On February 5, 2021, when the Company successfully completed its financial restructuring and the Debtors emerged from the Chapter 11 Cases, Ms. Robertson retired from her position as Executive Chairman.
(6)Effective March 30, 2020, Mr. Butz resigned as Executive Vice President and Chief Financial Officer of the Company, and Mr. Barker was appointed as the Company’s Senior Vice President and Chief Financial Officer.
(7)Mr. Kawaja, who formerly served as Regional Manager of the Americas, was appointed Vice President of Operations of the Company effective October 7, 2020.
(8)Mr. Smith retired as Senior Vice President of Operations of the Company effective October 31, 2020. The Company was not able to offer a severance payment to Mr. Smith and, in lieu thereof, the portion of his July 2020 cash payment that would have been clawed back was not subject to repayment.
(9)Ms. Robertson’s pension and nonqualified deferred compensation accounts incurred $406,551 in losses during 2018.
(10)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($13,897 for 2020, $15,618 for 2019 and $16,950 for 2018), foreign tax payments in connection with a former expatriate assignment ($297 for 2020, $17,109 for 2019, and $5,070 for 2018), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance and for tax preparation services.
(11)The amount in the All Other Compensation column includes $3,850,000 payable pursuant to a Transition Agreement entered into with Julie J. Robertson in connection with her transition to the position of Executive Chairman (the “Transition Agreement”), Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($22,700 for 2020, $22,300 for 2019, and $21,900 for 2018), foreign tax payments ($20,796 for 2020, $194,898 for 2019 and $52,469 for 2018), dividend equivalents ($20,086 for 2019), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance and for tax preparation services.
(12)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($1,166) and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(13)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($17,350 for 2020, $17,200 for 2019 and $16,900 for 2018), dividend equivalents ($11,353 for 2019), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(14)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($11,908), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(15)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($9,725), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(16)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($7,208), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(17)When Mr. Butz was appointed as the Company’s Executive Vice President and Chief Financial Officer on December 19, 2019, he received a $1,100,000 inducement award. When he resigned, pursuant to a Separation Agreement, he retained $450,000 and repaid $650,000 of the award. All Other Compensation includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($5,509), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.

Grants of Plan-Based Awards
The following table sets forth certain information about grants of plan-based awards during the year ended December 31, 2020 to each of the NEOs. In connection with our emergence from the Chapter 11 Cases, on the Effective Date, all existing equity of our Predecessor was cancelled, including all outstanding restricted stock awards for each NEO. For a description of the material terms of the awards reported in the Grants of Plan-Based Awards table, including performance-based conditions and vesting schedules applicable to such awards, see “Compensation Discussion and Analysis — How Compensation Components Are Determined.”

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards (2)(5)			All Other Stock Awards: Number of shares of Stock or Units (#)(3)(5)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Target ($)(1)(5)	Threshold	Target	Maximum
Robert W. Eifler	2/14/2020	$742,500	295,699	591,398	1,182,796	483,871	—	$—	$1,114,516
Julie J. Robertson	2/14/2020	$500,000	350,896	701,792	1,403,584	574,194	—	$—	$1,322,559
Richard B. Barker	3/30/2020	$356,250	330,000	660,000	1,320,000	750,000	—	$—	$180,000
William E. Turcotte	2/14/2020	$329,000	275,000	550,000	1,100,000	483,871	—	$—	$440,323
Joey M. Kawaja	2/14/2020	$137,805	68,750	137,500	275,000	120,968	—	$—	$110,081
Laura D. Campbell	2/14/2020	$117,000	55,000	110,000	220,000	96,774	—	$—	$88,064
Barry M. Smith	2/14/2020	$315,000	275,000	550,000	1,100,000	483,871	—	$—	$440,323
Stephen M. Butz	2/14/2020	$412,500	336,875	673,750	1,347,500	592,742	—	$—	$539,395
(1)Represents the dollar value of the target amount of Performance Bonuses awarded under the STIP. The Performance Bonus awarded to the NEOs under the STIP is set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
(2)Represents PVRSUs (Mr. Eifler and Ms. Robertson) and performance-vested cash incentives (all others) awarded during the year ended December 31, 2020 under the Noble Corporation plc 2015 Omnibus Incentive Plan, as amended (the “Legacy Noble Incentive Plan”). PVRSUs were awarded at the target level and vested, if at all, over a three-year performance cycle. Any PVRSUs that did not vest in such performance cycle were forfeited. If the Company’s performance achievement was above the target level, additional shares/cash would be granted/paid up to the maximum amount. On February 14, 2020, Ms. Robertson was awarded 2,105,376 PVRSUs at the target level, and on February 19, 2020 as part of the Transition Agreement, 1,403,584 of the PVRSUs were cancelled, as the adjusted award value reflects above.
(3)Represents TVRSUs awarded during the year ended December 31, 2020 under the Legacy Noble Incentive Plan. TVRSUs vested over three years, with one-third vesting per year on each anniversary of the grant date. On February 14, 2020, Ms. Robertson was awarded 1,722,581 TVRSUs, and on February 19, 2020 as part of the Transition Agreement, 1,148,387 TVRSUs were cancelled, as the adjusted amount reflects above.
(4)Represents the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.
(5)In July 2020, the awards were cancelled and the target value of such awards was paid in cash, subject to certain clawback obligations. One-half of the amount was paid in respect of the first two quarters of the year and was not subject to repayment. The remaining one-half was subject to repayment by the recipients contingent on continuous employment, except in the event of a qualified termination, through February 14, 2021 and on the level of achievement of the performance metrics described in the STIP section. As the conditions were achieved, the awards were not subject to repayment.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information about outstanding equity awards at December 31, 2020 held by the NEOs. In connection with our emergence from the Chapter 11 Cases, on the Effective Date, all existing equity of our Predecessor was cancelled, including all outstanding restricted stock awards for each NEO.

Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Share Units or Other Rights That Have Not Vested (#)(4)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Share Units or Other Rights That Have Not Vested (#)(3)
Robert W. Eifler	—		—	$—		96,174		$2,404	187,178		$4,679
Julie J. Robertson	41,210		—	$30.59	2/3/2022	532,983	(5)	$13,325	1,137,084		$28,427
	41,792		—	$31.33	2/4/2021	—		$—	—		$—
Richard B. Barker	—		—	$—		750,000		$18,750	—		$—
William E. Turcotte	11,646	(6)	—	$30.59	2/3/2022	126,137	(6)	$3,153	242,868	(6)	$6,072
	11,811	(6)	—	$31.33	2/4/2021	—		$—	—		$—
Joey M. Kawaja	—		—	$—		38,856		$971	38,748		$969
Laura D. Campbell	—		—	$—		25,699		$642	29,806		$745
(1)For each NEO, represents nonqualified stock options awarded under the 1991 Plan, which were cancelled in connection with our emergence from the Chapter 11 Cases.
(2)Except as otherwise noted, the numbers in this column represent TVRSUs awarded under the Legacy Noble Incentive Plan. All outstanding units were cancelled in connection with our emergence from the Chapter 11 Cases on the Effective Date.
(3)The market value was computed by multiplying the closing market price of the shares at December 31, 2020 ($0.025 per share) by the number of units that had not vested.
(4)The numbers in this column represent PVRSUs and are calculated based on the assumption that the applicable target performance goal was achieved. All outstanding units were cancelled in connection with our emergence from the Chapter 11 Cases on the Effective Date.
(5)Of these units, 61,050 vested on January 11, 2021.
(6)Pursuant to a domestic relations order entered into on September 1, 2019, 11,646 and 11,811 of the 23,292 and 23,622 unexercised options awarded to Mr. Turcotte on February 3, 2012 and February 4, 2011, respectively, as well as 23,687 TVRSUs and 51,610 PVRSUs, were transferred to his ex-wife. Mr. Turcotte no longer reports as beneficially owned any securities transferred to his ex-wife. The transferred amounts have been excluded.

Option Exercises and Stock Vested
The following table sets forth certain information about the amounts received upon the exercise of options or the vesting of restricted stock units during the year ended December 31, 2020 for each of the NEOs on an aggregated basis.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Robert W. Eifler	—	$—	94,340	$62,681
Julie J. Robertson	—	$—	808,767	$597,962
Richard B. Barker	—	$—	—	$—
William E. Turcotte	—	$—	159,777	$102,357
Joey M. Kawaja	—	$—	34,494	$28,272
Laura D. Campbell	—	$—	15,762	$9,732
Barry M. Smith	—	$—	116,666	$18,667
(1)Represents restricted stock unit awards under the Legacy Noble Incentive Plan for each NEO.
(2)The value is based on the average of the high and low stock price on the vesting date multiplied by the aggregate number of shares that vested on such date.
Retirement Payments and Benefits
The following table sets forth certain information about retirement payments and benefits under Noble’s defined benefit plans for each of the NEOs that are participants in the Noble Services Company LLC Salaried Employees’ Retirement Plan and the Noble Services Company LLC Retirement Restoration Plan.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During Last Fiscal Year ($)
Julie J. Robertson (3)	Salaried Employees’ Retirement Plan	28.0	$1,593,850	$—
	Retirement Restoration Plan	28.0	$6,454,072	$—
Joey M. Kawaja	Salaried Employees’ Retirement Plan	18.5	$430,740	$—
(1)Computed as of December 31, 2020, which is the same pension plan measurement date used for financial statement reporting purposes for our audited consolidated financial statements and notes thereto included in the Original Filing.
(2)For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of 65, as defined in the Noble Drilling Services Inc. Salaried Employees’ Retirement Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 13 to our audited consolidated financial statements in the Original Filing.
(3)Ms. Robertson stepped down as Executive Chairman as of the Effective Date.
Noble Retirement Plans
Under the Noble Drilling Services Inc. Salaried Employees’ Retirement Plan, which became the Noble Services Company LLC Employees’ Retirement Plan effective January 1, 2021, the normal retirement date is the date that the participant attains the age of 65. The plan covers salaried employees but excludes certain categories of salaried employees including any employees hired after July 31, 2004. A participant’s date of hire is the date such participant first performs an hour of service for the Company or its subsidiaries, regardless of any subsequent periods of employment or periods of separation from employment with the Company or its subsidiaries.
A participant who is employed by the Company or any of its affiliated companies on or after his or her normal retirement date (the date that the participant attains the age of 65) is eligible for a normal retirement pension upon the earlier of his or her required beginning date or the date of termination of his or her employment for any reason other than death or transfer to the employment of another of the Company’s affiliated companies. Required beginning date is defined in the plan generally to mean the April 1 of the calendar year following the later of the calendar year in which a participant attains the age of 72 years or the calendar year in which the participant commences a period of severance, which (with certain exceptions) commences with the date a participant ceases to be employed by the Company or any of its affiliated companies for reasons of retirement, death, being discharged or voluntarily ceasing employment, or with the first anniversary of the date of his or her absence for any other reason.

The normal retirement pension accrued under the plan is in the form of an annuity which provides for a payment of a level monthly retirement income to the participant for life, and in the event the participant dies prior to receiving 120 monthly payments, the same monthly amount will continue to be paid to the participant’s designated beneficiary until the total number of monthly payments equals 120. In lieu of the normal form of payment, the participant may elect to receive one of the other optional forms of payment provided in the plan, each such option being the actuarial equivalent of the normal form. These optional forms of payment include a single lump-sum (if the present value of the participant’s vested accrued benefit under the plan does not exceed $10,000), a single life annuity and several forms of joint and survivor elections.
The benefit under the plan is equal to:
•one percent of the participant’s average monthly compensation multiplied times the number of years of benefit service (maximum 30 years), plus six-tenths of one percent of the participant’s average monthly compensation in excess of one-twelfth of his or her average amount of earnings which may be considered wages under section 3121(a) of the Code, in effect for each calendar year during the 35-year period ending with the last day of the calendar year in which a participant attains (or will attain) social security retirement age, multiplied by the number of years of benefit service (maximum 30 years).
The average monthly compensation is defined in the plan generally to mean the participant’s average monthly rate of compensation from the Company for the 60 consecutive calendar months that give the highest average monthly rate of compensation for the participant. In the plan, compensation is defined (with certain exceptions) to mean the total taxable income of a participant during a given calendar month, including basic compensation, bonuses, commissions and overtime pay, but excluding extraordinary payments and special payments (such as moving expenses, benefits provided under any employee benefit program and stock options and SARs). Compensation includes salary reduction contributions by the participant under any plan maintained by the Company or any of its affiliated companies. Compensation may not exceed the annual compensation limit as specified by the IRS for the given plan year. Any compensation in excess of this limit is taken into account in computing the benefits payable under the Noble Services Company LLC Retirement Restoration Plan, formerly the Noble Drilling Services Inc. Retirement Restoration Plan. The Company has not granted extra years of credited service under the restoration plan to any of the NEOs.
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
If a participant’s employment terminates for any reason other than retirement, death or transfer to the employment of another of the Company’s subsidiaries and the participant has completed at least five years of service, the participant is eligible for a deferred vested pension. The deferred vested pension for the participant is the monthly retirement income commencing on the first day of the month coinciding with or next following his or her normal retirement date. If the participant has attained the age of 55 and has completed at least five years of service or if the actuarial present value of the participant’s accrued benefit is more than $5,000 but less than $10,000, the participant may elect to receive a monthly retirement income that is computed in the same manner as the monthly retirement income for a participant eligible for an early retirement pension. If the participant dies before benefits are payable under the plan, the surviving spouse or, if the participant is not survived by a spouse, the beneficiary designated by the participant, is eligible to receive a monthly retirement income for life, commencing on the first day of the month next following the date of the participant’s death. The monthly income payable to the surviving spouse or the designated beneficiary shall be the monthly income for life that is the actuarial equivalent of the participant’s accrued benefit under the plan.
The Noble Services Company LLC Retirement Restoration Plan is an unfunded, nonqualified plan that provides the benefits under the Noble Services Company LLC Salaried Employees’ Retirement Plan’s benefit formula that cannot be provided by the Noble Services Company LLC Salaried Employees’ Retirement Plan because of the annual compensation and annual benefit limitations applicable to the Noble Services Company LLC Salaried Employees’ Retirement Plan under the Code. A participant’s benefit under the Noble Services Company LLC Retirement Restoration Plan that was accrued and vested on December 31, 2004 will be paid to such participant (or, in the event of his or her death, to his or her designated beneficiary) at the time benefits commence being paid to or with respect to such participant under the Noble Services Company LLC Salaried Employees’ Retirement Plan, and will be paid in a single lump sum payment, in installments over a period of up to five years or in a form of payment provided for under the Noble Services Company LLC Salaried Employees’ Retirement Plan (such form of distribution to be determined by the committee appointed to administer the plan). A participant’s benefit under the Noble Services Company LLC Retirement Restoration Plan that accrued or became vested after December 31, 2004 will be paid to such participant (or in the event of his or her death, to his or her designated beneficiary) in a single lump sum payment following such participant’s separation from service with the Company and its subsidiaries. Ms. Robertson participated in the Noble Services Company LLC Retirement Restoration Plan.
During the fourth quarter of 2016, Noble approved amendments, effective as of December 31, 2016, to the defined benefit plans. With these amendments, employees and alternate payees will accrue no future benefits under the plans after December 31, 2016. However, these amendments will not affect any benefits earned through that date. Benefits for the affected plans are primarily based on years of service and employees’ compensation near December 31, 2016.
Nonqualified Deferred Compensation
The following table sets forth certain information as of December 31, 2020 and for the year then ended about the Noble Services Company LLC 401(k) Savings Restoration Plan for the NEOs that are participants in the Plan.

Name (1)	Executive Contributions in Last FY ($) (2)	Company Contributions in Last FY ($) (3)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Robert W. Eifler	$—	$—	$15,845	$—	$123,122
Julie J. Robertson	$—	$—	$428,541	$—	$3,414,028
(1)Noble Services Company LLC 401(k) Savings Restoration Plan participants are included on this table.
(2)The Executive Contributions reported in this column are also included in the Salary column of the Summary Compensation Table.
(3)The Company Contributions reported in this column are also included in the All Other Compensation column of the Summary Compensation Table.
(4)The following amounts of the aggregate balance at last fiscal year end reported in this column were previously reported as compensation to the NEO in the Company’s Summary Compensation Table for previous years: Mr. Eifler - $17,875; and Ms. Robertson - $859,131.
The Noble Services Company LLC 401(k) Savings Restoration Plan (which applies to compensation deferred by a participant that was vested prior to January 1, 2005) and the Noble Services Company LLC 2009 401(k) Savings Restoration Plan (which applies to employer matching contributions and to compensation that was either deferred by a participant or became vested on or after January 1, 2005) are nonqualified, unfunded employee benefit plans under which certain specified employees of the Company and its subsidiaries may elect to defer compensation in excess of amounts deferrable under the Noble Services Company LLC 401(k) and Profit Sharing Plan and, subject to certain limitations specified in the plan, may receive employer matching contributions in cash. The employer matching amount is determined in the same manner as are employer matching contributions under the Noble Services Company LLC. 401(k) and Profit Sharing Plan. Effective June 1, 2020, the Company discontinued matching contributions, and effective March 1, 2021, the Company reinstated the matching contributions at the rate of $0.70 to $1.00 per $1.00 (up to 3% of base pay) depending on years of service.
Compensation considered for deferral under these nonqualified plans consists of cash compensation payable by an employer, defined in the plan to mean certain subsidiaries of the Company, to a participant in the plan for personal services rendered to such employer prior to reduction for any pre-tax contributions made by such employer and prior to reduction for any compensation reduction amounts elected by the participant for benefits, but excluding allowances, commissions, deferred compensation payments and any other extraordinary compensation. For each plan year, participants are able to defer up to 19 percent of their basic compensation for the plan year, all or any portion of any bonus otherwise payable by an employer for the plan year, and for plan years commencing prior to January 1, 2009, the applicable 401(k) amount. The applicable 401(k) amount is defined to mean, for a participant for a plan year, an amount equal to the participant’s basic compensation for such plan year, multiplied by the contribution percentage that is in effect for such participant under the Noble Services Company LLC 401(k) and Profit Sharing Plan for the plan year, reduced by the lesser of (i) the applicable dollar amount set forth in Section 402(g)(1)(B) of the Code for such year or (ii) the dollar amount of any Noble Services Company LLC contribution limitation for such year imposed by the compensation committee.
A participant’s benefit under these nonqualified plans normally will be distributed to such participant (or in the event of his or her death, to his or her designated beneficiary) in a single lump sum payment or in approximately equal annual installments over a period of five years following such participant’s separation from service with the Company and its subsidiaries. Ms. Robertson was a participant prior to leaving Noble, and Mr. Eifler is a participant, in the Noble Services Company LLC 401(k) Savings Restoration Plan and in the Noble Services Company LLC 2009 401(k) Savings Restoration Plan.
Potential Payments on Termination or Change of Control
Change of Control Employment Agreements in Effect at December 31, 2020
The Company guaranteed the performance of a change of control employment agreement entered into by a subsidiary of the Company with each executive officer as of November 20, 2013 (when the original agreements were restated). These change of control employment agreements would become effective upon a change of control of the Company (as described below) or a termination of employment in connection with or in anticipation of such a change of control, and would remain effective for three years thereafter.
The change of control agreements that were in place prior to the Effective Date were terminated. The form of change of control employment agreement that was in place as of December 31, 2020 provided that if the officer’s employment was terminated within three years after a change of control or prior to but in anticipation of a change of control, either (1) by us for reasons other than death, disability or “cause” (as defined in the agreement) or (2) by the officer for “good reason” (which term included a material diminution of responsibilities or compensation and which allowed us a cure period following notice of the good reason) or upon the officer’s determination to leave without any reason during the 30-day period immediately following the first anniversary of the change of control, the officer would receive or be entitled to the following benefits:
•a lump sum amount equal to the sum of (i) the prorated portion of the officer’s highest bonus paid in the last three years before the change of control (the “Highest Bonus”), (ii) an amount equal to 18 times the highest monthly COBRA premium (within the meaning of Section 4980B of the Code) during the 12-month period preceding the termination of the officer’s employment and (iii) any accrued vacation pay, in each case to the extent not theretofore paid (collectively, the “Accrued Obligations”);
•a lump sum amount equal to one, two, or three times the sum of the officer’s annual base salary (as defined in the agreement, based on the highest monthly salary paid in the 12 months prior to the change of control) and the officer’s Highest Bonus (the “Severance Amount”);
•welfare benefits for an 18-month period to the officer and the officer’s family at least equal to those that would have been provided had the officer’s employment been continued. If, however, the officer became reemployed with another employer and was eligible to receive welfare benefits under another employer provided plan, the welfare benefits provided by the Company and its affiliates would be secondary to those provided by the new employer (“Welfare Benefit Continuation”);
•a lump sum amount equal to the excess of (i) the actuarial equivalent of the benefit under the qualified and nonqualified defined benefit retirement plans of the Company and its affiliated companies in which the officer would have been eligible to participate had the officer’s employment continued for three years after termination over (ii) the actuarial equivalent of the officer’s actual benefit under such plans (the “Supplemental Retirement Amount”); in certain circumstances, an additional payment in an amount such that after the payment of all income and excise taxes, the officer would be in the same after-tax position as if no excise tax under Section 4999 of the Code (the so-called Parachute Payment excise tax), if any, had been imposed (the “Excise Tax Payment”), although the Excise Tax Payment had been eliminated for all future executive officers; provided, however, that the total payment due to the officer would be reduced such that no portion of the payment would be subject to excise tax if the making of the Excise Tax Payment would not result in a better after-tax position to the officer of at least $50,000 as compared to the making of such reduction;
•outplacement services for six months (not to exceed $50,000); and
•the 100 percent vesting of all benefits under the Legacy Noble Incentive Plan and any other similar plan to the extent such vesting was permitted under the Code.
A “change of control” was defined in the agreement to mean:
•the acquisition by any individual, entity or group of 15 percent or more of the Company’s outstanding shares, but excluding any acquisition directly from the Company or by the Company, or any acquisition by any corporation under a reorganization, merger, amalgamation or consolidation if the conditions described below in the third bullet point of this definition were satisfied;
•individuals who constituted the incumbent board of directors (as defined in the agreement) of the Company ceased for any reason to constitute a majority of the board of directors;
•consummation of a reorganization, merger, amalgamation or consolidation of the Company, unless following such a reorganization, merger, amalgamation or consolidation (i) more than 50 percent of the then outstanding shares of common stock (or equivalent security) of the company resulting from such transaction and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors were then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such transaction, (ii) no person, other than the Company or any person beneficially owning immediately prior to such transaction 15 percent or more of the outstanding shares, beneficially owned 15 percent or more of the then outstanding shares of common stock (or equivalent security) of the company resulting from such transaction or the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors, and (iii) a majority of the members of the board of directors of the company resulting from such transaction were members of the incumbent board of directors of the Company at the time of the execution of the initial agreement providing for such transaction;
•consummation of a sale or other disposition of all or substantially all of the assets of the Company, other than to a company, for which following such sale or other disposition, (i) more than 50 percent of the then outstanding shares of common stock (or equivalent security) of such company and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors were then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such sale or other disposition of assets, (ii) no person, other than the Company or any person beneficially owning immediately prior to such transaction 15 percent or more of the outstanding shares, beneficially owned 15 percent or more of the then outstanding shares of common stock (or equivalent security) of such company or the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors, and (iii) a majority of the members of the board of directors of such company were members of the incumbent board of directors of the Company at the time of the execution of the initial agreement providing for such sale or other disposition of assets; or
•approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.
However, a “change of control” would not occur as a result of a transaction if (i) the Company became a direct or indirect wholly owned subsidiary of a holding company and (ii) either (A) the shareholdings for such holding company immediately following such transaction were the same as the shareholdings immediately prior to such transaction or (B) the shares of the Company’s voting securities outstanding immediately prior to such transaction constituted, or were converted into or exchanged for, a majority of the outstanding voting securities of such holding company immediately after giving effect to such transaction.
Under the agreement, “cause” meant (i) the willful and continued failure by the officer to substantially perform his duties or (ii) the willful engaging by the officer in illegal conduct or gross misconduct that was materially detrimental to the Company or its affiliates.
Payments to “specified employees” under Section 409A of the Code could be delayed until six months after the termination of the officer’s employment.
The agreement contained a confidentiality provision obligating the officer to hold in strict confidence and not to disclose or reveal, directly or indirectly, to any person, or use for the officer’s own personal benefit or for the benefit of anyone else, any trade secrets, confidential dealings or other confidential or proprietary information belonging to or concerning the Company or any of its affiliated companies, with certain exceptions set forth expressly in the provision. Any term or condition of the agreement could be waived at any time by the party entitled to have the benefit thereof (whether the subsidiary of the Company party to the agreement or the officer) if evidenced by a writing signed by such party.
The agreement provided that payments thereunder did not reduce any amounts otherwise payable to the officer, or in any way diminish the officer’s rights as an employee, under any employee benefit plan, program or arrangement or other contract or agreement of the Company or any of its affiliated companies providing benefits to the officer.
Assuming a change of control had taken place on December 31, 2020 and the employment of the NEO was terminated either (1) by us for reasons other than death, disability or cause or (2) by the officer for good reason, the following table sets forth the estimated amounts of payments and benefits under the agreement for each of the indicated NEOs.

Potential Benefits Upon Retirement or Termination
Payment or Benefit	Robert W. Eifler	Richard B. Barker	William E. Turcotte	Laura D. Campbell
Accrued Obligations	$778,324	$392,074	$501,203	$210,988
Severance Amount	$4,252,500	$2,493,750	$2,890,500	$435,500
Welfare Benefit Continuation	$35,824	$35,824	$7,703	$35,488
Supplemental Retirement Amount	$—	$—	$—	$—
Excise Tax Payment	$—	$—	$—	$—
Outplacement Services (1)	$50,000	$50,000	$50,000	$50,000
Accelerated Vesting of Options and Restricted Stock (2)	$7,083	$18,750	$9,225	$1,387
(1)Represents an estimate of the costs to the Company of outplacement services for six months.
(2)The total number of restricted stock units held at December 31, 2020 (the last trading day of 2020), and the aggregate value of accelerated vesting thereof at December 31, 2020 (computed by multiplying $0.025, the closing market price of the shares at December 31, 2020, by the total number of restricted stock units held), were as follows: Mr. Eifler – 283,352 units valued at $7,083; Mr. Barker – 180,000 units valued at $4,500; Mr. Turcotte – 369,005 units valued at $9,225; and Ms. Campbell – 55,505 units valued at $1,387. Upon emergence from the Chapter 11 Cases on February 5, 2021, all existing equity was cancelled, including all outstanding restricted stock awards for each NEO. Ms. Robertson and Mr. Kawaja were not parties to Change of Control Agreements as of the reporting date.

The agreement provided that if the officer’s employment was terminated within three years after a change of control by reason of disability or death, the agreement would terminate without further obligation to the officer or the officer’s estate, other than for the payment of Accrued Obligations, the Severance Amount, the Supplemental Retirement Amount and the timely provision of the Welfare Benefit Continuation. If the officer’s employment was terminated for cause within the three years after a change of control, the agreement would terminate without further obligation to the officer other than for payment of the officer’s base salary through the date of termination, to the extent unpaid, and the timely payment when otherwise due of any compensation previously deferred by the officer. If the officer voluntarily terminated the officer’s employment within the three years after a change of control (other than during the 30-day period following the first anniversary of a change of control), excluding a termination for good reason, the agreement would terminate without further obligation to the officer other than for payment of the officer’s base salary through the date of termination, to the extent unpaid, the payment of the Accrued Obligations, and the timely payment when otherwise due of any compensation previously deferred by the officer.
The Company offered the original form of such change in control employment agreement to certain senior executives since 1998. In October 2011, the compensation committee approved a revised form of change of control employment agreement for executive officers. The terms of the revised form of employment agreement were substantially the same as the original form described above, except the revised form only provided benefits in the event of certain terminations by us for reasons other than death, disability or “cause” or by the officer for “good reason” and did not provide for an Excise Tax Payment. In February 2012, the form of change of control employment agreement was further amended to revise the definition of change in control such that the percentage of our outstanding registered shares or combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors that must be acquired by an individual, entity or group to trigger a change in control was increased from 15% to 25%. At December 31, 2020, Mr. Turcotte was party to the original form of change of control employment agreement, and Mr. Eifler, Mr. Barker, and Ms. Campbell were parties to change of control employment agreements in the form approved in February 2012. None of the other NEOs were party to these forms of employment agreement. Mr. Butz’s change of control employment agreement was terminated at the time of his resignation on March 30, 2020, Mr. Smith’s agreement was terminated at the time of his departure on October 31, 2020, and Ms. Robertson’s agreement was no longer in effect on December 31, 2020.
The Legacy Noble Incentive Plan
Pursuant to the Legacy Noble Incentive Plan, upon a change in control, the compensation committee had the discretion to take any one or more of the following actions: (i) provide for the substitution of a new award or other arrangement for an award or the assumption of the award, (ii) provide for acceleration of the vesting and exercisability of, or lapse of restrictions with respect to, the award and, if the transaction is a cash merger, provide for the termination of any portion of the award that remains unexercised at the time of such transaction, or (iii) cancel any such awards and deliver to the participants cash in an amount equal to the fair market value of such awards on the date of such event.
The Legacy Noble Incentive Plan defined “change in control” in a manner that is consistent with the definition in the change of control employment agreements to which our NEOs are party, which are described above under “—Change of Control Employment Agreements in Effect at December 31, 2020.”
All of Legacy Noble’s equity interests outstanding prior to the Effective Date, including equity awards under the Legacy Noble Incentive Plan, were cancelled on the Effective Date in accordance with the Plan.
Restricted Stock Units
We granted TVRSUs and PVRSUs or performance-vested cash incentives in lieu of PVRSUs in 2018, 2019 and 2020, some of which continued to be subject to vesting restrictions.
Assuming that either the NEO’s employment terminated on December 31, 2020 due to disability, death or retirement or, in the event of the restricted stock units, a change of control had taken place on that date, the first table below sets forth certain information about TVRSUs subject to accelerated vesting for the indicated NEOs.
Our PVRSU agreements provided for target-level vesting of the awards upon the occurrence of a change of control of the Company (whether with or without termination of employment of the officer by the Company or an affiliate). The agreements also provided for pro rata vesting upon the occurrence of the death, disability or retirement of the officer, based on months of service completed in the performance period; however, such vesting was also subject to the actual performance achieved. The agreements defined a change of control as set out in the Legacy Noble Incentive Plan, provided the change of control also satisfied the requirements of Section 409A of the Code.
Assuming that a change of control had taken place on December 31, 2020, the following table sets forth certain information about restricted stock units subject to accelerated vesting for the indicated NEOs. The performance-vested amounts in the second table below include the restricted stock units that were awarded with respect to the 2018-2020 and 2019-2021 cycles. The 2020 awards were cancelled and the value of the awards was paid in cash in July 2020, subject to certain clawback obligations. In connection with our emergence from the Chapter 11 Cases, on the Effective Date, all existing equity was cancelled, including all outstanding restricted stock awards for each NEO.

Time-Vested Restricted Stock Units
Name	Number of TVRSUs Subject to Acceleration of Vesting	Aggregate Value of Acceleration of Vesting
Robert W. Eifler	96,174	$2,404
Richard B. Barker	750,000	$18,250
William E. Turcotte	126,137	$3,153
Laura D. Campbell	25,699	$642

Performance-Vested Restricted Stock Units (1)
Name	Number of PVRSUs Subject to Acceleration of Vesting	Aggregate Value of Acceleration of Vesting
Robert W. Eifler	187,178	$4,679
Richard B. Barker	—	$—
William E. Turcotte	242,868	$6,072
Laura D. Campbell	29,806	$745
(1)The table includes amounts associated with restricted stock units awarded for the 2018-2020 cycle. Excluding this award, the number of PVRSUs and the aggregate values would be: Mr. Eifler – 101,341 units valued at $2,534; Mr. Turcotte – 141,044 units valued at $3,526; and Ms. Campbell – 29,806 units valued at $745.
CEO Pay Ratio
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, requires that we compare the compensation paid to our “median” employee to the compensation paid to our CEO over the last fiscal year.
For 2020, our last completed fiscal year:
•The median of the annual total compensation of all employees of our company (other than the CEO) was $114,436; and
•The annual total compensation of our CEO, Mr. Eifler, as reported in the Summary Compensation Table included herein, was $4,882,286.
•Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees (the “CEO Pay Ratio”) was reasonably estimated to be 43 to 1.
To calculate the CEO Pay Ratio, we identified the median of the annual total compensation of all our employees, as well as the annual total compensation of our median employee and our CEO. In order to make these determinations, we took the following steps:
•We determined that, as of October 1, 2020, our employee population consisted of approximately 1,532 individuals. This population included all of our employees, and excluded third-party contractors and temporary workers. We selected October 1, 2020 as our identification date for determining our median employee because it enabled us to make such identification in a reasonably efficient and economic manner. The applicable SEC rules require us to identify a median employee only once every three years, as long as there have been no changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our pay ratio disclosure.
•We used a consistently applied compensation measure to identify our 2020 median employee by comparing the amount of salary or wages, bonuses, equity and other income earned during 2020 and annualized the compensation for any full-time or part-time employees that were hired in 2020 but were not employed for all of 2020.
Using the median employee identified in 2020, we combined the elements of such employee’s compensation for the 2020 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $114,436. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table included herein.
Please keep in mind that under the SEC’s rules and guidance, there are numerous ways to determine the compensation of a company’s median employee, including variations in the employee population sampled, the elements of pay and benefits used and assumptions made. In addition, no two companies have identical employee populations or compensation programs, and pay, benefits and retirement plans differ by country even within the same company. As such, our CEO Pay Ratio may not be comparable to the pay ratio reported by other companies, including our peer companies in the offshore drilling industry.

Director Compensation
The compensation committee of our Board recommends, and our Board approves, the compensation of our directors. In determining the appropriate level of compensation for our directors, the compensation committee and the Board consider the commitment required from our directors in performing their duties on behalf of the Company, as well as comparative information the committee obtains from compensation consulting firms and from other sources. Set forth below is a description of the compensation of our directors.
We compete with many companies to attract, motivate and retain experienced and highly capable individuals to serve as our directors, some of which are much larger than we are. Moreover, the offshore drilling industry is a very complex, technical and international business in the energy sector, which we believe requires directors who understand and have experience in these particular areas. Although the difficult economic environment of the last few years has reduced our size (measured by market cap) relative to those we compete with for director talent, which are primarily oilfield service companies, our business is no less complex, technical or international, and we must attract and retain individuals of high ability to serve as directors.
Annual Retainers and Other Fees and Expenses
In 2020, we paid our non-employee directors an annual retainer of $50,000, in four quarterly installments. Non-employee directors could elect to receive all or a portion of the retainer in shares. In 2020, meeting fees were $2,000 per meeting of the Board and each committee thereof, except that fees for telephonic meetings were $1,000 per meeting for the meetings that exceeded 15 minutes, the annual retainer paid to our lead director was $22,500, the annual retainer paid to our audit and compensation committee chairpersons was $20,000, and the annual retainer for all other committee chairpersons was $10,000.
In connection with our emergence from the Chapter 11 Cases, our Board approved a new compensation schedule for the directors of our Successor (the “Successor Board Compensation”) for 2021. In connection with the Successor Board Compensation, the Board Chairman will receive an annual cash retainer of $150,000, and the other non-employee directors will receive an annual cash retainer of $100,000, in each case paid in four quarterly installments in advance. The additional annual retainer paid to our audit committee chairperson is $30,000, to our other committee chairpersons is $20,000, and to each committee member is $10,000.
We also reimburse directors for travel, lodging and related expenses they may incur in attending Board and committee meetings, and for related activities in connection with their duties as directors. Our directors do not receive any additional compensation from the Company in the form of retirement or deferred compensation plans or otherwise.
Annual Equity Grants
In order to better align the interests of our directors and our shareholders, we have historically made an annual equity grant to our non-employee directors. All equity awards to non-employee directors prior to our emergence from the Chapter 11 Cases were made under the Noble Corporation plc 2017 Director Omnibus Plan (the “Legacy Noble Director Plan”) (other than shares issued to pay the quarterly retainer) and were subject to a one-year vesting period.
During 2020, each non-employee director received a $175,000 cash award in lieu of an equity award due to the decrease in share price, which created an insufficient pool of shares available for awards.
As of the Effective Date, each new non-employee director received an equity grant with a value of $370,000 for the Board Chairman and $320,000 for each of the other directors that will vest pro rata over three years.

Director Compensation for 2020
The following table shows the compensation of the former non-employee directors of Legacy Noble for the year ended December 31, 2020. Immediately prior to the Effective Date, the board of Legacy Noble was comprised of the following individuals: Julie J. Robertson as Executive Chairman of the Board, Kevin S. Corbett, Julie H. Edwards, Robert W. Eifler, Gordon T. Hall, Roger W. Jenkins, Scott D. Josey, and Jon A. Marshall.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total (4)
Kevin S. Corbett (5)	$53,995	$—	$—	$53,995
Julie H. Edwards	$145,500	$—	$175,000	$357,431
Gordon T. Hall	$123,000	$—	$175,000	$334,931
Roger W. Jenkins	$101,599	$—	$175,000	$313,530
Scott D. Josey	$106,599	$—	$175,000	$318,530
Jon A. Marshall	$132,000	$—	$175,000	$343,931
Mary P. Ricciardello (5)	$62,808	$—	$175,000	$274,739
(1) Includes the portion of the $50,000 annual retainer paid to our directors in shares under the Legacy Noble Director Plan, if any.
(2)Represents the aggregate grant date fair value of the awards completed in accordance with FASB ASC Topic 718. As of December 31, 2020, there were no outstanding restricted stock unit awards for any of our non-employee directors.
(3)Directors received $175,000 cash awards in lieu of equity awards during 2020.
(4)Director total compensation varies based upon the number of Board and committee meetings attended and whether such director is a chairperson of a committee or the lead director.
(5)On May 21, 2020, Ms. Ricciardello retired from the Board and Mr. Corbett was appointed as a new Board member.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth as of December 31, 2020 the Predecessor’s information regarding securities authorized for issuance under its equity compensation plans. All of the Predecessor's equity interests outstanding prior to the Effective Date, including equity awards under the Legacy Noble Incentive Plan and the Legacy Noble Director Plan (collectively, the “Legacy Incentive Plans”), were cancelled on the Effective Date in accordance with the Plan. As contemplated by the Plan, on February 18, 2021, the Company adopted the 2021 LTIP and authorized and reserved 7,716,049 New Shares for issuance pursuant to equity incentive awards to be granted under such plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	556,155	$30.39	26,019,159
Equity compensation plans not approved by security holders (2)	N/A	N/A	N/A
Total	556,155	$30.39	26,019,159
(1)Includes the Legacy Noble Incentive Plan and the Legacy Noble Director Plan. All of the Predecessor’s equity interests outstanding prior to the Effective Date, including shares and options were cancelled in connection with our emergence from the Chapter 11 Cases on the Effective Date. No further shares of common stock will be issued or distributed under either plan.
(2)As of December 31, 2020, we did not maintain any equity compensation plan that has not been approved by the shareholders

Security Ownership of Certain Beneficial Owners and Management
As of April 12, 2021, we had 43,536,636 New Shares outstanding. The following table sets forth, as of April 12, 2021, (1) the beneficial ownership of New Shares by each of our directors, each NEO, and all current directors and executive officers as a group, and (2) information about the only persons who were known to the Company to be the beneficial owners of more than five percent of the Company’s outstanding New Shares. Such information does not reflect the closing of the Merger on April 15, 2021. As used herein, “Emergence Warrants” refers to the Tranche 1 Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants.

Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number of Ordinary Shares (1)	Percent of Class (2)
Directors
Patrick J. Bartels, Jr.	—	—%
Robert W. Eifler	—	—%
Alan J. Hirshberg	—	—%
Ann D. Pickard	—	—%
Charles M. Sledge	—	—%
Melanie M. Trent	—	—%
Named Executive Officers (excluding any Director listed above):
Richard B. Barker	—	—%
Julie J. Robertson	—	—%
William E. Turcotte	—	—%
Joey M. Kawaja	—	—%
Laura D. Campbell	—	—%
Barry M. Smith	—	—%
Stephen M. Butz	—	—%
All directors and executive officers as a group (11 persons)	—	—%
5% or Greater Shareholders:
Investors for which Pacific Investment Management Company LLC serves as investment manager, adviser or sub-adviser (3)	20,659,812	47.5%
King Street Capital Management, L.P. (4)	5,719,920	12.3%
GoldenTree Funds (5)	4,551,675	9.9%
Investors for which Canyon Capital Advisors LLC serves as investment manager (6)	4,398,399	9.9%
Avenue Energy Opportunities Partners II, LLC (7)	2,361,509	5.4%
(1)Unless otherwise indicated, the beneficial owner has sole voting and investment power over all shares listed. Unless otherwise indicated, the address of each beneficial owner is c/o Noble Corporation, 13135 Dairy Ashford, Suite 800, Sugar Land, Texas 77478.

(2)The percent of class shown is less than one percent unless otherwise indicated.
(3)According to information provided by Pacific Investment Management Company LLC, consists of 20,033,986 New Shares and 625,826 New Shares issuable upon the exercise of outstanding Emergence Warrants. Pacific Investment Management Company LLC, as the investment manager, adviser or sub-adviser of the funds and accounts who are the holders of record of such securities, may be deemed to have or to share voting and dispositive power over such securities. The address for such funds and accounts is c/o Pacific Investment Management Company LLC, 650 Newport Center Drive, Newport Beach, California 92660.
(4)According to information provided by King Street Capital Management, L.P. (“KSCM”), consists of (i) 1,702,518 New Shares previously issued and beneficially owned by Sage Meridian, L.L.C., (ii) 428,651 New Shares previously issued, and 1,193,196 New Shares issuable upon the exercise of outstanding Emergence Warrants, and beneficially owned by King Street Capital, L.P. and (iii) 633,141 New Shares previously issued, and 1,762,414 New Shares issuable upon the exercise of outstanding Emergence Warrants, and beneficially owned by King Street Capital Master Fund, Ltd. KSCM, as manager or investment manager of the aforementioned entities, may be deemed to be the beneficial owner of the New Shares. The general partner of KSCM is King Street Capital Management GP, L.L.C. (“KSCM GP”). Brian J. Higgins is the managing member of KSCM GP. The New Shares that may be deemed to be beneficially owned by KSCM may be deemed to be beneficially owned by KSCM GP and Mr. Higgins by virtue of their relationship with KSCM. The address for KSCM is 299 Park Avenue, 40th Floor, New York, New York 10171.
(5)According to information provided by the GoldenTree Funds (as defined herein), consists of (i) 2,045,208 New Shares previously issued, and 2,347,142 New Shares issuable upon the exercise of outstanding Emergence Warrants and Penny Warrants, and beneficially owned by GTAM 110 Designated Activity Company, (ii) 13,798 New Shares previously issued, and 50,810 New Shares issuable upon the exercise of outstanding Emergence Warrants and Penny Warrants, and beneficially owned by GT NM, LP and (iii) 52,669 New Shares previously issued, and 42,048 New Shares issuable upon the exercise of outstanding Emergence Warrants and Penny Warrants, and beneficially owned by San Bernardino County Employees Retirement Association. Excludes 3,089,264 New Shares issuable upon the exercise of outstanding Emergence Warrants and Penny Warrants that cannot be exercised due to an exercise blocker provision in the applicable warrant agreements. GTAM 110 Designated Activity Company, GT NM, LP and San Bernardino County Employees Retirement Association are collectively referred to as the “GoldenTree Funds.” Investment power over the GoldenTree Funds is held by GoldenTree Asset Management LP (the “GoldenTree Advisor”). The general partner of the GoldenTree Advisor is GoldenTree Asset Management LLC (the “GoldenTree General Partner”). Steven A. Tananbaum is the managing member of the GoldenTree General Partner. The address for the GoldenTree Funds is 300 Park Ave, 21st Floor, New York, New York 10022.
(6)According to information provided by Canyon Capital Advisors LLC (“CCA”), consists of 3,506,755 New Shares and 891,644 New Shares issuable upon exercise of Emergence Warrants and Penny Warrants. Excludes 5,219,996 New Shares issuable upon the exercise of outstanding Emergence Warrants and Penny Warrants that cannot be exercised due to an exercise blocker provision in the applicable warrant agreements. Mitchell R. Julis and Joshua S. Friedman control entities which own 100% of CCA. By virtue of the relationships described in this footnote, each entity and individual named herein may be deemed to share beneficial ownership of all New Shares held by the other entities named herein. Each entity and individual named in this footnote expressly disclaims any such beneficial ownership, except to the extent of their individual pecuniary interests therein. CCA is an affiliate of a broker dealer, but is not itself a broker dealer. The address for CCA is 2000 Avenue of the Stars, 11th Floor, Los Angeles, California 90067.
(7)According to information provided by Avenue Energy Opportunities Partners II, LLC (the “Avenue General Partner”), consists of (i) 166,122 New Shares beneficially owned by Avenue Energy Opportunities Fund II, L.P. (“Avenue Fund II”) and (ii) 2,195,387 New Shares beneficially owned by Avenue Energy Opportunities Fund II AIV, L.P (“Avenue Fund II AIV”). The Avenue General Partner is the general partner of each of Avenue Fund II and Avenue Fund II AIV. GL Energy Opportunities Partners II, LLC is the managing member of the Avenue General Partner. The address for the Avenue General Partner is 11 West 42nd Street, 9th Floor, New York, New York 10036.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Director Independence
Legacy Noble’s ordinary shares were previously listed and traded on the NYSE until the shares were delisted in August 2020. During Legacy Noble’s tenure as an NYSE-listed company, we were required to comply with the rules of the NYSE and were subject to the related rules and regulations of the SEC. Although we have not been listed on a national exchange since our delisting, we have continued to look to the NYSE regulations for guidance, among other reasons, as a matter of best practices and in connection with our plan to list our equity on a national securities exchange again in the future.
Our Board has determined that:
(a) each of Mr. Bartels, Mr. Hirshberg, Ms. Pickard, Mr. Sledge, and Ms. Trent qualifies as an “independent” director under the NYSE corporate governance rules;
(b) each of Mr. Bartels, Ms. Pickard, and Mr. Sledge, constituting all the members of the audit committee, qualifies as “independent” under Rule 10A-3 of the Exchange Act; and
(c) each of Ms. Trent, Mr. Hirshberg and Mr. Sledge, constituting all the members of the compensation committee, qualifies as
(i) “independent” under Rule 10C-1(b)(1) under the Exchange Act and the applicable rules of the NYSE; and
(ii) a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.
Independent non-management directors comprise in full the membership of each committee described in Item 10 under “Corporate Governance— Board Committees.”
Mr. Eifler, our current President and Chief Executive Officer, is not independent because of his service as a member of our senior management.

In order for a director to be considered independent under the NYSE rules, our Board must affirmatively determine that the director has no material relationship with the Company other than in his or her capacity as a director of the Company.
The Company’s corporate governance guidelines provide that a director will not be independent if,
•the director is, or during the preceding three years was, employed by the Company;
•an immediate family member of the director is, or during the preceding three years was, an executive officer of the Company;
•the director or an immediate family member of the director received, within any 12-month period during the preceding three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such service is not contingent in any way on continued service);
•the director is a current partner or employee of a firm that is the Company’s internal or external auditor, an immediately family member of the director is a current partner of such a firm, an immediate family member of the director is a current employee of such a firm and personally works on the Company audit, or the director or an immediate family member of the director was, during the preceding three years, a partner or employee of such a firm an personally worked on the Company’s audit within that time;
•the director or an immediate family member of the director is, or during the preceding three years was, employed as an executive officer of another company where any of the Company’s present executives served on that company’s compensation committee at the same time; or
•the director currently is an executive officer or an employee, or an immediate family member of the director is an executive officer, of a company that made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year within the last three fiscal years, exceeded the greater of $1 million or two percent of such other company’s consolidated gross revenues.
The following will not be considered by our Board to be a material relationship that would impair a director’s independence—if a director is an executive officer of, or beneficially owns in excess of 10 percent equity interest in, another company:
•that does business with the Company, and the amount of the annual payments to the Company is less than five percent of the annual consolidated gross revenues of the Company;
•that does business with the Company, and the amount of the annual payments by the Company to such other company is less than five percent of the annual consolidated gross revenues of the Company; or
•to which the Company was indebted at the end of its last fiscal year in an aggregate amount that is less than five percent of the consolidated assets of the Company.
For relationships not covered by the guidelines in the immediately preceding paragraph, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, is made by our directors who satisfy the independence guidelines described above. These independence guidelines used by our Board are set forth in our corporate governance guidelines, which are published under the “Corporate Governance” section of our website at www.noblecorp.com.
In addition, in order to determine the independence under the NYSE rules of any director who will serve on the compensation committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:
•the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director; and
•whether such director is affiliated with the Company, one of our subsidiaries or an affiliate of one of our subsidiaries.
In accordance with the Company’s corporate governance guidelines, the Board Chairman, Mr. Sledge, presides at regularly scheduled executive sessions of our Board held without management present.
Policies and Procedures Relating to Transactions with Related Persons
Transactions with related persons are reviewed, approved or ratified in accordance with the policies and procedures set forth in our Code of Conduct and our administrative policy manual (and, in the case of our Board, our Articles and the provisions of Cayman company law), the procedures described below for director and officer questionnaires and the other procedures described below.
Our Code of Conduct provides that business decisions must be made free from any conflicts of interest. Under such Code of Conduct, any employee, officer or director who becomes aware of a conflict, potential conflict or an uncertainty as to whether a conflict exists should bring the matter to the attention of their supervisor or other appropriate personnel. Any waiver of the Code of Conduct may only be made by our Board or an authorized committee of our Board. Cayman company law and our Articles also contain specific provisions relating to the approval and authorization of conflicts of interests by members of our Board, in addition to our Code of Conduct. A conflict of interest exists when an individual has or appears to have competing interests or duties of loyalty that place their personal self-interests against the interests of the Company.
Our Code of Conduct sets forth several examples of potential conflicts of interest, including:
•hiring someone that one has a close personal or family relationship with, or placing a family member or close personal friend in a position that reports to oneself;
•making an undisclosed material investment or holding an undisclosed financial interest in an outside company doing business with the Company;
•serving in a management or director capacity at another company in the contract drilling or energy services industry;
•using material non-public information that one learns about from his or her position at the Company to invest in companies or securities;
•disclosing confidential information about the Company’s business without proper authorization;
•buying, selling, or leasing equipment or property to or from the Company without proper authorization; and
•accepting gifts or extravagant entertainment from someone soliciting business or information from the Company.
In addition, Company policies, which apply to all our employees, include additional examples of what the Company considers to be a conflict of interest, including when:
•subject to certain limited exceptions, any employee or any member of his or her immediate family purchases leasehold or mineral interests in any geological area that the Company is involved in or is contemplating becoming involved in, unless such purchase is approved by the Board; and
•a full-time employee has outside employment without the approval of his or her supervisor.
Each year, we require all our directors, nominees for director and executive officers to complete and sign a questionnaire in connection with our annual report and, if applicable, our annual general meeting of shareholders. The purpose of the questionnaire is to obtain information, including information regarding transactions with related persons, for inclusion in our proxy statement or annual report. For this purpose, we consider “related persons” and “related person transactions” to be as defined in Item 404(a) of Regulation S-K. In addition, we review SEC filings made by beneficial owners of more than five percent of any class of our voting securities to determine whether information relating to transactions with such persons needs to be included in our proxy statement or annual report. There were no related-party transactions in 2020 that were required to be reported pursuant to the applicable disclosure rules of the SEC, except as described herein. Pursuant to the charter of our audit committee, it is the responsibility of such committee to review, and if appropriate, approve related party transactions.
Transactions with Related Persons Related to the Chapter 11 Cases
Rights Offering and Backstop Commitment Agreement
Legacy Noble entered into the Backstop Commitment Agreement with the Backstop Parties, which include certain of our significant shareholders, on October 12, 2020, pursuant to which the issuance of the Second Lien Notes was fully backstopped by the Ad Hoc Guaranteed Group and the Ad Hoc Legacy Group (each as defined in the Restructuring Support Agreement). Participation in the Rights Offering of Second Lien Notes was offered to the holders of the Guaranteed Notes and the Legacy Notes. On the Effective Date, and pursuant to the terms of the Plan, Finco issued an aggregate principal amount of $216 million of Second Lien Notes, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind.
Registration Rights Agreements
Equity Registration Rights Agreement
On the Effective Date, Noble entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with certain parties who received New Shares under the Plan (“RRA Shareholders”). Under the Equity Registration Rights Agreement, RRA Shareholders have certain demand and piggyback registration rights, subject to the limitations set forth in the Equity Registration Rights Agreement. Pursuant to their underwritten offering registration rights, RRA Shareholders have the right to demand Noble register underwritten offerings of any or all of their Registrable Securities (as defined in the Equity Registration Rights Agreement) pursuant to an effective registration statement, subject to certain conditions, including that the aggregate proceeds expected to be received from such an offering is equal to or greater than $20 million, unless such demand is not pursuant to a shelf registration statement, in which case certain RRA Shareholders may require the Company register an underwritten offering for an amount that would enable all remaining Registrable Securities to be included in such offering. In addition, Noble will be required to register for resale such Registrable Securities pursuant to Rule 415 under the Securities Act, including by filing a registration statement on Form S-1 or Form S-3 by the applicable deadline set forth in the Equity Registration Rights Agreement.
Notes Registration Rights Agreement
On the Effective Date, Finco entered into a registration rights agreement (the “Notes Registration Rights Agreement”) with certain parties who received Second Lien Notes under the Plan (the “RRA Noteholders”). Under the Notes Registration Rights Agreement, RRA Noteholders have certain demand and piggyback registration rights, subject to the limitations set forth in the Notes Registration Rights Agreement. Pursuant to their underwritten offering registration rights, RRA Noteholders have the right to demand Finco register underwritten offerings of any or all of their Registrable Securities (as defined in the Notes Registration Rights Agreement) pursuant to an effective registration statement, subject to certain conditions, including that the aggregate proceeds expected to be received from such an offering is equal to or greater than $20 million, unless such demand is not pursuant to a shelf registration statement, in which case certain RRA Noteholders may require Finco register an underwritten offering for an amount that would enable all remaining Registrable Securities to be included in such offering. In addition, Finco will be required to register for resale such Registrable Securities pursuant to Rule 415 under the Securities Act, including by filing a registration statement on Form S-1 or Form S-3 by the applicable deadline set forth in the Notes Registration Rights Agreement.
Other Transactions with Related Persons
Merger Registration Rights Agreement
As previously disclosed, on March 25, 2021, Noble entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Duke Merger Sub, LLC, a wholly-owned subsidiary of Noble (“Merger Sub”), and Pacific Drilling Company LLC (“Pacific Drilling”), pursuant to which Noble will acquire Pacific Drilling in an all-stock transaction. The Merger Agreement provides that, upon consummation of the Merger, Merger Sub will merge with and into Pacific Drilling (the “Merger”), with Pacific Drilling continuing as the surviving company and a wholly-owned subsidiary of Noble. At the closing of the Merger, Noble will enter into a registration rights agreement (the “Merger Registration Rights Agreement”) with each of the holders identified therein (the “Merger RRA Holders”) pursuant to which, among other things, and subject to certain limitations set forth therein, certain Merger RRA Holders will have customary demand and piggyback registration rights. In addition, pursuant to the Merger Registration Rights Agreement, certain Merger RRA Holders have the right to require Noble, subject to certain limitations set forth therein, to effect a distribution of any or all of their New Shares by means of an underwritten offering. Noble is not obligated to effect any underwritten offering unless the dollar amount of the registrable securities of the Merger RRA Holder(s) demanding such underwritten offering to be included therein is reasonably likely to result in gross sale proceeds of at least $20 million.

Item 14. Principal Accounting Fees and Services.
Fees Paid to Independent Registered Public Accounting Firm
The following table sets forth the fees paid to PricewaterhouseCoopers LLP for services rendered during each of the two years in the period ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Audit Fees (1)	$4,753	$4,348
Audit-Related Fees (2)	12	52
Tax Compliance Fees	134	177
Tax Consulting Fees (3)	705	877
All Other Fees (4)	184	16
Total	$5,788	$5,470
(1) Represents fees for professional services rendered for the audits of the Company’s and Finco’s annual financial statements, reviews of our quarterly reports on Form 10-Q and statutory audits of our subsidiaries for each of the years presented.
(2) Represents fees for professional services rendered for benefit plan audits for 2020 and 2019 and reimbursement of legal fees in connection with the Paragon case for 2019.
(3) Represents fees for professional services rendered primarily for international tax advice and planning.
(4) Fees for 2020 include UK reporting compliance consultation. 2020 and 2019 fees also include a subscription to the PricewaterhouseCoopers LLP online accounting research tool.
All fees paid to PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2020 and 2019 were pre-approved by our Audit Committee.
Pre-Approval Policies and Procedures

In January 2004, the audit committee adopted a pre-approval policy framework for audit and non-audit services, which established that the audit committee may adopt a pre-approval policy framework each year under which specified audit services, audit-related services, tax services and other services may be performed without further specific engagement pre-approval. On February 17, 2021 and January 30, 2020, the audit committee readopted such policy framework for 2021 and 2020, respectively. Under the policy framework, all tax services provided by the independent auditor must be separately pre-approved by the audit committee. Requests or applications to provide services that do require further, separate approval by the audit committee are required to be submitted to the audit committee by both the independent auditors and the chief accounting officer, chief financial officer or controller of the Company, and must include a joint statement that, in their view, the nature or type of service is not a prohibited non-audit service under the SEC’s rules on auditor independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:
(1)Financial Statements: Previously included in Item 8 on page 52 in Original Filing.
(2)Financial Statement Schedules:
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto in the Original Filing.
(3)Exhibits:
     The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Form 10-K/A and is incorporated herein by reference.

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

3.2	Memorandum and Articles of Association of Finco, as amended by shareholder resolutions.

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

Exhibit Number	Exhibit

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

10.45*	Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference).

10.46*	Noble Corporation 2021 Short-Term Incentive Plan (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on March 11, 2021 and incorporated herein by reference).

21.1**	Subsidiaries of Noble and Finco.

22**	List of Guarantor Subsidiaries.

31.5	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.6	Certification of Robert W. Eifler, Finco, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.7	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.8	Certification of Richard B. Barker, Finco, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Exhibit

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

______________________________________________________
*    Management contract or compensatory plan or arrangement.
**    Previously filed with the Original Filing.
†    Certain portions of the exhibit have been omitted. The Company agrees to furnish a supplemental copy with any omitted information to the SEC upon request.
+    Furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Corporation, a Cayman Islands company

April 16, 2021	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	April 16, 2021
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Richard B. Barker	April 16, 2021
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	April 16, 2021
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

/s/ Patrick J. Bartels, Jr.	April 16, 2021
Patrick J. Bartels, Jr. Director	Date

/s/ Alan J. Hirshberg	April 16, 2021
Alan J. Hirshberg Director	Date

/s/ Ann D. Pickard	April 16, 2021
Ann D. Pickard Director	Date

/s/ Charles M. Sledge	April 16, 2021
Charles M. Sledge Director	Date

/s/ Melanie M. Trent	April 16, 2021
Melanie M. Trent Director	Date

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Finance Company, a Cayman Islands company

April 16, 2021	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	April 16, 2021
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Richard B. Barker	April 16, 2021
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	April 16, 2021
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

/s/ David M.J. Dujacquier	April 16, 2021
David M.J. Dujacquier Director	Date

/s/ Brad A. Baldwin	April 16, 2021
Brad A. Baldwin Director	Date