Form 10-Q
period 2021-03-31
Noble Corp; Noble Finance Co
filed 2021-05-07
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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
_______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
_______________________________________________________________________________________________
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

Noble Corporation:	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐
Noble Finance Company:	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☑    No  ☐
Number of shares outstanding at May 5, 2021: Noble Corporation - 60,137,084
Number of shares outstanding: Noble Finance Company - 261,245,693
This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, and its wholly-owned subsidiary, Noble Finance Company, an exempted company incorporated in the Cayman Islands.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Noble Corporation (Noble) Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	5
	Condensed Consolidated Statements of Cash Flows for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	6
	Condensed Consolidated Statements of Equity for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	7

	Noble Finance Company (Finco) Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	8
	Condensed Consolidated Statements of Operations for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	9
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	10
	Condensed Consolidated Statements of Cash Flows for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	11
	Condensed Consolidated Statements of Equity for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020	12

	Notes to Combined Condensed Consolidated Financial Statements	13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4	Controls and Procedures	49
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	50
Item 1A	Risk Factors	50
Item 6	Exhibits	52
	Index to Exhibits	53
	SIGNATURES	57
This combined Quarterly Report on Form 10-Q is separately filed by Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), and Noble Finance Company (formerly known as Noble Corporation), an exempted company incorporated in the Cayman Islands with limited liability and a wholly-owned subsidiary of Noble (“Finco”).Information in this filing relating to Finco is filed by Noble and separately by Finco on its own behalf. Finco makes no representation as to information relating to Noble (except as it may relate to Finco) or any other affiliate or subsidiary of Noble.
This report should be read in its entirety as it pertains to each Registrant. Except where indicated, the Condensed Consolidated Financial Statements and related Notes are combined. References in this Quarterly Report on Form 10-Q to “Noble,” the “Company,” “we,” “us,” “our” and words of similar meaning refer collectively to Noble and its condensed consolidated subsidiaries, including Finco.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor	Predecessor
	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$116,326	$343,332
Accounts receivable, net of allowance for credit losses of $0 and $1,069, respectively	178,942	147,863
Taxes receivable	31,487	30,767
Prepaid expenses and other current assets	27,840	80,322
Total current assets	354,595	602,284
Intangible assets	104,930	—
Property and equipment, at cost	1,178,688	4,777,697
Accumulated depreciation	(13,873)	(1,200,628)
Property and equipment, net	1,164,815	3,577,069
Other assets	70,528	84,584
Total assets	$1,694,868	$4,263,937
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$96,223	$95,159
Accrued payroll and related costs	36,615	36,553
Taxes payable	32,901	36,819
Interest payable	6,587	—
Other current liabilities	30,689	49,820
Total current liabilities	203,015	218,351
Long-term debt	393,500	—
Deferred income taxes	17,929	9,292
Other liabilities	77,862	108,039
Liabilities subject to compromise	—	4,239,643
Total liabilities	692,306	4,575,325
Commitments and contingencies (Note 14)
Shareholders’ equity
Predecessor common stock, $0.01 par value, ordinary shares; 251,084 shares outstanding as of December 31, 2020	—	2,511
Successor common stock, $0.00001 par value, ordinary shares; 43,537 shares outstanding as of March 31, 2021	1	—
Additional paid-in capital	1,020,785	814,796
Accumulated deficit	(18,224)	(1,070,683)
Accumulated other comprehensive loss	—	(58,012)
Total shareholders’ equity	1,002,562	(311,388)
Total liabilities and equity	$1,694,868	$4,263,937
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Operating revenues
Contract drilling services	$84,629	$74,051	$267,364
Reimbursables and other	7,804	3,430	13,947
	92,433	77,481	281,311
Operating costs and expenses
Contract drilling services	79,981	46,965	161,145
Reimbursables	7,044	2,737	11,684
Depreciation and amortization	14,244	20,622	103,681
General and administrative	9,548	5,727	17,839
Loss on impairment	—	—	1,119,517
	110,817	76,051	1,413,866
Operating income (loss)	(18,384)	1,430	(1,132,555)
Other income (expense)
Interest expense, net of amounts capitalized	(6,895)	(229)	(70,880)
Interest income and other, net	8	399	(2,282)
Reorganization items, net	—	252,051	—
Income (loss) before income taxes	(25,271)	253,651	(1,205,717)
Income tax benefit (provision)	7,047	(3,423)	143,040
Net income (loss)	$(18,224)	$250,228	$(1,062,677)
Per share data
Basic:
Net income (loss)	$(0.36)	$1.00	$(4.25)

Diluted:
Net income (loss)	$(0.36)	$0.98	$(4.25)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Net income (loss)	$(18,224)	$250,228	$(1,062,677)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(2,136)
Amortization of deferred pension plan amounts (net of tax provision of $0, $59 and $150 for the period from February 6, 2021 through March 31, 2021, period from January 1, 2021 through February 5, 2021 and three months ended March 31, 2020, respectively.)	—	224	568
Other comprehensive income (loss), net	—	108	(1,568)
Comprehensive income (loss)	$(18,224)	$250,336	$(1,064,245)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from February 6, 2021 through March 31, 2021	Period from January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities
Net income (loss)	$(18,224)	$250,228	$(1,062,677)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	14,244	20,622	103,681
Loss on impairment	—	—	1,119,517
Amortization of intangible asset	8,459	—	—
Reorganization items, net	—	(280,790)	—
Deferred income taxes	(4,285)	2,501	6,014
Amortization of share-based compensation	2,018	710	3,245
Other costs, net	(1,660)	(10,754)	(3,195)
Changes in components of working capital:
Change in taxes receivable	1,069	(1,789)	(120,838)
Net changes in other operating assets and liabilities	16,563	(26,176)	(46,557)
Net cash provided by (used in) operating activities	18,184	(45,448)	(810)
Cash flows from investing activities
Capital expenditures	(15,332)	(14,629)	(36,461)
Proceeds from disposal of assets, net	231	194	—
Net cash used in investing activities	(15,101)	(14,435)	(36,461)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—
Borrowings on credit facilities	—	177,500	110,000
Repayments of credit facilities	—	(545,000)	—
Debt issuance costs	—	(23,664)	—
Cash paid to settle equity compensation awards	—	—	(1,010)
Taxes withheld on employee stock transactions	—	(1)	(413)
Net cash provided by (used in) financing activities	—	(191,165)	108,577
Net increase (decrease) in cash, cash equivalents and restricted cash	3,083	(251,048)	71,306
Cash, cash equivalents and restricted cash, beginning of period	113,993	365,041	105,924
Cash, cash equivalents and restricted cash, end of period	$117,076	$113,993	$177,230
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Balance	Par Value
Balance at 12/31/2019 (Predecessor)	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	2,235	—	—	2,235
Issuance of share-based compensation shares	1,752	17	(17)	—	—	—
Shares withheld for taxes on equity transactions	—	—	(430)	—	—	(430)
Net loss	—	—	—	(1,062,677)	—	(1,062,677)
Other comprehensive loss, net					(1,568)	(1,568)
Balance at 3/31/2020 (Predecessor)	250,952	$2,509	$808,881	$1,845,099	$(59,957)	$2,596,532

Balance at 12/31/2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net income	—	—	—	250,228	—	250,228
Other comprehensive income, net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
Balance at 2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

Balance at 2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	1,018,768
Employee related equity activity		.
Amortization of share-based compensation	—	—	2,018	—	—	2,018
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Net loss	—	—	—	(18,224)	—	(18,224)
Balance at 3/31/21 (Successor)	43,537	$1	$1,020,785	$(18,224)	$—	$1,002,562

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor	Predecessor
	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$116,326	$343,332
Accounts receivable, net of allowance for credit losses of $0 and $1,069, respectively	178,942	147,863
Accounts receivable from affiliates	—	31,214
Taxes receivable	31,487	30,767
Prepaid expenses and other current assets	19,486	50,469
Total current assets	346,241	603,645
Intangible assets	104,930	—
Property and equipment, at cost	1,178,688	4,777,697
Accumulated depreciation	(13,873)	(1,200,628)
Property and equipment, net	1,164,815	3,577,069
Other assets	70,528	84,584
Total assets	$1,686,514	$4,265,298
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$87,712	$83,649
Accrued payroll and related costs	36,615	36,516
Taxes payable	32,901	36,819
Interest payable	6,587	—
Other current liabilities	30,690	49,820
Total current liabilities	194,505	206,804
Long-term debt	393,500	—
Deferred income taxes	17,929	9,292
Other liabilities	77,837	108,039
Liabilities subject to compromise	—	4,154,555
Total liabilities	683,771	4,478,690
Commitments and contingencies (Note 14)
Shareholders’ equity
Predecessor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of December 31, 2020.	—	26,125
Successor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of March 31, 2021.	26,125	—
Capital in excess of par value	989,284	766,714
Accumulated deficit	(12,666)	(948,219)
Accumulated other comprehensive loss	—	(58,012)
Total shareholders’ equity	1,002,743	(213,392)
Total liabilities and equity	$1,686,514	$4,265,298
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Operating revenues
Contract drilling services	$84,629	$74,051	$267,364
Reimbursables and other	7,804	3,430	13,947
	92,433	77,481	281,311
Operating costs and expenses
Contract drilling services	79,361	46,703	160,841
Reimbursables	7,044	2,737	11,684
Depreciation and amortization	14,243	20,631	103,109
General and administrative	4,611	5,729	6,751
Loss on impairment	—	—	1,119,517
	105,259	75,800	1,401,902
Operating income (loss)	(12,826)	1,681	(1,120,591)
Other income (expense)
Interest expense, net of amounts capitalized	(6,895)	(229)	(70,880)
Interest income and other, net	8	400	(2,294)
Reorganization items, net	—	195,395	—
Income (loss) before income taxes	(19,713)	197,247	(1,193,765)
Income tax benefit (provision)	7,047	(3,422)	143,040
Net income (loss)	$(12,666)	$193,825	$(1,050,725)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Net income (loss)	$(12,666)	$193,825	$(1,050,725)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(2,136)
Amortization of deferred pension plan amounts (net of tax provision of $0, $59 and $150 for the period from February 6, 2021 through March 31, 2021, period from January 1, 2021 through February 5, 2021 and three months ended March 30, 2020, respectively.)	—	224	568
Other comprehensive income (loss), net	—	108	(1,568)
Comprehensive income (loss)	$(12,666)	$193,933	$(1,052,293)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period from February 6, 2021 through March 31, 2021	Period from January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities
Net income (loss)	$(12,666)	$193,825	$(1,050,725)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	14,243	20,631	103,109
Loss on impairment	—	—	1,119,517
Amortization of intangible asset	8,459	—	—
Reorganization items, net	—	(203,490)	—
Deferred income taxes	(4,285)	2,501	6,014
Amortization of share-based compensation	2,018	710	3,245
Other costs, net	(1,660)	(3,054)	1,427
Changes in components of working capital:
Change in taxes receivable	1,069	(1,789)	(120,838)
Net changes in other operating assets and liabilities	13,766	(21,808)	(51,328)
Net cash provided by (used in) operating activities	20,944	(12,474)	10,421
Cash flows from investing activities
Capital expenditures	(15,332)	(14,629)	(36,461)
Proceeds from disposal of assets, net	231	194	—
Net cash used in investing activities	(15,101)	(14,435)	(36,461)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—
Borrowings on credit facilities	—	177,500	110,000
Repayments of credit facilities	—	(545,000)	—
Debt issuance costs	—	(10,139)	—
Distributions to parent company, net	(2,760)	(26,503)	(12,644)
Net cash provided by (used in) financing activities	(2,760)	(204,142)	97,356
Net increase (decrease) in cash, cash equivalents and restricted cash	3,083	(231,051)	71,316
Cash, cash equivalents and restricted cash, beginning of period	113,993	345,044	105,878
Cash, cash equivalents and restricted cash, end of period	$117,076	$113,993	$177,194
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
	Balance	Par Value
Balance at 12/31/2019 (Predecessor)	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$3,757,980
Distributions to parent company, net	—	—	—	(12,644)	—	(12,644)
Capital contribution by parent - share-based compensation	—	—	3,245	—	—	3,245
Net loss	—	—	—	(1,050,725)	—	(1,050,725)
Other comprehensive loss, net	—	—	—	—	(1,568)	(1,568)
Balance at 3/31/2020 (Predecessor)	261,246	$26,125	$760,790	$1,969,330	$(59,957)	$2,696,288

Balance at 12/31/2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	710
Net income	—	—	—	193,825	—	193,825
Other comprehensive income, net	—	—	—	—	108	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(2,759)	—	—	(2,759)
Capital contribution by parent - share-based compensation	—	—	2,018	—	—	2,018
Net loss	—	—		(12,666)	—	(12,666)
Other comprehensive income, net	—	—	—	—	—	—
Balance at 3/31/2021 (Successor)	261,246	$26,125	$989,284	$(12,666)	$—	$1,002,743
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, collectively with its consolidated subsidiaries (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of March 31, 2021, our fleet of 19 drilling rigs consisted of seven floaters and 12 jackups.
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
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the chapter 11 case with respect to all Debtors other than Legacy Noble, pending its wind down.
Noble is the successor issuer to Legacy Noble for purposes of and pursuant to Rule 15d-5 of the Exchange Act. References to the “Company,” “we,” “us” or “our” in this Quarterly Report are to Noble, together with its consolidated subsidiaries, when referring to periods following the Effective Date, and to Legacy Noble, together with its consolidated subsidiaries, when referring to periods prior to and including the Effective Date.
Upon emergence, the Company applied fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Effective Date are not comparable to our financial statements and notes on and prior to that date. See “Note 3— Reorganization and Fresh Start Accounting” for additional information.
Finco was an indirect, wholly-owned subsidiary of Legacy Noble prior to the Effective Date and has been a direct, wholly-owned subsidiary of Noble since the Effective Date. Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries. As such, the terms “Predecessor” and “Successor” also refers to Finco, as the context requires.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The accompanying unaudited condensed consolidated financial statements of Noble and Finco have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2020 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2020 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed by both Noble and Finco. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2— Chapter 11 Emergence
On the Petition Date, Legacy Noble and certain of its subsidiaries, including Finco, filed voluntary petitions in the Bankruptcy Court seeking relief under chapter 11 of the Bankruptcy Code. The Plan was confirmed by the Bankruptcy Court on November 20, 2020, and the Debtors emerged from the bankruptcy proceedings on the Effective Date.
On the Effective Date, and pursuant to the terms of the Plan, the Company:
•Appointed five new members to the Successor’s board of directors to replace all of the directors of the Predecessor, other than the director also serving as President and Chief Executive Officer, who was re-appointed pursuant to the Plan. Subsequent to the Effective Date, an additional director was appointed.
•Terminated and cancelled all ordinary shares and equity-based awards of Legacy Noble that were outstanding immediately prior to the Effective Date;
•Transferred approximately 31.7 million ordinary shares of Noble with a nominal value of $0.00001 per share (“Ordinary Shares”) to holders of Legacy Noble’s Senior Notes due 2026 (the “Guaranteed Notes”) in the cancellation of the Guaranteed Notes;
•Transferred approximately 2.1 million Ordinary Shares, approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”) with an exercise price of $19.27 and approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 2 Warrants”) with an exercise price of $23.13 to holders of Legacy Noble’s then outstanding senior notes (other than the Guaranteed Notes) (the “Legacy Notes”) in cancellation of the Legacy Notes;
•Issued approximately 7.7 million Ordinary Shares and $216.0 million principal amount of our senior secured second lien notes (the “Second Lien Notes”) to participants in a rights offering (the “Rights Offering”) at an aggregate subscription price of $200.0 million;
•Issued approximately 5.6 million Ordinary Shares to the backstop parties (the “Backstop Parties”) to a Backstop Commitment Agreement, dated October 12, 2020 (the “Backstop Commitment Agreement”), among the Debtors and the Backstop Parties as Holdback Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.7 million Ordinary Shares to the Backstop Parties in respect of their backstop commitment to subscribe for Unsubscribed Securities (as defined in the Backstop Commitment Agreement);
•Issued approximately 1.2 million Ordinary Shares to the Backstop Parties in connection with the payment of the Backstop Premiums (as defined in the Backstop Commitment Agreement);
•Issued 2.8 million five-year warrants with no Black-Scholes protection (the “Tranche 3 Warrants”) with an exercise price of $124.40 to the holders of Legacy Noble’s ordinary shares outstanding prior to the Effective Date;
•Entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) that provides for a $675.0 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Revolving Credit Facility”);
•Entered into an indenture governing the Second Lien Notes;
•Entered into a registration rights agreement with certain parties who received Ordinary Shares under the Plan (the “Equity Registration Rights Agreement”); and
•Entered into a registration rights agreement with certain parties who received Second Lien Notes under the Plan.
In addition, Noble entered into an exchange agreement with certain Backstop Parties which provided that, as soon as reasonably practicable after the Effective Date, the other parties to such agreement would deliver to the Company an aggregate of approximately 6.5 million Ordinary Shares issued pursuant to the Plan in exchange for the issuance of penny warrants to purchase up to approximately 6.5 million Ordinary Shares, with an exercise price of $0.01 per share (“Penny Warrants”). This exchange was completed in late February 2021.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Management Incentive Plan. The Plan contemplated that on or after the Effective Date, the Company would adopt a long-term incentive plan and authorize and reserve 7.7 million Ordinary Shares for issuance pursuant to equity incentive awards to be granted under such plan. On February 18, 2021, the Company adopted the long-term incentive plan and authorized and reserved 7.7 million Ordinary Shares for awards to be granted under such plan. As of March 31, 2021, 1,721,821 shares of time-based vesting awards were granted and vest over a three-year period and 1,409,562 shares of performance-based vesting awards were granted and vest over a three-year period. The total award-date fair value of the time-based awards was $28.3 million and the total award-date fair value of the performance-based awards was $28.4 million.
Sources of Cash for Plan Distribution. All cash payments made by the Company under the Plan on the Effective Date were funded from cash on hand, proceeds of the Rights Offering, and proceeds of the Revolving Credit Facility.
Reorganization Items, Net
In accordance with ASC 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and before the Effective Date that are a direct result of the Chapter 11 Cases are recorded under “Reorganization items, net.” The following table summarizes the components of reorganization items included in our Condensed Consolidated Statements of Operations for the period January 1, 2021 through February 5, 2021:

	Predecessor
	Noble	Finco
	January 1, 2021 through February 5, 2021	January 1, 2021 through February 5, 2021
Professional fees (1)	$(28,739)	$(8,095)
Adjustments for estimated allowed litigation claims	77,300	—
Write-off of unrecognized share-based compensation	(4,406)	(4,406)
Gain on settlement of liabilities subject to compromise	2,556,147	2,556,147
Loss on fresh start adjustments	(2,348,251)	(2,348,251)
Total Reorganization items, net	$252,051	$195,395
(1)Payments of $44.2 million and $7.2 million related to professional fees have been presented as cash outflows from operating activities in our Condensed Consolidated Statements of Cash Flows for the period January 1, 2021 through February 5, 2021 for Noble and Finco, respectively.
Liabilities Subject to Compromise
Since the Petition Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on our Condensed Consolidated Balance Sheets prior to the Effective Date, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company has considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. The Company evaluated and adjusted the amount and classification of its pre-petition liabilities through the Effective Date.

Note 3— Reorganization and Fresh Start Accounting
In connection with our emergence from bankruptcy and in accordance with ASC 852, Noble and Finco qualified for and applied fresh start accounting on the Effective Date. Noble and Finco were required to apply fresh start accounting because (i) the holders of existing Legacy Noble voting shares received less than 50% of the voting shares of the Successor, and (ii) the reorganization value of Noble's and Finco's assets, each of which approximated $1.7 billion, immediately prior to confirmation of the Plan was less than the corresponding post-petition liabilities and allowed claims, each of which approximated $4.0 billion. Applying fresh start accounting resulted in new reporting entities with no beginning retained earnings or accumulated deficit. Accordingly, our financial statements and notes after the Effective Date are not comparable to our financial statements and notes on and to prior to that date.
With the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes and ASC 852. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
As described in "Note 1— Organization and Basis of Presentation," Noble and Finco are referred to as Successor, as the context requires, and includes the financial position and results of operations of the reorganized Noble and Finco subsequent to February 5, 2021. References to Predecessor relate to the financial position and results of operations of Legacy Noble and Finco prior to, and including, February 5, 2021.
Reorganization Value and Valuation of Assets
The reorganization value represents the fair value of the Successor’s and Finco’s total assets and was derived from the enterprise value, which represents the estimated fair value of an entity’s long-term debt and equity. As set forth in the Plan, the enterprise value of the reorganized Debtors was estimated to be in the range of $1.1 billion to $1.6 billion with a midpoint of $1.3 billion. The enterprise value range was determined by using a discounted cash flow analysis and a peer group trading analysis, excluding unrestricted cash at emergence. Based on the estimates and assumptions discussed above, we estimated the enterprise value to be the midpoint of the range of estimated enterprise value of $1.3 billion.
The following table reconciles the enterprise value to the Successor common stock as of the Effective Date:

February 5, 2021
Enterprise Value	$1,300,300
Plus: Cash and cash equivalents	111,968
Less: Fair value of debt	(393,500)
Fair Value of Successor Common Stock	$1,018,768
Shares issued upon emergence	50,000
Per share value	$20.38

The following table reconciles the enterprise value to the reorganization value as of the Effective Date:

February 5, 2021
Enterprise Value	$1,300,300
Plus: Cash and cash equivalents	111,968
Plus: Non-interest bearing current liabilities	185,410
Plus: Non-interest bearing non-current liabilities	108,268
Reorganization value of Successor assets	$1,705,946
With the assistance of financial advisors, we determined the enterprise and corresponding equity value of the Successor by calculating the present value of future cash flows based on our financial projections. The enterprise value and corresponding equity value are dependent upon achieving future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, the estimates, assumptions, valuations or financial projections may not be realized and actual results could vary materially.
Valuation Process
Under the application of fresh start accounting and with the assistance of valuation experts, we conducted an analysis of the Condensed Consolidated Balance Sheet to determine if any of the Company’s net assets would require a fair value adjustment as of the Effective Date. The results of our analysis indicated that our principal assets, which include mobile offshore drilling units, certain intangibles and debt issued at emergence would require a fair value adjustment on the Effective Date. The rest of the Company’s net assets were determined to have carrying values that approximated fair value on the Effective Date. Further details regarding the valuation process is described further below.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Property, Plant and Equipment
The valuation of the Company’s mobile offshore drilling units and other related tangible assets was determined by using a combination of (1) the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives and (2) the cost to replace our drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our weighted average cost of capital (“WACC”), which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain U.S. Treasury rates, and certain risk premiums specific to the Company.
The valuation of our remaining property and equipment, including owned real estate, construction in progress assets, and other equipment essential to our operations, was determined utilizing a combination of replacement cost and market valuation approaches. Specifically, the land was valued using a sales comparison method of the market approach, in which we utilized recent sales of comparable properties to estimate the fair value on a U.S. Dollar per acre basis. The remaining property and equipment were valued using a cost approach, in which we estimated the replacement cost of the assets and applied adjustments for physical depreciation and obsolescence, where applicable, to arrive at a fair value.
Intangible Assets
At emergence, we held contracts for drilling services related to certain long-term contracts. Given the contract dayrates relative to market dayrates at the Effective Date, we determined the contracts represent favorable contract intangible assets. Based on a discounted cash flow analysis utilizing the dayrate differential between current market dayrates and the contract dayrates, and a risk-adjusted discount rate of 17%, we determined the aggregate fair value of our contracts for these certain contracts to be $113.4 million above the fair value of the contracts if they were priced at current market dayrates on the Effective Date. The dayrate differential on these contracts as compared to prior years was primarily driven by the combination of continued market oversupply of offshore drilling units, the volatility in oil and gas price and the unprecedented crude product consumption levels experienced in 2020.
Debt
The valuations of the Company’s Revolving Credit Facility and Second Lien Notes were based on relevant market data as of the Effective Date and the terms of each of the respective instruments. Considering the interest rates and implied yields for the Revolving Credit Facility and Second Lien Notes were within a range of comparable market yields (with considerations for term and seniority), fair value adjustments were recorded relating to each of the instruments .
Successor Warrants
On the Effective Date, the Company issued Tranche 1 Warrants and Tranche 2 Warrants to certain former bondholders as part of the settlement of their pre-petition claims. The Company also issued Tranche 3 Warrants to holders of the Predecessor’s ordinary shares. The fair values of the warrants on the Effective Date were determined using an options pricing model while considering the contractual terms for each respective tranche, including the mandatory exercise provisions related to Tranche 1 Warrants and Tranche 2 Warrants. The key market data assumptions for the options pricing model are the estimated volatility and the risk-free rate. The volatility assumption was estimated using market data for similar offshore drilling market participants with consideration for differences in size and leverage. The risk-free rate assumption was based on US Constant Maturity Treasury rates as of the Effective Date.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Condensed Consolidated Balance Sheet at Emergence
The adjustments set forth in the following Condensed Consolidated Balance Sheet as of February 5, 2021 reflect the consummation of the transactions contemplated by the Plan and carried out by the Company ("Reorganization Adjustments") and the fair value adjustments as a result of the application of fresh start accounting ("Fresh Start Adjustments"). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine fair values and significant assumptions or inputs.

The following table reflects the reorganization and application of ASC 852 on our condensed consolidated balance sheet as of February 5, 2021:

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets
Cash and cash equivalents	$317,962	$(205,994)	(a)	$—		$111,968
Accounts receivable, net	189,207	—		—		189,207
Taxes receivable	32,556	—		—		32,556
Prepaid expenses and other current assets	63,056	(20,302)	(b)	(10,073)	(m)	32,681
Total current assets	602,781	(226,296)		(10,073)		366,412
Intangible assets	—	—		113,389	(n)	113,389
Property and equipment, at cost	4,787,661	—		(3,631,936)	(o)	1,155,725
Accumulated depreciation	(1,221,033)	—		1,221,033	(o)	—
Property and equipment, net	3,566,628	—		(2,410,903)		1,155,725
Other assets	69,940	10,983	(c)	(10,503)	(m)	70,420
Total assets	$4,239,349	$(215,313)		$(2,318,090)		$1,705,946
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$89,215	$(7,266)	(d)	$—		$81,949
Accrued payroll and related costs	35,615	—		—		35,615
Taxes payable	34,211	—		—		34,211
Other current liabilities	64,943	21,305	(e)	(52,613)	(m)	33,635
Total current liabilities	223,984	14,039		(52,613)		185,410
Long-term debt	—	352,054	(f)	41,446	(p)	393,500
Deferred income taxes	9,303	(17,328)	(g)	29,550	(q)	21,525
Other liabilities	108,489	4,659	(h)	(26,405)	(m)	86,743
Liabilities subject to compromise	4,143,812	(4,143,812)	(i)	—		—
Total liabilities	4,485,588	(3,790,388)		(8,022)		687,178
Shareholders’ equity
Common stock (Predecessor)	2,511	(2,511)	(j)	—		—
Common stock (Successor)	—	1	(k)	—		1
Additional paid-in capital (Predecessor)	815,505	(815,505)	(j)	—		—
Additional paid-in capital (Successor)	—	1,018,767	(k)	—		1,018,767
Accumulated deficit	(1,006,351)	3,374,323	(l)	(2,367,972)	(r)	—
Accumulated other comprehensive loss	(57,904)	—		57,904	(s)	—
Total shareholders’ equity	(246,239)	3,575,075		(2,310,068)		1,018,768
Total liabilities and equity	$4,239,349	$(215,313)		$(2,318,090)		$1,705,946

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Reorganization Adjustments
(a)Represents the reorganization adjustment to cash and cash equivalents

Proceeds from Rights Offering	$200,000
Proceeds from the Revolving Credit Facility, net of issuance costs	167,361
Transfer of cash from restricted cash	300
Payment of professional service fees	(23,261)
Payment of the pre-petition revolving credit facility principal and accrued interest	(550,019)
Deconsolidation of NHUK	(300)
Payment of recurring debt fees	(75)
Change in cash and cash equivalents	$(205,994)
(b)Represents the reorganization adjustment for the following:

Payment of professional service fees from escrow	$(12,380)
Payment of Paragon litigation settlement form escrow	(7,700)
Transfer of restricted cash to cash	(300)
Adjustment to miscellaneous receivables related to the deconsolidation of NHUK upon emergence	78
Change in prepaid expenses and other current assets	$(20,302)
(c)Adjustments to other assets relates to capitalization of long-term debt issuance costs related to the Revolving Credit Facility of $11.1 million and the impact of reorganization adjustments on deferred tax assets of $(0.1) million.
(d)Adjustments to accounts payable related to the payment of professional fees $(15.2) million and the reinstatement of trade payables from liabilities subject to compromise of $8.0 million.
(e)Adjustment of $21.3 million to other current liabilities related to the reinstatement of liabilities subject to compromise.
(f)Represents $352.1 million of outstanding borrowings, net of financing costs, under the Second Lien Notes and Revolving Credit Facility.
(g)Represents the write-off of $(17.3) million deferred income taxes as the result of the Company’s tax restructuring.
(h)Represents cancellation of $(0.1) million cash-based compensation plans and the reinstatement of $4.7 million right-of-use lease liabilities.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
(i)Liabilities subject to compromise settled or reinstated in accordance with the Plan and the resulting gain were determined as follows:

4.900% senior notes due Aug. 2020	$62,535
4.625% senior notes due Mar. 2021	79,937
3.950% senior notes due Mar. 2022	21,213
7.750% senior notes due Jan. 2024	397,025
7.950% senior notes due Apr. 2025	450,000
7.875% senior notes due Feb. 2026	750,000
6.200% senior notes due Aug. 2040	393,597
6.050% senior notes due Mar. 2041	395,000
5.250% senior notes due Mar. 2042	483,619
8.950% senior notes due Apr. 2045	400,000
5.958% revolving credit facility maturing Jan. 2023	545,000
Accrued and unpaid interest	110,300
Protection and indemnity insurance liabilities	25,669
Accounts payable and other payables	8,163
Estimated loss on litigation	15,700
Lease liabilities	6,054
Total consolidated liabilities subject to compromise	4,143,812
Issuance of Successor common stock	(854,909)
Issuance of Successor warrants to certain Predecessor creditors	(141,029)
Payment of the pre-petition revolving credit facility principal and accrued interest	(550,020)
Payment of Paragon litigation settlement from escrow	(7,700)
Reinstatement of Transocean litigation liability	(8,000)
Reinstatement of protection and indemnity insurance liabilities	(11,791)
Reinstatement of trade payables and right-of-use lease liabilities	(14,216)
Gain on settlement of liabilities subject to compromise	$2,556,147

(j)Represents the cancellation of the Predecessor’s common stock of $(2.5) million and Additional paid-in capital of $(815.5) million.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
(k)Represents the reorganization adjustments to common stock and additional paid in capital

Par value of 50 million shares of new common stock issued	$1
Capital in excess of par value of 50 million issued and authorized shares of new common stock issued	875,931
Fair value of new warrants issued	142,836
Total Successor equity issued on the Effective Date	$1,018,768
(l)Represents the reorganization adjustments to accumulated deficit:

Gain on settlement of liabilities subject to compromise	$2,556,147
Professional fees and success fees	(15,017)
Write-off of unrecognized share-based compensation	(4,406)
Reorganization items, net	2,536,724
Cancellation of Predecessor common stock and additional paid-in capital	820,299
Cancellation of Predecessor cash and equity compensation plans	2,183
Issuance of Successor warrants to Predecessor equity holders	(1,807)
Deconsolidation of NHUK	(222)
Recognition of recurring debt fees	(75)
Tax impacts of reorganization	17,221
Net impact to Accumulated Deficit	$3,374,323

Fresh Start Adjustments
(m)Reflects adjustments to capitalized deferred costs, deferred revenue and pension balances due to the application of fresh start accounting as follows:

	Prepaid expenses and other current assets	Other assets	Other current liabilities	Other liabilities
Deferred contract assets and revenues	$(10,073)	$(2,616)	$(52,616)	$(20,320)
Write-off of certain financing costs	—	(6,238)	—	—
Pension assets and obligations	—	(1,010)	3	(6,085)
Fair value adjustments to other assets	—	(639)	—	—
	$(10,073)	$(10,503)	$(52,613)	$(26,405)
(n)Reflects the fair value adjustment of $113.4 million to record an intangible asset for favorable contracts with customers.
(o)Reflects the fair value adjustment of $2.4 billion to property and equipment of the Predecessor. The following table presents a comparison of the historical and new fair values upon emergence:

	Historical Value	Fair Value
Drilling equipment and facilities	$4,355,384	$1,070,931
Construction in progress	231,626	75,159
Other	200,651	9,635
Less: accumulated depreciation	(1,221,033)	—
Property and equipment, at cost	$3,566,628	$1,155,725
(p)Reflects a fair value adjustment of $41.4 million to the carrying value of the Second Lien Notes due to application of fresh start accounting.
(q)New deferred tax balances of $29.6 million were established for favorable contracts with customers due to application of fresh start accounting.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
(r)The following table summarizes the cumulative impact of the fresh start adjustments, as discussed above, the elimination of the Predecessor’s accumulated other comprehensive loss, and the adjustments required to eliminate accumulated deficit:

Fair value adjustment to Prepaid and other current assets	$(10,073)
Fair value adjustment to Intangible assets	113,389
Fair value adjustment to Property and equipment, net	(2,410,903)
Fair value adjustment to Other assets	(10,503)
Fair value adjustment to Other current liabilities	52,613
Fair value adjustment to Long-term debt	(41,446)
Fair value adjustment to Deferred income taxes	(9,829)
Fair value adjustment to Other liabilities	26,405
Derecognition of Predecessor Accumulated other comprehensive loss	(57,904)
Total fresh start adjustments included in Reorganization items, net	(2,348,251)
Tax impact of fresh start adjustments	(19,721)
Net change in accumulated deficit	$(2,367,972)
(s)Reflects $57.9 million for the derecognition of Predecessor Accumulated other comprehensive loss through Reorganization items, net.
Note 4— Accounting Pronouncements
Accounting Standards Adopted
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, which amends ASC Topic 740, Income Taxes. This update simplifies the accounting for income taxes by removing certain exceptions to general principles. The amendment is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and is required to be adopted on a retrospective basis for all periods presented.
We adopted ASU No. 2019-12, effective January 1, 2021. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 5— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble:

	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Numerator:
Basic
Net income (loss)	$(18,224)	$250,228	$(1,062,677)
Diluted
Net income (loss)	$(18,224)	$250,228	$(1,062,677)
Denominator:
Weighted average shares outstanding - basic	50,000	251,115	250,047
Weighted average shares outstanding - diluted	50,000	256,571	250,047
Per share data
Basic:
Net income (loss)	$(0.36)	$1.00	$(4.25)
Diluted:
Net income (loss)	$(0.36)	$0.98	$(4.25)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. For the period from February 6, 2021 through March 31, 2021, the period from January 1, 2021 through February 5, 2021, and the three months ended March 31, 2020, approximately 22.6 million, 0.6 million, and 12.4 million share-based awards, respectively, were excluded from diluted loss per share since the effect would have been anti-dilutive.
Share capital
Successor Share capital
On the Effective Date, pursuant to the Plan, Noble issued 50 million Ordinary Shares. Subsequent to the Effective Date, approximately 6.5 million Ordinary Shares were exchanged for Penny Warrants to purchase up to approximately 6.5 million Ordinary shares, with an exercise price of $0.01 per share. Ordinary Shares issuable upon the exercise of Penny Warrants were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants. As of March 31, 2021, Noble had approximately 43.5 million Ordinary Shares outstanding as compared to approximately 251.1 million Legacy Noble ordinary shares outstanding and trading at December 31, 2020. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the board of directors of Noble (the “Board”) may determine from time to time.
Predecessor Share capital
As discussed in “Note 2— Chapter 11 Emergence,” on the Effective Date and pursuant to the terms of the Plan, all of the Predecessor’s ordinary shares were cancelled. In accordance with the Plan, all agreements, instruments and other documents evidencing, relating to or otherwise connected with any of Legacy Noble’s equity interests outstanding prior to the Effective Date, including all equity-based awards, were cancelled and all such equity interests have no further force or effect after the Effective Date. Pursuant to the Plan, the holders of Legacy Noble’s ordinary shares outstanding prior to the Effective Date received their pro rata share of the Tranche 3 Warrants to acquire Ordinary Shares.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 6— Property and Equipment
Property and equipment, at cost consisted of the following:

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Drilling equipment and facilities	$1,085,292	$4,476,960
Construction in progress	83,591	99,812
Other	9,805	200,925
Property and equipment, at cost	$1,178,688	$4,777,697
During the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021, we recognized no impairment charges to our long-lived assets. During the three months ended March 31, 2020, we recognized a non-cash loss on impairment of $1.1 billion, related to our long-lived assets. See “Note 10— Loss on Impairment” for additional information.
Note 7— Debt
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Revolving Credit Agreement providing for the $675.0 million Revolving Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, including all of the rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Revolving Credit Agreement.
The loans outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted LIBOR or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in the Wall Street Journal, (y) the federal funds effective rate plus ½ of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin is initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and will be increased by 50 basis points after July 31, 2024, and may be increased by an additional 50 basis points under certain conditions described in the Revolving Credit Agreement.
The Borrowers are required to pay a quarterly commitment fee to each lender under the Revolving Credit Agreement, which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such lender’s commitments under the Revolving Credit Facility. The Borrowers are also required to pay customary letter of credit and fronting fees.
Borrowings under the Revolving Credit Agreement may be used for working capital and other general corporate purposes. Availability of borrowings under the Revolving Credit Agreement is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Revolving Credit Agreement) would exceed $100 million, (ii) the Consolidated First Lien Net Leverage Ratio (as defined in the Revolving Credit Agreement) would be greater than 5.50 to 1.00 and the aggregate principal amount outstanding under the Revolving Credit Facility would exceed $610 million, or (iii) the Asset Coverage Ratio (as described below) would be less than 2.00 to 1.00.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Revolving Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default exists) and (ii) certain debt issuances. Available Cash in excess of $150 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Revolving Credit Facility may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter in 2021, Adjusted EBITDA (as defined in the Revolving Credit Agreement) is not permitted to be lower than (i) $70 million for the four fiscal quarter period ending March 31, 2021, (ii) $40 million for the four fiscal quarter period ending June 30, 2021 and (iii) $25 million for the four fiscal quarter periods ending on each of September 30, 2021 and December 31, 2021;
•as of the last day of each fiscal quarter ending on or after March 31, 2022, the ratio of Adjusted EBITDA to Cash Interest Expense (as defined in the Revolving Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or after March 31, 2022 until June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•for each fiscal quarter ending on or after June 30, 2021, the ratio of (x) Asset Coverage Aggregate Rig Value (as defined in the Revolving Credit Agreement) to (y) the aggregate principal amount of loans and letters of credit outstanding under the Revolving Credit Facility (the “Asset Coverage Ratio”) as of the last day of any such fiscal quarter is not permitted to be less than 2.00 to 1.00.
The Revolving Credit Facility contains affirmative and negative covenants, representations and warranties and events of default that the Company considers customary for facilities of this type.
Second Lien Notes Indenture
On the Effective Date, pursuant to the Backstop Commitment Agreement and in accordance with the Plan, Noble and Finco consummated the Rights Offering of Second Lien Notes and associated Ordinary Shares at an aggregate subscription price of $200.0 million.
An aggregate principal amount of $216 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For the period ended March 31, 2021, we assumed we will make the next interest payment by issuing PIK Notes and accrued interest at a rate of 15%.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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
The Company had $545.0 million outstanding under the 2017 Credit Facility prior to the Effective Date. On the Effective Date, all outstanding obligations under the 2017 Credit Facility were terminated and the holders of claims under the 2017 Credit Facility had such obligations repaid using cash on hand, repaid using proceeds from the Rights Offering, or refinanced through the Revolving Credit Facility. On the Effective Date, all liens and security interests granted to secure such obligations were terminated and are of no further force and effect.
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
Senior Notes
On the Effective Date, in accordance with the Plan, all outstanding obligations under our senior notes were cancelled and the indentures governing such obligations were cancelled, except to the limited extent expressly set forth in the Plan. See “Note 2— Chapter 11 Emergence” for additional information.
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The carrying amount of the Revolving Credit Facility approximates fair value as the interest rate is variable and reflective of market rates. All remaining fair value disclosures are presented in “Note 13— Fair Value of Financial Instruments.”

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	Successor		Predecessor
	March 31, 2021 (1)		December 31, 2020 (1)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes:
11.000% Second Lien Notes due February 2028	$216,000	$226,260	$—	$—
Senior unsecured notes:
4.900% Senior Notes due August 2020	—	—	62,535	1,366
4.625% Senior Notes due March 2021	—	—	79,936	1,596
3.950% Senior Notes due March 2022	—	—	21,213	354
7.750% Senior Notes due January 2024	—	—	397,025	7,925
7.950% Senior Notes due April 2025	—	—	450,000	8,348
7.875% Senior Notes due February 2026	—	—	750,000	301,935
6.200% Senior Notes due August 2040	—	—	393,596	7,966
6.050% Senior Notes due March 2041	—	—	395,002	7,327
5.250% Senior Notes due March 2042	—	—	483,619	9,701
8.950% Senior Notes due April 2045	—	—	400,000	7,420
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	177,500	177,500	—	—
2017 Credit Facility matures January 2023	—	—	545,000	545,000
Total debt	393,500	403,760	3,977,926	898,938
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$393,500	$403,760	$—	$—
(1) At March 31, 2021, there were no unamortized debt issuance costs and discounts or premiums associated with the Second Lien Notes, and $12.5 million of unamortized debt issuance costs associated with the Revolving Credit Facility. At December 31, 2020, all unamortized debt issuance costs and discounts or premiums associated with Predecessor debt had been written off.
As discussed in “Note 1— Organization and Basis of Presentation,” since the Petition Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Accordingly, all of our long-term debt obligations were presented as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet at December 31, 2020.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 8— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2019 (Predecessor)	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(2,136)	(2,136)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(2,136)	(1,568)
Balance at 3/31/2020 (Predecessor)	$(40,067)	$(19,890)	$(59,957)

Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income (loss)	—	—	—
Balance at 3/31/2021 (Successor)	$—	$—	$—
(1)Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 12— Employee Benefit Plans” for additional information.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 9— Revenue and Customers
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts are typically range from 30 to 60 days. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Current contract assets	$846	$10,687
Noncurrent contract assets	—	3,174
Total contract assets	846	13,861

Current contract liabilities (deferred revenue)	(2,845)	(34,990)
Noncurrent contract liabilities (deferred revenue)	(8,571)	(24,896)
Total contract liabilities	$(11,416)	$(59,886)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2021 and 2020 are as follows:

	Contract Assets	Contract Liabilities
Net balance at 12/31/2019 (Predecessor)	$30,800	$(65,055)

Amortization of deferred costs	(8,799)	—
Additions to deferred costs	2,578	—
Amortization of deferred revenue	—	15,828
Additions to deferred revenue	—	(19,479)
Total	(6,221)	(3,651)

Net balance at 3/31/2020 (Predecessor)	$24,579	$(68,706)

Net balance at 12/31/2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	$(13,861)	$51,599

Net balance at 2/5/21 (Predecessor)	$—	$(8,287)

Net balance at 2/6/21 (Successor)	$—	$(8,287)

Additions to deferred costs	888	—
Amortization of deferred costs	(42)	—
Amortization of deferred revenue	—	—
Additions to deferred revenue	—	(3,129)
Total	846	(3,129)

Net balance at 3/31/2021 (Successor)	$846	$(11,416)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Customer Contract Intangible Assets
Upon emergence from the Chapter 11 Cases, the Company recognized a fair value adjustment of $113.4 million related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue for the remainder of the contracts, 18 months and 32 months, respectively. As of March 31, 2021, the net carrying amount was $104.9 million, $113.4 million gross less $8.5 million accumulated amortization. The expected remaining amortization is as follows: $43.1 million for the nine-month period ending December 31, 2021 and $43.5 million and $18.3 million for the years ending December 31, 2022 and 2023, respectively.We assess the recoverability of the unamortized balance when indicators of impairment are present. Should the review indicate that the carrying value is not fully recoverable, the portion not fully recoverable would be recognized as an impairment loss.
Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, as of March 31, 2021:

	For the Years Ended December 31,
	2021 (1)	2022	2023	2024	2025 and beyond	Total
Floaters	$56	$11,309	$51	$—	$—	$11,416
Jackups	—	—	—	—	—	—
Total	$56	$11,309	$51	$—	$—	$11,416
(1) Represents a nine-month period beginning April 1, 2021.
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2021. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Floaters	$56,048	$50,057	$125,336
Jackups	28,581	23,994	142,028
Total	$84,629	$74,051	$267,364
Note 10— Loss on Impairment
Asset Impairments
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. During the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021, no impairment was recognized on our fleet.
In connection with the preparation of our financial statements for the first quarter of 2020, we conducted a review of our fleet to determine recoverability and recognized approximately $1.1 billion in impairment charges for four floaters, and $5.5 million of impairment charges related to certain capital spare equipment. For our impaired floaters, we estimated the fair value by applying the income valuation approach utilizing significant unobservable inputs, representative of a Level 3 fair value measurement. The review included an assessment of certain assumptions, including future marketability of each unit in light of the then-current market conditions and their current technical specifications. Assumptions used in our assessment included, but were not limited to, timing of future contract awards and expected operating

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term.
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
Note 11— Income Taxes
As described in “Note 2— Chapter 11 Emergence,” in accordance with the Plan, the Predecessor’s Legacy Notes were cancelled and exchanged for Successor’s Ordinary Shares and Warrants. The cancellation of indebtedness income resulting from such restructuring transactions has significantly reduced the Company’s US tax attributes, including but not limited to NOL carryforwards. As a result of the emergence from bankruptcy, on the Effective Date, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to subject certain remaining tax attributes to an annual limitation under Section 382 of the Code.
On the Effective Date, the Company had net deferred tax liabilities in total of $21.5 million inclusive of a valuation allowance of $4.7 million. Because of the impact the cumulative operating losses have on the determination of the recoverability of deferred tax assets through future earnings and the negative evidence associated with the bankruptcy reorganization, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a new valuation allowance of $4.7 million for a portion of its deferred tax assets.
At March 31, 2021, the Company had a deferred tax asset of $0.7 million net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $17.9 million inclusive of a valuation allowance of $5.3 million.
At March 31, 2021, the reserves for uncertain tax positions totaled $34.0 million (net of related tax benefits of $0.3 million). At December 31, 2020, the reserves for uncertain tax positions totaled $42.5 million (net of related tax benefits of $0.4 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the period ended on February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release.
On the Effective Date, our income tax provision included tax expenses of $2.5 million associated with reorganization and fresh start adjustments.
During the period from February 6, 2021 to March 31, 2021, our tax provision included tax benefits of $10.1 million related to US and non-US reserve releases.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 12— Employee Benefit Plans
Pension costs include the following components for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020:

	Successor		Predecessor
	Period From February 6, 2021 through March 31, 2021		Period From January 1, 2021 through February 5, 2021		Three Months Ended March 31, 2020
	Non-US	US	Non-US	US	Non-US	US
Interest cost	$233	$1,090	$99	$621	$433	$1,892
Return on plan assets	(155)	(2,118)	(69)	(1,250)	(499)	(2,919)
Recognized net actuarial loss	—	—	1	282	3	716
Net pension benefit cost (gain)	$78	$(1,028)	$31	$(347)	$(63)	$(311)
During the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020.
Note 13— Fair Value of Financial Instruments
    The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

Successor:	March 31, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$6,742	$6,742	$—	$—

Predecessor:	December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$12,326	$12,326	$—	$—
Our cash, cash equivalents and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value. See “Note 7— Debt” for information regarding the fair value of our debt.
Note 14— Commitments and Contingencies
Tax matters
Subsequent to our filing of an Application for Tentative Refund with the Internal Revenue Service (“IRS”) under the CARES Act in the months of April and August 2020, the IRS informed us that it would be conducting a limited scope examination of the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. In the first quarter of 2020, we filed a foreign tax credit refund claim for taxable year 2009. The IRS is currently auditing taxable year 2009 in relation to our refund claim. No other taxable years are currently under audit in the US. We believe that we have accurately reported all amounts in our returns.
Audit claims of approximately $95.2 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2019 and 2020

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
and in Saudi Arabia related to tax years 2015 to 2018. We intend to vigorously defend our reported positions and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Other contingencies
Legacy Noble entered into agreements with certain of our executive officers. These agreements became effective upon a change of control of Noble (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control and were effective for three years thereafter. These agreements provided for compensation and certain other benefits under such circumstances. On the Effective Date of our emergence from the Chapter 11 Cases, the Legacy Noble agreements were superseded by new employment agreements with substantially similar terms except that the new agreements provide for certain severance benefits upon termination without cause or resignation for good reason.
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
Note 15— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our Noble restricted cash balance as of March 31, 2021, February 5, 2021 and December 31, 2020 consisted of $0.8 million, $2.0 million, and $21.7 million, respectively. Our Finco restricted cash balance as of March 31, 2021, February 5, 2021 and December 31, 2020 consisted of $0.8 million, $2.0 million and $1.7 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Accounts receivable	$10,265	$(41,344)	$(10,152)
Other current assets	3,566	17,884	15,164
Other assets	(8,169)	8,521	2,235
Accounts payable	6,642	(16,819)	(9,001)
Other current liabilities	3,192	11,428	(36,097)
Other liabilities	1,067	(5,846)	(8,706)
Total net change in assets and liabilities	$16,563	$(26,176)	$(46,557)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

	Finco
	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Accounts receivable	$10,265	$(41,344)	$(10,152)
Other current assets	550	19,398	14,667
Other assets	(8,168)	8,512	2,807
Accounts payable	6,883	(14,061)	(9,194)
Other current liabilities	3,193	11,623	(36,128)
Other liabilities	1,043	(5,936)	(13,328)
Total net change in assets and liabilities	$13,766	$(21,808)	$(51,328)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of February 5, 2021, March 31, 2021 and December 31, 2020 were $31.0 million, $38.6 million and $35.3 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2020 and December 31, 2019 were $24.7 million and $36.0 million, respectively.
On the Effective Date, an aggregate principal amount of $216.0 million of Second Lien Notes was issued, which includes the aggregate subscription price of $200.0 million, plus a backstop fee of $16.0 million which was paid in kind.
Note 16— Subsequent Events
On March 25, 2021, Noble entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pacific Drilling Company LLC (“Pacific Drilling”), pursuant to which Noble acquired Pacific Drilling in an all-stock transaction (the “Merger”) on April 15, 2021. Pursuant to the terms and conditions set forth in the Merger Agreement, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants at closing.
On April 15, 2021, in connection with the closing of the Merger, Noble entered into a Registration Rights Agreement (the “Merger Registration Rights Agreement”) with each of the holders identified therein (the “Merger RRA Holders”), pursuant to which, among other things, Noble will be required to file with the SEC a registration statement registering for resale the Ordinary Shares issuable to the Merger RRA Holders upon consummation of the Merger, and subject to certain limitations set forth therein, certain Merger RRA Holders have customary shelf, demand and piggyback registration rights. In addition, pursuant to the Merger Registration Rights Agreement, certain Merger RRA Holders have the right to require Noble, subject to certain limitations set forth therein, to effect a distribution of any or all of their Ordinary Shares by means of an underwritten offering. Noble is not obligated to effect any underwritten offering unless the dollar amount of the registrable securities of the Merger RRA Holder(s) demanding such underwritten offering to be included therein is reasonably likely to result in gross sale proceeds of at least $20 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2021, and our results of operations for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and three months ended March 31, 2020. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), and Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”).
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Finco, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the chapter 11 case with respect to all Debtors other than Legacy Noble, pending its wind down.
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
Finco was an indirect, wholly-owned subsidiary of Legacy Noble prior to the Effective Date and has been a direct, wholly-owned subsidiary of Noble since the Effective Date. Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries. As such, the terms “Predecessor” and “Successor” also refers to Finco, as the context requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, our plan to list our equity on a national securities exchange, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy (including our business strategy post-emergence from bankruptcy), impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing, benefits or results of acquisitions or dispositions (including the benefits of the Merger (as defined below), and our plans, objectives, expectations and intentions related to the Merger), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “shall,” “will,” “would” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to our emergence from bankruptcy (including but not limited to our ability to improve our operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties following emergence from bankruptcy), the Merger (including the risk that the Merger disrupts the parties’ current plans and operations as a result of the consummation of the transactions contemplated by the Merger Agreement, the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees, costs related to the Merger, changes in applicable laws or regulations, the possibility that the combined company may be adversely affected by other economic, business, and/or competitive factors and the ability of the combined company to improve its operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the US, actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations (including as a result of the change in the US presidential administration), compliance with or changes in regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the US Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information (including fleet status reports) posted there could be deemed to be material information. Except to the extent explicitly stated herein, documents and information on our website are not incorporated by reference herein.

Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, with the addition of five floaters from our acquisition of Pacific Drilling Company LLC, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups strategically deployed worldwide in both ultra-deepwater and shallow water locations. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Recent Events
Emergence from Chapter 11. On February 5, 2021 (the “Effective Date”), Legacy Noble successfully completed its financial restructuring and Legacy Noble and its debtor affiliates emerged from the Chapter 11 Cases. As a result, Noble emerged from bankruptcy on the Effective Date with a substantially delevered balance sheet and less than $400.0 million of debt. Noble’s capital structure as of the Effective Date includes a $675.0 million revolving credit facility, of which $150.0 million is drawn as of May 5, 2021, and $216.0 million of our senior secured second lien notes (the “Second Lien Notes”). On the Effective Date, Legacy Noble’s ordinary shares were cancelled and ordinary shares of Noble with a nominal value of $0.00001 per share (“Ordinary Shares”) were issued to Legacy Noble’s former bondholders. Certain former bondholders and former equity holders of Legacy Noble were also issued warrants to purchase shares of the Company. All cash payments made by the Company under the Plan on the Effective Date were funded from cash on hand, proceeds of the Rights Offering, and proceeds from the new revolving credit facility. For additional information regarding the Chapter 11 Cases and our emergence, see “Note 2— Chapter 11 Emergence” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Fresh Start Accounting. In connection with our emergence from bankruptcy, Noble and Finco qualified for and applied fresh start accounting on the Effective Date. With the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities based on their estimated fair values. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. The application of fresh start accounting resulted in new reporting entities with no beginning retained earnings or accumulated deficit. Accordingly, our financial statements and notes thereto after the Effective Date are not comparable to our financial statements and notes to prior to that date. To facilitate our discussion and analysis of our financial condition and results of operations herein, we refer to the reorganized company as the “Successor” for periods subsequent to the Effective Date, and “Predecessor” for periods prior to the Effective Date. Furthermore, our presentations herein include a “black line” division to delineate the lack of comparability between the Predecessor and Successor. To facilitate our discussion herein, we have addressed the Successor and Predecessor periods discretely and have provided comparative analysis, to the extent that it is practical, where appropriate.
Merger with Pacific Drilling. On March 25, 2021, Noble entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pacific Drilling Company LLC (“Pacific Drilling”), pursuant to which Noble acquired Pacific Drilling in an all-stock transaction (the “Merger”) on April 15, 2021. Pursuant to the terms and conditions set forth in the Merger Agreement, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants (as defined herein) at closing.
The Merger facilitates Noble's reentry into the growing West Africa and Mexico regions, and broadens our customer relationships. Noble expects to dispose of the Pacific Bora and Pacific Mistral rigs expeditiously. Subsequent to those dispositions, Noble will own and operate a high specification fleet of 24 rigs, with 12 floaters and 12 jackups.
Appointment of new director. On April 19, 2021, the board of directors of Noble, appointed Paul Aronzon to serve as a director. Mr. Aronzon will serve as a director until the next shareholder vote at the annual general meeting of shareholders of the Company in 2022. At the time of his appointment, Mr. Aronzon was named to serve on the Audit and Finance Committees of the Board.

Market Outlook
The offshore drilling industry remains highly competitive. We believe the convergence of events in 2020 and 2021, including the ongoing impacts from the COVID-19 pandemic, have lengthened an already challenging and slow recovery in our industry. Despite these challenges and demand projections, we believe that oil and gas demand will rebalance and oil and gas will remain a significant portion of the world’s energy mix. We expect that the return to stable oil demand and prices coupled with the continued attrition of rigs in the global offshore fleet will bring improved market conditions for our services.
After completing the Merger with Pacific Drilling, Noble has a fleet of 24 rigs, consisting of 12 jackups and 12 floaters. Our fleet is among the youngest, most technically advanced, and versatile fleets in the industry and is well positioned to compete as market dynamics improve. Our fleet consists predominantly of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint. We remain committed to safely and efficiently serving the needs of our customers globally.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of March 31, 2021, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
We calculate backlog for any given unit and period by multiplying the full contractual operating dayrate for such unit by the number of days remaining in the period, and include certain assumptions based on the terms of certain contractual arrangements, discussed in the notes to the table below. For the four rigs contracted with Exxon Mobil Corporation (“ExxonMobil”) mentioned below, we utilize the current market rate, adjusted for a moderate discount rate, as described in footnote (3) to the backlog table below. The reported contract drilling services backlog does not include amounts representing revenues for mobilization, demobilization and contract preparation, which are not expected to be significant to our contract drilling services revenues, amounts constituting reimbursables from customers or amounts attributable to uncommitted option periods under drilling contracts or letters of intent. Backlog herein also has not been adjusted for the non-cash amortization related to favorable customer contract intangibles which were recognized on the Effective Date.

    The table below presents the amount of our contract drilling services backlog as of March 31, 2021, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (6)
	Total	2021 (1)	2022	2023	2024	2025 - 2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,150,452	$360,074	$367,526	$140,659	$71,279	$210,914
Jackups (4)	392,278	208,125	148,414	35,739	—	—
Total	$1,542,730	$568,199	$515,940	$176,398	$71,279	$210,914
Percent of Available Days Committed (5)
Floaters		91%	65%	24%	14%	14%
Jackups		68%	32%	6%	—%	—%
Total		77%	44%	13%	5%	5%
(1)Represents a nine-month period beginning April 1, 2021. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
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
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the prevailing market rate, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of seven years related to the Noble Tom Madden, two years to each of the Noble Bob Douglas and Noble Don Taylor and eight months to the Noble Sam Croft. Under the CEA, ExxonMobil may reassign term among rigs. The aforementioned additional backlog included in the table above was estimated using the current market rate, adjusted for a moderate discount rate.
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
(6)This table does not include $125.4 million of backlog associated with assets acquired in the Merger.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the impact of the COVID-19 pandemic and related mitigation efforts on the demand for oil, current oversupply of oil, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2020.
As of March 31, 2021, ExxonMobil, Shell and Saudi Aramco represented approximately 49.4 percent, 24.3 percent and 13.8 percent of our backlog, respectively.

Strategy and Results of Operations
Our business strategy focuses on a high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world. We emphasize safe operations, environmental stewardship, and superior performance through a structured management system, the employment of qualified and well-trained crews, the care of our surroundings and the neighboring communities where we operate, and other activities advancing our environmental sustainability, social responsibility, and good governance. We also manage rig operating costs through the implementation and continuous improvement of innovative systems and processes, which includes the use of data analytics and predictive maintenance technology.
Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry, with the majority of our rigs having been delivered since 2011. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint. We do not have any newbuild rigs under construction and we have also retired, sold or otherwise fully impaired 18 drilling rigs since late 2014, due in part to advanced service lives, high cost of operation and limited customer appeal. Current market conditions could lead to us stacking or retiring additional rigs.
We continue to prioritize capital preservation and liquidity in light of the challenging market conditions. However, we will also continue to evaluate opportunities to enhance our fleet of floating and jackup rigs, particularly focusing on higher specification rigs, to meet the demands of increasingly complex drilling programs required by our customers.

Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Jackups	53%	58%	94%	342	252	1,082	$83,472	$95,212	$131,253
Floaters	83%	86%	58%	314	216	637	205,242	231,745	196,759
Total	64%	68%	77%	656	468	1,719	$141,752	$158,228	$155,526
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates have not been adjusted for the non-cash amortization related to favorable customer contract intangibles.
Results for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020
Net loss for the for the period from February 6 through March 31, 2021 was $18.2 million or $0.36 per diluted share, on operating revenues of $92.4 million. Net income for the period from January 1 through February 5, 2021 was $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million, compared to net loss for the three months ended March 31, 2020 of $1.1 billion, or $4.25 per diluted share, on operating revenues of $281.3 million.

As a result of Noble conducting substantially all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items for the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and three months ended March 31, 2020, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss). For the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and three months ended March 31, 2020, Finco’s operating loss was $5.6 million lower, operating income was $0.3 million higher and operating loss was $12.0 million lower, respectively, than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs, administration, and chapter 11 bankruptcy charges directly attributable to Noble for operations support and stewardship-related services.
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Operating revenues:
Contract drilling services	$84,629	$74,051	$267,364
Reimbursables and other (1)	7,804	3,430	13,947
	92,433	77,481	281,311
Operating costs and expenses:
Contract drilling services	79,981	46,965	161,145
Reimbursables (1)	7,044	2,737	11,684
Depreciation and amortization	14,244	20,622	101,108
General and administrative	9,548	5,727	17,839
Loss on impairments	—	—	1,119,517
	110,817	76,051	1,411,293
Operating loss	$(18,384)	$1,430	$(1,129,982)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Operating Revenues.
During the period from February 6 through March 31, 2021, contract drilling services revenues totaled $56.0 million for our floaters and $28.6 million for our jackups. Six of our seven floaters were contracted and operated the majority of the period and nine of our 12 jackups were contracted of which eight operated the entire period. One contracted rig, the Noble Scott Marks, did not operate the entire period as a result of the work suspension which began in May 2020; the suspension is expected to end with the rig returning to operations in May 2021. The other contracted rigs not operating the full period included the Noble Lloyd Noble, which completed its contract in late February 2021 and subsequently moved to the shipyard to prepare for its upcoming work in Norway, and the Noble Roger Lewis, which completed regulatory shipyard maintenance during the period. This was offset by the Noble Sam Turner commencing a new contract in early March 2021. Additionally, contract drilling revenue for the period included: (i) a reduction of $8.5 million of related to the non-cash amortization related to customer contract intangibles which were recognized on the Effective Date and (ii) lower amortizations for mobilization, pre-contract and capital recovery revenues.
During the period from January 1 through February 5, 2021, contract drilling services revenues totaled $50.1 million for our floaters and $24.0 million for our jackups. All six contracted floaters and seven of our eight contracted jackups operated the entire period. This was offset by one contracted jackup not operating the full period, the Noble Scott Marks, which was on suspension, as previously described.

During the three months ended March 31, 2020 contract drilling services revenues totaled $125.3 million for our floaters with seven of our 12 floaters contracted and operating the entire period and $142.1 million for our jackups with all 12 rigs contracted and operating a majority the period.
Operating Costs and Expenses.
During the period from February 6 through March 31, 2021, contract drilling services costs totaled $80.0 million. Reduced operating costs in the period was a result of rigs stacked during the entire period including the Noble Clyde Boudreaux, Noble Houston Colbert, Noble Hans Deul and Noble Tom Prosser. The period also included lower amortizations for mobilization and pre-contract costs and lower insurance costs.
During the period from January 1 through February 5, 2021, contract drilling services costs totaled $47.0 million. Reduced operating costs in the period was a result of rigs stacked during the entire period including the Noble Clyde Boudreaux, Noble Houston Colbert, Noble Hans Deul and Noble Tom Prosser.
During the three months ended March 31, 2020, contract drilling services costs totaled $161.1 million. Elevated operating costs for this period was a result of 19 rigs contracted and operating a majority of the quarter. In addition, this quarter included costs related to rigs that were operating or stacked and ultimately retired and sold in the second half of 2020 including the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day, Noble Joe Beall and Noble Paul Romano.
Depreciation and amortization totaled $14.2 million, $20.6 million and $101.1 million during the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020, respectively. The decline in depreciation and amortization over these periods were due to impairments of assets recognized during 2020 and to the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date.
Loss on Impairments. We recorded no loss on impairments during the period from February 6 through March 31, 2021 or the period from January 1 through February 5, 2021. We recorded a loss on impairment of $1.1 billion for the three months ended March 31, 2020. For additional information, see “Note 10— Loss on Impairment” to our condensed consolidated financial statements.
Other Income and Expenses
General and Administrative Expenses. General and administrative expenses totaled $9.5 million, $5.7 million and $17.8 million during the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020, respectively. Both the Predecessor and Successor periods in 2021 include reduced legal and professional fees not otherwise classified in Reorganization items, net.
Reorganization Items, Net. Noble incurred a net gain of $252.1 million for reorganization items during the period from January 1 through February 5, 2021. Finco incurred a net gain of $195.4 million for reorganization items during the period from January 1 through February 5, 2021. The gain was primarily the result of gains on the settlement of Liabilities subject to compromise exceeding other net reorganization charges and net charges related to fresh start accounting. No reorganization charges or income were recorded during the three months ended March 31, 2020. For additional information, see “Note 2— Chapter 11 Emergence” to our condensed consolidated financial statements.
Interest Expense. Interest expense totaled $6.9 million, $0.2 million and $70.9 million during the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020, respectively. The Predecessor period of 2021 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. The Successor period of 2021 includes interest expense on our newly issued Second Lien Notes as well as drawings on our Revolving Credit Facility. For additional information, see “Note 2— Chapter 11 Emergence” and “Note 7— Debt” to our condensed consolidated financial statements.
Income Tax Provision. We recorded an income tax benefit of $7.0 million, income tax expense of $3.4 million and income tax benefit $143.0 million during the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020, respectively. During the period from February 6, 2021 to March 31, 2021, our tax provision included tax benefits of $10.1 million related to US and non-US reserve releases. During the period ended on February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments. During the three months ended on March 31, 2020, our tax benefit included the tax impact of asset impairment of $95.6 million, the tax impact of the application of the CARES Act of $42.6 million and a non-US reserve release due to statute expiration of $4.6 million.

Liquidity and Capital Resources
As a result of the financial restructuring through the Chapter 11 Cases, Noble emerged with a new $675.0 million revolving credit facility and $216.0 million of Second Lien Notes. At emergence, Legacy Noble’s ordinary shares were cancelled and Ordinary Shares were issued to Legacy Noble’s former bondholders. Certain former bondholders and former equity holders of Legacy Noble were also issued warrants to purchase shares of the Company.
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Revolving Credit Agreement providing for the $675.0 million Revolving Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, including all of the rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Revolving Credit Agreement.
The loans outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted LIBOR or (ii) a base rate, determined as the greatest of (x) the prime loan rate as published in the Wall Street Journal, (y) the federal funds effective rate plus 1⁄2 of 1%, and (z) the reserve-adjusted one-month LIBOR plus 1%. The applicable margin is initially 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans and will be increased by 50 basis points after July 31, 2024, and may be increased by an additional 50 basis points under certain conditions described in the Revolving Credit Agreement.
The Borrowers are required to pay a quarterly commitment fee to each lender under the Revolving Credit Agreement, which accrues at a rate per annum equal to 0.50% on the average daily unused portion of such lender’s commitments under the Revolving Credit Facility. The Borrowers are also required to pay customary letter of credit and fronting fees.
Borrowings under the Revolving Credit Agreement may be used for working capital and other general corporate purposes. Availability of borrowings under the Revolving Credit Agreement is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Revolving Credit Agreement) would exceed $100.0 million, (ii) the Consolidated First Lien Net Leverage Ratio (as defined in the Revolving Credit Agreement) would be greater than 5.50 to 1.00 and the aggregate principal amount outstanding under the Revolving Credit Facility would exceed $610.0 million, or (iii) the Asset Coverage Ratio (as described below) would be less than 2.00 to 1.00.
Mandatory prepayments and, under certain circumstances, commitment reductions are required under the Revolving Credit Facility in connection with (i) certain asset sales, asset swaps and events of loss (subject to reinvestment rights if no event of default exists) and (ii) certain debt issuances. Available Cash in excess of $150.0 million is also required to be applied periodically to prepay loans (without a commitment reduction). The loans under the Revolving Credit Facility may be voluntarily prepaid, and the commitments thereunder voluntarily terminated or reduced, by the Borrowers at any time without premium or penalty, other than customary breakage costs.
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter in 2021, Adjusted EBITDA (as defined in the Revolving Credit Agreement) is not permitted to be lower than (i) $70.0 million for the four fiscal quarter period ending March 31, 2021, (ii) $40.0 million for the four fiscal quarter period ending June 30, 2021 and (iii) $25.0 million for the four fiscal quarter periods ending on each of September 30, 2021 and December 31, 2021;

•as of the last day of each fiscal quarter ending on or after March 31, 2022, the ratio of Adjusted EBITDA to Cash Interest Expense (as defined in the Revolving Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or after March 31, 2022 until June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•for each fiscal quarter ending on or after June 30, 2021, the ratio of (x) Asset Coverage Aggregate Rig Value (as defined in the Revolving Credit Agreement) to (y) the aggregate principal amount of loans and letters of credit outstanding under the Revolving Credit Facility (the “Asset Coverage Ratio”) as of the last day of any such fiscal quarter is not permitted to be less than 2.00 to 1.00.
The Revolving Credit Facility contains affirmative and negative covenants, representations and warranties and events of default that the Company considers customary for facilities of this type.
Second Lien Notes Indenture
On the Effective Date, pursuant to the Backstop Commitment Agreement and in accordance with the Plan, Noble and Finco consummated the Rights Offering of Second Lien Notes and associated Ordinary Shares at an aggregate subscription price of $200.0 million.
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For the period ended March 31, 2021, we assumed we will make the next interest payment by issuing PIK notes.
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
Sources and Uses of Cash Overview
Our principal sources of capital in the current period were cash generated from operating activities and funding from our Revolving Credit Facility and Second Lien Notes. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•fees and expenses related to the Chapter 11 Cases; and
•capital expenditures.

Net cash provided by operating activities was $18.2 million during the period from February 6 through March 31, 2021 and net cash used in operating activities was $45.4 million for the period from January 1 through February 5, 2021 and $0.8 million for the three months ended March 31, 2020. The Successor period benefited from a cash flow inflow from operating assets and liabilities, while the Predecessor had a cash outflow from operating assets and liabilities. We had working capital of $151.6 million at March 31, 2021 and $383.9 million at December 31, 2020.

Net cash used in investing activities during the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and the three months ended March 31, 2020 were $15.1 million, $14.4 million and $36.5 million, respectively. The Predecessor and Successor periods include shipyard work on the Noble Lloyd Noble and the managed pressure drilling upgrade on the Noble Don Taylor and Noble Tom Madden.
Net cash provided by financing activities was zero during the period from February 6 through March 31, 2021, net cash used in financing activities was $191.2 million during the period from January 1 through February 5, 2021 and net cash provided by financing activities was $108.6 million for the three months ended March 31, 2020. The Predecessor period included the repayment of the 2017 Credit Facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures; and
•repayments of debt and interest.
We currently expect to fund these cash flow needs with cash generated by our operations, cash on hand, borrowings under our Revolving Credit Facility. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund these cash flow needs and for other purposes.
Capital Expenditures
Capital expenditures totaled $22.9 million, $10.3 million and $25.1 million during the period from February 6 through March 31, 2021, the period from January 1 through February 5, 2021 and three months ended March 31, 2020, respectively.
Capital expenditures during the period from February 6 through March 31, 2021 consisted of the following:
•$9.5 million for sustaining capital;
•$12.9 million in major projects, including subsea and other related projects;
•$0.2 million for capitalized interest; and
•$0.3 million for rebillable capital and contract modifications.
Capital expenditures during the period from January 1 through February 5, 2021 consisted of the following:
•$1.5 million for sustaining capital;
•$2.1 million in major projects, including subsea and other related projects; and
•$6.7 million for rebillable capital and contract modifications.
Including the effects of the recent Merger, our total capital expenditure estimate for 2021 is expected to range between $180 million and $200 million, of which approximately $100 million to $110 million is currently anticipated to be spent for sustaining capital, and approximately $20 million is anticipated to be rebillable to our customers.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Share Capital
As of March 31, 2021, Noble had approximately 43.5 million shares outstanding as compared to approximately 251.1 million shares outstanding and trading at December 31, 2020.
At Legacy Noble’s 2020 Annual General Meeting, Legacy Noble’s shareholders authorized its Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at then current nominal value of $0.01 per share). Other than shares issued to Legacy Noble’s directors under the Noble Corporation 2017 Director Omnibus Plan, the authority was not used to allot shares during the year ended December 31, 2020 and expired on the Effective Date.

In accordance with the Plan, all agreements, instruments and other documents evidencing, relating to or otherwise connected with any of Legacy Noble’s equity interests outstanding prior to the Effective Date, including all equity-based awards, were cancelled and all such equity interests have no further force or effect after the Effective Date. Pursuant to the Plan, the holders of Legacy Noble’s ordinary shares, par value $0.01 per share, outstanding prior to the Effective Date received their pro rata share of the Tranche 3 Warrants to acquire Ordinary Shares. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the Board may determine from time to time.
Noble has not paid dividends since the third quarter of 2016. With respect to Legacy Noble, the declaration and payment of dividends required the authorization of the Board of Directors of Legacy Noble, provided that such dividends on issued share capital may be paid only out of Legacy Noble’s “distributable reserves” on its statutory balance sheet in accordance with UK law. Therefore, Legacy Noble was not permitted to pay dividends out of share capital, which includes share premium. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our current Board of Directors; however, at this time, we do not expect to pay any dividends in the foreseeable future.
Guarantees of Registered Securities
Finco has issued the following registered securities: the Second Lien Notes due 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility (the “Guarantors”). The guarantees are unconditional, irrevocable, joint and several senior obligations of each Guarantor and rank equally in right of payment with all future senior indebtedness of such Guarantor and effectively senior to all of such Guarantor’s unsecured senior indebtedness.
The Notes and such guarantees are secured by second priority liens on the collateral securing the obligations under the Revolving Credit Facility, including, among other things, (i) a pledge of the equity interests in Finco, (ii) pledges of the equity interests in the Guarantors and (iii) a lien on substantially all of the assets of Finco and the Guarantors (including the equity interests in substantially all of the other direct subsidiaries of Finco and the Guarantors), in each case, subject to certain exceptions and limitations (collectively, the “Collateral”). The Collateral also includes mortgages on certain rigs owned by the Company as of the Effective Date.
Note Guarantees
The guarantees by the Guarantors are unconditional, irrevocable, joint and several senior obligations of each Guarantor and rank equally in right of payment with all future senior indebtedness of such Guarantor and effectively senior to all of such Guarantor’s unsecured senior indebtedness. The guarantees rank senior in right of payment to any existing and future subordinated obligations of such Guarantor and are effectively junior to any obligations of such Guarantor that are secured by senior liens on the Collateral or secured by assets which do not constitute Collateral. Under the indenture governing the Notes, a Guarantor may be released and relieved of its obligations under its guarantee under certain circumstances, including: (1) upon Finco’s exercise of legal defeasance in accordance with the relevant provisions of the indenture governing the Notes, (2) in the event of any sale or other disposition of all of the capital stock of any Guarantor in compliance with the provisions of the indenture governing the Notes, (3) upon the dissolution or liquidation of a Guarantor, (3) with the requisite consent of the noteholders, (4) if such Guarantor is properly designated as an unrestricted subsidiary in accordance with the indenture governing the Notes, (5) upon the release or discharge of the Guarantor’s obligations under its guarantee or (6) with respect to certain future immaterial guarantors, upon a written notice from Finco to the trustee for the Notes.
Finco is a holding company with no significant operations or material assets other than the direct and indirect equity interests it holds in the Guarantors and other non-guarantor subsidiaries. Finco conducts its operations primarily through its subsidiaries. As a result, its ability to pay principal and interest on the Notes is dependent on the cash flow generated by its subsidiaries and their ability to make such cash available to Finco by dividend or otherwise. The Guarantors’ earnings will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond Finco’s control. Any payments of dividends, distributions, loans or advances to Finco by the Guarantors could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which the Guarantors operate. In the event that Finco does not receive distributions from the Guarantors, or to the extent that the earnings from, or other available assets of, the Guarantors are insufficient, Finco may be unable to make payments on the Notes.

Pledged Securities of Affiliates
Pursuant to the terms of the Notes collateral documents, the collateral agent under the indenture governing the Notes may pursue remedies, or pursue foreclosure proceedings on the Collateral (including the equity of the Guarantors and other direct subsidiaries of Finco and the Guarantors), following an event of default under the indenture governing the Notes. The collateral agent’s ability to exercise such remedies is limited by the intercreditor agreement for so long as any priority lien debt is outstanding.
The pledged equity of the Guarantors constitutes substantially all of the securities of our affiliates which have been pledged to secure the obligations under the Notes. The value of the pledged equity is subject to fluctuations based on factors that include, among other things, general economic conditions and the ability to realize on the collateral as part of a going concern and in an orderly fashion to available and willing buyers and not under distressed circumstances. There is no trading market for the pledged equity interests.
Under the terms of the documents governing the Notes (the “Notes Documents”), Finco and the Guarantors will be entitled to the release of the Collateral from the liens securing the Notes under one or more circumstances, including (1) to the extent required by or pursuant to the terms of the Notes Documents; (2) to the extent that proceeds continue to constitute Collateral, in the event that Collateral is sold, transferred, disbursed or otherwise disposed of to third parties; or (3) as otherwise provided in the Notes Documents, including the release of the priority lien on such Collateral. Upon the release of any subsidiary from its guarantee, if any, in accordance with the terms of the indenture governing the Notes, the lien on any pledged equity interests issued by such Guarantor and on any assets of such Guarantor will automatically terminate.
Guarantor Summarized Financial Information
The summarized financial information below reflect the combined accounts of the Guarantors and the non-consolidated accounts of Finco (collectively, the “Obligors”), for the dates and periods indicated. The financial information is presented on a combined basis and intercompany balances and transactions between entities in the Obligor group have been eliminated.
Summarized Balance Sheet Information:

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Current assets	$254,142	$461,587
Amounts due from non-guarantor subsidiaries, current	5,316,574	5,552,158
Noncurrent assets	1,279,943	3,590,865
Amounts due from non-guarantor subsidiaries, noncurrent	1,051,849	1,045,237
Current liabilities	152,536	159,601
Amounts due from non-guarantor subsidiaries, current	4,954,038	5,532,634
Noncurrent liabilities	456,054	120,033
Amounts due from non-guarantor subsidiaries, noncurrent	164,860	480,460

Summarized Statement of Operations Information:

	Successor (1)	Predecessor
	Obligors	Obligors
	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2020
Operating revenues	$83,948	$70,584	$258,944
Operating costs and expenses	87,662	63,255	863,051
Loss from continuing operations before income taxes	(14,691)	(2,303,528)	(620,531)
Net loss	(16,326)	(2,318,932)	(623,952)
(1)Includes operating revenue of $2.1 million, operating costs and expenses of $(2.8) million and other expense of $4.3 million attributable to transactions with non-guarantor subsidiaries for the period from February 6, 2021 through March 31, 2021; Includes operating revenue of $3.8 million, operating costs and expenses of $(1.1) million and other expense of $(1.2) million attributable to transactions with non-guarantor subsidiaries for the period from January 1, 2021 through February 5, 2021; Includes operating revenue of $26.0 million, operating costs and expenses of $6.5 million and other expense of $12.9 million attributable to transactions with non-guarantor subsidiaries for three months ended March 31, 2020.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 4— Accounting Pronouncements,” to the condensed consolidated financial statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in “Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of March 31, 2021. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of March 31, 2021. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
There were no changes in Finco’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Finco.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 14— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and the other information presented in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Risks Related to Our Business and Operations
Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could, if the Ordinary Shares are listed on a national securities exchange, adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities.
Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as our Board of Directors may determine from time to time. On April 12, 2021, there were 43,536,636 Ordinary Shares outstanding and 6,463,182 Penny Warrants (as defined herein) issued and outstanding. In addition, as of April 12, 2021, 8,332,910 Tranche 1 Warrants, 8,332,910 Tranche 2 Warrants and 2,777,698 Tranche 3 Warrants (each as defined herein) are outstanding and exercisable. On April 15, 2021, we issued approximately 16.6 million Ordinary Shares to the equity holders of Pacific Drilling in connection with the closing of the Merger. We also have 7,716,049 Ordinary Shares authorized and initially reserved for issuance pursuant to equity awards under the Noble Corporation 2021 Long-Term Incentive Plan.
A large percentage of the Ordinary Shares are held by a relatively small number of investors. We entered into (i) the Equity Registration Rights Agreement (as defined herein) with certain parties who received Ordinary Shares under the Plan and (ii) the Merger Registration Rights Agreement (as defined herein) with the Merger RRA Holders (as defined herein), in each case pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of such Ordinary Shares by them. We intend to apply for a listing of the Ordinary Shares on a national securities exchange. However, we can provide no assurance when we will apply for listing of the Ordinary Shares, whether the Ordinary Shares will be approved for listing, whether an active trading market will develop for the Ordinary Shares or as to the liquidity of such trading market for the Ordinary Shares. If the Ordinary Shares are listed on a national securities exchange, sales of a substantial number of the Ordinary Shares in the public markets, or even the perception that these sales might occur (such as upon the filing of the aforementioned registration statements), could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
We may issue Ordinary Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Ordinary Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Ordinary Shares or other securities in connection with any such acquisitions and investments.
If the Ordinary Shares are listed on a national securities exchange, we cannot predict the effect that future sales of Ordinary Shares will have on the price at which the Ordinary Shares trades or the size of future issuances of Ordinary Shares or the effect, if any, that future issuances will have on the market price of the Ordinary Shares. Sales of substantial amounts of the Ordinary Shares, or the perception that such sales could occur, may, if the Ordinary Shares are listed on a national securities exchange, adversely affect the trading price of the Ordinary Shares.

Risks Related to the Merger
The integration of Pacific Drilling into the combined company may not be as successful as anticipated, and the combined company may not achieve the intended benefits or do so within the intended timeframe.
The Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating Pacific Drilling into the combined company may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations or cash flows of Noble. Potential difficulties that may be encountered in the integration process include, among other factors:
•    the inability to successfully integrate the businesses of Pacific Drilling into the combined company, operationally and culturally, in a manner that permits Noble to achieve the full revenue and cost savings anticipated from the Merger;
•    complexities associated with managing a larger, more complex, integrated business;
•    not realizing anticipated synergies;
•    the inability to retain key employees and otherwise integrate personnel from the two companies and the loss of key employees;
•    potential unknown liabilities and unforeseen expenses associated with the Merger;
•    difficulty or inability to comply with the covenants of the debt of the combined company;
•    integrating relationships with customers, vendors and business partners;
•    performance shortfalls, including operating, safety, or environmental performance at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating Pacific Drilling’s operations into the combined company; and
•    the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Additionally, the success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining Noble’s and Pacific Drilling’s businesses. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that Noble does not currently foresee. Some of the assumptions that Noble has made, such as the achievement of certain synergies, may not be realized.
As noted above, certain shareholders own a substantial percentage of the Ordinary Shares. Certain of such shareholders may also have received additional Ordinary Shares in the Merger. As a result, the risks relating to concentrated ownership of the Ordinary Shares, described above in, “—Risks Related to Our Business and Operations—Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could, if the Ordinary Shares are listed on a national securities exchange, adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities,” would be increased.
Risks Related to the Second Lien Notes
Noble conducts substantially all of its business through Finco and its subsidiaries, and the indenture governing the Second Lien Notes contains operating and financial restrictions that may restrict Finco’s business and financing activities.
On the Effective Date, and pursuant to the terms of the Plan, Finco issued an aggregate principal amount of $216 million of Second Lien Notes. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Finco is entitled to pay interest on the Second Lien Notes in the form of PIK Notes at its option in lieu of paying cash interest. As a result, we cannot assure you that Finco will make cash interest payments on the Second Lien Notes. The payment of interest through PIK Notes will increase the amount of Finco’s indebtedness and increase the risks associated with its level of indebtedness.

Noble conducts substantially all of its business through Finco and its subsidiaries. The primary restrictive covenants contained in the indenture under which the Second Lien Notes were issued limit Finco’s ability and the ability of certain of its subsidiaries to pay dividends or make other distributions or repurchase or redeem its capital stock and certain indebtedness, create liens securing certain indebtedness, incur certain indebtedness, consolidate, merge or transfer all or substantially all of its properties and assets, enter into transactions with affiliates and dispose of assets and use proceeds from the dispositions of assets.
Finco’s ability to comply with the covenants and restrictions contained in the indenture governing the Second Lien Notes may be affected by events beyond its control. If market or other economic conditions deteriorate, Finco’s ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in the indenture governing the Second Lien Notes, if not cured or waived, could have a material adverse effect on Finco’s and our business, financial condition and results of operations. Finco’s existing and future indebtedness may have cross-default and cross-acceleration provisions. Upon the triggering of any such provision, the relevant creditor may:
•    not be required to lend any additional amounts to Finco;
•    elect to declare all borrowings outstanding due to them, together with accrued and unpaid interest and fees, to be due and payable (and, with respect to Finco’s secured indebtedness, foreclose on the collateral securing such indebtedness);
•    elect to require that all obligations accrue interest at the default rate provided therein, if such rate has not already been imposed;
•    have the ability to require Finco to apply all of its available cash to repay such borrowings; and/or
•    prevent Finco from making debt service payments under its other agreements, any of which could result in an event of default under the Second Lien Notes.
If any of Finco’s existing indebtedness were to be accelerated, there can be no assurance that it would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive to Finco than the Revolving Credit Facility or the Second Lien Notes or it may not be on terms that are acceptable to Finco.

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

2.5†
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Noble Corporation, a Cayman Islands company (“Noble”), Duke Merger Sub, LLC and Pacific Drilling Company LLC (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).

3.1	Amended and Restated Memorandum of Association of Noble (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

3.2	Amended and Restated Articles of Association of Noble (filed as Exhibit 3.2 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

3.3
Memorandum and Articles of Association of Finco, as amended by shareholder resolutions filed as Exhibit 3.2 to Noble’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 and incorporated herein by reference).

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

10.1
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

10.2†
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

10.3
Tranche 1 Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

Exhibit Number	Exhibit

10.4
Tranche 2 Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.5
Tranche 3 Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.6
Penny Warrant Agreement, dated as of February 5, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A. (filed as Exhibit 10.5 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.7
Equity Registration Rights Agreement, dated as of February 5, 2021, by and among Noble Corporation and the holders party thereto (filed as Exhibit 10.6 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.8
Notes Registration Rights Agreement, dated as of February 5, 2021, by and among Noble Finance Company and the holders party thereto (filed as Exhibit 10.7 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.9*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and Robert Eifler (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.8 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.10*
First Amendment to Executive Employment Agreement, dated as of March 11, 2021, by and between Noble Services Company LLC and Robert Eifler (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on March 11, 2021 and incorporated herein by reference).

10.11*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and Richard Barker (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.9 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.12*
Executive Employment Agreement, dated as of February 5, 2021, by and between Noble Services Company LLC and William Turcotte (including the Deed of Guaranty of Noble Corporation attached thereto) (filed as Exhibit 10.10 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.13*
Form of Indemnification Agreement, by and between Noble Corporation and its officers and directors (filed as Exhibit 10.11 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.14
Relationship Agreement, dated as of February 5, 2021, by and between Noble Corporation, the Investors and certain of the former holders of the Legacy Notes (filed as Exhibit 10.12 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

10.15*	Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on February 24, 2021 and incorporated herein by reference).

10.16*	Form of Time-Vested Restricted Stock Unit Award (Officers) under the Noble Corporation 2021 Long-Term Incentive Plan.

10.17*	Form of Time-Vested Restricted Stock Unit Award (Non-Officers) under the Noble Corporation 2021 Long-Term Incentive Plan.

Exhibit Number	Exhibit

10.18*	Form of Performance-Vested Restricted Stock Unit Award (CEO) under the Noble Corporation 2021 Long-Term Incentive Plan.

10.19*	Form of Performance-Vested Restricted Stock Unit Award (Non-CEO) under the Noble Corporation 2021 Long-Term Incentive Plan.

10.20*	Form of Director Restricted Stock Unit Award under the Noble Corporation 2021 Long-Term Incentive Plan.

10.21*	Noble Corporation 2021 Short-Term Incentive Plan (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on March 11, 2021 and incorporated herein by reference).

10.22*	Noble Corporation Summary of Director Compensation.

10.23
Form of Voting and Support Agreement, dated as of March 25, 2021, by and among Noble Corporation and each member of Pacific Drilling Company LLC party thereto (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).

10.24
Registration Rights Agreement, dated as of April 15, 2021, by and among Noble Corporation and the holders party thereto (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on April 16, 2021 and incorporated herein by reference).

22.1
List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral (filed as Exhibit 22.1 to Finco’s Registration Statement on Form S-1 (Registration No. 333-255069) and incorporated herein by reference).

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Robert W. Eifler, Finco, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Finco, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Robert W. Eifler, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Exhibit

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	May 7, 2021
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 7, 2021
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

Noble Finance Company, a Cayman Islands company

/s/ Richard B. Barker	May 7, 2021
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 7, 2021
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date