Form 10-Q
period 2021-06-30
Noble Corp; Noble Finance Co
filed 2021-08-05
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
_______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.00001 per share	NE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☑    No  ☐
Number of shares outstanding at August 2, 2021: Noble Corporation - 60,159,405
Number of shares outstanding: Noble Finance Company - 261,246,093
This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, and its wholly-owned subsidiary, Noble Finance Company, an exempted company incorporated in the Cayman Islands.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Noble Corporation (Noble) Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021, the three months ended June 30, 2021 and the three and six months ended June 30, 2020	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021, the three months ended June 30, 2021 and the three and six months ended June 30, 2020	6
	Condensed Consolidated Statements of Cash Flows for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020	7
	Condensed Consolidated Statements of Equity for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021, the three months ended June 30, 2021 and the three and six months ended June 30, 2020	8

	Noble Finance Company (Finco) Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	10
	Condensed Consolidated Statements of Operations for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021, the three months ended June 30, 2021 and the three and six months ended June 30, 2020	11
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021, the three months ended June 30, 2021 and the three and six months ended June 30, 2020	13
	Condensed Consolidated Statements of Cash Flows for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020	14
	Condensed Consolidated Statements of Equity for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021, the three months ended June 30, 2021 and the three and six months ended June 30, 2020	15

	Notes to Combined Condensed Consolidated Financial Statements	17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4	Controls and Procedures	60
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	61
Item 1A	Risk Factors	61
Item 6	Exhibits	63
	Index to Exhibits	64
	SIGNATURES	66
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$161,168	$343,332
Accounts receivable, net of allowance for credit losses of zero and $1,069, respectively	205,838	147,863
Taxes receivable	51,404	30,767
Prepaid expenses and other current assets	48,862	80,322
Total current assets	467,272	602,284
Intangible assets	90,674	—
Property and equipment, at cost	1,580,596	4,777,697
Accumulated depreciation	(38,774)	(1,200,628)
Property and equipment, net	1,541,822	3,577,069
Other assets	50,686	84,584
Total assets	$2,150,454	$4,263,937
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$124,020	$95,159
Accrued payroll and related costs	56,347	36,553
Taxes payable	37,094	36,819
Interest payable	10,127	—
Other current liabilities	43,996	49,820
Total current liabilities	271,584	218,351
Long-term debt	406,000	—
Deferred income taxes	14,645	9,292
Other liabilities	72,501	108,039
Liabilities subject to compromise	—	4,239,643
Total liabilities	764,730	4,575,325
Commitments and contingencies (Note 15)
Shareholders’ equity
Predecessor common stock, $0.01 par value, ordinary shares; 251,084 shares outstanding as of December 31, 2020	—	2,511
Successor common stock, $0.00001 par value, ordinary shares; 60,150 shares outstanding as of June 30, 2021	1	—
Additional paid-in capital	1,383,344	814,796
Accumulated deficit	2,211	(1,070,683)
Accumulated other comprehensive income (loss)	168	(58,012)
Total shareholders’ equity	1,385,724	(311,388)
Total liabilities and equity	$2,150,454	$4,263,937
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating revenues
Contract drilling services	$199,897	$220,141
Reimbursables and other	19,446	17,777
	219,343	237,918
Operating costs and expenses
Contract drilling services	188,712	144,154
Reimbursables	18,071	16,334
Depreciation and amortization	25,339	89,365
General and administrative	25,030	73,003
Merger and integration costs	6,740	—
Pre-petition charges	—	10,515
	263,892	333,371
Operating loss	(44,549)	(95,453)
Other income (expense)
Interest expense, net of amounts capitalized	(7,863)	(70,279)
Gain on bargain purchase	64,479	—
Loss on extinguishment of debt, net	—	(593)
Interest income and other, net	6,509	2,956
Income (loss) before income taxes	18,576	(163,369)
Income tax benefit	1,859	121,175
Net income (loss)	$20,435	$(42,194)
Per share data
Basic:
Net income (loss)	$0.32	$(0.17)

Diluted:
Net income (loss)	$0.30	$(0.17)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Operating revenues
Contract drilling services	$284,526	$74,051	$487,505
Reimbursables and other	27,250	3,430	31,724
	311,776	77,481	519,229
Operating costs and expenses
Contract drilling services	268,301	46,965	305,299
Reimbursables	25,115	2,737	28,018
Depreciation and amortization	39,583	20,622	193,046
General and administrative	32,957	5,727	90,842
Merger and integration costs	8,753	—	—
Pre-petition charges	—	—	10,515
Loss on impairment	—	—	1,119,517
	374,709	76,051	1,747,237
Operating income (loss)	(62,933)	1,430	(1,228,008)
Other income (expense)
Interest expense, net of amounts capitalized	(14,758)	(229)	(141,159)
Gain on bargain purchase	64,479	—	—
Gain (loss) on extinguishment of debt, net	—	—	(593)
Interest income and other, net	6,517	399	674
Reorganization items, net	—	252,051	—
Income (loss) before income taxes	(6,695)	253,651	(1,369,086)
Income tax benefit (provision)	8,906	(3,423)	264,215
Net income (loss)	$2,211	$250,228	(1,104,871)
Per share data
Basic:
Net income (loss)	$0.04	$1.00	$(4.41)

Diluted:
Net income (loss)	$0.04	$0.98	$(4.41)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Net income (loss)	$20,435	$(42,194)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(539)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero and $150 for the three months ended June 30, 2021 and 2020, respectively	168	568
Other comprehensive income, net	168	29
Comprehensive income (loss)	$20,603	$(42,165)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Net income (loss)	$2,211	$250,228	$(1,104,871)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(2,675)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero, $59 and $300 for the period from February 6, 2021 through June 30, 2021, period from January 1, 2021 through February 5, 2021 and six months ended June 30, 2020, respectively	168	224	1,136
Other comprehensive income (loss), net	168	108	(1,539)
Comprehensive income (loss)	$2,379	$250,336	$(1,106,410)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Cash flows from operating activities
Net income (loss)	$2,211	$250,228	$(1,104,871)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	39,583	20,622	193,046
Loss on impairment	—	—	1,119,517
Loss on extinguishment of debt, net	—	—	593
Gain on bargain purchase	(64,479)	—	—
Amortization of intangible asset	22,715	—	—
Reorganization items, net	—	(280,790)	—
Deferred income taxes	(8,150)	2,501	(6,846)
Amortization of share-based compensation	6,644	710	5,852
Other costs, net	(3,646)	(10,754)	(60,320)
Changes in components of working capital:
Change in taxes receivable	(8,029)	(1,789)	(121,130)
Net changes in other operating assets and liabilities	44,039	(26,176)	22,442
Net cash provided by (used in) operating activities	30,888	(45,448)	48,283
Cash flows from investing activities
Capital expenditures	(75,004)	(14,629)	(69,355)
Cash acquired in stock-based business combination	54,970	—	—
Proceeds from disposal of assets, net	30,960	194	227
Net cash provided by (used in) investing activities	10,926	(14,435)	(69,128)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—
Borrowings on credit facilities	40,000	177,500	210,000
Repayments of credit facilities	(27,500)	(545,000)	—
Repayments of debt	—	—	(101,132)
Debt issuance costs	—	(23,664)	—
Warrants exercised	271	—	—
Cash paid to settle equity compensation awards	—	—	(1,010)
Taxes withheld on employee stock transactions	—	(1)	(417)
Net cash provided by (used in) financing activities	12,771	(191,165)	107,441
Net increase (decrease) in cash, cash equivalents and restricted cash	54,585	(251,048)	86,596
Cash, cash equivalents and restricted cash, beginning of period	113,993	365,041	105,924
Cash, cash equivalents and restricted cash, end of period	$168,578	$113,993	$192,520
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 3/31/2020 (Predecessor)	250,952	$2,509	$808,881	$1,845,099	$(59,957)	$2,596,532
Employee related equity activity
Amortization of share-based compensation	—	—	2,607	—	—	2,607
Issuance of share-based compensation shares	89	1	—	—	—	1
Shares withheld for taxes on equity transactions	—	—	(5)	—	—	(5)
Net loss	—	—	—	(42,194)	—	(42,194)
Other comprehensive income, net	—	—	—	—	29	29
Balance at 6/30/2020 (Predecessor)	251,041	$2,510	$811,483	$1,802,905	$(59,928)	$2,556,970

Balance at 3/31/2021 (Successor)	43,537	$1	$1,020,785	$(18,224)	$—	$1,002,562
Employee related equity activity
Amortization of share-based compensation	—	—	4,626	—	—	4,626
Exercise of common stock warrants	13	—	271	—	—	271
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net income	—	—	—	20,435	—	20,435
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/2021 (Successor)	60,150	$1	$1,383,344	$2,211	$168	$1,385,724

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2019 (Predecessor)	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	4,842	—	—	4,842
Issuance of share-based compensation shares	1,841	18	(17)	—	—	1
Shares withheld for taxes on equity transactions	—	—	(435)	—	—	(435)
Net loss	—	—	—	(1,104,871)	—	(1,104,871)
Other comprehensive loss, net	—	—	—	—	(1,539)	(1,539)
Balance at 6/30/2020 (Predecessor)	251,041	$2,510	$811,483	$1,802,905	$(59,928)	$2,556,970

Balance at 12/31/2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net income	—	—	—	250,228	—	250,228
Other comprehensive income, net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
Balance at 2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

Balance at 2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	6,644	—	—	6,644
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Exercise of common stock warrants	13	—	271	—	—	271
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net income	—	—	—	2,211	—	2,211
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/21 (Successor)	60,150	$1	$1,383,344	$2,211	$168	$1,385,724

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor	Predecessor
	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$161,168	$343,332
Accounts receivable, net of allowance for credit losses of zero and $1,069, respectively	205,838	147,863
Accounts receivable from affiliates	—	31,214
Taxes receivable	51,404	30,767
Prepaid expenses and other current assets	41,460	50,469
Total current assets	459,870	603,645
Intangible assets	90,674	—
Property and equipment, at cost	1,580,596	4,777,697
Accumulated depreciation	(38,774)	(1,200,628)
Property and equipment, net	1,541,822	3,577,069
Other assets	50,686	84,584
Total assets	$2,143,052	$4,265,298
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$117,657	$83,649
Accrued payroll and related costs	56,347	36,516
Taxes payable	37,094	36,819
Interest payable	10,127	—
Other current liabilities	43,996	49,820
Total current liabilities	265,221	206,804
Long-term debt	406,000	—
Deferred income taxes	14,645	9,292
Other liabilities	72,344	108,039
Liabilities subject to compromise	—	4,154,555
Total liabilities	758,210	4,478,690
Commitments and contingencies (Note 15)
Shareholders’ equity
Predecessor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of December 31, 2020	—	26,125
Successor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of June 30, 2021	26,125	—
Capital in excess of par value	1,399,905	766,714
Accumulated deficit	(41,356)	(948,219)
Accumulated other comprehensive income (loss)	168	(58,012)
Total shareholders’ equity	1,384,842	(213,392)
Total liabilities and equity	$2,143,052	$4,265,298
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating revenues
Contract drilling services	$199,897	$220,141
Reimbursables and other	19,446	17,777
	219,343	237,918
Operating costs and expenses
Contract drilling services	187,877	143,669
Reimbursables	18,071	16,334
Depreciation and amortization	25,330	89,040
General and administrative	14,307	17,552
Merger and integration costs	2,950	—
	248,535	266,595
Operating loss	(29,192)	(28,677)
Other income (expense)
Interest expense, net of amounts capitalized	(7,863)	(70,279)
Loss on extinguishment of debt, net	—	(593)
Interest income and other, net	6,506	2,959
Loss before income taxes	(30,549)	(96,590)
Income tax benefit	1,859	121,176
Net income (loss)	$(28,690)	$24,586
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Operating revenues
Contract drilling services	$284,526	$74,051	$487,505
Reimbursables and other	27,250	3,430	31,724
	311,776	77,481	519,229
Operating costs and expenses
Contract drilling services	267,238	46,703	304,510
Reimbursables	25,115	2,737	28,018
Depreciation and amortization	39,573	20,631	192,149
General and administrative	18,918	5,729	24,303
Merger and integration costs	2,950	—	—
Loss on impairment	—	—	1,119,517
	353,794	75,800	1,668,497
Operating income (loss)	(42,018)	1,681	(1,149,268)
Other income (expense)
Interest expense, net of amounts capitalized	(14,758)	(229)	(141,159)
Loss on extinguishment of debt, net	—	—	(593)
Interest income and other, net	6,514	400	665
Reorganization items, net	—	195,395	—
Income (loss) before income taxes	(50,262)	197,247	(1,290,355)
Income tax benefit (provision)	8,906	(3,422)	264,216
Net income (loss)	$(41,356)	$193,825	$(1,026,139)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	June 30, 2021	June 30, 2020
Net income (loss)	$(28,690)	$24,586
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(539)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero and $150 for the three months ended June 30, 2021 and 2020, respectively	168	568
Other comprehensive income, net	168	29
Comprehensive income (loss)	$(28,522)	$24,615

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Net income (loss)	$(41,356)	$193,825	$(1,026,139)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(2,675)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero, $59 and $300 for the period from February 6, 2021 through June 30, 2021, period from January 1, 2021 through February 5, 2021 and six months ended June 30, 2020, respectively	168	224	1,136
Other comprehensive income (loss), net	168	108	(1,539)
Comprehensive income (loss)	$(41,188)	$193,933	$(1,027,678)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Cash flows from operating activities
Net income (loss)	$(41,356)	$193,825	$(1,026,139)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	39,573	20,631	192,149
Loss on impairment	—	—	1,119,517
Loss on extinguishment of debt, net	—	—	593
Amortization of intangible asset	22,715	—	—
Reorganization items, net	—	(203,490)	—
Deferred income taxes	(8,150)	2,501	(6,846)
Amortization of share-based compensation	6,644	710	5,852
Other costs, net	(3,646)	(3,054)	(105,170)
Changes in components of working capital:
Change in taxes receivable	(8,029)	(1,789)	(121,130)
Net changes in other operating assets and liabilities	42,313	(21,808)	23,925
Net cash provided by (used in) operating activities	50,064	(12,474)	82,751
Cash flows from investing activities
Capital expenditures	(75,004)	(14,629)	(69,355)
Proceeds from disposal of assets, net	30,960	194	227
Net cash used in investing activities	(44,044)	(14,435)	(69,128)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—
Borrowings on credit facilities	40,000	177,500	210,000
Repayments of credit facilities	(27,500)	(545,000)	—
Repayments of debt	—	—	(101,132)
Debt issuance costs	—	(10,139)	—
Cash contributed by parent in connection with Pacific Drilling merger	54,970	—	—
Distributions to parent company, net	(18,905)	(26,503)	(35,850)
Net cash provided by (used in) financing activities	48,565	(204,142)	73,018
Net increase (decrease) in cash, cash equivalents and restricted cash	54,585	(231,051)	86,641
Cash, cash equivalents and restricted cash, beginning of period	113,993	345,044	105,878
Cash, cash equivalents and restricted cash, end of period	$168,578	$113,993	$192,519
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 3/31/2020 (Predecessor)	261,246	$26,125	$760,790	$1,969,330	$(59,957)	$2,696,288
Distributions to parent company, net	—	—	—	(23,206)	—	(23,206)
Capital contribution by parent - share-based compensation	—	—	2,607	—	—	2,607
Net income	—	—	—	24,586	—	24,586
Other comprehensive income, net	—	—	—	—	29	29
Balance at 6/30/2020 (Predecessor)	261,246	$26,125	$763,397	$1,970,710	$(59,928)	$2,700,304

Balance at 3/31/2021 (Successor)	261,246	$26,125	$989,284	$(12,666)	$—	$1,002,743
Distributions to parent company, net	—	—	(16,146)	—	—	(16,146)
Capital contribution by parent - share-based compensation	—	—	4,626	—	—	4,626
Capital contribution by parent - Pacific Drilling merger	—	—	422,141	—	—	422,141
Net loss	—	—	—	(28,690)	—	(28,690)
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/2021 (Successor)	261,246	$26,125	$1,399,905	$(41,356)	$168	$1,384,842
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2019 (Predecessor)	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$3,757,980
Distributions to parent company, net	—	—	—	(35,850)	—	(35,850)
Capital contribution by parent - share-based compensation	—	—	5,852	—	—	5,852
Net loss	—	—	—	(1,026,139)	—	(1,026,139)
Other comprehensive loss, net	—	—	—	—	(1,539)	(1,539)
Balance at 6/30/2020 (Predecessor)	261,246	$26,125	$763,397	$1,970,710	$(59,928)	$2,700,304

Balance at 12/31/2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	710
Net income	—	—	—	193,825	—	193,825
Other comprehensive income, net	—	—	—	—	108	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(18,905)	—	—	(18,905)
Capital contribution by parent - share-based compensation	—	—	6,644	—	—	6,644
Capital contribution by parent - Pacific Drilling merger	—	—	422,141	—	—	422,141
Net loss	—	—	—	(41,356)	—	(41,356)
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/2021 (Successor)	261,246	$26,125	$1,399,905	$(41,356)	$168	$1,384,842
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, collectively with its consolidated subsidiaries (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of June 30, 2021, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups.
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
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
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

	Predecessor
	Noble	Finco
	Period From	Period From
	January 1, 2021	January 1, 2021
	through	through
	February 5, 2021	February 5, 2021
Professional fees (1)	$(28,739)	$(8,095)
Adjustments for estimated allowed litigation claims	77,300	—
Write-off of unrecognized share-based compensation	(4,406)	(4,406)
Gain on settlement of liabilities subject to compromise	2,556,147	2,556,147
Loss on fresh start adjustments	(2,348,251)	(2,348,251)
Total Reorganization items, net	$252,051	$195,395
(1)Payments of $44.2 million and $7.2 million related to professional fees have been presented as cash outflows from operating activities in our Condensed Consolidated Statements of Cash Flows for the period January 1, 2021 through February 5, 2021 for Noble and Finco, respectively.
Liabilities Subject to Compromise
From the Petition Date until the Effective Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on our Condensed Consolidated Balance Sheets prior to the Effective Date, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company has considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. The Company evaluated and adjusted the amount and classification of its pre-petition liabilities through the Effective Date.
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
The following table reconciles the enterprise value to the Successor equity as of the Effective Date:

February 5, 2021
Enterprise Value	$1,300,300
Plus: Cash and cash equivalents	111,968
Less: Fair value of debt	(393,500)
Fair Value of Successor Equity	$1,018,768

The following table reconciles the enterprise value to the reorganization value as of the Effective Date:

February 5, 2021
Enterprise Value	$1,300,300
Plus: Cash and cash equivalents	111,968
Plus: Non-interest bearing current liabilities	185,410
Plus: Non-interest bearing non-current liabilities	108,268
Reorganization value of Successor assets	$1,705,946
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Property, Plant and Equipment
The valuation of the Company’s mobile offshore drilling units and other related tangible assets was determined by using a combination of (1) the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives and (2) the cost to replace our drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our weighted average cost of capital (“WACC”), which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company.
The valuation of our remaining property and equipment, including owned real estate, construction in progress assets, and other equipment essential to our operations, was determined utilizing a combination of replacement cost and market valuation approaches. Specifically, the land was valued using a sales comparison method of the market approach, in which we utilized recent sales of comparable properties to estimate the fair value on a US Dollar per acre basis. The remaining property and equipment were valued using a cost approach, in which we estimated the replacement cost of the assets and applied adjustments for physical depreciation and obsolescence, where applicable, to arrive at a fair value.
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
Debt
The valuations of the Company’s Revolving Credit Facility and Second Lien Notes were based on relevant market data as of the Effective Date and the terms of each of the respective instruments. Considering the interest rates and implied yields for the Revolving Credit Facility and Second Lien Notes were within a range of comparable market yields (with considerations for term and seniority), fair value adjustments were recorded relating to each of the instruments.
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
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Condensed Consolidated Balance Sheet at Emergence
The adjustments set forth in the following Condensed Consolidated Balance Sheet as of February 5, 2021 reflect the consummation of the transactions contemplated by the Plan and carried out by the Company (“Reorganization Adjustments”) and the fair value adjustments as a result of the application of fresh start accounting (“Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine fair values and significant assumptions or inputs.

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
(a)Represents the reorganization adjustment to cash and cash equivalents:

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
(g)Represents the write-off of $(17.3) million deferred income taxes as the result of the Company’s internal restructuring.
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
(k)Represents the reorganization adjustments to common stock and additional paid in capital:

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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 4— Acquisitions
On April 15, 2021, Noble purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Merger”). Pursuant to the terms and conditions set forth in an Agreement and Plan of Merger dated March 25, 2021, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants at closing. The results of Pacific Drilling’s operations are included in the Company’s results of operations effective April 15, 2021. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million. In connection with this acquisition, the Company incurred $8.8 million and $6.7 million of acquisition related costs during the period from February 6 through June 30, 2021 and the three months ended June 30, 2021, respectively.
Purchase Price Allocation
The transaction has been accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations, with Noble being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Pacific Drilling and its subsidiaries have been recorded at their respective fair values as of the date of completion of the Merger and added to Noble’s. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the Merger.
Determining the fair values of the assets and liabilities of Pacific Drilling and the consideration paid requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Pacific Drilling’s mobile offshore drilling units and other related tangible assets and the fair value of the Ordinary Shares issued by Noble. The valuation of the Pacific Drilling’s mobile offshore drilling units was determined by using a combination of (1) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (2) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our weighted average cost of capital (“WACC”), which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company. The inputs and assumptions related to these assets are categorized as Level 3 in the fair value hierarchy.
As Noble was not yet trading on the New York Stock Exchange at the time of the Merger, the valuation of our Ordinary Shares issued by Noble as consideration required an analysis of the discounted cash flows expected to be generated by the drilling assets of the combined entity. These discounted cash flows were derived utilizing many of the same types of assumptions as were used in the valuation of the Noble drilling assets at emergence as well the Pacific Drilling assets. In addition, the discounted cash flows of the combined entity considered annual cost saving synergies from the operation of the Noble and Pacific Drilling assets as a single fleet, and were accordingly discounted at a market participant WACC for the combined entity. Lastly, the valuation of the Ordinary Shares considered the fair value of debt, warrants and the management incentive plan of the combined entity to arrive at the fair value of common equity. The inputs and assumptions related to the value of Noble’s Ordinary Shares are also categorized as Level 3 in the fair value hierarchy.
The Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $64.5 million and is shown as a gain on bargain purchase on Noble’s consolidated statement of operations. Management reviewed the Pacific Drilling assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of our assessment, the Company concluded that recording a gain on bargain purchase was appropriate and required under US GAAP. The bargain purchase was a result of a combination of factors, including a prolonged downturn in the drilling industry which led to challenging fundamentals for many competitors in the offshore drilling sector. The Company believes the seller was motivated to complete the transaction as the emerging market dynamics do not appear to be favorable to smaller rig fleets which operate across multiple regions.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table represents the preliminary allocation of the total purchase price of Pacific Drilling to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

Consideration:
Pacific Drilling membership interests outstanding	2,500
Exchange Ratio	6.366	15,915
Pacific Drilling warrants outstanding	441
Exchange Ratio	1.553	685
Noble Ordinary Shares issued		16,600
Fair value of Noble Ordinary Shares on April 15, 2021		$21.55
Total consideration		$357,662

Assets acquired:
Cash and cash equivalents		$54,970
Accounts receivable		17,457
Taxes receivable		1,585
Prepaid expenses and other current assets		14,081
Total current assets		88,093
Property and equipment, net		346,167
Assets held for sale		30,063
Other assets		2,631
Total assets acquired		466,954
Liabilities assumed:
Accounts payable		18,603
Other current liabilities		2,900
Accrued payroll and related costs		16,128
Taxes payable		1,951
Total current liabilities		39,582
Deferred income taxes		798
Other liabilities		4,433
Total liabilities assumed		44,813
Net assets acquired		$422,141
Gain on bargain purchase		64,479
Purchase price consideration		$357,662

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Pacific Drilling Revenue and Net Income
The following table represents Pacific Drilling’s revenue and earnings included in Noble’s consolidated statement of operations subsequent to the closing of the Merger.

	Successor
		Period From
	Three Months	February 6, 2021
	Ended	through
	June 30, 2021	June 30, 2021
Revenue	$29,948	$29,948
Net loss	$(16,333)	$(16,333)
Pro Forma Financial Information
The following unaudited pro forma summary presents the results of operations as if the Merger had occurred on February 6, 2021. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

	Successor
		Period From
	Three Months	February 6, 2021
	Ended	through
	June 30, 2021	June 30, 2021
Revenue	$225,916	$334,450
Net loss	$(48,972)	$(29,805)
Net loss per share
Basic	$(0.74)	$(0.45)
Diluted	$(0.74)	$(0.45)

The pro forma results include, among others, (i) a reduction in Pacific Drilling’s historically reported depreciation expense for adjustments to property and equipment and (ii) an adjustment to reflect the gain on bargain purchase as if the Merger had occurred on February 6, 2021.
Note 5— Accounting Pronouncements
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 6— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble:

	Successor		Predecessor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021	Three Months	Six Months
	Ended	through	through	Ended	Ended
	June 30, 2021	June 30, 2021	February 5, 2021	June 30, 2020	June 30, 2020
Numerator:
Basic
Net income (loss)	$20,435	$2,211	$250,228	$(42,194)	$(1,104,871)
Diluted
Net income (loss)	$20,435	$2,211	$250,228	$(42,194)	$(1,104,871)
Denominator:
Weighted average shares outstanding - basic	64,048	58,816	251,115	250,978	250,512
Dilutive effect of share-based awards	3,114	3,114	5,456	—	—
Dilutive effect of warrants	884	169	—	—	—
Weighted average shares outstanding - diluted	68,046	62,099	256,571	250,978	250,512
Per share data
Basic:
Net income (loss)	$0.32	$0.04	$1.00	$(0.17)	$(4.41)
Diluted:
Net income (loss)	$0.30	$0.04	$0.98	$(0.17)	$(4.41)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three Months Ended	through	through	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021	February 5, 2021	June 30, 2020	June 30, 2020
Share-based awards	—	—	556	11,600	11,600
Warrants (1)	11,104	11,104	—	—	—
(1) Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the treasury stock method.
Share capital
Successor Share capital
On the Effective Date, pursuant to the Plan, Noble issued 50 million Ordinary Shares. Subsequent to the Effective Date, approximately 6.5 million Ordinary Shares were exchanged for Penny Warrants to purchase up to approximately 6.5 million Ordinary shares, with an exercise price of $0.01 per share. Ordinary Shares issuable upon the exercise of Penny Warrants were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants. As of June 30, 2021, Noble had approximately 60.2 million Ordinary Shares outstanding as compared to approximately 251.1 million Legacy Noble ordinary shares outstanding and trading at December 31, 2020. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
having the rights as the board of directors of Noble (the “Board”) may determine from time to time.
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
Note 7— Property and Equipment
Property and equipment, at cost consisted of the following:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Drilling equipment and facilities	$1,449,585	$4,476,960
Construction in progress	120,689	99,812
Other	10,322	200,925
Property and equipment, at cost	$1,580,596	$4,777,697
During the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021, we recognized no impairment charges to our long-lived assets. During the six months ended June 30, 2020, we recognized a non-cash loss on impairment of $1.1 billion, related to our long-lived assets. See “Note 11— Loss on Impairment” for additional information.
Note 8— Debt
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Revolving Credit Agreement providing for the $675.0 million Revolving Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of June 30, 2021, we had $190.0 million of loans outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility and an additional $11.8 million in letters of credit and surety bonds issued under bilateral arrangements.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the Revolving Credit Agreement. Neither Pacific Drilling nor any of its subsidiaries is a subsidiary guarantor of the Revolving Credit Facility, and none of their assets secure the Revolving Credit Facility.
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
The Borrowers are required to pay customary quarterly commitment fees and letter of credit and fronting fees.

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
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter in 2021, Adjusted EBITDA (as defined in the Revolving Credit Agreement) is not permitted to be lower than $25.0 million for the four fiscal quarter periods ending on each of September 30, 2021 and December 31, 2021;
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
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. Neither Pacific Drilling nor any of its subsidiaries is a subsidiary guarantor of the Second Lien Notes, and none of their assets secure the Second Lien Notes.
The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Such collateral does not include any assets of, or equity interests in, Pacific Drilling or any of its subsidiaries.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For the period ended June 30, 2021, we have elected to pay the next interest payment in cash and accrued interest at a rate of 11%.
On or after February 15, 2024, Finco may redeem all or part of the Second Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Finco may also redeem the Second Lien Notes, in whole or in part, at any time and from time to time on or before February 14, 2024 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a “make-whole”

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
premium. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurs prior to (but not including) February 15, 2024, then, within 120 days of such Change of Control, Finco may elect to purchase all remaining outstanding Second Lien Notes at a redemption price equal to 106% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	Successor		Predecessor
	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes:
11.000% Second Lien Notes due February 2028	$216,000	$232,260	$—	$—
Senior unsecured notes:
4.900% Senior Notes due August 2020	—	—	62,535	1,366
4.625% Senior Notes due March 2021	—	—	79,936	1,596
3.950% Senior Notes due March 2022	—	—	21,213	354
7.750% Senior Notes due January 2024	—	—	397,025	7,925
7.950% Senior Notes due April 2025	—	—	450,000	8,348
7.875% Senior Notes due February 2026	—	—	750,000	301,935
6.200% Senior Notes due August 2040	—	—	393,596	7,966
6.050% Senior Notes due March 2041	—	—	395,002	7,327
5.250% Senior Notes due March 2042	—	—	483,619	9,701
8.950% Senior Notes due April 2045	—	—	400,000	7,420
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	190,000	190,000	—	—
2017 Credit Facility matures January 2023	—	—	545,000	545,000
Total debt	406,000	422,260	3,977,926	898,938
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$406,000	$422,260	$—	$—
At June 30, 2021, there were no unamortized debt issuance costs and discounts or premiums associated with the Second Lien Notes, and $11.8 million of unamortized debt issuance costs associated with the Revolving Credit Facility. At December 31, 2020, all unamortized debt issuance costs and discounts or premiums associated with Predecessor debt had been written off.
As discussed in “Note 1— Organization and Basis of Presentation,” from the Petition Date until the Effective Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Accordingly, all of our long-term debt obligations were presented as “Liabilities subject to compromise” on our Condensed Consolidated Balance Sheet at December 31, 2020.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 9— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three and six months ended June 30, 2020. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2019 (Predecessor)	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive loss before reclassifications	—	(2,136)	(2,136)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(2,136)	(1,568)
Balance at 3/31/2020 (Predecessor)	$(40,067)	$(19,890)	$(59,957)
Activity during period:
Other comprehensive loss before reclassifications	—	(539)	(539)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(539)	29
Balance at 6/30/2020 (Predecessor)	$(39,499)	$(20,429)	$(59,928)

Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive loss before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	—	—	—
Balance at 3/31/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	168	—	168
Balance at 6/30/2021 (Successor)	$168	$—	$168
(1)Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and the unrealized gain (loss) on foreign exchange on pension assets. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 13— Employee Benefit Plans” for additional information.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 10— Revenue and Customers
Contract Balances
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. Payment terms on invoiced amounts typically range from 30 to 60 days. Current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Other current liabilities,” respectively, and noncurrent contract assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on our Condensed Consolidated Balance Sheets.
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Current contract assets	$3,535	$10,687
Noncurrent contract assets	—	3,174
Total contract assets	3,535	13,861

Current contract liabilities (deferred revenue)	(13,062)	(34,990)
Noncurrent contract liabilities (deferred revenue)	(5,799)	(24,896)
Total contract liabilities	$(18,861)	$(59,886)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2021 and 2020 are as follows:

	Contract Assets	Contract Liabilities
Net balance at 12/31/2019 (Predecessor)	$30,800	$(65,055)

Amortization of deferred costs	(16,253)	—
Additions to deferred costs	4,796	—
Amortization of deferred revenue	—	32,071
Additions to deferred revenue	—	(30,392)
Total	(11,457)	1,679

Net balance at 6/30/2020 (Predecessor)	$19,343	$(63,376)

Net balance at 12/31/2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	$(13,861)	$51,599

Net balance at 2/5/21 (Predecessor)	$—	$(8,287)

Net balance at 2/6/21 (Successor)	$—	$(8,287)

Amortization of deferred costs	(161)	—
Additions to deferred costs	3,696	—
Amortization of deferred revenue	—	975
Additions to deferred revenue	—	(11,549)
Total	3,535	(10,574)

Net balance at 6/30/2021 (Successor)	$3,535	$(18,861)
Customer Contract Intangible Assets
Upon emergence from the Chapter 11 Cases, the Company recognized a fair value adjustment of $113.4 million related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Effective Date through the remainder of the contracts, approximately 18 months and 32 months, respectively. As of June 30, 2021, the net carrying amount was $90.7 million, $113.4 million gross less $22.7 million accumulated amortization. The expected remaining amortization is as follows: $28.8 million for the six-month period ending December 31, 2021 and $43.5 million and $18.4 million for the years ending December 31, 2022 and 2023, respectively. We assess the recoverability of the unamortized balance when indicators of impairment are present. Should the review indicate that the carrying value is not fully recoverable, the portion not fully recoverable would be recognized as an impairment loss.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, as of June 30, 2021:

	For the Years Ended December 31,
	2021 (1)	2022	2023	2024	2025 and beyond	Total
Floaters	$6,573	$12,182	$106	$—	$—	$18,861
Jackups	—	—	—	—	—	—
Total	$6,573	$12,182	$106	$—	$—	$18,861
(1) Represents a six-month period beginning July 1, 2021.
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2021. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Floaters	$135,273	$114,683
Jackups	64,624	105,458
Total	$199,897	$220,141

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Floaters	$191,321	$50,057	$240,018
Jackups	93,205	23,994	247,487
Total	$284,526	$74,051	$487,505
Note 11— Loss on Impairment
Asset Impairments
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. During the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021, no impairment was recognized on our fleet.
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
Note 12— Income Taxes
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
At June 30, 2021, the Company had a deferred tax asset of $8.8 million net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $14.6 million inclusive of a valuation allowance of $5.0 million.
At June 30, 2021, the reserves for uncertain tax positions totaled $53.2 million (net of related tax benefits of $0.3 million). At December 31, 2020, the reserves for uncertain tax positions totaled $42.5 million (net of related tax benefits of $0.4 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the period ended on February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release, tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
On the Effective Date, our income tax provision included tax expenses of $2.5 million associated with reorganization and fresh start adjustments.
As a result of the Merger, the Company recorded a net decrease of $18.4 million to Pacific Drilling’s historical tax reserve balance and a net adjustment of $2.9 million to other tax balances.
During the period from February 6, 2021 to June 30, 2021, our tax provision included tax benefits of $21.9 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $8.2 million related to various recurring items and $18.6 million related to non-US tax reserves.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 13— Employee Benefit Plans
Pension costs include the following components for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021, the three months ended June 30, 2021 and the three and six months ended June 30, 2020:

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	Non-US	US	Non-US	US
Interest cost	$349	$1,634	$430	$1,892
Return on plan assets	(232)	(3,176)	(494)	(2,919)
Recognized net actuarial loss	—	—	2	716
Net pension benefit cost (gain)	$117	$(1,542)	$(62)	$(311)

	Successor		Predecessor
	Period From February 6, 2021 through June 30, 2021		Period From January 1, 2021 through February 5, 2021		Six Months Ended June 30, 2020
	Non-US	US	Non-US	US	Non-US	US
Interest cost	$582	$2,724	$99	$621	$863	$3,784
Return on plan assets	(387)	(5,294)	(69)	(1,250)	(993)	(5,838)
Recognized net actuarial loss	—	—	1	282	4	1,432
Net pension benefit cost (gain)	$195	$(2,570)	$31	$(347)	$(126)	$(622)
During the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three and six months ended June 30, 2020, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three and six months ended June 30, 2020.
Note 14— Fair Value of Financial Instruments
    The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

Successor:	June 30, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,165	$7,165	$—	$—

Predecessor:	December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$12,326	$12,326	$—	$—
Our cash, cash equivalents and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value. See “Note 8— Debt” for information regarding the fair value of our debt.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 15— Commitments and Contingencies
Tax matters
Subsequent to our filing of an Application for Tentative Refund with the Internal Revenue Service (“IRS”) under the CARES Act in the months of April and August 2020, the IRS informed us that it would be conducting a limited scope examination of the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. In June 2021, the IRS completed its limited scope examination and did not propose any adjustments to the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. As of June 30, 2021, we expect to receive our remaining outstanding CARES Act refund of $15.0 million plus interest. In the first quarter of 2020, we filed a foreign tax credit refund claim for taxable year 2009. In June 2021, the IRS completed its audit of taxable year 2009 in relation to our refund claim and approved a refund of $24.5 million plus interest. No other taxable years are currently under audit in the US. We believe that we have accurately reported all amounts in our returns.
Audit claims of approximately $217.4 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2019 and 2020, in Saudi Arabia related to tax years 2015 to 2018 and against Pacific Drilling entities in Nigeria related to tax years 2010 to 2018. We intend to vigorously defend our reported positions and believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Note 16— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our Noble restricted cash balance as of June 30, 2021, February 5, 2021 and December 31, 2020 consisted of $7.4 million, $2.0 million, and $21.7 million, respectively. Our Finco restricted cash balance as of June 30, 2021, February 5, 2021 and December 31, 2020 consisted of $7.4 million, $2.0 million and $1.7 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Accounts receivable	$826	$(41,344)	$34,693
Other current assets	3,285	17,884	10,017
Other assets	(12,824)	8,521	3,045
Accounts payable	17,243	(16,819)	(9,713)
Other current liabilities	25,634	11,428	(8,532)
Other liabilities	9,875	(5,846)	(7,068)
Total net change in assets and liabilities	$44,039	$(26,176)	$22,442

	Finco
	Successor	Predecessor
	Period From February 6, 2021 through June 30, 2021	Period From January 1, 2021 through February 5, 2021	Six Months Ended June 30, 2020
Accounts receivable	$826	$(41,344)	$34,693
Other current assets	(683)	19,398	14,387
Other assets	(12,814)	8,512	2,292
Accounts payable	19,632	(14,061)	(11,816)
Other current liabilities	25,634	11,623	(8,563)
Other liabilities	9,718	(5,936)	(7,068)
Total net change in assets and liabilities	$42,313	$(21,808)	$23,925
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2021, February 5, 2021 and December 31, 2020 were $34.3 million, $31.0 million and $35.3 million, respectively.
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
On April 15, 2021, Noble completed the Merger, issuing 16.6 million Ordinary Shares valued at $357.7 million, in exchange for $422.1 million net assets acquired. See “Note 4— Acquisitions” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2021, and our results of operations for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and three and six months ended June 30, 2020. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), and Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), and our other filings with the US Securities and Exchange Commission (“SEC”).
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Finco, filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy (including our business strategy post-emergence from bankruptcy), impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing, benefits or results of acquisitions or dispositions (including the benefits of the Merger (as defined below), and our plans, objectives, expectations and intentions related to the Merger), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “shall,” “will,” “would” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to our emergence from bankruptcy (including but not limited to our ability to improve our operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties following emergence from bankruptcy), the Merger (including the risk that the Merger disrupts the parties’ current plans and operations as a result of the consummation of the transactions contemplated by the Merger Agreement, the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees, costs related to the Merger, changes in applicable laws or regulations, the possibility that the combined company may be adversely affected by other economic, business, and/or competitive factors and the ability of the combined company to improve its operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the US, actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations (including as a result of the change in the US presidential administration), compliance with or changes in regulatory requirements, violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
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

Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. As of the filing date of this Quarterly Report on Form 10-Q, with the addition of five floaters from our acquisition of Pacific Drilling Company LLC, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups strategically deployed worldwide, focused on both ultra-deepwater and shallow water locations. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Recent Events
Emergence from Chapter 11. On February 5, 2021 (the “Effective Date”), Legacy Noble successfully completed its financial restructuring and Legacy Noble and its debtor affiliates emerged from the Chapter 11 Cases. As a result, Noble emerged from bankruptcy on the Effective Date with a substantially delevered balance sheet and less than $400.0 million of debt. Noble’s capital structure as of the Effective Date includes a $675.0 million revolving credit facility, of which $190.0 million is drawn as of June 30, 2021, and $216.0 million of our senior secured second lien notes (the “Second Lien Notes”). On the Effective Date, Legacy Noble’s ordinary shares were cancelled and ordinary shares of Noble with a nominal value of $0.00001 per share (“Ordinary Shares”) were issued to Legacy Noble’s former bondholders. Certain former bondholders and former equity holders of Legacy Noble were also issued warrants to purchase shares of the Company. All cash payments made by the Company under the Plan on the Effective Date were funded from cash on hand, proceeds of the Rights Offering, and proceeds from the new revolving credit facility. For additional information regarding the Chapter 11 Cases and our emergence, see “Note 2— Chapter 11 Emergence” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Merger with Pacific Drilling. On March 25, 2021, Noble entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pacific Drilling Company LLC (“Pacific Drilling”), pursuant to which Noble acquired Pacific Drilling in an all-stock transaction (the “Merger”) on April 15, 2021. Pursuant to the terms and conditions set forth in the Merger Agreement, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants (as defined herein) at closing. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million.
The Merger provides incremental capacity to serve existing customers in the floater market, broadens our customer relationships and facilitates Noble's reentry into the growing West Africa and Mexico regions. Noble disposed of the Pacific Bora and Pacific Mistral rigs in June 2021. As of June 30, 2021, Noble owns and operates a high specification fleet of 24 rigs, with 12 floaters and 12 jackups. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Appointment of new director. On April 19, 2021, the board of directors of Noble appointed Paul Aronzon to serve as a director. Mr. Aronzon will serve as a director until the next shareholder vote at the annual general meeting of shareholders of the Company in 2022. At the time of his appointment, Mr. Aronzon was named to serve on the Audit and Finance Committees of the Board.
NYSE Listing. On June 9, 2021, our Ordinary Shares began trading on the New York Stock Exchange under the symbol “NE.”

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
After completing the Merger with Pacific Drilling, Noble has a fleet of 24 rigs, consisting of 12 jackups and 12 floaters. Our fleet is among the youngest, most technically advanced, and versatile fleets in the industry and is well positioned to compete as market dynamics improve. Our fleet consists predominantly of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint. We remain committed to safely and efficiently serving the needs of our customers globally. The performance of certain market indicators this year signals the industry could be in the early stages of recovery; however, confirmation remains dependent on sustaining this improvement over a longer time horizon.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of June 30, 2021, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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

    The table below presents the amount of our contract drilling services backlog as of June 30, 2021, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2021 (1)	2022	2023	2024	2025 - 2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,160,215	$317,950	$487,380	$140,659	$71,279	$142,947
Jackups	357,647	145,833	177,824	33,990	—	—
Total	$1,517,862	$463,783	$665,204	$174,649	$71,279	$142,947
Percent of Available Days Committed (4)
Floaters		71%	52%	14%	8%	6%
Jackups		72%	39%	6%	—%	—%
Total		72%	45%	10%	4%	3%
(1)Represents a six-month period beginning July 1, 2021. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
(2)Two of our long-term drilling contracts with Royal Dutch Shell plc (“Shell”), the Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. ~~E~~ach of the contracts now has a contractual dayrate floor of $275,000 per day. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at its respective dayrate floor for the remaining contract term.
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of five and a half years related to the Noble Tom Madden and one and a half years to each of the Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign term among rigs. The aforementioned additional backlog included in the table above for periods where the rate is yet to be determined is estimated by using the most recently negotiated CEA rate.
(4)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.
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
As of June 30, 2021, ExxonMobil, Shell and Saudi Arabian Oil Company represented approximately 46.5 percent, 21.4 percent and 12.1 percent of our backlog, respectively.

Strategy and Results of Operations
Our business strategy focuses on a high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world. We emphasize safe operations, environmental stewardship, and superior performance through a structured management system, the employment of qualified and well-trained crews and onshore support staff, the care of our surroundings and the neighboring communities where we operate, and other activities advancing our environmental sustainability, social responsibility, and good governance. We also manage rig operating costs through the implementation and continuous improvement of innovative systems and processes, which includes the use of data analytics and predictive maintenance technology.
Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry, with the majority of our rigs having been delivered since 2011. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint. We do not have any newbuild rigs under construction and we have also retired, sold or otherwise fully impaired 20 drilling rigs since late 2014, due in part to advanced service lives, high cost of operation and limited customer appeal. Market conditions could lead to us stacking, retiring or otherwise disposing of additional rigs.
We continue to prioritize capital preservation and liquidity in light of the challenging market conditions. However, we will also continue to evaluate opportunities to enhance our fleet of floating and jackup rigs, particularly focusing on higher specification rigs, to meet the demands of increasingly complex drilling programs required by our customers.

Results for the Three Months Ended June 30, 2021 and 2020
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The COVID-19 pandemic and related mitigation efforts, coupled with production level disagreements among OPEC+ members along with the energy transition, have had, and could continue to have, a material negative impact on our business and results of operations. These conditions had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, which resulted in and could result in contract terminations and customers seeking to re-negotiate contracts to secure price reductions. Additionally, restrictions on travel have resulted in delays in moving personnel, materials and equipment of our own and of our customers and suppliers, to and from our drilling rigs, which increases rig downtime and may result in decreases in or loss of dayrates. The occurrence of any such events with respect to our customers, contracts or suppliers will reduce our contract backlog, average dayrates and rig utilization. The extent of such impact will depend on future developments, which we cannot predict at this time.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Floaters	68%	53%	690	584	216,663	196,489
Jackups	69%	65%	752	709	85,938	148,781
Total	68%	59%	1,442	1,293	$148,509	$170,325
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

Net income for the three months ended June 30, 2021 was $20.4 million or $0.30 per diluted share, on operating revenues of $219.3 million compared to a net loss for the three months ended June 30, 2020 of $42.2 million, or $(0.17) per diluted share, on operating revenues of $237.9 million.
As a result of Noble conducting substantially all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items for the three months ended June 30, 2021 and June 30, 2020, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss) and the gain on bargain purchase. For the three months ended June 30, 2021 and June 30, 2020, Finco’s operating loss was $15.4 million and $66.8 million lower, respectively, than that of Noble. The operating loss difference is primarily a result of expenses related to corporate legal costs and administration and a $46.5 million charge related to litigation in the Predecessor period.
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating revenues:
Contract drilling services	$199,897	$220,141
Reimbursables and other (1)	19,446	17,777
	219,343	237,918
Operating costs and expenses:
Contract drilling services	188,712	144,154
Reimbursables (1)	18,071	16,334
Depreciation and amortization	25,339	89,365
General and administrative	25,030	73,003
Pre-petition charges	—	10,515
Merger and integration costs	6,740	—
	263,892	333,371
Operating loss	$(44,549)	$(95,453)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Operating Revenues
During the three months ended June 30, 2021, contract drilling services revenues totaled $135.3 million for our floaters and $64.6 million for our jackups. Nine of our 12 floaters were contracted of which eight operated the majority of the period and 10 of our 12 jackups were contracted of which eight operated the majority of the period. The Pacific Santa Ana and Pacific Sharav were acquired in the Merger and the Noble Scott Marks returned to operations in early June 2021 following the end of its suspension which began in May 2020. In April 2021, the Noble Sam Croft began its contract in Guyana, bringing our presence there to four rigs. The other contracted rigs not operating the full period included the Noble Clyde Boudreaux, Noble Tom Prosser and Noble Hans Deul, which commenced new contracts in late June 2021, early May 2021 and early April 2021, respectively. The Noble Sam Hartley was warm stacked in early May 2021 and the Noble Lloyd Noble was in the shipyard preparing for its new contract. Additionally, contract drilling services revenues for the period included: (i) a reduction of $14.3 million related to the non-cash amortization related to customer contract intangibles which were recognized on the Effective Date and (ii) lower amortizations for mobilization, pre-contract and capital recovery revenues.

During the three months ended June 30, 2020, contract drilling services revenues totaled $114.7 million for our floaters with six floaters contracted and operating the entire period and $105.5 million for our jackups with seven jackups contracted and operating a majority the period. The Noble Tom Prosser and Noble Tom Madden were placed on special standby rates during this period due to the effects of the COVID-19 pandemic. Rigs that were warm stacked for a part of or the entire three months included the Noble Hans Duel, Noble Houston Colbert, Noble Sam Hartley and Noble Sam Turner.
Operating Costs and Expenses
During the three months ended June 30, 2021, contract drilling services costs, which includes our local administrative and operations support, totaled $188.7 million. Nine of our 12 floaters were contracted, of which eight operated the majority of the period and 10 of our 12 jackups were contracted, of which eight operated the majority of the period. Operating costs increased within the period, primarily as a result of the new rigs that were acquired in the Merger. The period also included costs for the Noble Lloyd Noble preparing for its new contract in Norway that starts in the third quarter of 2021. The Noble Houston Colbert and Noble Sam Hartley were warm stacked for the entire period and in early May 2021, respectively.
During the three months ended June 30, 2020, contract drilling services costs totaled $144.2 million. Operating costs for this period included 13 rigs which were contracted and operating a majority of the quarter. In addition, this quarter included costs related to rigs that were operating or stacked and ultimately retired and sold in the second half of 2020, including the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day, Noble Joe Beall and Noble Paul Romano. The Noble Tom Prosser and Noble Tom Madden were placed on special standby rates during this period due to the effects of the COVID-19 pandemic. Rigs that were warm stacked for a part of or the entire three months included the Noble Hans Duel, Noble Houston Colbert, Noble Sam Hartley and Noble Sam Turner.
Depreciation and amortization. Depreciation and amortization totaled $25.3 million and $89.4 million during the three months ended June 30, 2021 and the three months ended June 30, 2020, respectively. Depreciation during the Successor period was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date and has increased due to the rigs acquired from the Merger. Depreciation during the Predecessor period declined due to impairments of assets recognized during the first quarter of 2020.
General and Administrative Expenses. General and administrative expenses totaled $25.0 million and $73.0 million during the three months ended June 30, 2021 and the three months ended June 30, 2020, respectively. The Successor period included $4.7 million of tax professional fees incurred in connection with successfully obtaining a tax refund. The Predecessor period included $54.0 million of charges related to litigation that has been settled.
Pre-Petition Charges. Noble incurred $10.5 million of pre-petition charges during the three months ended June 30, 2020. These costs relate to attorneys, financial advisors and other professional fees incurred in connection with the Chapter 11 Cases.
Merger and integration costs. Noble incurred $6.7 million of merger and integration costs in connection with the Merger during the three months ended June 30, 2021. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Other Income and Expenses
Interest Expense. Interest expense totaled $7.9 million and $70.3 million during the three months ended June 30, 2021 and the three months ended June 30, 2020, respectively. The three months ended June 30, 2021 included interest expense on our Second Lien Notes as well as borrowings under our Revolving Credit Facility. For additional information, see “Note 2— Chapter 11 Emergence” and “Note 8— Debt” to our condensed consolidated financial statements.
Gain on Bargain Purchase. Noble recognized a $64.5 million gain on the bargain purchase of Pacific Drilling during the three months ended June 30, 2021. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Income Tax Provision. We recorded an income tax benefit of $1.9 million and $121.2 million during the three months ended June 30, 2021 and the three months ended June 30, 2020, respectively.
During the three months ended June 30, 2021, our tax provision included tax benefits of $11.8 million related to a US reserve release, $12.6 million related to a US tax refund, $1.2 million related primarily to deferred tax adjustments partially offset by approximately $5.1 million of recurring tax expense and other tax expense of $18.6 million related to non-US tax reserves.
During the three months ended June 30, 2020, our tax benefit included the tax impact of the settlement of the uncertain tax positions related to the 2012-2017 US tax audit of $111.9 million and approximately $9.0 million of other recurring tax benefits.

Results for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020
Net income for the period from February 6 through June 30, 2021 was $2.2 million, or $0.04 per diluted share, on operating revenues of $311.8 million. Net income for the period from January 1 through February 5, 2021 was $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million, compared to a net loss for the six months ended June 30, 2020 of $1,104.9 million, or $4.41 per diluted share, on operating revenues of $519.2 million.
As a result of Noble conducting all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items between the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating loss and the gain on bargain purchase. For the period from February 6 through June 30, 2021 and the six months ended June 30, 2020, Finco’s operating losses were $20.9 million and $78.7 million lower, respectively, than that of Noble. The operating loss difference is primarily a result of expenses related to corporate legal costs and administration and a $46.5 million charge related to litigation in the Predecessor period. During the period from January 1 through February 5, 2021, Finco’s operating income was $0.3 million lower than that of Noble.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The COVID-19 pandemic and related mitigation efforts, coupled with production level disagreements among OPEC+ members along with the energy transition, have had, and could continue to have, a material negative impact on our business and results of operations. These conditions had significant adverse consequences for the financial condition of our customers, and uncertainty about the financial viability of offshore projects, which resulted in and could continue to result in contract terminations and customers seeking to re-negotiate contracts to secure price reductions. Additionally, restrictions on travel have resulted in delays in moving personnel, materials and equipment of our own and of our customers and suppliers, to and from our drilling rigs, which increases rig downtime and may result in decreases in or loss of dayrates. The occurrence of any such events with respect to our customers, contracts or suppliers will reduce our contract backlog, average dayrates and rig utilization. The extent of such impact will depend on future developments, which we cannot predict at this time.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	Period From February 6, 2021 through June 30, 2021	Period From January 1, 2021 through February 5, 2021	Six Months Ended June 30, 2020	Period From February 6, 2021 through June 30, 2021	Period From January 1, 2021 through February 5, 2021	Six Months Ended June 30, 2020	Period From February 6, 2021 through June 30, 2021	Period From January 1, 2021 through February 5, 2021	Six Months Ended June 30, 2020
Floaters	72%	86%	56%	1,004	216	1,221	213,184	231,745	196,630
Jackups	63%	58%	80%	1,094	252	1,791	85,196	95,212	138,190
Total	67%	68%	68%	2,098	468	3,012	$146,445	$158,228	$161,877
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Six Months Ended
	June 30, 2021	February 5, 2021	June 30, 2020
Operating revenues:
Contract drilling services	$284,526	$74,051	$487,505
Reimbursables and other (1)	27,250	3,430	31,724
	311,776	77,481	519,229
Operating costs and expenses:
Contract drilling services	268,301	46,965	305,299
Reimbursables (1)	25,115	2,737	28,018
Depreciation and amortization	39,583	20,622	193,046
General and administrative	32,957	5,727	90,842
Pre-petition charges	—	—	10,515
Merger and integration costs	8,753	—	—
Loss on impairments	—	—	1,119,517
	374,709	76,051	1,747,237
Operating income (loss)	$(62,933)	$1,430	$(1,228,008)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Operating Revenues
During the period from February 6 through June 30, 2021, contract drilling services revenues totaled $191.3 million for our floaters and $93.2 million for our jackups. Six of our 12 floaters were contracted and operated the majority of the period and seven of our 12 jackups were contracted and operated the majority of the period. The Pacific Santa Ana and Pacific Sharav were acquired in the Merger and the Noble Scott Marks returned to operations in early June 2021 following the end of its suspension, which began in May 2020. In April 2021, the Noble Sam Croft began its contract in Guyana, bringing our presence there to four rigs. The other contracted rigs not operating the full period included the Noble Clyde Boudreaux, Noble Tom Prosser, Noble Hans Deul and Noble Sam Turner, which commenced new contracts in late June 2021, early May 2021, early April 2021 and early March 2021, respectively. The Noble Lloyd Noble completed its contract in late February 2021 and subsequently moved to the shipyard to prepare for its upcoming work in Norway, the Noble Roger Lewis, completed regulatory shipyard maintenance during the period and the Noble Sam Hartley was warm stacked in early May 2021. Additionally, contract drilling revenue for the period included: (i) a reduction of $22.7 million of related to the non-cash amortization related to customer contract intangibles which were recognized on the Effective Date and (ii) lower amortizations for mobilization, pre-contract and capital recovery revenues.
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

During the six months ended June 30, 2020, contract drilling services revenues totaled $240.0 million for our floaters with seven floaters contracted and operating a majority of the period and $247.5 million for our jackups with 10 jackups contracted and operating a majority of the period. The Noble Tom Prosser and Noble Tom Madden were placed on special standby rates during this period due to the effects of the COVID-19 pandemic. Rigs that were warm stacked for a part of or the entire six months included the Noble Hans Duel, Noble Houston Colbert, Noble Sam Hartley and Noble Sam Turner. The Noble Joe Beall was stacked after completing its final contract and was retired during the first quarter of 2020.
Operating Costs and Expenses
During the period from February 6 through June 30, 2021, contract drilling services costs, which includes our local administrative and operations support, totaled $268.3 million. Six of our 12 floaters were contracted and operated the majority of the period and seven of our 12 jackups were contracted and operated the majority of the period. Operating costs within the period increased due to the new rigs which were acquired in the Merger and the Noble Lloyd Noble preparing for its new contract in Norway that starts in the third quarter of 2021. This was partially offset by decreased operating costs as a result of the Noble Houston Colbert being warm stacked in early May 2021.
During the period from January 1 through February 5, 2021, contract drilling services costs totaled $47.0 million. Reduced operating costs in the period was a result of rigs stacked during the entire period including the Noble Clyde Boudreaux, Noble Houston Colbert, Noble Hans Deul and Noble Tom Prosser.
During the six months ended June 30, 2020, contract drilling services costs totaled $305.3 million. Operating costs for this period included costs related to 17 rigs which were contracted and operating a majority of the period. In addition, this quarter also included costs related to rigs that were operating or stacked and ultimately retired and sold in the second half of 2020, including the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day, Noble Joe Beall and Noble Paul Romano. The Noble Tom Prosser and Noble Tom Madden were placed on special standby rates during this period due to the effects of the COVID-19 pandemic. The Noble Hans Duel was also warm stacked for a majority of this period contributing to a reduction in costs.
Depreciation and amortization. Depreciation and amortization totaled $39.6 million, $20.6 million, and $193.0 million during the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020, respectively. Depreciation during February 6 through June 30, 2021 was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date and has increased due to the rigs acquired from the Merger. Depreciation during the six months ended June 30, 2020 declined due to impairments of assets recognized during the first quarter of 2020.
Loss on Impairments. We recorded no loss on impairments during the period from February 6 through June 30, 2021 or the period from January 1 through February 5, 2021. We recorded a loss on impairment of $1.1 billion for the six months ended June 30, 2020. For additional information, see “Note 11— Loss on Impairment” to our condensed consolidated financial statements.
General and Administrative Expenses. General and administrative expenses totaled $33.0 million, $5.7 million and $90.8 million during the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020, respectively. The Predecessor period included $54.0 million of charges related to litigation that has been settled.
Pre-Petition Charges. Noble incurred $10.5 million of pre-petition charges during the six months ended June 30, 2020. These costs relate to attorneys’ and financial advisors’ fees and other professional fees incurred in connection with the Chapter 11 Cases.
Merger and integration costs. Noble incurred $8.8 million of merger and integration costs in connection with the Merger during the period from February 6 through June 30, 2021. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Other Income and Expenses
Reorganization Items, Net. Noble incurred a net gain of $252.1 million for reorganization items during the period from January 1 through February 5, 2021. Finco incurred a net gain of $195.4 million for reorganization items during the period from January 1 through February 5, 2021. The gain was primarily the result of gains on the settlement of Liabilities subject to compromise exceeding other net reorganization charges and net charges related to fresh start accounting. No reorganization charges or income were recorded during the six months ended June 30, 2020. For additional information, see “Note 2— Chapter 11 Emergence” to our condensed consolidated financial statements.
Interest Expense. Interest expense totaled $14.8 million, $0.2 million and $141.2 million during the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020, respectively. The Predecessor period of 2021 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. The Successor period of 2021 includes interest expense on our newly issued Second Lien Notes as well as borrowings under our Revolving Credit Facility. For additional information, see “Note 2— Chapter 11 Emergence” and “Note 8— Debt” to our condensed consolidated financial statements.
Gain on Bargain Purchase. Noble recognized a $64.5 million gain on the bargain purchase of Pacific Drilling during the period from February 6 through June 30, 2021. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Income Tax Benefit. We recorded an income tax benefit of $8.9 million, income tax expense of $3.4 million and income tax benefit $264.2 million during the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the six months ended June 30, 2020, respectively.
During the period from February 6, 2021 to June 30, 2021, our tax provision included tax benefits of $21.9 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $8.2 million related to various recurring items and $18.6 million related to non-US tax reserves.
During the period ended on February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
During the six months ended on June 30, 2020, our tax benefit included the tax effect from asset impairments of $95.6 million, the tax impact of the application of the CARES Act of $42.6 million, a non-US reserve release due to a statute expiration of $4.6 million and the settlement of the uncertain tax positions related to the 2012-2017 US tax audit of $111.9 million and approximately $9.0 million of other recurring tax benefits.
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
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Revolving Credit Agreement providing for the $675.0 million Revolving Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of June 30, 2021, we had $190.0 million of loans outstanding and $9.7 million of letters of credit issued under the Revolving Credit Facility and an additional $11.8 million in letters of credit and surety bonds issued under bilateral arrangements.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the Revolving Credit Agreement. Neither Pacific Drilling nor any of its subsidiaries is a subsidiary guarantor of the Revolving Credit Facility, and none of their assets secure the Revolving Credit Facility.
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
The Borrowers are required to pay customary quarterly commitment fees and letter of credit and fronting fees.

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
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of the last day of each fiscal quarter in 2021, Adjusted EBITDA (as defined in the Revolving Credit Agreement) is not permitted to be lower than $25.0 million for the four fiscal quarter periods ending on each of September 30, 2021 and December 31, 2021;
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
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. Neither Pacific Drilling nor any of its subsidiaries is a subsidiary guarantor of the Second Lien Notes, and none of their assets secure the Second Lien Notes.
The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Such collateral does not include any assets of, or equity interests in, Pacific Drilling or any of its subsidiaries.
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For the period ended June 30, 2021, we have elected to pay the next interest payment in cash and accrued interest at a rate of 11%.
On or after February 15, 2024, Finco may redeem all or part of the Second Lien Notes at fixed redemption prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Finco may also redeem the Second Lien Notes, in whole or in part, at any time and from time to time on or before February 14, 2024 at a redemption price equal to 106% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date, plus a “make-whole”

premium. Notwithstanding the foregoing, if a Change of Control (as defined in the Second Lien Notes Indenture) occurs prior to (but not including) February 15, 2024, then, within 120 days of such Change of Control, Finco may elect to purchase all remaining outstanding Second Lien Notes at a redemption price equal to 106% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.
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
Net cash provided by operating activities was $30.9 million during the period from February 6 through June 30, 2021, net cash used in operating activities was $45.4 million for the period from January 1 through February 5, 2021 and net cash provided by operating activities was $48.3 million for the six months ended June 30, 2020. The Successor period benefited from a cash flow inflow from operating assets and liabilities, while the Predecessor had a cash outflow from operating assets and liabilities. We had working capital of $195.7 million at June 30, 2021 and $383.9 million at December 31, 2020.
Net cash provided by investing activities was $10.9 million during the period from February 6 through June 30, 2021, net cash used in investing activities was $14.4 million during the period from January 1 through February 5, 2021 and net cash used in investing activities was $69.1 million during the six months ended June 30, 2020. The Predecessor and Successor periods include shipyard work on the Noble Lloyd Noble and the managed pressure drilling upgrade on the Noble Don Taylor and Noble Tom Madden. The Successor period also includes cash acquired from the Merger and proceeds from the sale of the Pacific Bora and Pacific Mistral in late June 2021.
Net cash provided by financing activities was $12.8 million during the period from February 6 through June 30, 2021, net cash used in financing activities was $191.2 million during the period from January 1 through February 5, 2021 and net cash provided by financing activities was $107.4 million for the six months ended June 30, 2020. The Predecessor period included the repayment of the 2017 Credit Facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility. The Successor period includes net borrowings on the Revolving Credit Facility.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures; and
•repurchase, redemptions or repayments of debt and interest.
We may, from time to time, redeem, repurchase or otherwise acquire our outstanding Second Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, or borrowings under our Revolving Credit Facility. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Capital Expenditures
Capital expenditures totaled $80.7 million, $10.3 million and $65.4 million during the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and six months ended June 30, 2020, respectively.
Capital expenditures during the period from February 6 through June 30, 2021 consisted of the following:
•$28.4 million for sustaining capital;
•$37.9 million in major projects, including subsea and other related projects;
•$0.7 million for capitalized interest; and
•$13.7 million for rebillable capital and contract modifications.
Capital expenditures during the period from January 1 through February 5, 2021 consisted of the following:
•$1.5 million for sustaining capital;
•$2.1 million in major projects, including subsea and other related projects; and

•$6.7 million for rebillable capital and contract modifications.
Including the effects of the recent Merger, our total capital expenditure estimate for the period from February 6 through December 31, 2021 is expected to range between $170 million and $190 million, of which approximately $100 million to $110 million is currently anticipated to be spent for sustaining capital, and approximately $25 million is anticipated to be rebillable to our customers.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Share Capital
As of June 30, 2021, Noble had approximately 60.2 million shares outstanding as compared to approximately 251.1 million shares outstanding and trading at December 31, 2020.
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
The Second Lien Notes and such guarantees are secured by second priority liens on the collateral securing the obligations under the Revolving Credit Facility, including, among other things, (i) a pledge of the equity interests in Finco, (ii) pledges of the equity interests in the Guarantors and (iii) a lien on substantially all of the assets of Finco and the Guarantors (including the equity interests in substantially all of the other direct subsidiaries of Finco and the Guarantors), in each case, subject to certain exceptions and limitations (collectively, the “Collateral”). The Collateral also includes mortgages on certain rigs owned by the Company as of the Effective Date. Neither Pacific Drilling nor any of its subsidiaries is a subsidiary guarantor of the Revolving Credit Facility or the Second Lien Notes. The Collateral does not include any assets of, or equity interests in, Pacific Drilling or any of its subsidiaries.

Second Lien Note Guarantees
The guarantees by the Guarantors are unconditional, irrevocable, joint and several senior obligations of each Guarantor and rank equally in right of payment with all future senior indebtedness of such Guarantor and effectively senior to all of such Guarantor’s unsecured senior indebtedness. The guarantees rank senior in right of payment to any existing and future subordinated obligations of such Guarantor and are effectively junior to any obligations of such Guarantor that are secured by senior liens on the Collateral or secured by assets which do not constitute Collateral. Under the indenture governing the Second Lien Notes, a Guarantor may be released and relieved of its obligations under its guarantee under certain circumstances, including: (1) upon Finco’s exercise of legal defeasance in accordance with the relevant provisions of the indenture governing the Second Lien Notes, (2) in the event of any sale or other disposition of all of the capital stock of any Guarantor in compliance with the provisions of the indenture governing the Second Lien Notes, (3) upon the dissolution or liquidation of a Guarantor, (3) with the requisite consent of the noteholders, (4) if such Guarantor is properly designated as an unrestricted subsidiary in accordance with the indenture governing the Second Lien Notes, (5) upon the release or discharge of the Guarantor’s obligations under its guarantee or (6) with respect to certain future immaterial guarantors, upon a written notice from Finco to the trustee for the Second Lien Notes.
Finco is a holding company with no significant operations or material assets other than the direct and indirect equity interests it holds in the Guarantors and other non-guarantor subsidiaries. Finco conducts its operations primarily through its subsidiaries. As a result, its ability to pay principal and interest on the Second Lien Notes is dependent on the cash flow generated by its subsidiaries and their ability to make such cash available to Finco by dividend or otherwise. The Guarantors’ earnings will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond Finco’s control. Any payments of dividends, distributions, loans or advances to Finco by the Guarantors could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which the Guarantors operate. In the event that Finco does not receive distributions from the Guarantors, or to the extent that the earnings from, or other available assets of, the Guarantors are insufficient, Finco may be unable to make payments on the Second Lien Notes.
Pledged Securities of Affiliates
Pursuant to the terms of the Second Lien Notes collateral documents, the collateral agent under the indenture governing the Second Lien Notes may pursue remedies, or pursue foreclosure proceedings on the Collateral (including the equity of the Guarantors and other direct subsidiaries of Finco and the Guarantors), following an event of default under the indenture governing the Second Lien Notes. The collateral agent’s ability to exercise such remedies is limited by the intercreditor agreement for so long as any priority lien debt is outstanding.
The pledged equity of the Guarantors constitutes substantially all of the securities of our affiliates which have been pledged to secure the obligations under the Second Lien Notes. The value of the pledged equity is subject to fluctuations based on factors that include, among other things, general economic conditions and the ability to realize on the collateral as part of a going concern and in an orderly fashion to available and willing buyers and not under distressed circumstances. There is no trading market for the pledged equity interests.
Under the terms of the documents governing the Second Lien Notes (the “Second Lien Notes Documents”), Finco and the Guarantors will be entitled to the release of the Collateral from the liens securing the Second Lien Notes under one or more circumstances, including (1) to the extent required by or pursuant to the terms of the Second Lien Notes Documents; (2) to the extent that proceeds continue to constitute Collateral, in the event that Collateral is sold, transferred, disbursed or otherwise disposed of to third parties; or (3) as otherwise provided in the Second Lien Notes Documents, including the release of the priority lien on such Collateral. Upon the release of any subsidiary from its guarantee, if any, in accordance with the terms of the indenture governing the Second Lien Notes, the lien on any pledged equity interests issued by such Guarantor and on any assets of such Guarantor will automatically terminate.
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

Summarized Balance Sheet Information:

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Current assets	$253,014	$461,587
Amounts due from non-guarantor subsidiaries, current	5,357,687	5,552,158
Noncurrent assets	1,286,654	3,590,865
Amounts due from non-guarantor subsidiaries, noncurrent	1,069,850	1,045,237
Current liabilities	181,506	159,601
Amounts due from non-guarantor subsidiaries, current	4,935,968	5,532,634
Noncurrent liabilities	453,351	120,033
Amounts due from non-guarantor subsidiaries, noncurrent	132,787	480,460

Summarized Statement of Operations Information:

	Successor (1)		Predecessor (1)
	Obligors		Obligors
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021	Three Months	Six Months
	Ended	through	through	Ended	Ended
	June 30, 2021	June 30, 2021	February 5, 2021	June 30, 2020	June 30, 2020
Operating revenues	$174,383	$258,331	$70,584	$212,718	$471,662
Operating costs and expenses	181,767	269,429	63,255	215,982	1,079,033
Income (loss) from continuing operations before income taxes	(12,605)	(27,296)	(2,303,528)	5,012	(615,519)
Net income (loss)	(19,220)	(35,546)	(2,318,932)	639	(623,313)
(1)Includes operating revenue of $13.3 million, operating costs and expenses of $0.5 million and other expense of $4.1 million attributable to transactions with non-guarantor subsidiaries for the period from February 6, 2021 through June 30, 2021; Includes operating revenue of $11.1 million, operating costs and expenses of $3.3 million and other income of $0.2 million attributable to transactions with non-guarantor subsidiaries for the three months ended June 30, 2021; Includes operating revenue of $3.8 million, operating costs and expenses of $1.1 million and other expense of $(1.2) million attributable to transactions with non-guarantor subsidiaries for the period from January 1, 2021 through February 5, 2021; Includes operating revenue of $24.7 million, operating costs and expenses of $3.5 million and other income of $6.3 million attributable to transactions with non-guarantor subsidiaries for the three months ended June 30, 2020; Includes operating revenue of $50.7 million, operating costs and expenses of $10.0 million and other expense of $6.6 million attributable to transactions with non-guarantor subsidiaries for the six months ended June 30, 2020.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.
New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 5— Accounting Pronouncements,” to the condensed consolidated financial statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in “Part II - Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of June 30, 2021. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of June 30, 2021. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management is in the process of evaluating and integrating the internal controls of the acquired Pacific Drilling business into the existing operations. There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
Management is in the process of evaluating and integrating the internal controls of the acquired Pacific Drilling business into the existing operations. There were no changes in Finco’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Finco.

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
Risks Related to Our Business and Operations
We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.
As part of our business strategy, we may pursue mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business. We may be unable to implement this element of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms, manage the impacts of such transactions on our business or for other reasons. Moreover, mergers, acquisitions, dispositions and other strategic transactions involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business and unanticipated changes in customer and other third-party relationships subsequent thereto, (ii) diversion of management’s attention from day-to-day operations, (iii) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (iv) potentially substantial transaction costs associated with such transactions and (v) potential impairment resulting from the overpayment for an acquisition.
Future mergers or acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent a transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability.
Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could, adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities.
Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as our Board of Directors may determine from time to time. On August 2, 2021, there were 60,159,405 Ordinary Shares outstanding and 6,463,182 Penny Warrants (as defined herein) issued and outstanding. In addition, as of August 2, 2021, 8,321,494 Tranche 1 Warrants, 8,322,070 Tranche 2 Warrants and 2,777,676 Tranche 3 Warrants (each as defined herein) were outstanding and exercisable. We also have 7,716,049 Ordinary Shares authorized and initially reserved for issuance pursuant to equity awards under the Noble Corporation 2021 Long-Term Incentive Plan.
A large percentage of the Ordinary Shares are held by a relatively small number of investors. We entered into (i) the Equity Registration Rights Agreement (as defined herein) with certain parties who received Ordinary Shares under the Plan and (ii) a registration rights agreement with the holders identified therein in connection with the closing of the Merger, in each case pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of such Ordinary Shares by them. Sales of a substantial number of the Ordinary Shares in the public markets, or even the perception that these sales might occur (such as upon the filing of the aforementioned registration statements), could impair our ability to raise capital for our operations through a future sale of, or pay for acquisitions using, our equity securities.
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

We cannot predict the effect that future sales of Ordinary Shares will have on the price at which the Ordinary Shares trades or the size of future issuances of Ordinary Shares or the effect, if any, that future issuances will have on the market price of the Ordinary Shares. Sales of substantial amounts of the Ordinary Shares, or the perception that such sales could occur, may adversely affect the trading price of the Ordinary Shares.
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
As noted above, certain shareholders own a substantial percentage of the Ordinary Shares. Certain of such shareholders may also have received additional Ordinary Shares in the Merger. As a result, the risks relating to concentrated ownership of the Ordinary Shares, described above in, “—Risks Related to Our Business and Operations—Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities,” would be increased.
Risks Related to the Second Lien Notes
Noble conducts substantially all of its business through Finco and its subsidiaries, and the indenture governing the Second Lien Notes contains operating and financial restrictions that may restrict Finco’s business and financing activities.
On the Effective Date, and pursuant to the terms of the Plan, Finco issued an aggregate principal amount of $216.0 million of Second Lien Notes. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Neither Pacific Drilling nor any of its subsidiaries is a subsidiary guarantor of the Revolving Credit Facility or the Second Lien Notes, and none of their assets secure the Revolving Credit Facility or the Second Lien Notes. Finco is entitled to pay interest on the Second

Lien Notes in the form of PIK Notes at its option in lieu of paying cash interest. As a result, we cannot assure you that Finco will make cash interest payments on the Second Lien Notes. The payment of interest through PIK Notes will increase the amount of Finco’s indebtedness and increase the risks associated with its level of indebtedness.
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

10.1
Registration Rights Agreement, dated as of April 15, 2021, by and among Noble Corporation and the holders party thereto (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on April 16, 2021 and incorporated herein by reference).

10.2†	Amended and Restated Noble Corporation 2021 Short-Term Incentive Plan.

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
Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	August 5, 2021
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 5, 2021
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

Noble Finance Company, a Cayman Islands company

/s/ Richard B. Barker	August 5, 2021
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 5, 2021
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date