Form 10-Q
period 2021-09-30
Noble Corp; Noble Finance Co
filed 2021-11-05
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☑    No  ☐
Number of shares outstanding at November 3, 2021: Noble Corporation - 60,172,178
Number of shares outstanding: Noble Finance Company - 261,246,093
This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, and its wholly-owned subsidiary, Noble Finance Company, an exempted company incorporated in the Cayman Islands.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Noble Corporation (Noble) Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021, the three months ended September 30, 2021 and the three and nine months ended September 30, 2020	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021, the three months ended September 30, 2021 and the three and nine months ended September 30, 2020	6
	Condensed Consolidated Statements of Cash Flows for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020	7
	Condensed Consolidated Statements of Equity for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021, the three months ended September 30, 2021 and the three and nine months ended September 30, 2020	8

	Noble Finance Company (Finco) Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	10
	Condensed Consolidated Statements of Operations for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021, the three months ended September 30, 2021 and the three and nine months ended September 30, 2020	11
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021, the three months ended September 30, 2021 and the three and nine months ended September 30, 2020	13
	Condensed Consolidated Statements of Cash Flows for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020	14
	Condensed Consolidated Statements of Equity for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021, the three months ended September 30, 2021 and the three and nine months ended September 30, 2020	15

	Notes to Combined Condensed Consolidated Financial Statements	17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4	Controls and Procedures	62
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	63
Item 1A	Risk Factors	63
Item 6	Exhibits	66
	Index to Exhibits	67
	SIGNATURES	69
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$112,225	$343,332
Accounts receivable, net of allowance for credit losses of zero and $1,069, respectively	227,644	147,863
Taxes receivable	29,565	30,767
Prepaid expenses and other current assets	51,476	80,322
Total current assets	420,910	602,284
Intangible assets	76,262	—
Property and equipment, at cost	1,518,663	4,777,697
Accumulated depreciation	(56,588)	(1,200,628)
Property and equipment, net	1,462,075	3,577,069
Property and equipment held for sale	88,639	—
Other assets	46,882	84,584
Total assets	$2,094,768	$4,263,937
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$106,429	$95,159
Accrued payroll and related costs	56,442	36,553
Taxes payable	39,312	36,819
Interest payable	4,293	—
Other current liabilities	35,031	49,820
Total current liabilities	241,507	218,351
Long-term debt	406,000	—
Deferred income taxes	13,568	9,292
Other liabilities	67,025	108,039
Liabilities subject to compromise	—	4,239,643
Total liabilities	728,100	4,575,325
Commitments and contingencies (Note 15)
Shareholders’ equity
Predecessor common stock, $0.01 par value, ordinary shares; 251,084 shares outstanding as of December 31, 2020	—	2,511
Successor common stock, $0.00001 par value, ordinary shares; 60,168 shares outstanding as of September 30, 2021	1	—
Additional paid-in capital	1,388,388	814,796
Accumulated deficit	(21,454)	(1,070,683)
Accumulated other comprehensive income (loss)	(267)	(58,012)
Total shareholders’ equity	1,366,668	(311,388)
Total liabilities and equity	$2,094,768	$4,263,937
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating revenues
Contract drilling services	$231,154	$227,050
Reimbursables and other	19,217	14,786
	250,371	241,836
Operating costs and expenses
Contract drilling services	188,552	137,180
Reimbursables	16,462	13,369
Depreciation and amortization	25,248	90,606
General and administrative	14,982	15,662
Merger and integration costs	5,033	—
Transaction costs on sale of operating assets	3,146	—
Hurricane losses	10,441	—
Pre-petition charges	—	3,894
	263,864	260,711
Operating loss	(13,493)	(18,875)
Other income (expense)
Interest expense, net of amounts capitalized	(8,870)	(23,427)
Gain on extinguishment of debt, net	—	17,847
Interest income and other, net	973	7,872
Reorganization items, net	—	(9,014)
Loss before income taxes	(21,390)	(25,597)
Income tax provision	(2,275)	(25,271)
Net loss	$(23,665)	$(50,868)
Per share data
Basic:
Net loss	$(0.36)	$(0.20)

Diluted:
Net loss	$(0.36)	$(0.20)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Operating revenues
Contract drilling services	$515,680	$74,051	$714,555
Reimbursables and other	46,467	3,430	46,510
	562,147	77,481	761,065
Operating costs and expenses
Contract drilling services	456,853	46,965	442,479
Reimbursables	41,577	2,737	41,387
Depreciation and amortization	64,831	20,622	283,652
General and administrative	47,939	5,727	106,504
Merger and integration costs	13,786	—	—
Transaction costs on sale of operating assets	3,146	—	—
Hurricane losses	10,441	—	—
Pre-petition charges	—	—	14,409
Loss on impairment	—	—	1,119,517
	638,573	76,051	2,007,948
Operating income (loss)	(76,426)	1,430	(1,246,883)
Other income (expense)
Interest expense, net of amounts capitalized	(23,628)	(229)	(164,586)
Gain on bargain purchase	64,479	—	—
Gain on extinguishment of debt, net	—	—	17,254
Interest income and other, net	7,490	399	8,546
Reorganization items, net	—	252,051	(9,014)
Income (loss) before income taxes	(28,085)	253,651	(1,394,683)
Income tax benefit (provision)	6,631	(3,423)	238,944
Net income (loss)	$(21,454)	$250,228	(1,155,739)
Per share data
Basic:
Net income (loss)	$(0.35)	$1.00	$(4.61)

Diluted:
Net income (loss)	$(0.35)	$0.98	$(4.61)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Net loss	$(23,665)	$(50,868)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	863
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero and $150 for the three months ended September 30, 2021 and 2020, respectively	(435)	569
Other comprehensive income (loss), net	(435)	1,432
Comprehensive loss	$(24,100)	$(49,436)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Net income (loss)	$(21,454)	$250,228	$(1,155,739)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(1,812)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero, $59 and $450 for the period from February 6, 2021 through September 30, 2021, period from January 1, 2021 through February 5, 2021 and nine months ended September 30, 2020, respectively	(267)	224	1,705
Other comprehensive income (loss), net	(267)	108	(107)
Comprehensive income (loss)	$(21,721)	$250,336	$(1,155,846)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Cash flows from operating activities
Net income (loss)	$(21,454)	$250,228	$(1,155,739)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	64,831	20,622	283,652
Loss on impairment	—	—	1,119,517
Gain on extinguishment of debt, net	—	—	(17,254)
Gain on bargain purchase	(64,479)	—	—
Amortization of intangible asset	37,127	—	—
Reorganization items, net	—	(280,790)	(11,531)
Deferred income taxes	(9,170)	2,501	6,825
Amortization of share-based compensation	11,624	710	7,352
Other costs, net	1,912	(10,754)	(53,179)
Changes in components of working capital:
Change in taxes receivable	13,810	(1,789)	29,581
Net changes in other operating assets and liabilities	(10,173)	(26,176)	27,442
Net cash provided by (used in) operating activities	24,028	(45,448)	236,666
Cash flows from investing activities
Capital expenditures	(117,750)	(14,629)	(112,603)
Cash acquired in stock-based business combination	54,970	—	—
Proceeds from disposal of assets, net	31,247	194	1,428
Net cash used in investing activities	(31,533)	(14,435)	(111,175)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—
Borrowings on credit facilities	40,000	177,500	210,000
Repayments of credit facilities	(27,500)	(545,000)	—
Repayments of debt	—	—	(101,132)
Debt issuance costs	—	(23,664)	—
Warrants exercised	647	—	—
Cash paid to settle equity compensation awards	—	—	(1,010)
Taxes withheld on employee stock transactions	—	(1)	(417)
Net cash provided by (used in) financing activities	13,147	(191,165)	107,441
Net increase (decrease) in cash, cash equivalents and restricted cash	5,642	(251,048)	232,932
Cash, cash equivalents and restricted cash, beginning of period	113,993	365,041	105,924
Cash, cash equivalents and restricted cash, end of period	$119,635	$113,993	$338,856
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 6/30/2020 (Predecessor)	251,041	$2,510	$811,483	$1,802,905	$(59,928)	$2,556,970
Employee related equity activity
Amortization of share-based compensation	—	—	1,500	—	—	1,500
Issuance of share-based compensation shares	21	—	—	—	—	—
Net loss	—	—	—	(50,868)	—	(50,868)
Other comprehensive income, net	—	—	—	—	1,432	1,432
Balance at 9/30/2020 (Predecessor)	251,062	$2,510	$812,983	$1,752,037	$(58,496)	$2,509,034

Balance at 6/30/2021 (Successor)	60,150	$1	$1,383,344	$2,211	$168	$1,385,724
Employee related equity activity
Amortization of share-based compensation	—	—	4,668	—	—	4,668
Exercise of common stock warrants	18	—	376	—	—	376
Net loss	—	—	—	(23,665)	—	(23,665)
Other comprehensive loss, net	—	—	—	—	(435)	(435)
Balance at 9/30/2021 (Successor)	60,168	$1	$1,388,388	$(21,454)	$(267)	$1,366,668
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2019 (Predecessor)	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	6,342	—	—	6,342
Issuance of share-based compensation shares	1,862	18	(17)	—	—	1
Shares withheld for taxes on equity transactions	—	—	(435)	—	—	(435)
Net loss	—	—	—	(1,155,739)	—	(1,155,739)
Other comprehensive loss, net	—	—	—	—	(107)	(107)
Balance at 9/30/2020 (Predecessor)	251,062	$2,510	$812,983	$1,752,037	$(58,496)	$2,509,034

Balance at 12/31/2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net income	—	—	—	250,228	—	250,228
Other comprehensive income, net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
Balance at 2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

Balance at 2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	11,312	—	—	11,312
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Exercise of common stock warrants	31	—	647	—	—	647
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net loss	—	—	—	(21,454)	—	(21,454)
Other comprehensive loss, net	—	—	—	—	(267)	(267)
Balance at 9/30/21 (Successor)	60,168	$1	$1,388,388	$(21,454)	$(267)	$1,366,668

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$111,990	$343,332
Accounts receivable, net of allowance for credit losses of zero and $1,069, respectively	227,644	147,863
Accounts receivable from affiliates	—	31,214
Taxes receivable	29,565	30,767
Prepaid expenses and other current assets	40,317	50,469
Total current assets	409,516	603,645
Intangible assets	76,262	—
Property and equipment, at cost	1,518,663	4,777,697
Accumulated depreciation	(56,588)	(1,200,628)
Property and equipment, net	1,462,075	3,577,069
Property and equipment held for sale	88,639	—
Other assets	46,882	84,584
Total assets	$2,083,374	$4,265,298
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$100,691	$83,649
Accrued payroll and related costs	56,442	36,516
Taxes payable	39,312	36,819
Interest payable	4,293	—
Other current liabilities	34,894	49,820
Total current liabilities	235,632	206,804
Long-term debt	406,000	—
Deferred income taxes	13,568	9,292
Other liabilities	66,851	108,039
Liabilities subject to compromise	—	4,154,555
Total liabilities	722,051	4,478,690
Commitments and contingencies (Note 15)
Shareholders’ equity
Predecessor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of December 31, 2020	—	26,125
Successor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of September 30, 2021	26,125	—
Capital in excess of par value	1,390,801	766,714
Accumulated deficit	(55,336)	(948,219)
Accumulated other comprehensive income (loss)	(267)	(58,012)
Total shareholders’ equity	1,361,323	(213,392)
Total liabilities and equity	$2,083,374	$4,265,298
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating revenues
Contract drilling services	$231,154	$227,050
Reimbursables and other	19,217	14,786
	250,371	241,836
Operating costs and expenses
Contract drilling services	187,886	136,975
Reimbursables	16,462	13,369
Depreciation and amortization	25,241	90,236
General and administrative	7,772	6,503
Merger and integration costs	4,149	—
Transaction costs on sale of operating assets	2,230	—
Hurricane losses	10,441	—
	254,181	247,083
Operating loss	(3,810)	(5,247)
Other income (expense)
Interest expense, net of amounts capitalized	(8,870)	(23,427)
Gain on extinguishment of debt, net	—	17,847
Interest income and other, net	975	7,871
Reorganization items, net	—	(49,974)
Loss before income taxes	(11,705)	(52,930)
Income tax provision	(2,275)	(25,272)
Net loss	$(13,980)	$(78,202)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Operating revenues
Contract drilling services	$515,680	$74,051	$714,555
Reimbursables and other	46,467	3,430	46,510
	562,147	77,481	761,065
Operating costs and expenses
Contract drilling services	455,124	46,703	441,485
Reimbursables	41,577	2,737	41,387
Depreciation and amortization	64,814	20,631	282,385
General and administrative	26,690	5,729	30,806
Merger and integration costs	7,099	—	—
Transaction costs on sale of operating assets	2,230	—	—
Hurricane losses	10,441	—	—
Loss on impairment	—	—	1,119,517
	607,975	75,800	1,915,580
Operating income (loss)	(45,828)	1,681	(1,154,515)
Other income (expense)
Interest expense, net of amounts capitalized	(23,628)	(229)	(164,586)
Gain on extinguishment of debt, net	—	—	17,254
Interest income and other, net	7,489	400	8,536
Reorganization items, net	—	195,395	(49,974)
Income (loss) before income taxes	(61,967)	197,247	(1,343,285)
Income tax benefit (provision)	6,631	(3,422)	238,944
Net income (loss)	$(55,336)	$193,825	$(1,104,341)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Net loss	$(13,980)	$(78,202)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	863
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero and $150 for the three months ended September 30, 2021 and 2020, respectively	(435)	569
Other comprehensive income (loss), net	(435)	1,432
Comprehensive (loss)	$(14,415)	$(76,770)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Net income (loss)	$(55,336)	$193,825	$(1,104,341)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(1,812)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero, $59 and $450 for the period from February 6, 2021 through September 30, 2021, period from January 1, 2021 through February 5, 2021 and nine months ended September 30, 2020, respectively	(267)	224	1,705
Other comprehensive income (loss), net	(267)	108	(107)
Comprehensive income (loss)	$(55,603)	$193,933	$(1,104,448)

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Cash flows from operating activities
Net income (loss)	$(55,336)	$193,825	$(1,104,341)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	64,814	20,631	282,385
Loss on impairment	—	—	1,119,517
Gain on extinguishment of debt, net	—	—	(17,254)
Amortization of intangible asset	37,127	—	—
Reorganization items, net	—	(203,490)	49,969
Deferred income taxes	(9,170)	2,501	6,825
Amortization of share-based compensation	11,624	710	7,352
Other costs, net	1,912	(3,054)	(99,679)
Changes in components of working capital:
Change in taxes receivable	13,810	(1,789)	29,581
Net changes in other operating assets and liabilities	(7,664)	(21,808)	(2,258)
Net cash provided by (used in) operating activities	57,117	(12,474)	272,097
Cash flows from investing activities
Capital expenditures	(117,750)	(14,629)	(112,603)
Proceeds from disposal of assets, net	31,247	194	1,428
Net cash used in investing activities	(86,503)	(14,435)	(111,175)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—
Borrowings on credit facilities	40,000	177,500	210,000
Repayments of credit facilities	(27,500)	(545,000)	—
Repayments of debt	—	—	(101,132)
Debt issuance costs	—	(10,139)	—
Cash contributed by parent in connection with Pacific Drilling merger	54,970	—	—
Distributions to parent company, net	(32,677)	(26,503)	(49,829)
Net cash provided by (used in) financing activities	34,793	(204,142)	59,039
Net increase (decrease) in cash, cash equivalents and restricted cash	5,407	(231,051)	219,961
Cash, cash equivalents and restricted cash, beginning of period	113,993	345,044	105,878
Cash, cash equivalents and restricted cash, end of period	$119,400	$113,993	$325,839
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 6/30/2020 (Predecessor)	261,246	$26,125	$763,397	$1,970,710	$(59,928)	$2,700,304
Distributions to parent company, net	—	—	—	(13,978)	—	(13,978)
Capital contribution by parent - share-based compensation	—	—	1,500	—	—	1,500
Net loss	—	—	—	(78,202)	—	(78,202)
Other comprehensive income, net	—	—	—	—	1,432	1,432
Balance at 9/30/2020 (Predecessor)	261,246	$26,125	$764,897	$1,878,530	$(58,496)	$2,611,056

Balance at 6/30/2021 (Successor)	261,246	$26,125	$1,399,905	$(41,356)	$168	$1,384,842
Distributions to parent company, net	—	—	(13,772)	—	—	(13,772)
Capital contribution by parent - share-based compensation	—	—	4,668	—	—	4,668
Net loss	—	—	—	(13,980)	—	(13,980)
Other comprehensive loss, net	—	—	—	—	(435)	(435)
Balance at 9/30/2021 (Successor)	261,246	$26,125	$1,390,801	$(55,336)	$(267)	$1,361,323
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2019 (Predecessor)	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$3,757,980
Distributions to parent company, net	—	—	—	(49,828)	—	(49,828)
Capital contribution by parent - share-based compensation	—	—	7,352	—	—	7,352
Net loss	—	—	—	(1,104,341)	—	(1,104,341)
Other comprehensive loss, net	—	—	—	—	(107)	(107)
Balance at 9/30/2020 (Predecessor)	261,246	$26,125	$764,897	$1,878,530	$(58,496)	$2,611,056

Balance at 12/31/2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	710
Net income	—	—	—	193,825	—	193,825
Other comprehensive income, net	—	—	—	—	108	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(32,677)	—	—	(32,677)
Capital contribution by parent - share-based compensation	—	—	11,312	—	—	11,312
Capital contribution by parent - Pacific Drilling merger	—	—	422,141	—	—	422,141
Net loss	—	—	—	(55,336)	—	(55,336)
Other comprehensive loss, net	—	—	—	—	(267)	(267)
Balance at 9/30/2021 (Successor)	261,246	$26,125	$1,390,801	$(55,336)	$(267)	$1,361,323
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, collectively with its consolidated subsidiaries (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of September 30, 2021, our fleet of 24 drilling rigs consisted of 12 floaters and 12 jackups (including the four drilling rigs that are subject to an agreement to sell, see “Note 7— Property and Equipment”).
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
As described in “Note 1— Organization and Basis of Presentation,” Noble and Finco are referred to as Successor, as the context requires, and includes the financial position and results of operations of the reorganized Noble and Finco subsequent to February 5, 2021. References to Predecessor relate to the financial position and results of operations of Legacy Noble and Finco prior to, and including, February 5, 2021.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 4— Acquisitions
On April 15, 2021, Noble purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Pacific Drilling Merger”). Pursuant to the terms and conditions set forth in an Agreement and Plan of Merger dated March 25, 2021, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants at closing. The results of Pacific Drilling’s operations are included in the Company’s results of operations effective April 15, 2021. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million. In connection with this acquisition, the Company incurred $13.8 million and $5.0 million of acquisition related costs during the period from February 6 through September 30, 2021 and the three months ended September 30, 2021, respectively.
Purchase Price Allocation
The transaction has been accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations, with Noble being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Pacific Drilling and its subsidiaries have been recorded at their respective fair values as of the date of completion of the Pacific Drilling Merger and added to Noble’s. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the Pacific Drilling Merger.
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
As Noble was not yet trading on the New York Stock Exchange at the time of the Pacific Drilling Merger, the valuation of our Ordinary Shares issued by Noble as consideration required an analysis of the discounted cash flows expected to be generated by the drilling assets of the combined entity. These discounted cash flows were derived utilizing many of the same types of assumptions as were used in the valuation of the Noble drilling assets at emergence as well the Pacific Drilling assets. In addition, the discounted cash flows of the combined entity considered annual cost saving synergies from the operation of the Noble and Pacific Drilling assets as a single fleet, and were accordingly discounted at a market participant WACC for the combined entity. Lastly, the valuation of the Ordinary Shares considered the fair value of debt, warrants and the management incentive plan of the combined entity to arrive at the fair value of common equity. The inputs and assumptions related to the value of Noble’s Ordinary Shares are also categorized as Level 3 in the fair value hierarchy.
The Pacific Drilling Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $64.5 million and is shown as a gain on bargain purchase on Noble’s consolidated statement of operations. Management reviewed the Pacific Drilling assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of our assessment, the Company concluded that recording a gain on bargain purchase was appropriate and required under US GAAP. The bargain purchase was a result of a combination of factors, including a prolonged downturn in the drilling industry which led to challenging fundamentals for many competitors in the offshore drilling sector. The Company believes the seller was motivated to complete the transaction as the emerging market dynamics do not appear to be favorable to smaller rig fleets which operate across multiple regions.

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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Pacific Drilling Revenue and Net Income
The following table represents Pacific Drilling’s revenue and earnings included in Noble’s consolidated statement of operations subsequent to the closing of the Pacific Drilling Merger.

	Successor
		Period From
	Three Months	February 6, 2021
	Ended	through
	September 30, 2021	September 30, 2021
Revenue	$35,682	$65,629
Net loss	$(12,533)	$(28,865)
Pro Forma Financial Information
The following unaudited pro forma summary presents the results of operations as if the Pacific Drilling Merger had occurred on February 6, 2021. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any synergy savings that might have been achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

	Successor
		Period From
	Three Months	February 6, 2021
	Ended	through
	September 30, 2021	September 30, 2021
Revenue	$250,371	$584,821
Net loss	$(23,665)	$(53,470)
Net loss per share
Basic	$(0.36)	$(0.80)
Diluted	$(0.36)	$(0.80)
The pro forma results include, among others, (i) a reduction in Pacific Drilling’s historically reported depreciation expense for adjustments to property and equipment and (ii) an adjustment to reflect the gain on bargain purchase as if the Pacific Drilling Merger had occurred on February 6, 2021.

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
Recently Issued Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in order to provide clarity on how to account for acquired revenue contracts with customers in a business combination. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. The Company is currently evaluating the impact the standard will have on our financial statements.
Note 6— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble:

	Successor		Predecessor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021	Three Months	Nine Months
	Ended	through	through	Ended	Ended
	September 30, 2021	September 30, 2021	February 5, 2021	September 30, 2020	September 30, 2020
Numerator:
Basic
Net income (loss) from continuing operations	$(23,665)	$(21,454)	$250,228	$(50,868)	$(1,155,739)
Net loss from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$(23,665)	$(21,454)	$250,228	$(50,868)	$(1,155,739)
Diluted
Net income (loss)	$(23,665)	$(21,454)	$250,228	$(50,868)	$(1,155,739)
Denominator:
Weighted average shares outstanding - basic	66,623	61,847	251,115	251,058	250,696
Dilutive effect of share-based awards	—	—	5,456	—	—
Weighted average shares outstanding - diluted	66,623	61,847	256,571	251,058	250,696
Per share data
Basic:
Net income (loss)	$(0.36)	$(0.35)	$1.00	$(0.20)	$(4.61)
Diluted:
Net income (loss)	$(0.36)	$(0.35)	$0.98	$(0.20)	$(4.61)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three Months Ended	through	through	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021	February 5, 2021	September 30, 2020	September 30, 2020
Share-based awards	3,124	3,124	556	6,431	6,431
Warrants (1)	19,412	19,412	—	—	—
(1) Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the treasury stock method, adjusted for mandatory exercise provisions under the warrant agreements if applicable.
Share capital
Successor Share capital
On the Effective Date, pursuant to the Plan, Noble issued 50 million Ordinary Shares. Subsequent to the Effective Date, approximately 6.5 million Ordinary Shares were exchanged for Penny Warrants to purchase up to approximately 6.5 million Ordinary shares, with an exercise price of $0.01 per share. Ordinary Shares issuable upon the exercise of Penny Warrants were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants. As of September 30, 2021, Noble had approximately 60.2 million Ordinary Shares outstanding as compared to approximately 251.1 million Legacy Noble ordinary shares outstanding and trading at December 31, 2020. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the board of directors of Noble (the “Board”) may determine from time to time.
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
Note 7— Property and Equipment
Property and equipment, at cost consisted of the following:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Drilling equipment and facilities	$1,396,570	$4,476,960
Construction in progress	110,972	99,812
Other	11,121	200,925
Property and equipment, at cost	$1,518,663	$4,777,697
During the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021, we recognized no impairment charges to our long-lived assets. During the nine months ended September 30, 2020, we recognized a non-cash loss on impairment of $1.1 billion, related to our long-lived assets. See “Note 11— Loss on Impairment” for additional information.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
In preparation for Hurricane Ida in the US Gulf of Mexico, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package, which is a series of controls that sits above the blowout preventer, and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for minor injuries and released from medical care. The Company has given force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses, which could adversely affect our business. Timing differences are likely to exist between the damage costs, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. The Company assessed the damage sustained on the Noble Globetrotter II, which resulted in $5.4 million of assets written off during the three months ended September 30, 2021 and the period from February 6 through September 30, 2021. The majority of the remaining costs are costs related to the equipment recovery efforts and legal fees and are presented in “Hurricane losses” on the Condensed Consolidated Statement of Operations.
On August 25, 2021, the Company and certain subsidiaries of the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell the jackup rigs operated by the Company in Saudi Arabia to ADES International Holding Limited (“ADES”) for a purchase price of $292.4 million in cash. Pursuant to the terms of the Purchase and Sale Agreement, the jackups, Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine, together with certain related assets, were sold to ADES. The closing of the sale occurred in November 2021, and the Company expects to recognize a gain, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets. The Company believes these rigs qualify for the held for sale classification on our balance sheet.
The net income before income taxes for the four rigs classified as held for sale was:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three Months Ended	through	through	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021	February 5, 2021	September 30, 2020	September 30, 2020
Net income before income taxes (1)	$9,768	$15,176	$3,128	$741	$20,061
(1)    Excludes Reorganization items, net
The Purchase and Sale Agreement also included certain covenants that the Company has agreed to not carry on or be engaged in the operation of jackup drilling rigs in the territorial waters of the Kingdom of Saudi Arabia in the Arabian Gulf for a term after the closing date of (i) one year for purposes of drilling gas wells and (ii) two years for the purposes of drilling oil wells.
Note 8— Debt
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Revolving Credit Agreement providing for the $675.0 million Revolving Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of September 30, 2021, we had $190.0 million of loans outstanding and $8.7 million of letters of credit issued under the Revolving Credit Facility and an additional $11.7 million in letters of credit and surety bonds issued under bilateral arrangements.
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
February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	Successor		Predecessor
	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes:
11.000% Second Lien Notes due February 2028	$216,000	$239,071	$—	$—
Senior unsecured notes:
4.900% Senior Notes due August 2020	—	—	62,535	1,366
4.625% Senior Notes due March 2021	—	—	79,936	1,596
3.950% Senior Notes due March 2022	—	—	21,213	354
7.750% Senior Notes due January 2024	—	—	397,025	7,925
7.950% Senior Notes due April 2025	—	—	450,000	8,348
7.875% Senior Notes due February 2026	—	—	750,000	301,935
6.200% Senior Notes due August 2040	—	—	393,596	7,966
6.050% Senior Notes due March 2041	—	—	395,002	7,327
5.250% Senior Notes due March 2042	—	—	483,619	9,701
8.950% Senior Notes due April 2045	—	—	400,000	7,420
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	190,000	190,000	—	—
2017 Credit Facility matures January 2023	—	—	545,000	545,000
Total debt	406,000	429,071	3,977,926	898,938
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$406,000	$429,071	$—	$—
At September 30, 2021, there were no unamortized debt issuance costs and discounts or premiums associated with the Second Lien Notes, and $11.1 million of unamortized debt issuance costs associated with the Revolving Credit Facility. At December 31, 2020, all unamortized debt issuance costs and discounts or premiums associated with Predecessor debt had been written off.
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
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 9— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three and nine months ended September 30, 2020. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2019 (Predecessor)	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive loss before reclassifications	—	(2,136)	(2,136)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(2,136)	(1,568)
Balance at 3/31/2020 (Predecessor)	$(40,067)	$(19,890)	$(59,957)
Activity during period:
Other comprehensive loss before reclassifications	—	(539)	(539)
Amounts reclassified from AOCI	568	—	568
Net other comprehensive income (loss)	568	(539)	29
Balance at 6/30/2020 (Predecessor)	$(39,499)	$(20,429)	$(59,928)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	863	863
Amounts reclassified from AOCI	569	—	569
Net other comprehensive income	569	863	1,432
Balance at 9/30/20 (Predecessor)	$(38,930)	$(19,566)	$(58,496)

Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive loss before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	—	—	—
Balance at 3/31/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	168	—	168
Balance at 6/30/2021 (Successor)	$168	$—	$168
Activity during period:
Other comprehensive loss before reclassifications	(435)	—	(435)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive loss	(435)	—	(435)
Balance at 9/30/2021 (Successor)	$(267)	$—	$(267)
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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Current contract assets	$4,143	$10,687
Noncurrent contract assets	—	3,174
Total contract assets	4,143	13,861

Current contract liabilities (deferred revenue)	(13,025)	(34,990)
Noncurrent contract liabilities (deferred revenue)	(4,466)	(24,896)
Total contract liabilities	$(17,491)	$(59,886)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the nine months ended September 30, 2021 and 2020 are as follows:

	Contract Assets	Contract Liabilities
Net balance at 12/31/2019 (Predecessor)	$30,800	$(65,055)

Amortization of deferred costs	(22,736)	—
Additions to deferred costs	7,365	—
Amortization of deferred revenue	—	46,523
Additions to deferred revenue	—	(41,515)
Total	(15,371)	5,008

Net balance at 9/30/2020 (Predecessor)	$15,429	$(60,047)

Net balance at 12/31/2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	$(13,861)	$51,599

Net balance at 2/5/21 (Predecessor)	$—	$(8,287)

Net balance at 2/6/21 (Successor)	$—	$(8,287)

Amortization of deferred costs	(1,293)	—
Additions to deferred costs	5,436	—
Amortization of deferred revenue	—	5,962
Additions to deferred revenue	—	(15,166)
Total	4,143	(9,204)

Net balance at 9/30/2021 (Successor)	$4,143	$(17,491)
Customer Contract Intangible Assets
Upon emergence from the Chapter 11 Cases, the Company recognized a fair value adjustment of $113.4 million related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Effective Date through the remainder of the contracts, approximately 18 months and 32 months, respectively. As of September 30, 2021, the net carrying amount was $76.3 million, $113.4 million gross less $37.1 million accumulated amortization. The expected remaining amortization is as follows: $14.4 million for the three-month period ending December 31, 2021 and $43.5 million and $18.4 million for the years ending December 31, 2022 and 2023, respectively. We assess the recoverability of the unamortized balance when indicators of impairment are present. Should the review indicate that the carrying value is not fully recoverable, the portion not fully recoverable would be recognized as an impairment loss.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
We considered the events surrounding Hurricane Ida and the Noble Globetrotter II, including the associated force majeure notice and the need for the rig to go into the shipyard, to be a triggering event. After the Company’s review, we determined the carrying value of the related customer contract intangible was recoverable and no impairment loss was recognized.
Transaction Price Allocated to the Remaining Performance Obligations
The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations, by rig type, as of September 30, 2021:

	For the Years Ended December 31,
	2021 (1)	2022	2023	2024	2025 and beyond	Total
Floaters	$2,371	$14,804	$316	$—	$—	$17,491
Jackups	—	—	—	—	—	—
Total	$2,371	$14,804	$316	$—	$—	$17,491
(1) Represents a three-month period beginning October 1, 2021.
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2021. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Floaters	$158,313	$127,286
Jackups	72,841	99,764
Total	$231,154	$227,050

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Floaters	$349,634	$50,057	$367,304
Jackups	166,046	23,994	347,251
Total	$515,680	$74,051	$714,555
Note 11— Loss on Impairment
Asset Impairments
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. During the period from February 6 through September 30, 2021 and the period from January 1 through February 5, 2021, no impairment was recognized on our fleet.

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
While we have experienced favorable trends in 2021, the global economic turmoil that began in 2020 continues to evolve and its duration and ultimate disruption to our customers’ and our business cannot be estimated at this time. The worldwide supply of rigs still exceeds current demand from customers in both the floater and jackup markets. If we experience prolonged unfavorable changes to current market conditions, reactivation costs or dayrates or if we are unable to secure new or extended contracts for our active rigs at favorable rates, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.
Note 12— Income Taxes
As described in “Note 2— Chapter 11 Emergence,” in accordance with the Plan, the Predecessor’s Legacy Notes were cancelled and exchanged for Successor’s Ordinary Shares and Warrants. The cancellation of indebtedness income resulting from such restructuring transactions has significantly reduced the Company’s US tax attributes, including but not limited to net operating loss carryforwards. As a result of the emergence from bankruptcy, on the Effective Date, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to subject certain remaining tax attributes to an annual limitation under Section 382 of the Code.
On the Effective Date, the Company had net deferred tax liabilities in total of $21.5 million inclusive of a valuation allowance of $4.7 million. Because of the impact the cumulative operating losses have on the determination of the recoverability of deferred tax assets through future earnings and the negative evidence associated with the bankruptcy reorganization, the Company assessed the realizability of its deferred tax assets based on the future reversals of existing deferred tax liabilities. Accordingly, the Company established a new valuation allowance upon emergence of $4.7 million for a portion of its deferred tax assets.
At September 30, 2021, the Company had a deferred tax asset of $8.7 million net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $13.6 million inclusive of a valuation allowance of $4.5 million.
At September 30, 2021, the reserves for uncertain tax positions totaled $50.9 million (net of related tax benefits of $0.3 million). At December 31, 2020, the reserves for uncertain tax positions totaled $42.5 million (net of related tax benefits of $0.4 million).
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
As a result of the Pacific Drilling Merger, the Company recorded a net decrease of $18.4 million to Pacific Drilling’s historical tax reserve balance and a net adjustment of $2.9 million to other tax balances.
During the period from February 6, 2021 to September 30, 2021, our tax provision included tax benefits of $24.2 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $12.6 million related to various recurring items and $18.6 million related to non-US tax reserves.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 13— Employee Benefit Plans
Pension costs include the following components for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021, the three months ended September 30, 2021 and the three and nine months ended September 30, 2020:

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Non-US	US	Non-US	US
Interest cost	$344	$1,634	$450	$1,892
Return on plan assets	(229)	(3,177)	(517)	(2,919)
Recognized net actuarial loss	—	—	3	716
Net pension benefit cost (gain)	$115	$(1,543)	$(64)	$(311)

	Successor		Predecessor
	Period From February 6, 2021 through September 30, 2021		Period From January 1, 2021 through February 5, 2021		Nine Months Ended September 30, 2020
	Non-US	US	Non-US	US	Non-US	US
Interest cost	$926	$4,358	$99	$621	$1,313	$5,676
Return on plan assets	(616)	(8,471)	(69)	(1,250)	(1,510)	(8,757)
Recognized net actuarial loss	—	—	1	282	7	2,149
Net pension benefit cost (gain)	$310	$(4,113)	$31	$(347)	$(190)	$(932)
During the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three and nine months ended September 30, 2020, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the three and nine months ended September 30, 2020.
Note 14— Fair Value of Financial Instruments
    The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

Successor:	September 30, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,205	$7,205	$—	$—

Predecessor:	December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$12,326	$12,326	$—	$—
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 15— Commitments and Contingencies
Tax matters
Subsequent to our filing of an Application for Tentative Refund with the Internal Revenue Service (“IRS”) under the CARES Act in the months of April and August 2020, the IRS informed us that it would be conducting a limited scope examination of the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. In June 2021, the IRS completed its limited scope examination and did not propose any adjustments to the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. In September 2021, the Congressional Joint Committee approved our remaining outstanding CARES Act refund of $15.0 million. We expect to receive this refund plus interest in the last quarter of 2021. In the first quarter of 2020, we filed a foreign tax credit refund claim for taxable year 2009. In June 2021, the IRS completed its audit of taxable year 2009 in relation to our refund claim. In August 2021, we received the foreign tax credit refund of $24.5 million plus interest. No other taxable years are currently under audit in the US. We believe that we have accurately reported all amounts in our returns.
Audit claims of approximately $632.9 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2019 and 2020, in Saudi Arabia related to tax years 2015 to 2019 and against Pacific Drilling entities in Nigeria related to tax years 2010 to 2018. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Note 16— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our Noble restricted cash balance as of September 30, 2021, February 5, 2021 and December 31, 2020 consisted of $7.4 million, $2.0 million, and $21.7 million, respectively. Our Finco restricted cash balance as of September 30, 2021, February 5, 2021 and December 31, 2020 consisted of $7.4 million, $2.0 million and $1.7 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Accounts receivable	$(20,980)	$(41,344)	$31,230
Other current assets	671	17,884	(4,950)
Other assets	(11,891)	8,521	1,483
Accounts payable	3,570	(16,819)	(1,485)
Other current liabilities	12,888	11,428	9,033
Other liabilities	5,569	(5,846)	(7,869)
Total net change in assets and liabilities	$(10,173)	$(26,176)	$27,442

	Finco
	Successor	Predecessor
	Period From February 6, 2021 through September 30, 2021	Period From January 1, 2021 through February 5, 2021	Nine Months Ended September 30, 2020
Accounts receivable	$(20,980)	$(41,344)	$299
Other current assets	460	19,398	8,124
Other assets	(11,874)	8,512	2,750
Accounts payable	6,584	(14,061)	(14,564)
Other current liabilities	12,751	11,623	9,002
Other liabilities	5,395	(5,936)	(7,869)
Total net change in assets and liabilities	$(7,664)	$(21,808)	$(2,258)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of September 30, 2021, February 5, 2021 and December 31, 2020 were $30.4 million, $31.0 million and $35.3 million, respectively.
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
On April 15, 2021, Noble completed the Pacific Drilling Merger, issuing 16.6 million Ordinary Shares valued at $357.7 million, in exchange for $422.1 million net assets acquired. See “Note 4— Acquisitions” for additional information.
Note 17— Subsequent Events
The closing of the sale of the jackup rigs operated by the Company in Saudi Arabia, the Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine, to ADES pursuant to the Purchase and Sale Agreement occurred in November 2021. For additional information, see “Note 7— Property and Equipment.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at September 30, 2021, and our results of operations for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and three and nine months ended September 30, 2020. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), and Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), and our other filings with the US Securities and Exchange Commission (“SEC”).
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy (including our business strategy post-emergence from bankruptcy), impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing, benefits or results of acquisitions or dispositions (including the benefits of the Pacific Drilling Merger (as defined below), and our plans, objectives, expectations and intentions related to the Pacific Drilling Merger), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “shall,” “will,” “would” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to our emergence from bankruptcy (including but not limited to our ability to improve our operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties following emergence from bankruptcy), the Pacific Drilling Merger (including the risk that the Pacific Drilling Merger disrupts the parties’ current plans and operations as a result of the consummation of the transactions contemplated by the Pacific Drilling Merger Agreement, the ability to recognize the anticipated benefits of the Pacific Drilling Merger, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees, costs related to the Pacific Drilling Merger, changes in applicable laws or regulations, the possibility that the combined company may be adversely affected by other economic, business, and/or competitive factors and the ability of the combined company to improve its operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the US, actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations (including as a result of the change in the US presidential administration), compliance with or changes in environmental, health, safety, tax and other regulations or requirements or initiatives (including those addressing the impact of global climate change or air emissions), violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 20 mobile offshore drilling units, consisting of 12 floaters and eight jackups focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Recent Events
Emergence from Chapter 11. On February 5, 2021 (the “Effective Date”), Legacy Noble successfully completed its financial restructuring and Legacy Noble and its debtor affiliates emerged from the Chapter 11 Cases. As a result, Noble emerged from bankruptcy on the Effective Date with a substantially delevered balance sheet and less than $400.0 million of debt. Noble’s capital structure as of the Effective Date includes a $675.0 million revolving credit facility, of which $190.0 million is drawn as of September 30, 2021, and $216.0 million of our senior secured second lien notes (the “Second Lien Notes”). On the Effective Date, Legacy Noble’s ordinary shares were cancelled and ordinary shares of Noble with a nominal value of $0.00001 per share (“Ordinary Shares”) were issued to Legacy Noble’s former bondholders. Certain former bondholders and former equity holders of Legacy Noble were also issued warrants to purchase shares of the Company. All cash payments made by the Company under the Plan on the Effective Date were funded from cash on hand, proceeds of our rights offering (the “Rights Offering”), and proceeds from the new revolving credit facility. For additional information regarding the Chapter 11 Cases, the Rights Offering and our emergence, see “Note 2— Chapter 11 Emergence” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Merger with Pacific Drilling. On March 25, 2021, Noble entered into an Agreement and Plan of Merger (the “Pacific Drilling Merger Agreement”) with Pacific Drilling Company LLC (“Pacific Drilling”), pursuant to which Noble acquired Pacific Drilling in an all-stock transaction (the “Pacific Drilling Merger”) on April 15, 2021. Pursuant to the terms and conditions set forth in the Pacific Drilling Merger Agreement, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants (as defined herein) at closing. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters, the Pacific Bora and Pacific Mistral, in June 2021 for net proceeds of $29.7 million.
The Pacific Drilling Merger provided incremental capacity to serve existing customers in the floater market, broadening our customer relationships and facilitating Noble's reentry into the growing West Africa and Mexico regions. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
NYSE Listing. On June 9, 2021, our Ordinary Shares began trading on the New York Stock Exchange under the symbol “NE.”
Hurricane Ida. During the period from February 6 through September 30, 2021, costs related to damages sustained on the Noble Globetrotter II during Hurricane Ida in the US Gulf of Mexico totaled $10.4 million. In preparation for Hurricane Ida, the rig successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package, which is a series of controls that sits above the blowout preventer, and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for minor injuries and released from medical care. The Company has given force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses, which could adversely affect our business.
Saudi Purchase and Sale Agreement. On August 25, 2021, the Company and certain subsidiaries of the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell the jackup rigs operated by the Company in Saudi Arabia to ADES International Holding Limited (“ADES”) for a purchase price of $292.4 million in cash. Pursuant to the terms of the Purchase and Sale Agreement, the jackups, Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine, together with certain related assets, were sold to ADES. The closing of the sale occurred in November 2021, and the Company expects to recognize a gain, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets. The Purchase and Sale Agreement also included certain covenants that the Company has agreed to not carry on or be engaged in the operation of jackup drilling rigs in the territorial waters of the Kingdom of Saudi Arabia in the Arabian Gulf for a term after the closing date of (i) one year for purposes of drilling gas wells and (ii) two years for the purposes of drilling oil wells.
Market Outlook
Our business is significantly impacted by spending on upstream exploration, development and production programs by our customers. The level of spending by our customers is heavily influenced by the current and expected demand and future prices of oil and natural gas. Since early 2020, the ongoing COVID-19 pandemic has reduced the global demand for oil and led to worldwide disruptions to business and economic activity, which slowed an already challenging recovery in our industry. The worldwide vaccine rollouts in 2021 have allowed governments to ease COVID-19 restrictions and lockdown protocols, and business activity has improved. However, such improvements have also caused disruptions in supply chains and distribution channels and appear to be leading to higher than normal general inflation. We expect our business opportunities and results to improve as the global economy continues to stabilize, resulting in higher global oil demand. Prices for oil, along with other commodities, have moderately increased this year, which is favorable for our customers. While OPEC+ has remained disciplined in its policies to stabilize oil prices, member states have spare capacity, which is expected to return to the market in the future. Beyond uncertainties in the demand and supply of oil which could affect our business, energy transition trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments to include more sustainable energy sources. Nonetheless, the global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand.
The offshore drilling industry remains highly competitive, and the worldwide supply of rigs still exceeds current demand from customers in both the floater and jackup markets. As of the end of September 2021, total utilization for floater rigs was 68% and marketed utilization was 80%. For jackups, total utilization was 72% and marketed utilization was 82%. The difference between total and marketed percentages for each rig type highlights the idle assets which contractors continue to hold in anticipation of an improved market environment. In our view, this supply of existing idle rigs will further deter the majority of stranded newbuild assets from entering the market in the near term.
The market outlook in our business varies by geographical region and water depth. We are encouraged by the ongoing indications of recovery in the ultra-deepwater floater market in the US Gulf of Mexico, South America, and Africa. Harsh environment shallow water jackup markets show stable opportunities and remain an important portion of our business. Contracting activity with our customer base has increased in 2021 as compared to 2020’s lows. We welcome the improvements in dayrates that have accompanied this increase and will continue to remain disciplined market participants.
While we are cautiously optimistic about recent positive trends, our industry continues to face challenges and uncertainties and is unlikely to return to activity levels experienced in historical cycle peaks.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of September 30, 2021, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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

    The table below presents the amount of our contract drilling services backlog as of September 30, 2021, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31,
	Total	2021 (1)	2022	2023	2024	2025 - 2027
	(In thousands)
Contract Drilling Services Backlog
Floaters (2)(3)	$1,202,092	$159,159	$593,410	$164,238	$94,922	$190,363
Jackups (5)(6)	327,876	77,884	216,002	33,990	—	—
Total	$1,529,968	$237,043	$809,412	$198,228	$94,922	$190,363
Percent of Available Days Committed (4)
Floaters		69%	55%	14%	8%	6%
Jackups		75%	47%	6%	—%	—%
Total		72%	51%	10%	4%	3%
(1)Represents a three-month period beginning October 1, 2021. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
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
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of five years and three months related to the Noble Tom Madden and one year and three months to each of the Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign term among rigs. The aforementioned additional backlog included in the table above for periods where the rate is yet to be determined is estimated by using the most recently negotiated CEA rate.
(4)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.
(5)Includes backlog for the Noble Tom Prosser for a contract signed in July 2021 with Santos for three firm wells to begin in direct continuation of its current contract, but is still subject to project sanctioning.
(6)Includes backlog related to the four jackups divested to ADES in November 2021 of approximately $29.4 million for the remainder of 2021 and $95.5 million and $29.4 million for the years ended 2022 and 2023, respectively. See “—Executive Overview—Recent Events” above for further detail.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the evolution of the COVID-19 pandemic, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2020.
As of September 30, 2021, ExxonMobil, Shell and Saudi Arabian Oil Company represented approximately 53.3 percent, 17.9 percent and 10.1 percent of our backlog, respectively. Excluding the four jackups being divested to ADES, as of September 30, 2021, ExxonMobil and Shell would represent approximately 59.3 percent and 19.9 percent of our backlog, respectively.
Strategy
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
Our floating and jackup drilling fleet is among the youngest, most modern and versatile in the industry, with the majority of our rigs having been delivered since 2011. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint. We do not have any newbuild rigs under construction and we have also retired, sold or otherwise fully impaired 24 drilling rigs since late 2014, due in part to advanced service lives, high cost of operation and limited customer appeal. Market conditions could lead to us stacking, retiring or otherwise disposing of additional rigs.
Our organization prioritizes financial discipline and cash flow generation and management will continue to evaluate our balance sheet, and focus on returning cash to shareholders, and improving our fleet of floating and jackup rigs, particularly focusing on higher specification rigs, to meet the demands of increasingly complex drilling programs required by our customers.
Climate change is an environmental, social and economic challenge. We are committed to continuous improvement and a sustainable energy future, supported by our efforts to protect the environment throughout our operations and safely provide reliable and efficient services to allow access to essential resources. Oversight of our sustainability is at the Board level, with the Nominating, Governance and Sustainability Committee assisting in that oversight role with respect to the Corporation’s sustainability policies and practices.
Results of Operations
Results for the Three Months Ended September 30, 2021 and 2020
Net loss for the three months ended September 30, 2021 was $23.7 million or $(0.36) per diluted share, on operating revenues of $250.4 million compared to a net loss for the three months ended September 30, 2020 of $50.9 million, or $(0.20) per diluted share, on operating revenues of $241.8 million.
As a result of Noble conducting substantially all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items for the three months ended September 30, 2021 and September 30, 2020, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss) and the gain on bargain purchase. For the three months ended September 30, 2021 and September 30, 2020, Finco’s operating loss was $9.7 million and $13.6 million lower, respectively, than that of Noble. The operating loss difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services. The predecessor period had a $61.5 million gain related to litigation, which has been settled, in Reorganization items, net.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.

The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Floaters	73%	53%	806	582	214,304	218,821
Jackups	75%	62%	828	680	87,972	146,625
Total	74%	57%	1,634	1,262	$150,287	$179,900
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
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating revenues:
Contract drilling services	$231,154	$227,050
Reimbursables and other (1)	19,217	14,786
	250,371	241,836
Operating costs and expenses:
Contract drilling services	188,552	137,180
Reimbursables (1)	16,462	13,369
Depreciation and amortization	25,248	90,606
General and administrative	14,982	15,662
Merger and integration costs	5,033	—
Transaction costs on sale of operating assets	3,146	—
Hurricane losses	10,441	—
Pre-petition charges	—	3,894
	263,864	260,711
Operating loss	$(13,493)	$(18,875)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues
During the three months ended September 30, 2021, contract drilling services revenues totaled $158.3 million for our floaters and $72.8 million for our jackups. The 12 floaters had a total of 806 operating days, including eight that operated for the full quarter, two that operated part of the quarter and two that were stacked for the full quarter. The two floaters that operated for part of the quarter consisted of the Noble Gerry de Souza (formerly the Pacific Santa Ana), which completed the contract in Mauritania mid-August and then mobilized to Las Palmas to commence shipyard projects, and the Noble Faye Kozak (formerly the Pacific Khamsin), which commenced its contract in Mexico in early September. The Pacific Meltem and Pacific Scirocco remained stacked in Las Palmas for the quarter. The 12 jackups had a total of 828 operating days, including nine that operated for the full quarter, one that was in shipyard for part of the quarter and two that were stacked for the full quarter. The Noble Lloyd Noble continued shipyard projects in preparation for its contract in Norway that commenced in late October. The Noble Sam Hartley and Noble Houston Colbert remained warm stacked in the North Sea for the quarter. Additionally, contract drilling services revenues for the period included: (i) a reduction of $14.4 million of non-cash amortization related to customer contract intangibles which were recognized on the Effective Date and (ii) amortizations for mobilization, pre-contract and capital recovery revenues.
During the three months ended September 30, 2020, contract drilling services revenues totaled $127.3 million for our floaters and $99.8 million for our jackups. The seven floaters, excluding five stacked rigs, had a total of 582 operating days, including six that operated for the full quarter and the Noble Clyde Boudreaux, which completed its contract in Vietnam towards the end of July. The 12 jackups had a total of 680 operating days, including six that operated for the full quarter, three that operated for part of the quarter and three that were warm stacked for the full quarter. The three jackups that operated for part of the quarter included the Noble Regina Allen, which completed its contract in Canada in mid-August, the Noble Sam Hartley, which commenced its contract in the North Sea in mid-August and the Noble Sam Turner, which commenced its contract in the North Sea at the end of August. The Noble Hans Duel, Noble Houston Colbert and Noble Scott Marks (contract suspension) were warm stacked the full quarter.
Operating Costs and Expenses
During the three months ended September 30, 2021, contract drilling services costs, which includes our local administrative and operations support, totaled $188.6 million. Ten of our 12 floaters were contracted, of which eight operated for the full period, and 10 of our 12 jackups were contracted, of which nine operated for the full period. Operating costs increased within the period, primarily as a result of the new rigs that were acquired in the Pacific Drilling Merger. The period also included costs for the Noble Lloyd Noble preparing for its new contract in Norway that commenced in late October. The floaters Pacific Meltem and Pacific Scirocco and the jackups Noble Houston Colbert and Noble Sam Hartley remained warm stacked for the entire period.
During the three months ended September 30, 2020, contract drilling services costs totaled $137.2 million. Operating costs for this period were generated by 12 rigs that operated for the full quarter, four rigs that operated for part of the quarter and three rigs that were warm stacked the full quarter. In addition, this quarter included costs related to five cold stacked floaters that were sold in the fourth quarter, including the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day and Noble Paul Romano.
Depreciation and Amortization. Depreciation and amortization totaled $25.2 million and $90.6 million during the three months ended September 30, 2021 and the three months ended September 30, 2020, respectively. Depreciation during the Successor period was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date and has increased due to the rigs acquired from the Pacific Drilling Merger. Depreciation during the Predecessor period declined due to impairments of assets recognized during the first quarter of 2020.
General and Administrative Expenses. General and administrative expenses totaled $15.0 million and $15.7 million during the three months ended September 30, 2021 and the three months ended September 30, 2020, respectively. The Successor period included $1.8 million of professional fees incurred in connection with various corporate projects.
Pre-Petition Charges. Noble incurred $3.9 million of pre-petition charges during the three months ended September 30, 2020. These costs relate to attorneys, financial advisors and other professional fees incurred in connection with the Chapter 11 Cases.
Merger and Integration Costs. Noble incurred $5.0 million of merger and integration costs in connection with the Pacific Drilling Merger during the three months ended September 30, 2021. Finco incurred $4.1 million of merger and integration costs in connection with the Pacific Drilling Merger during the three months ended September 30, 2021. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Transaction Costs on Sale of Operating Assets. Noble incurred $3.1 million of charges in connection with the ADES divestiture during the three months ended September 30, 2021. Finco incurred $2.2 million of charges in connection with the ADES divestiture during the three months ended September 30, 2021. Costs incurred were related to severance charges required in the local jurisdiction and professional fees. The closing of the sale occurred in November 2021, and the Company expects to recognize a gain, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets. For additional information, see “Note 7— Property and Equipment” to our condensed consolidated financial statements.
Hurricane Losses. Noble incurred $10.4 million of costs in connection to damages sustained from Hurricane Ida during the three months ended September 30, 2021. The damage assessment resulted in a write-off of assets of $5.4 million and the majority of the remaining costs relate to costs related to the equipment recovery efforts and legal fees. For additional information, see “Note 7— Property and Equipment” to our condensed consolidated financial statements.
Other Income and Expenses
Interest Expense. Interest expense totaled $8.9 million and $23.4 million during the three months ended September 30, 2021 and the three months ended September 30, 2020, respectively. The three months ended September 30, 2021 included interest expense on our Second Lien Notes as well as borrowings under our Revolving Credit Facility. The Predecessor period of 2020 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. For additional information, see “Note 2— Chapter 11 Emergence” and “Note 8— Debt” to our condensed consolidated financial statements.
Income Tax Provision. We recorded an income tax provision of $2.3 million and $25.3 million during the three months ended September 30, 2021 and the three months ended September 30, 2020, respectively. During the three months ended September 30, 2021, our tax provision included tax benefits of $2.1 million related to a US reserve release, offset primarily by approximately $3.8 million of various recurring tax expenses.
During the three months ended September 30, 2020, our tax provision included a $21.2 million US return-to-provision adjustment, $31.1 million impact of UK tax rate and valuation allowance increases, a $5.7 million Guyana withholding tax reserve and $1.0 million of other tax adjustments. Such tax expenses are offset by tax benefits of $2.5 million related to a litigation settlement and $31.2 million related to a US valuation allowance adjustment and other recurring tax items.
Results for the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020
Net loss for the period from February 6 through September 30, 2021 was $21.5 million, or $(0.35) per diluted share, on operating revenues of $562.1 million. Net income for the period from January 1 through February 5, 2021 was $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million, compared to a net loss for the nine months ended September 30, 2020 of $1,155.7 million, or $(4.61) per diluted share, on operating revenues of $761.1 million.
As a result of Noble conducting all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items between the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating loss and the gain on bargain purchase. For the period from February 6 through September 30, 2021 and the nine months ended September 30, 2020, Finco’s operating losses were $30.6 million and $92.4 million lower, respectively, than that of Noble. The operating loss difference is primarily a result of expenses related to corporate legal costs and administration attributable to Noble for operations support and stewardship-related services. The Predecessor period had a $15.0 million gain related to litigation, which has been settled, in Reorganization cost, net. During the period from January 1 through February 5, 2021, Finco’s operating income was $0.3 million lower than that of Noble.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.

The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	Period From February 6, 2021 through September 30, 2021	Period From January 1, 2021 through February 5, 2021	Nine Months Ended September 30, 2020	Period From February 6, 2021 through September 30, 2021	Period From January 1, 2021 through February 5, 2021	Nine Months Ended September 30, 2020	Period From February 6, 2021 through September 30, 2021	Period From January 1, 2021 through February 5, 2021	Nine Months Ended September 30, 2020
Floaters	72%	86%	55%	1,810	216	1,802	213,680	231,745	203,792
Jackups	68%	58%	74%	1,922	252	2,472	86,392	95,212	140,512
Total	70%	68%	64%	3,732	468	4,274	$148,126	$158,228	$167,199
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
Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Nine Months Ended
	September 30, 2021	February 5, 2021	September 30, 2020
Operating revenues:
Contract drilling services	$515,680	$74,051	$714,555
Reimbursables and other (1)	46,467	3,430	46,510
	562,147	77,481	761,065
Operating costs and expenses:
Contract drilling services	456,853	46,965	442,479
Reimbursables (1)	41,577	2,737	41,387
Depreciation and amortization	64,831	20,622	283,652
General and administrative	47,939	5,727	106,504
Merger and integration costs	13,786	—	—
Transaction costs on sale of operating assets	3,146	—	—
Hurricane losses	10,441	—	—
Pre-petition charges	—	—	14,409
Loss on impairments	—	—	1,119,517
	638,573	76,051	2,007,948
Operating income (loss)	$(76,426)	$1,430	$(1,246,883)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Operating Revenues
During the period from February 6 through September 30, 2021, contract drilling services revenues totaled $349.6 million for our floaters and $166.0 million for our jackups. Ten of our 12 floaters were contracted and operated during the period, five of which were contracted and operated for the full period. Eleven of our 12 jackups were contracted and operated during the period, four of which were contracted and operated for the full period. Three of the five floaters acquired in the Pacific Drilling Merger operated during the period; the Noble Stanley Lafosse (formerly the Pacific Sharav) operated throughout the period from the Pacific Drilling Merger date in the Gulf of Mexico, the Noble Gerry de Souza (formerly the Pacific Santa Ana) completed its contract in Mauritania in mid-August and the Noble Faye Kozack (formerly the Pacific Khamsin) commenced its contract in Mexico in early September. The Noble Scott Marks returned to operations in early June 2021 following the end of its suspension, which began in May 2020. In April 2021, the Noble Sam Croft began its contract in Guyana, bringing our presence there to four rigs. The other contracted rigs not operating for the full period included the Noble Clyde Boudreaux, Noble Tom Prosser, Noble Hans Deul and Noble Sam Turner, which commenced new contracts in late June 2021, early May 2021, early April 2021 and early March 2021, respectively. The Noble Lloyd Noble completed its contract in late February 2021 and, after completing shipyard projects, commenced operations in Norway in late October. The Noble Roger Lewis completed regulatory shipyard maintenance during the period and the Noble Sam Hartley was warm stacked in early May 2021. Additionally, contract drilling revenue for the period included: (i) a reduction of $37.1 million of non-cash amortization related to customer contract intangibles which were recognized on the Effective Date and (ii) amortizations for mobilization, pre-contract and capital recovery revenues.
During the period from January 1 through February 5, 2021, contract drilling services revenues totaled $50.1 million for our floaters and $24.0 million for our jackups. All six contracted floaters and seven of our eight contracted jackups operated for the entire period. This was offset by one contracted jackup not operating for the full period, the Noble Scott Marks, which was on suspension, as previously described.
During the nine months ended September 30, 2020, contract drilling services revenues totaled $367.3 million for our floaters, with seven floaters contracted and operating a majority of the period and $347.3 million for our jackups with 13 jackups operating in the period, five for the full period. The Noble Tom Prosser and Noble Tom Madden were placed on special standby rates during this period due to the effects of the COVID-19 pandemic. Rigs that were warm stacked for a part of or the entire nine months included the Noble Hans Duel, Noble Houston Colbert, Noble Sam Hartley, Noble Sam Turner and Noble Scott Marks. The Noble Joe Beall was stacked after completing its final contract and was retired during the first quarter of 2020.
Operating Costs and Expenses
During the period from February 6 through September 30, 2021, contract drilling services costs, which includes our local administrative and operations support, totaled $456.9 million. Ten of our 12 floaters were contracted and operated during the period, five of which were contracted and operated for the full period. Eleven of our 12 jackups were contracted and operated during the period, four of which were contracted and operated for the full period. Operating costs within the period increased due to the new rigs that were acquired in the Pacific Drilling Merger and the Noble Lloyd Noble continued shipyard projects in preparation for its contract in Norway, which commenced in late October. This was partially offset by decreased operating costs as a result of the Noble Sam Hartley being warm stacked in early May 2021.
During the period from January 1 through February 5, 2021, contract drilling services costs totaled $47.0 million. Reduced operating costs in the period was a result of rigs stacked during the entire period including the Noble Clyde Boudreaux, Noble Houston Colbert, Noble Hans Deul and Noble Tom Prosser.
During the nine months ended September 30, 2020, contract drilling services costs totaled $442.5 million. Operating costs for this period included costs related to 15 rigs which were contracted and operating the majority of the period. In addition, the period also included costs related to the jackup Noble Joe Beall sold in the first quarter of 2020 and five floaters that were stacked and ultimately retired and sold in the fourth quarter of 2020, including the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day, and Noble Paul Romano. The Noble Tom Prosser and Noble Tom Madden were placed on special standby rates during this period due to the effects of the COVID-19 pandemic. The Noble Hans Duel and Noble Houston Colbert were warm stacked for the majority of the period, contributing to a reduction in costs.
Depreciation and Amortization. Depreciation and amortization totaled $64.8 million, $20.6 million, and $283.7 million during the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020, respectively. Depreciation during February 6 through September 30, 2021 was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date and has increased due to the rigs acquired from the Pacific Drilling Merger. Depreciation during the nine months ended September 30, 2020 declined due to impairments of assets recognized during the first quarter of 2020.

Loss on Impairments. We recorded no loss on impairments during the period from February 6 through September 30, 2021 or the period from January 1 through February 5, 2021. We recorded a loss on impairment of $1.1 billion for the nine months ended September 30, 2020. For additional information, see “Note 11— Loss on Impairment” to our condensed consolidated financial statements.
General and Administrative Expenses. General and administrative expenses totaled $47.9 million, $5.7 million and $106.5 million during the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020, respectively. The nine months ended September 30, 2020 included $54.0 million of charges related to litigation that has been settled.
Pre-Petition Charges. Noble incurred $14.4 million of pre-petition charges during the nine months ended September 30, 2020. These costs relate to attorneys’ and financial advisors’ fees and other professional fees incurred in connection with the Chapter 11 Cases.
Merger and Integration Costs. Noble incurred $13.8 million of merger and integration costs in connection with the Pacific Drilling Merger during the period from February 6 through September 30, 2021. Finco incurred $7.1 million of merger and integration costs in connection with the Pacific Drilling Merger during the period from February 6 through September 30, 2021. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Transaction Costs on Sale of Operating Assets. Noble incurred $3.1 million of charges in connection with the ADES divestiture during the period from February 6 through September 30, 2021. Finco incurred $2.2 million of charges in connection with the ADES divestiture during the period from February 6 through September 30, 2021. Costs incurred were related to severance charges that were required in the local jurisdiction and professional fees. The closing of the sale occurred in November 2021, and the Company expects to recognize a gain, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets. For additional information, see “Note 7— Property and Equipment” to our condensed consolidated financial statements.
Hurricane Losses. Noble incurred $10.4 million of costs in connection to damages sustained from Hurricane Ida during the period from February 6 through September 30, 2021. The damage assessment resulted in a write-off of assets of $5.4 million and the majority of the remaining costs relate to costs related to the equipment recovery efforts and legal fees. For additional information, see “Note 7— Property and Equipment” to our condensed consolidated financial statements.
Other Income and Expenses
Reorganization Items, Net. Noble incurred a net gain of $252.1 million for reorganization items during the period from January 1 through February 5, 2021. Finco incurred a net gain of $195.4 million for reorganization items during the period from January 1 through February 5, 2021. The gain was primarily the result of gains on the settlement of Liabilities subject to compromise exceeding other net reorganization charges and net charges related to fresh start accounting. No reorganization charges or income were recorded during the nine months ended September 30, 2020. For additional information, see “Note 2— Chapter 11 Emergence” to our condensed consolidated financial statements.
Interest Expense. Interest expense totaled $23.6 million, $0.2 million and $164.6 million during the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020, respectively. The Predecessor period of 2021 and 2020 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. The Successor period of 2021 includes interest expense on our newly issued Second Lien Notes as well as borrowings under our Revolving Credit Facility. For additional information, see “Note 2— Chapter 11 Emergence” and “Note 8— Debt” to our condensed consolidated financial statements.
Gain on Bargain Purchase. Noble recognized a $64.5 million gain on the bargain purchase of Pacific Drilling during the period from February 6 through September 30, 2021. For additional information, see “Note 4— Acquisitions” to our condensed consolidated financial statements.
Income Tax Benefit. We recorded an income tax benefit of $6.6 million, income tax expense of $3.4 million and income tax benefit $238.9 million during the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and the nine months ended September 30, 2020, respectively.
During the period from February 6, 2021 to September 30, 2021, our tax provision included tax benefits of $24.2 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $12.6 million related to various recurring items and $18.6 million related to non-US tax reserves.

During the period ended on February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
During the nine months ended on September 30, 2020, our tax benefit included the tax effect from asset impairments of $95.6 million, the tax impact of the application of the CARES Act of $41.7 million, a non-US reserve release due to a statute expiration of $4.6 million, a reduction of US tax reserves of $111.9 million, the tax impact of $2.5 million related to a litigation settlement, and other recurring tax benefits of approximately $41.6 million. These tax benefits were partially offset by a 2019 US return-to-provision adjustment of $21.2 million, the impact of UK tax rate and valuation allowance increase of $31.1 million, a Guyana withholding tax reserve of $5.7 million and other tax adjustments of $1.0 million.
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
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Revolving Credit Agreement providing for the $675.0 million Revolving Credit Facility and canceled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of September 30, 2021, we had $190.0 million of loans outstanding and $8.7 million of letters of credit issued under the Revolving Credit Facility and an additional $11.7 million in letters of credit and surety bonds issued under bilateral arrangements.
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
Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment.
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
•fees and expenses related to the Chapter 11 Cases; and

•capital expenditures.
Net cash provided by operating activities was $24.0 million during the period from February 6 through September 30, 2021, net cash used in operating activities was $45.4 million for the period from January 1 through February 5, 2021 and net cash provided by operating activities was $236.7 million for the nine months ended September 30, 2020. The Successor and prior year Predecessor periods benefited from a cash inflow from operating assets and liabilities, while the Predecessor had a cash outflow from operating assets and liabilities. We had working capital of $179.4 million at September 30, 2021 and $383.9 million at December 31, 2020.
Net cash used in investing activities was $31.5 million during the period from February 6 through September 30, 2021, $14.4 million during the period from January 1 through February 5, 2021 and $111.2 million during the nine months ended September 30, 2020. The Predecessor and Successor periods include shipyard work on the Noble Lloyd Noble and the managed pressure drilling upgrade on the Noble Don Taylor and Noble Tom Madden. The Successor period also includes cash acquired from the Pacific Drilling Merger and proceeds from the sale of the Pacific Bora and Pacific Mistral in late June 2021.
Net cash provided by financing activities was $13.1 million during the period from February 6 through September 30, 2021, net cash used in financing activities was $191.2 million during the period from January 1 through February 5, 2021 and net cash provided by financing activities was $107.4 million for the nine months ended September 30, 2020. The Predecessor period included the repayment of the 2017 Credit Facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility. The Successor period includes net borrowings on the Revolving Credit Facility.
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
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets or borrowings under our Revolving Credit Facility. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Capital Expenditures
Capital expenditures totaled $117.1 million, $10.3 million and $102.9 million during the period from February 6 through September 30, 2021, the period from January 1 through February 5, 2021 and nine months ended September 30, 2020, respectively.
Capital expenditures during the period from February 6 through September 30, 2021 consisted of the following:
•$42.2 million for sustaining capital;
•$56.2 million in major projects, including subsea and other related projects;
•$1.7 million for capitalized interest; and
•$17.0 million for rebillable capital and contract modifications.
Capital expenditures during the period from January 1 through February 5, 2021 consisted of the following:
•$1.5 million for sustaining capital;
•$2.1 million in major projects, including subsea and other related projects; and
•$6.7 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for the period from February 6 through December 31, 2021 is expected to range between $165 million and $185 million, of which approximately $80 million to $90 million is currently anticipated to be spent for sustaining capital, and approximately $25 million is anticipated to be rebillable to our customers.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.

Share Capital
As of September 30, 2021, Noble had approximately 60.2 million shares outstanding as compared to approximately 251.1 million Legacy Noble ordinary shares outstanding and trading at December 31, 2020.
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
Legacy Noble and Noble have not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.
Guarantees of Registered Securities
Finco has issued the Second Lien Notes due 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility (the “Guarantors”). The guarantees are unconditional, irrevocable, joint and several senior obligations of each Guarantor and rank equally in right of payment with all future senior indebtedness of such Guarantor and effectively senior to all of such Guarantor’s unsecured senior indebtedness.
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

Summarized Balance Sheet Information:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Current assets	$237,305	$461,587
Amounts due from non-guarantor subsidiaries, current	5,419,725	5,552,158
Noncurrent assets	1,275,657	3,590,865
Amounts due from non-guarantor subsidiaries, noncurrent	1,070,031	1,045,237
Current liabilities	164,910	159,601
Amounts due from non-guarantor subsidiaries, current	4,996,139	5,532,634
Noncurrent liabilities	449,442	120,033
Amounts due from non-guarantor subsidiaries, noncurrent	132,787	480,460

Summarized Statement of Operations Information:

	Successor (1)	Predecessor (2)
	Obligors	Obligors
	Period From	Period From
	February 6, 2021	January 1, 2021	Year
	through	through	Ended
	September 30, 2021	February 5, 2021	December 31, 2020
Operating revenues	$447,010	$70,584	$895,295
Operating costs and expenses	447,867	63,255	4,320,475
Income (loss) from continuing operations before income taxes	(31,801)	(2,303,528)	(3,414,898)
Net income (loss)	(44,378)	(2,318,932)	(3,468,407)
(1)Includes operating revenue of $31.6 million, operating costs and expenses of $7.4 million and other expense of $11.3 million attributable to transactions with non-guarantor subsidiaries for the period from February 6, 2021 through September 30, 2021.
(2)Includes operating revenue of $3.8 million, operating costs and expenses of $1.1 million and other expense of $(1.2) million attributable to transactions with non-guarantor subsidiaries for the period from January 1, 2021 through February 5, 2021. Includes operating revenue of $88.2 million, operating costs and expenses of $23.7 million and other expense of $3.3 million attributable to transactions with non-guarantor subsidiaries for the year ended December 31, 2020.
Environmental Matters
We are subject to numerous international, federal, state and local laws and regulations relating to the protection of the environment and of human health and safety. For a discussion of the most significant of these laws and regulations, see Part I, Item 1. “Business—Governmental Regulations and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated laws focusing on greenhouse gas reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. For a discussion of climate change, see Part I, Item 1. “Business—Governmental Regulations and Environmental Matters—Climate Change” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as that term is defined in Item 303(a)(4)(ii) of Regulation S-K.

New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 5— Accounting Pronouncements,” to the condensed consolidated financial statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of September 30, 2021. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of September 30, 2021. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management is in the process of evaluating and integrating the internal controls of the acquired Pacific Drilling business into the existing operations. There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
Management is in the process of evaluating and integrating the internal controls of the acquired Pacific Drilling business into the existing operations. There were no changes in Finco’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Finco.

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
Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as our Board of Directors may determine from time to time. On November 3, 2021, there were 60,172,178 Ordinary Shares outstanding and 6,463,182 Penny Warrants (as defined herein) issued and outstanding. In addition, as of November 3, 2021, 8,311,090 Tranche 1 Warrants, 8,319,514 Tranche 2 Warrants and 2,777,562 Tranche 3 Warrants (each as defined herein) were outstanding and exercisable. We also have 7,716,049 Ordinary Shares authorized and initially reserved for issuance pursuant to equity awards under the Noble Corporation 2021 Long-Term Incentive Plan.
A large percentage of the Ordinary Shares (or warrants exercisable for Ordinary Shares) are held by a relatively small number of investors. We entered into (i) the Equity Registration Rights Agreement (as defined herein) with certain parties who received Ordinary Shares under the Plan associated with our Chapter 11 reorganization and (ii) a registration rights agreement with the holders identified therein in connection with the closing of the Pacific Drilling Merger, in each case pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of such Ordinary Shares by them. Sales of a substantial number of the Ordinary Shares in the public markets, exercise of a substantial number of warrants or even the perception that these sales or exercises might occur (such as upon the filing of the aforementioned registration statements), could impair our ability to raise capital for our operations through a future sale of, or pay for acquisitions using, our equity securities.
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
The Tranche 1 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the applicable warrant agreement has occurred and is continuing, Noble or the holders of Tranche 1 Warrants or Tranche 2 Warrants representing at least 20% of such tranche (the “Required Mandatory Exercise Warrantholders”) have the right and option (but not the obligation) to cause all or a portion of the warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable warrant agreement) with respect to the number of Ordinary Shares withheld upon exercise of such warrant on a cashless basis. As of November 3, 2021, the Mandatory Exercise Condition set forth in the warrant agreement for the Tranche 1 Warrant had occurred. The exercise of these warrants into Ordinary Shares would have a dilutive effect to the holdings of our existing shareholders.
The potential for US Gulf of Mexico hurricane related windstorm damage or liabilities could result in uninsured losses, impacts to customer contracts and may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.
Certain areas of the world such as the US Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Some of our drilling rigs in the US Gulf of Mexico are located in areas that could cause them to be susceptible to damage and/or total loss by these storms. Damage caused by high winds, turbulent seas and other severe weather conditions could result in rig loss or damage (some of which may be uninsured), termination of drilling contracts for lost or severely damaged rigs or curtailment of operations on damaged drilling rigs with reduced or suspended dayrates for significant periods of time until the damage can be repaired, which could adversely affect our business. Moreover, our operating procedures may be altered during hurricane season in preparation for such severe weather conditions.
Our drilling operations in the US Gulf of Mexico have been impacted by hurricanes. On August 29, 2021, the Noble Globetrotter II encountered severe weather conditions related to Hurricane Ida in the US Gulf of Mexico. In preparation for the hurricane, the rig successfully secured the well and detached from the blowout preventer without incident. However, during transit, the lower marine riser package, which is a series of controls that sits above the blowout preventer, and a small number of riser joints separated from the rig. We are in the process of completing a full assessment of the rig’s condition. Although we have insurance coverage for property damage with a $10.0 million deductible, our insurance policies may not adequately cover our losses, which could adversely affect our business. Additionally, we have given force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract, although there can be no assurance the customer will agree with our position.
Inflation may adversely affect our operating results.
Inflationary factors such as increases in the labor costs, material costs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue, if our dayrates do not increase with these increased costs.

Risks Related to the Pacific Drilling Merger
The integration of Pacific Drilling into the combined company may not be as successful as anticipated, and the combined company may not achieve the intended benefits or do so within the intended timeframe.
The Pacific Drilling Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating Pacific Drilling into the combined company may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations or cash flows of Noble. Potential difficulties that may be encountered in the integration process include, among other factors:
•    the inability to successfully integrate the businesses of Pacific Drilling into the combined company, operationally and culturally, in a manner that permits Noble to achieve the full revenue and cost savings anticipated from the Pacific Drilling Merger;
•    complexities associated with managing a larger, more complex, integrated business;
•    not realizing anticipated synergies;
•    the inability to retain key employees and otherwise integrate personnel from the two companies and the loss of key employees;
•    potential unknown liabilities and unforeseen expenses associated with the Pacific Drilling Merger;
•    difficulty or inability to comply with the covenants of the debt of the combined company;
•    integrating relationships with customers, vendors and business partners;
•    performance shortfalls, including operating, safety, or environmental performance at one or both of the companies as a result of the diversion of management’s attention caused by completing the Pacific Drilling Merger and integrating Pacific Drilling’s operations into the combined company; and
•    the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Additionally, the success of the Pacific Drilling Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining Noble’s and Pacific Drilling’s businesses. The anticipated benefits and cost savings of the Pacific Drilling Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that Noble does not currently foresee. Some of the assumptions that Noble has made, such as the achievement of certain synergies, may not be realized.
As noted above, certain shareholders own a substantial percentage of the Ordinary Shares. Certain of such shareholders may also have received additional Ordinary Shares in the Pacific Drilling Merger. As a result, the risks relating to concentrated ownership of the Ordinary Shares, described above in, “—Risks Related to Our Business and Operations—Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities,” would be increased.
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

2.6†
Purchase and Sale Agreement, dated as of August 25, 2021, by and among Finco, Noble Drilling (TVL) Ltd., Noble SA Limited, Noble Rig Holding I Limited, Noble Rig Holding 2 Limited, Noble Drilling Arabia Co. Ltd. and ADES International Holding Limited (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on August 26, 2021 and incorporated herein by reference).

2.7†
Amendment No. 1 to Purchase and Sale Agreement, dated as of October 15, 2021, by and among Finco, Noble Drilling (TVL) Ltd., Noble SA Limited, Noble Rig Holding I Limited, Noble Rig Holding 2 Limited, Noble Drilling Arabia Co. Ltd., ADES International Holding Limited and ADES Saudi Limited Company.

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

10.1*	Noble Corporation Summary of Director Compensation.

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
Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	November 5, 2021
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 5, 2021
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

Noble Finance Company, a Cayman Islands company

/s/ Richard B. Barker	November 5, 2021
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	November 5, 2021
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date