Form 10-K
period 2021-12-31
Noble Corp; Noble Finance Co
filed 2022-02-17
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
Registrant’s Telephone Number, Including Area Code: (281) 276-6100
_____________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value $0.00001 per share, of Noble Corporation	NE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Noble Corporation	Yes	☑	No	☐
Noble Finance Company	Yes	☐	No	☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Noble Corporation	Yes	☐	No	☑
Noble Finance Company	Yes	☑	No	☐
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Noble Corporation	Yes	☑	No	☐
Noble Finance Company	Yes	☐	No	☑
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Noble Corporation	Yes	☑	No	☐
Noble Finance Company	Yes	☑	No	☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Noble Corporation	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Noble Finance Company	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Noble Corporation	☐
Noble Finance Company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Noble Corporation	Yes	☐	No	☑
Noble Finance Company	Yes	☐	No	☑
As of June 30, 2021, the aggregate market value of the registered shares of Noble Corporation held by non-affiliates was $1.5 billion based on the closing price of such shares on such date as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☑	No	☐
Number of shares outstanding at February 15, 2022: Noble Corporation — 61,856,875
Number of shares outstanding: Noble Finance Company — 261,246,093

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

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the US Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing, benefits or results of acquisitions or dispositions (including the Pacific Drilling Merger and the Business Combination (each as defined herein) and our plans, objectives, expectations and intentions related to the Pacific Drilling Merger and the Business Combination), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Pacific Drilling Merger (including the risk that the Pacific Drilling Merger disrupts the parties’ current plans and operations as a result of the consummation of the transactions contemplated by the Pacific Drilling Merger Agreement, the ability to recognize the anticipated benefits of the Pacific Drilling Merger, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees, costs related to the Pacific Drilling Merger, changes in applicable laws or regulations, the possibility that the combined company may be adversely affected by other economic, business, and/or competitive factors and the ability of the combined company to improve its operating structure, financial results and profitability and to maintain relationships with suppliers, customers, employees and other third parties), the Business Combination with Maersk Drilling (as defined herein) (including the risk that the Business Combination may not be completed in a timely manner or at all, the failure to satisfy the conditions to the consummation of the Business Combination, the occurrence of any event, change or other circumstance that could give rise to the termination of the Business Combination Agreement (as defined herein), the effect of the announcement or pendency of the Business Combination on Noble’s or Maersk Drilling’s business relationships, performance and business generally, the risk that the proposed Business Combination disrupts current plans of Noble or Maersk Drilling and potential difficulties in Noble’s or Maersk Drilling’s employee retention as a result of the proposed Business Combination, the outcome of any legal proceedings that may be instituted against Noble or Maersk Drilling related to the Business Combination Agreement or the proposed Business Combination, requirements, conditions or costs that may be imposed on Noble or Maersk Drilling in connection with obtaining regulatory approvals of the Business Combination, the ability of Topco (as defined herein) to list the Topco Shares (as defined herein) on the New York Stock Exchange (the “NYSE”) or Nasdaq Copenhagen A/S (“Nasdaq Copenhagen”), volatility in the price of the securities of the combined companies (Noble and Maersk Drilling) due to a variety of factors, including changes in the competitive markets in which Topco plans to operate, variations in performance across competitors, changes in laws and regulations affecting Topco’s business and changes in the combined capital structure, the ability to implement business plans, forecasts, and other expectations (including with respect to synergies and financial and operational metrics, such as EBITDA and free cash flow) after the completion of the proposed Business Combination, and to identify and realize additional opportunities, the failure to realize anticipated benefits of the proposed Business Combination, the potential impact of announcement or consummation of the proposed Business Combination on relationships with third parties, and risks associated with assumptions that parties make in connection with the parties’ critical accounting estimates and other judgments), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the United States (“US”), actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with or changes in environmental, health, safety, tax and other regulations or requirements or initiatives (including those addressing the impact of global climate change or air emissions), violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described under “Risk Factors” included in this report, or in our other filings with the US Securities and Exchange Commission (“SEC”). We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operating results and financial condition.
Risks Related to Our Business and Operations
•our business depends on the level of activity in the oil and gas industry;
•the impact of the COVID-19 pandemic;
•the offshore contract drilling industry is a highly competitive and cyclical business;
•an over-supply of offshore rigs;
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
•risks associated with future mergers, acquisitions or dispositions of businesses or assets;
•inflation may adversely affect our operating results;
•we are a holding company, and we are dependent upon cash flow from subsidiaries to meet our obligations;
•the warrants we issued pursuant to the Plan (as defined herein) are exercisable for Ordinary Shares (as defined herein);
•future sales or the availability for sale of substantial amounts of the Ordinary Shares could adversely affect the trading price of the Ordinary Shares;
•the potential for US Gulf of Mexico hurricane related windstorm damage or liabilities;
Risks Related to the Pacific Drilling Merger
•the integration of Pacific Drilling (as defined herein) into the combined company may not be as successful as anticipated, and the combined company may not achieve the intended benefits;
Financial and Tax Risks
•we may record impairment charges on property and equipment;
•Noble conducts substantially all of its business through Finco and its subsidiaries, and the indenture governing the Second Lien Notes (as defined herein) contains operating and financial restrictions that may restrict Finco’s business and financing activities;
•the Revolving Credit Agreement (as defined herein) contains various restrictive covenants limiting the discretion of our management in operating our business;
•the impact of a loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries on our tax rate on our worldwide earnings;
Regulatory and Legal Risks
•the impact of governmental laws and regulations on our costs and drilling activity;
•increasing attention to environmental, social and governance matters and climate change;
•changes in, compliance with, or our failure to comply with certain laws and regulations;
•compliance with laws and regulations relating to the protection of the environment and of human health and safety;
•we are subject to litigation;
Risks Related to the Business Combination with Maersk Drilling
•the Business Combination may not be as successful as anticipated, and the combined company may not achieve the intended benefits;

•the Business Combination remains subject to conditions that neither Noble nor Maersk Drilling can control;
•Noble shareholders and Maersk Drilling shareholders will have a reduced ownership and voting interest after the Business
Combination;
•we could be required to make a significant cash payment in connection with the Compulsory Purchase (as defined herein);
•each of Noble and Maersk Drilling may have liabilities that are not known to the other party;
•     our failure to consummate the Business Combination;
•     future sales or the availability for sale of substantial amounts of the Topco Shares could adversely affect the trading price of the Topco Shares; and
•     direct and indirect costs incurred as a result of the Business Combination.
For a more complete discussion of the material risks facing our business, see Part I, Item 1A, “Risk Factors” below.

PART I
Item 1. Business.
Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. We focus on a high-specification fleet of floating and jackup rigs and the deployment of our drilling rigs in oil and gas basins around the world. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921.
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
In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms, the Debtors emerged from the Chapter 11 Cases and Noble became the new parent company. For additional information on the financial restructuring, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Recent Events—Emergence from Chapter 11.” For a description of the events that occurred on the Effective Date, including the issuance of ordinary shares of Noble with a nominal value of $0.00001 per share (the “Ordinary Shares”), the Tranche 1 Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants (each as defined herein), see “Note 2— Chapter 11 Emergence” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
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
Finco was an indirect, wholly-owned subsidiary of Legacy Noble prior to the Effective Date and has been a direct, wholly-owned subsidiary of Noble, our parent company, since the Effective Date. Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all its business through Finco and its subsidiaries. As such, the terms “Predecessor” and “Successor” also refer to Finco, as the context requires.
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
We typically provide contract drilling services under an individual contract, on a dayrate basis. Although each contract’s final terms and conditions are the result of negotiations with our customers, many contracts are awarded through a competitive bidding process. Our drilling contracts may contain the following terms:
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
•provisions permitting early termination of the contract by the customer (i) if the unit is lost or destroyed, (ii) if operations are suspended for a specified period of time due to breakdown of equipment or breach of contract or (iii) for convenience with the payment of contractually specified termination amounts;
•provisions allowing the impacted party to terminate the contract if specified “force majeure” events beyond the contracting parties’ control occur for a defined period of time;
•payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies;
•provisions that allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one regional location to another which, under certain market conditions, may not allow us to receive full reimbursement of such costs;
•provisions that allow us to recover certain cost increases from our customers in certain long-term contracts; and
•provisions that require us to lower dayrates for documented cost decreases in certain long-term contracts.
During periods of depressed market conditions, such as the one we recently experienced for a number of years, our customers may attempt to renegotiate or repudiate their contracts with us although we seek to enforce our rights under our contracts. The renegotiations may include changes to key contract terms, such as pricing, termination and risk allocation.
For a discussion of our backlog of commitments for contract drilling services, please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Contract Drilling Services Backlog.”
Drilling Fleet
Noble is a leading offshore drilling contractor for the oil and gas industry. Noble owns and operates one of the most modern, versatile and technically advanced fleets of mobile offshore drilling units in the offshore drilling industry. Noble provides, through its subsidiaries, contract drilling services with a fleet of 20 offshore drilling units, consisting of 12 floaters and eight jackups at the date of this report, focused largely on ultra-deepwater and high-specification drilling opportunities in both established and emerging regions worldwide. Each type of drilling rig is described further below. Several factors determine the type of unit most suitable for a particular job, the most significant of which include the water depth and the environment of the intended drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. At December 31, 2021, our fleet was located in Africa, Far East Asia, the Middle East, the North Sea, Oceania, South America and the US Gulf of Mexico. Our fleet consists of the following types of mobile offshore drilling units:
Floaters
A drillship is a type of floating drilling unit that is based on the ship-based hull of the vessel and equipped with modern drilling equipment that gives it the capability of easily transitioning from various worldwide locations and carrying high capacities of equipment while being able to drill ultra-deepwater oil and gas wells in up to 12,000 feet of water. Drillships can stay directly over the drilling location without anchors in open seas using a dynamic positioning system (“DPS”), which coordinates position references from satellite signals and acoustic seabed transponders with the drillship's six to eight thrusters to keep the ship directly over the well that is being drilled. Drillships are selected to drill oil and gas wells for programs that require a high level of simultaneous operations, where drilling loads are expected to be high, or where there are occurrences of high ocean currents, where the drillship's hull shape is the most efficient. Noble's fleet consists of 11 drillships capable of water depths from 10,000 feet to 12,000 feet.
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

Jackups
Jackup drilling units are designed to provide drilling solutions in depths ranging from less than 100 feet to as deep as 500 feet of water with drilling hookloads up to 2,500,000 pounds. Jackup rigs can be used in open water exploration locations, as well as over fixed, bottom-supported platforms. A jackup drilling unit is a towed mobile vessel consisting of a floating hull equipped with three or four legs, which are lowered to the seabed at the drilling location. The hull is then elevated out of the water by the jacking system using the legs to support weight of the hull and drilling equipment against the seabed. Once the hull is elevated to the desired level, or jacked up, the drilling package can be extended out over an existing production platform or the open water location and drilling can commence. Noble’s fleet of eight jackups consists of high-specification units capable of drilling in up to 500 feet of water.
The following table presents certain information concerning our offshore fleet at February 16, 2022. We own and operate all of the units included in the table.

Name	Make	Year Built or Rebuilt (1)	Water Depth Rating (feet) (2)	Drilling Depth Capacity (feet)	Location	Status (3)
Floaters—12
Drillships—11
Noble Bob Douglas	GustoMSC P10000	2013 N	12,000	40,000	Guyana	Active
Noble Don Taylor	GustoMSC P10000	2013 N	12,000	40,000	Guyana	Active
Noble Faye Kozack	Samsung 120000 Double Hull	2013 N	12,000	40,000	US Gulf of Mexico	Active
Noble Gerry de Souza	Samsung 120000 Double Hull	2011 N	12,000	40,000	Las Palmas	Active
Noble Globetrotter I	Globetrotter Class	2011 N	10,000	30,000	US Gulf of Mexico	Active
Noble Globetrotter II	Globetrotter Class	2013 N	10,000	30,000	US Gulf of Mexico	Active
Noble Sam Croft	GustoMSC P10000	2014 N	12,000	40,000	Guyana	Active
Noble Stanley Lafosse	Samsung 120000 Double Hull	2014 N	12,000	40,000	US Gulf of Mexico	Active
Noble Tom Madden	GustoMSC P10000	2014 N	12,000	40,000	Guyana	Active
Pacific Meltem	Samsung 120000 Double Hull	2014 N	12,000	40,000	Las Palmas	Stacked
Pacific Scirocco	Samsung 120000 Double Hull	2011 N	12,000	40,000	Las Palmas	Stacked
Semisubmersibles—1
Noble Clyde Boudreaux	F&G 9500 Enhanced Pacesetter	2007 R	10,000	35,000	Malaysia	Stacked
Independent Leg Cantilevered Jackups—8
Noble Hans Deul (4)	F&G JU-2000E	2008 N	400	30,000	UK	Active
Noble Houston Colbert (4)	F&G JU-3000N	2014 N	400	30,000	UK	Available
Noble Lloyd Noble (4)	GustoMSC CJ70-x150-ST	2016 N	500	32,000	Norway	Active
Noble Mick O’Brien (4)	F&G JU-3000N	2013 N	400	30,000	Qatar	Active
Noble Regina Allen (4)	F&G JU-3000N	2013 N	400	30,000	Trinidad and Tobago	Active
Noble Sam Hartley (4)	F&G JU-3000N	2014 N	400	30,000	UK	Available
Noble Sam Turner (4)	F&G JU-3000N	2014 N	400	30,000	Denmark	Active
Noble Tom Prosser (4)	F&G JU-3000N	2014 N	400	30,000	Australia	Active
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
(4)    Harsh environment capability.

Market
The offshore contract drilling industry is a highly competitive and cyclical business. Demand for offshore drilling services is driven by the offshore exploration and development programs of oil and gas operators, which in turn are influenced by many factors. Those factors include, but are not limited to, the price and price stability of oil and gas, the relative cost and carbon footprint of offshore resources within each operator’s broader energy portfolio, global macroeconomic conditions, world energy demand, the operator’s strategy toward renewable energy sources, environmental considerations and governmental policies.
In the provision of offshore contract drilling services, success in securing contracts is primarily governed by price, a rig’s availability, drilling capabilities and technical specifications and its safety performance record. Other factors include experience of the workforce, process efficiency, condition of equipment, operating integrity, reputation, industry standing and client relations.
Our business strategy focuses on a high-specification fleet of both floating and jackup rigs and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world. We emphasize safe operations, environmental stewardship, social responsibility, and robust governance to sustain superior performance and maximize stakeholder value, achieved through the employment of our qualified and well-trained crews, the care of our surroundings and neighboring communities, a regimented management system, and a superior fleet. We also carefully manage rig operating costs through the implementation and continuous improvement of innovative systems and processes, which includes the use of data analytics and predictive maintenance technology.
We maintain a global operational presence and compete in many of the major offshore oil and gas basins worldwide. All our drilling rigs are mobile, and we may reposition our drilling rigs among regions for a variety of reasons, including in response to customer requirements. We compete in both the jackup and floating rig market segments, each of which may have different supply and demand dynamics at a given period in time or in different regions.
Since 2014, the offshore drilling industry has faced the challenging combination of a significant rig oversupply and an overall reduction in offshore development and exploration activity that has reduced global offshore rig demand. Industry conditions gradually improved in 2019, which was evidenced by increasing utilization and improving dayrates. However, in the first half of 2020, this gradual recovery was abruptly halted as oil prices experienced concurrent supply and demand shocks. The supply shock was driven by production disagreements among OPEC+ members that resulted in a sudden and a significant oversupply of oil, and the demand shock by the onset of the global COVID-19 pandemic that resulted in a meaningful reduction in global economic activity and produced significant uncertainty among our customers. However, by early 2021, oil prices returned to pre-pandemic levels and continued to rise throughout 2021. Concurrent with this oil price recovery, contracting activity improved as our customer base started to increase their capital budgets.
The global rig supply continues to come down from historic highs as Noble and other offshore drilling contractors retire less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards generally requiring dayrates in excess of current market rates in order to be economic to be brought into the global fleet.
Looking forward to 2022, we expect offshore drilling activity to increase as the global economy continues to improve. However, the market outlook in our business varies by geographical region and water depth. We are continually encouraged by the ongoing indications of recovery in the ultra-deepwater floater market in the US Gulf of Mexico, South America, and Africa. Harsh environment jackup markets show stable opportunities and remain an important portion of our business.
While we are cautiously optimistic that recent positive trends will continue, our industry continues to face uncertainties and is unlikely to return to activity levels experienced in historical cycle peaks. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments to include alternative energy sources, as well as respond to the normal cycles that have historically existed in our industry. We also expect inflationary pressures to persist as well as continue to experience disruptions in supply chains and distribution channels. Nonetheless, the global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand.

Significant Customers
During the three years ended December 31, 2021, we principally conducted our contract drilling operations in Canada, Far East Asia, the Middle East, the North Sea, Oceania, the Black Sea, Africa, South America and the US Gulf of Mexico.
The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019 (1)
Royal Dutch Shell plc (“Shell”)	13.3%	30.0%	21.7%	36.5%
Exxon Mobil Corporation (“ExxonMobil”)	39.1%	29.8%	26.6%	13.7%
Equinor ASA (“Equinor”)	3.1%	5.2%	14.3%	13.1%
Saudi Arabian Oil Company (“Saudi Aramco”)	9.8%	13.9%	13.8%	11.9%
(1) Excluding the Noble Bully II contract buyout, revenues from Shell, ExxonMobil, Equinor and Saudi Aramco accounted for approximately 27.1 percent, 15.7 percent, 15.1 percent and 13.6 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2019.
No other customer accounted for more than 10 percent of our consolidated operating revenues in 2021, 2020 or 2019.
Human Capital
At December 31, 2021, we had approximately 1,800 employees, excluding approximately 1,000 persons we engaged through labor contractors or agencies. Approximately 88 percent of our workforce is located offshore. We are not a party to any material collective bargaining agreements, and we consider our employee relations to be satisfactory.
Our compliance program is focused on ensuring adherence with the highest ethical standards and applicable laws and setting the tone for an ethical work environment. Noble’s commitment to a strong compliance culture is fundamental to who we are as a leading offshore drilling contractor. We uphold our Core Value of respecting the dignity and worth of all employees and are committed to advancing a more diverse and inclusive workplace. The Noble Code, Noble’s code of business conduct and ethics (the “Code of Conduct”), provides the foundation for our culture and underscores our commitment to our Core Values of safety, environmental stewardship, honesty and integrity, respect and performance. It also includes our responsibility and commitment to follow all applicable laws as well as our own internal policies, and requires any supplier or third party who works with Noble to comply with similar fundamental principles.
Operating our business in a socially responsible way is integral to who we are. Internally, our employee-focused programs, such as training and continuing education, our promotion and advancement program, diversity, equity, and inclusion, recruitment initiatives, and retirement and benefits, are key to our commitment to the personal and professional growth of our workforce. Externally, our dedication is evidenced by our affiliations and how we contribute to and invest in the communities where we operate.
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
Safety and Environmental Stewardship. Noble is committed to delivering excellent health, safety and environmental (“HSE”) performance as part of our business strategy in order to add further value for employees, customers, and shareholders. Safety and environmental stewardship are the cornerstone of who we are, what we stand for and what we do every day to deliver a high-quality operation. All personnel, regardless of job or position onboard our vessels or at any Noble facility, has the authorization and obligation to immediately stop any unsafe act, practice or job that that poses any risk or danger to people or the environment. Noble’s pursuit of exceptional HSE performance begins with our strong corporate culture and by starting SAFE every day: one tour, one task and one person at a time. SAFE is an acronym for the phrase: follow Standards, be Accountable, stay Focused, achieve Excellence. Daily, the crew onboard each rig work together to achieve specific safety and environmental objectives and if all objectives are met, then the day is counted as a SAFE Day. Under our SAFE Day program, in 2021, our rigs achieved the SAFE objectives 98.9% of available days, which is an increase over 2020 performance, and our total recordable incident rate for 2021 increased 9% from the prior year.

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
Governmental Regulations and Environmental Matters
Our environmental commitment is to protect our world and its resources in a manner led by our Mission and Core Values. With our experience and procedural discipline, we are able to operate with excellence, delivering efficient and reliable services for the benefit of our customers as well as our community, which includes everyone from our investors, to our workers, and the communities where we live and operate. Political developments and numerous governmental regulations, which may relate directly or indirectly to the contract drilling industry, affect many aspects of our operations. Our contract drilling operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the equipping, supplying and operation of drilling units, environmental protection and related recordkeeping, health and safety of personnel, safety management systems, the reduction of atmospheric emissions that contribute to a cumulative effect on the overall air quality and environment (commonly referred to as greenhouse gases), economic sanctions, currency conversions and repatriation, oil and gas exploration and development, taxation of capital equipment, taxation of offshore earnings and earnings of expatriate personnel, employee benefits and use of local employees, content and suppliers by foreign contractors. A number of countries actively regulate and control the ownership of concessions and companies holding concessions, the exportation of oil and gas and other aspects of the oil and gas industries in their countries. In addition, government actions, including initiatives by OPEC and OPEC+, may continue to contribute to oil price volatility. In some areas of the world, this government activity has adversely affected the amount of exploration and development work done by oil and gas companies and influenced their need for offshore drilling services, and likely will continue to do so.
The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Many of the countries in whose waters we operate from time to time regulate the discharge of oil and other contaminants in connection with drilling and marine operations. Failure to comply with these laws and regulations, or failure to obtain or comply with permits, may result in the assessment of administrative, civil and criminal penalties, imposition of remedial requirements and the imposition of injunctions to force future compliance. Although these requirements impact the oil and gas and energy services industries, generally, they do not appear to affect us in any material respect that is different, or to any materially greater or lesser extent, than other companies in the energy services industry. However, our business and prospects could be adversely affected by regulatory activity that prohibits or restricts our customers’ exploration and production activities, resulting in reduced demand for our services or imposing environmental protection requirements that result in increased costs to us, our customers or the oil and natural gas industry in general.
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
Countries in the European Union (“EU”) implement the U.N.’s Kyoto Protocol on GHG emissions through the Emissions Trading System (“ETS”). The ETS program establishes a GHG “cap and trade” system for certain industry sectors, including power generation at some offshore facilities. Total GHG from these sectors is capped, and the cap is reduced over time to achieve GHG reductions from these sectors. In July 2021, the European Commission adopted a series of legislative proposals setting out how it intends to achieve climate neutrality in the EU by 2050, including an intermediate 55% GHG reduction target by 2030. In order to reach this goal, the European Commission has proposed potential revisions and expansions of the EU ETS.
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
Combustion of ultra-low sulfur fuel oil aboard all of our vessels worldwide (Scope 1) is the Company’s primary source of GHG emissions, which includes carbon dioxide, methane and nitrous oxide. Based upon the emissions calculation factor provided by the Environmental and Emissions Monitoring System (“EEMS”), we estimate our carbon dioxide equivalent (“C02e”) gas emissions to have been 449,119 tons for the year ended December 31, 2021 as compared to 413,628 tons for the year ended December 31, 2020. When expressed as an intensity measure of tons of C02e gas emissions per contract day for our vessels worldwide, we estimate that the intensity measure during 2021 and 2020 was 80.81 and 80.34 tons per contract day, respectively. In 2020, the scope of reporting of energy, GHG and other emissions has been changed from a financial scope to operational scope to further increase transparency on GHG emissions for Noble operating days. Prior years have been restated.
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
Finally, climate change could increase the frequency and severity of adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas. If such effects were to occur, they could have an adverse impact on our operations.
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
The IMO has also adopted and revised MARPOL, including Annex VI to MARPOL, which limits the main air pollutants contained in exhaust gas from ships, including sulfur oxides (“SOx”) and nitrous oxides (“NOx”), prohibits deliberate emissions of ozone depleting substances, regulates shipboard incineration and the emissions of volatile organic compounds from tankers, sets a progressive reduction globally in emissions of SOx, NOx and particulate matter, introduces emission control areas to reduce emissions of those air pollutants further in designated sea areas, and effective from January 1, 2020, reduces the global sulfur limit in fuel oil from the current 3.50% to 0.50% m/m (mass by mass) sulfur content. Prior to January 1, 2020, our rigs were operating and continue to operate with low sulfur fuel oil at or below the global limits of 0.50%.
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
In addition to the contractual indemnities described above, we also carry Protection and Indemnity (“P&I”) insurance, which is a comprehensive general liability insurance program covering liability resulting from offshore operations. Our P&I insurance includes coverage for liability resulting from personal injury or death of third parties and our offshore employees, third-party property damage, pollution, spill clean-up and containment and removal of wrecks or debris. We also carry hull and machinery insurance that protects us against physical loss or damage to our drilling rigs. Our P&I and hull and machinery insurance program is renewed in April of each year, with the P&I program currently carrying a limit of $50.0 million per occurrence of which Noble retains the first $5.0 million per occurrence, plus excess liability coverage of $700.0 million in the aggregate. Our hull and machinery insurance is subject to a deductible that is currently $5.0 million, except with respect to loss or damage from named windstorms in the Gulf of Mexico, in which event the current deductible is $10.0 million.
Our insurance policies and contractual rights to indemnity may not adequately cover our losses and liabilities in all cases. For additional information, please read Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—We may have difficulty obtaining or maintaining insurance in the future and our insurance coverage and contractual indemnity rights may not protect us against all the risks and hazards we face.”
The above description of our insurance program and the indemnification provisions of our drilling contracts is only a summary as of the time of preparation of this report and is general in nature. Our insurance program and the terms of our drilling contracts may change in the future. In addition, the indemnification provisions of our drilling contracts may be subject to differing interpretations, and enforcement of those provisions may be limited by public policy and other considerations.
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
You may also find information related to our corporate governance, committees of our Board of Directors (our “Board of Directors” or the “Board”) and company code of ethics (and any amendments or waivers of compliance) at our website. Among the documents you can find there are the following:
•Amended and Restated Articles of Association;
•Code of Conduct;
•Corporate Governance Guidelines;
•Audit Committee Charter;
•Compensation Committee Charter;
•Nominating, Governance and Sustainability Committee Charter;
•Finance Committee Charter; and
•Sustainability Report
Our website address is http://www.noblecorp.com. Investors should also note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the investor relations section of our website to communicate with our investors. It is possible that the financial and other information posted there could be deemed to be material information. Except to the extent explicitly stated herein, documents and information contained on or linked to or from our website are not part of, and are not incorporated by reference into, this report.
Item 1A. Risk Factors.
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our shares.
Risks Related to Our Business and Operations
Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, recently had and may in the future have a material adverse effect on our business, financial condition and results of operations.
Demand for drilling services depends on a variety of economic and political factors and the level of activity in offshore oil and gas exploration and development and production markets worldwide. The price of oil and gas, and market expectations of potential changes in the price, significantly affect this level of activity, as well as dayrates that we can charge customers for our services. Crude oil prices started to steeply decline in late 2014 and dropped to as low as approximately $19.33 per barrel of Brent Crude in April 2020. Recently, oil prices have partially recovered to a price of approximately $93.28 per barrel of Brent Crude on February 15, 2022 but have been volatile and have not reached early 2014 levels.
However, higher prices do not necessarily translate into increased drilling activity because our clients take into account a number of considerations when they decide to invest in offshore oil and gas resources, including expectations regarding future commodity prices and demand for hydrocarbons. The price of oil and gas and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including:

•worldwide production, current demand, and our customer’s views of future demand for oil and gas (including any over-supply of oil and gas as a result of the COVID-19 pandemic or actions by OPEC+ members), which are impacted by the COVID-19 pandemic and the governmental, company and individual reactions thereto and changes in the rate of economic growth in the global economy;
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
•inventory levels, and the cost and availability of storage and transportation of oil, gas and their related products;
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
•the occurrence or threat of epidemic or pandemic diseases, such as COVID-19, or any governmental response to such occurrence or threat;
•tax laws, regulations and policies;
•laws, regulations and other initiatives related to environmental matters, including those addressing alternative energy sources, the phase-out of fossil fuel vehicles and the risks of global climate change;
•the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism; and
•the laws, regulations and policies of governments regarding exploration and development of their oil and gas reserves or speculation regarding future laws or regulations.
Adverse developments affecting the industry as a result of one or more of these factors, including a decline in the price of oil and gas from their current levels or the failure of the price of oil and gas to remain consistently at a level that encourages our clients to expand their capital spending, the inability of our customers to access capital on economically advantageous terms, including as a result of the increasing focus on climate change by investors, a global recession, reduced demand for oil and gas products, or a perception that the demand for hydrocarbons will significantly decrease, increased supply due to the development of new onshore drilling and production technologies, and increased regulation of drilling and production, particularly if several developments were to occur in a short period of time, would have a material adverse effect on our business, financial condition and results of operations. However, increases in near-term commodity prices do not necessarily translate into increased offshore drilling activity because customers’ expectations of longer-term future commodity prices and expectations regarding future demand for hydrocarbons typically have a greater impact on demand for our rigs. The level of oil and gas prices has had, and may in the future have, a material adverse effect on demand for our services, and we expect that future declines in prices would have a material adverse effect on our business, results of operations and financial condition.
Public health issues, including epidemics or pandemics such as the COVID-19 pandemic, have resulted in, and may in the future cause, significant adverse consequences for our business, financial position and results of operations.
Public health issues, such as the COVID-19 (including new variants thereof) pandemic, worldwide mitigation efforts necessitated by the COVID-19 pandemic, our own mitigation efforts, and the effect from the actual and potential disruption of operations of our business partners, suppliers and customers, have had, and may in the future have, a material negative impact on our business, financial position and results of operations. In response to COVID-19, governmental authorities around the world took, and may continue to take, various actions to mitigate the spread of COVID-19, such as imposing mandatory closures of non-essential business facilities, attempting to mandate certain employee vaccinations, mandating testing for certain travelers, international and otherwise, seeking voluntary closures of certain businesses, and imposing certain other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. While many of the restrictions and measures initially implemented during 2020 have since been softened or lifted in varying degrees in different locations around the world, and the manufacture and distribution of COVID 19 vaccines during 2021 helped to initiate a recovery from the pandemic, the uncertainty regarding existing and new potential variants of COVID-19 and the success of any vaccines in respect thereof, may in the future cause a reduction in global economic activity or prompt, the re-imposition of certain restrictions and measures. In addition, even if not required by governmental authorities, increases in COVID-19 cases, such as if a new variant emerges, may result in significantly reduced economic activity, particularly in affected areas, which could result in a sharp reduction in the demand for oil and a decline in oil prices as occurred during 2020.
We continue to experience increased costs and inefficiencies as a result of the comprehensive precautionary measures we take to help minimize the risk of COVID-19 to our business, employees, customers, suppliers and the communities in which we operate, including testing employees for COVID-19 prior to transport to a rig and quarantining any operational employee on a rig who has shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected). A variety of other precautionary measures which enable us to continue operating have nonetheless had a material negative impact on our business, financial condition and results of operations. One such measure, which has resulted in an increase in the cost of operations, has been when a situation required individuals to isolate in a designated facility and subsequently test negative for COVID-19 prior to being permitted to travel to our rigs. We also have experienced increased costs in maintaining a pool of employees that are available to substitute for employees who are not able to travel to a rig.
Many of our non-operational employees continue to work remotely a substantial majority of their time, which has created certain logistical challenges, inefficiencies and operational risks such as an increased risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions. While we are actively assessing and planning for various operational contingencies, we cannot guarantee that any actions taken by us, including the precautionary measures noted above, will be effective in preventing an interruption of operations on one or more of our rigs from an outbreak of COVID-19 or vacancies of essential positions due to COVID-19 infections. To the extent there is such an outbreak or vacancies, we have previously, and may in the future have to, temporarily shut down operations of one or more of our rigs, which could have a material negative impact on our business, financial condition and results of operations.
Governmental authorities around the world have implemented at various times during the COVID-19 pandemic, and continue to develop, policies with the goal of re-opening sectors of the economy. Certain jurisdictions have completed, or nearly completed, their respective re-opening processes. However, others have returned, or may in the future return, to a restricted environment because of increases, and expected increases, in COVID-19 cases. The recent increase in COVID-19 cases resulting from the Omicron variant has created uncertainty as to whether prior protocols remain effective. In turn, the ultimate impact of that Omicron variant is unknown.
As a result of complying with travel restrictions and mandatory quarantine measures imposed by governmental authorities and responding to surges in COVID-19 cases, we have experienced, and may continue to experience, increased difficulties, delays and expenses in moving our personnel to and from our operating locations. We have been unable, and may in the future be unable, to pass these increased expenses to our customers. Additionally, disruptions to the ability of our suppliers, manufacturers and service providers to supply labor, parts, equipment or services in the jurisdictions in which we operate, whether as a result of government actions, labor shortages, travel restrictions, the inability to source labor, parts or equipment from affected locations or other effects related to the COVID-19 pandemic, have increased our operating costs and the risk of rig downtime and negatively impacted our ability to meet commitments to customers and may continue to do so in the future.
COVID-19 has had a material negative impact on the financial condition of many of our customers and resulted in, and may in the future result in, reductions to their drilling and production expenditures and delays or cancellations of projects, thereby decreasing demand for our services. We have experienced: customers seeking price reductions for our services, payment deferrals and termination of our contracts; customers seeking to not perform under our contracts pursuant to a force majeure claim; and customers that are unable or unwilling to timely pay outstanding receivables owed to us, all of which present liquidity challenges for us. In addition, we have experienced, and may in the future experience, pressure to reduce dayrates on existing contracts and idle or suspend existing operations. Any early termination payment made in connection with an early contract termination may not fully compensate us for the loss of the contract or may result in a negative impact to our projected future earnings due to the required accounting treatment of such a termination payment. Accordingly, the actual amount of revenues earned may be substantially lower than the backlog reported.
The factors described above, including the ultimate duration and scope of the COVID-19 pandemic (including any potential future outbreaks of new variants and the success of vaccination programs), the impact on customers, suppliers, manufacturers and service providers, the timing to return to normal economic conditions, the impact on our operations, the demand for our services, and any permanent behavioral changes that the pandemic may cause, have had, and may continue to have, a material negative impact on our business, results of operations and financial condition. We cannot predict when this negative impact will end, or whether it may worsen.

The offshore contract drilling industry is a highly competitive and cyclical business with intense price competition. We have competitors who are larger and have more financial resources than us. If we are unable to compete successfully, our profitability may be materially reduced.
The offshore contract drilling industry is a highly competitive and cyclical business characterized by high capital and operating costs and evolving capability of newer rigs. Drilling contracts are traditionally awarded on a competitive bid basis. Price competition, rig availability, location and suitability and technical specifications are the primary factors in determining which rig is qualified for a job, and additional factors are considered when determining which contractor is awarded a job. Such additional factors include experience of the workforce, operating efficiency, safety performance record, condition of equipment, operating integrity, reputation, industry standing and client relations. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. In the past several years, the pace of consolidation in our industry has increased, leading to the creation of a number of larger and financially stronger competitors. If we are unable, or our customers believe that we are unable, to compete with the scale and financial strength of these larger competitors, it could harm our ability to maintain existing drilling contracts and secure new ones. Moreover, certain of our competitors have engaged, or may in the future engage, in bankruptcy proceedings, debt refinancing transactions, management changes or other strategic initiatives in an attempt to reduce operating costs to maintain their competitive position in the market, which could result in stronger or healthier balance sheets and, in turn, an improved ability to compete with us. Further, if current competitors or new market entrants implement new or differentiated technical capabilities, services or standards, which may be more attractive to our customers or price their product offerings more competitively, it could have a material adverse effect on our business, financial condition and results of operations.
Our industry is also cyclical. The offshore contract drilling industry has recently been, and currently is, in a period characterized by excess rig supply. Periods of low demand or excess rig supply intensify the competition in the industry and have resulted in, and may continue to result in, many of our rigs earning substantially lower dayrates or being idle for long periods of time. Although the industry is experiencing a rationalization and correction of the global offshore rig supply, we cannot provide you with any assurances as to when such period of excess rig supply will end, and when there will be higher demand for contract drilling services or a more meaningful reduction in the number of drilling rigs.
An over-supply of offshore rigs has depressed, and may in the future depress, dayrates and demand for our rigs, which may adversely impact our revenues and profitability.
Prior to the downturn that began in 2014, we experienced an extended period of high utilization and high dayrates, and industry participants materially increased the supply of drilling rigs by building new drilling rigs, including some that have not yet entered service. This increase in supply, combined with the decrease in demand for drilling rigs resulting from, among other factors, a substantial decline in the price of oil beginning in 2014, resulted in an oversupply of drilling rigs, which contributed to the recent decline in utilization and dayrates.
Although the industry is experiencing a rationalization and correction of the global offshore rig supply, which has resulted in an increase in dayrates, we continue to experience competition from newbuild rigs that have either already entered the market or are available to enter the market. The entry of these rigs into the market has resulted, and may in the future result, in lower dayrates for both newbuilds and existing rigs rolling off their current contracts. Lower utilization and dayrates have adversely affected our revenues and profitability and may continue to do so. In addition, our competitors may relocate rigs to geographic markets in which we operate, which could exacerbate any excess rig supply, or depress the current rationalization and correction of offshore rig supply, and result in lower dayrates and utilization in those regions. To the extent that the drilling rigs currently under construction or on order do not have contracts upon their completion, there may be increased price competition as such vessels become operational, which could lead to a reduction in dayrates and in utilization. Rig operators may take lower dayrates and shorter contract durations on older rigs to keep their rigs operational and avoid scrapping or retiring them. As a result, our business, financial condition and results of operations would be materially adversely affected.
We have not been, and may continue not to be, able to renew or replace certain expiring contracts, and our customers have sought, and may continue to seek, to terminate, renegotiate or repudiate our drilling contracts and have had, and may continue to have, financial difficulties that prevent them from meeting their obligations under our drilling contracts.
Beginning with the market downturn that began in 2014, the new customer contracts we have entered into have generally had less favorable terms, including dayrates, than contracts entered into prior to the downturn. In addition, for some of our older rigs we were unable to find any replacement contracts. Our ability to renew contracts that expire or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers' expectations and assumptions of future oil prices and other factors.
We have also experienced: customers seeking price reductions for our services, payment deferrals and termination of our contracts; customers seeking to not perform under our contracts pursuant to a force majeure claim; and customers that are unable or unwilling to timely pay outstanding receivables owed to us, all of which present liquidity challenges for us. Our customers may generally terminate our drilling contracts if a drilling rig is destroyed or lost or if we have to suspend drilling operations for a specified period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In the case of nonperformance and under certain other conditions, our drilling contracts generally allow our customers to terminate without any payment to us. The terms of some of our drilling contracts permit the customer to terminate the contract after a specified notice period by tendering contractually specified termination amounts or, in some cases, without any payment. These termination payments, if any, may not fully compensate us for the loss of a contract. The early termination of a contract may result in a rig being idle for an extended period of time and a reduction in our contract backlog and associated revenue, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, if any of our long-term contracts were to be terminated early, such termination could affect our future earnings flow and could have material adverse effect on our future financial condition and results of operations, even if we were to receive the contractually specified termination amount.
During periods of depressed market conditions, we are subject to an increased risk of our customers seeking to renegotiate or repudiate their contracts. The ability of our customers to perform their obligations under drilling contracts with us may also be adversely affected by the financial condition of the customer, restricted credit markets, economic downturns and industry downturns. We may elect to renegotiate the rates we receive under our drilling contracts downward if we determine that to be a reasonable business solution. If our customers cancel or are unable to perform their obligations under their drilling contracts, including their payment obligations, and we are unable to secure new contracts on a timely basis on substantially similar terms or if we elect to renegotiate our drilling contracts and accept terms that are less favorable to us, it could have a material adverse effect on our business, financial condition and results of operations.
Our current backlog of contract drilling revenue may not be ultimately realized.
Generally, contract backlog only includes future revenues under signed drilling contracts; however, from time to time, we may report anticipated commitments under letters of intent or awards for which definitive agreements have not yet been, but are expected to be, signed. We may not be able to perform under these contracts as a result of operational or other breaches or due to events beyond our control, and we may not be able to ultimately execute a definitive agreement in cases where one does not currently exist. Moreover, we can provide no assurance that our customers will be able to or willing to fulfill their contractual commitments to us or that they will not seek to renegotiate or repudiate their contracts, especially during an industry downturn. The terms of some of our drilling contracts permit the customer to terminate the contract after specified notice periods by tendering contractually specified termination amounts or, in certain cases, without any payment. In estimating backlog, we make certain assumptions about applicable dayrates for our longer-term contracts with dayrate adjustment mechanisms (like certain of our contracts with Shell and Exxon Mobil). We cannot assure you that actual results will mirror these assumptions. Our inability to perform under our contractual obligations or to execute definitive agreements, our customers’ inability or unwillingness to fulfill their contractual commitments to us, including as a result of contract repudiations or our decision to accept less favorable terms on our drilling contracts, or the failure of actual results to reflect the assumptions we use to estimate backlog for certain contracts, may have a material adverse effect on our business, financial condition and results of operations.
We are substantially dependent on several of our customers, including ExxonMobil, Shell and Equinor, and the loss of any of these customers would have a material adverse effect on our financial condition and results of operations.
Any concentration of customers increases the risks associated with any possible termination or nonperformance of drilling contracts, failure to renew contracts or award new contracts or reduction of their drilling programs. As of December 31, 2021, ExxonMobil, Shell and Equinor represented approximately 60.2 percent, 18.1 percent and 5.1 percent of our contract backlog, respectively. ExxonMobil and Shell accounted for approximately 39.1 percent and 13.3 percent, respectively, of our consolidated operating revenues for the period from February 6 through December 31, 2021. Shell, ExxonMobil and Saudi Aramco accounted for approximately 30.0 percent, 29.8 percent and 13.9 percent, respectively, of our consolidated operating revenues for the period from January 1 through February 5, 2021. This concentration of customers increases the risks associated with any possible termination or nonperformance of contracts, in addition to our exposure to credit risk. If any of these customers were to terminate or fail to perform their obligations under their contracts and we were not able to find other customers for the affected drilling units promptly, our financial condition and results of operations could be materially adversely affected.
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

•loop currents or eddies;
•failure of critical equipment;
•toxic gas emanating from the well; and
•spillage handling and disposing of materials.
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
•governmental corruption;
•the occurrence or threat of epidemic or pandemic diseases, such as COVID-19, or any government response to such occurrence or threat;
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
In addition, OPEC and OPEC+ initiatives, as well as other governmental actions, have caused and may continue to cause oil price volatility. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil companies, which may continue. In addition, some governments favor or effectively require the awarding of drilling contracts to local contractors, require use of a local agent, require partial local ownership or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete and our results of operations.
In June 2016, the UK held a referendum in which voters approved an exit from the EU (“Brexit”). The UK exited the EU on January 31, 2020, consistent with the terms of the EU-UK Withdrawal Agreement, with a transition period that ended on December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the UK on the terms of its future cooperation with the EU. The trade agreement, which was signed on December 30, 2020, applied provisionally from January 1, 2021 to April 30, 2021 and formally entered into force on May 1, 2021, offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas (subject to rules of origin requirements). Uncertainty exists regarding the ultimate impact of this trade agreement, as well as the extent of possible financial, trade, regulatory and legal implications of Brexit. Brexit also contributes to global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, and changes in regulations. The Company provides contract drilling services to the international oil and gas industry and our fleet operates globally across multiple locations. Based on our global operating model and the versatility and marketability of our fleet, to date we have not seen the impact of Brexit to be significant to the Company.
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
•force majeure events; and

•the occurrence or threat of epidemic or pandemic diseases, such as COVID-19, or any government response to such occurrence or threat.
Several of these factors have been exacerbated by current global supply chain disruptions. If the interruption of operations exceeds a determined period due to an event of force majeure, our customers have the right to pay a rate that is significantly lower than the waiting rate for a period of time and, thereafter, may terminate the drilling contracts related to the subject rig. Suspension of drilling contract payments, prolonged payment of reduced rates or termination of any drilling contract as a result of an interruption of operations as described herein could materially adversely affect our business, financial condition and results of operations.
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
Although we maintain insurance in the geographic areas in which we operate, pollution, reservoir damage and environmental risks generally are not fully insurable. Our insurance policies may not adequately cover our losses or may have exclusions of coverage for some losses. We do not have insurance coverage or for all risks, including loss of hire insurance on most of the rigs in our fleet. Uninsured exposures may include expatriate activities prohibited by US laws and regulations, radiation hazards, cyber risks, certain loss or damage to property onboard our rigs and losses relating to shore-based terrorist acts or strikes. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic. Furthermore, the damage sustained to offshore oil and gas assets in the United States as a result of hurricanes has negatively impacted certain aspects of the energy insurance market, resulting in more restrictive and expensive coverage for US named windstorm perils due to the price or lack of availability of coverage. Accordingly, we have in the past self-insured the rigs in the US Gulf of Mexico for named windstorm perils. We currently have US windstorm coverage for most of our US fleet subject to certain limits but will continue to monitor the insurance market conditions in the future and may decide not to, or be unable to, purchase named windstorm coverage for some or all of the rigs operating in the US Gulf of Mexico.
Under our drilling contracts, liability with respect to personnel and property is customarily assigned on a “knock-for-knock” basis, which means that we and our customers assume liability for our respective personnel and property, irrespective of the fault or negligence of the party indemnified. Although our drilling contracts generally provide for indemnification from our customers for certain liabilities, including liabilities resulting from pollution or contamination originating below the surface of the water, enforcement of these contractual rights to indemnity may be limited by public policy and other considerations and, in any event, may not adequately cover our losses from such incidents. There can also be no assurance that those parties with contractual obligations to indemnify us will necessarily be in a financial position to do so. During depressed market periods, such as the one in which we recently operated, the contractual indemnity provisions we are able to negotiate in our drilling contracts may require us to assume more risk than we would during normal market periods.
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
We increasingly depend on information technology systems that we manage, and others that are managed by our third-party service and equipment providers, to conduct our day-to-day operations, including critical systems on our drilling units, and these systems are subject to risks associated with cyber incidents or attacks. It has been reported that unknown entities or groups have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the US government has issued public warnings that indicate that energy assets and companies engaging in significant transactions, such as acquisitions, might be specific targets of cybersecurity threats. Also, in response to the COVID-19 pandemic, many of our non-operational employees continue to work remotely a substantial majority of their time, which has created certain logistical challenges, inefficiencies and operational risks such as an increased risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions. Working remotely has significantly increased the use of online conferencing services and remote networking, which enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This remote work model has resulted in an increased demand for information technology resources and may expose us to additional risks of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Due to the nature of cyber-attacks, breaches to our systems or our service or equipment providers’ systems could go undetected for a prolonged period of time. A breach could also originate from, or compromise, our customers’ and vendors’ or other third-party networks outside of our control. A breach may also result in legal claims or proceedings against us by our shareholders, employees, customers, vendors and governmental authorities, both US and non-US. While the Company has a cybersecurity program, a significant cyber-attack could disrupt our operations and result in downtime, loss of revenue, harm to the Company's reputation, or the loss, theft, corruption or unauthorized release of critical data of us or those with whom we do business as well as result in higher costs to correct and remedy the effects of such incidents. If our or our service or equipment providers’ systems for protecting against cyber incidents or attacks prove to be insufficient and an incident were to occur, it could have a material adverse effect on our business, financial condition and results of operations, along with our reputation. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach that exceeds the coverage available under our policy or for which we do not have coverage.
In addition, laws and regulations governing data privacy and the unauthorized disclosure of confidential or protected information, including the European Union General Data Protection Regulation, the Data Protection Law, as revised, of the Cayman Islands, the California Consumer Privacy Act and other recent legislation in various US states and non-US jurisdictions, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
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
We require skilled personnel to operate and provide technical services and support for our drilling units. In the past, during periods of high demand for drilling services and increasing worldwide industry fleet size, shortages of qualified personnel have occurred. During the last few years of reduced demand, there were layoffs of qualified personnel (including offshore personnel), who often find work with competitors or leave the industry. As a result, if market conditions further improve and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs or purchase additional rigs, we may face shortages of qualified personnel, which would impair our ability to attract qualified personnel for our new or existing drilling units, impair the timeliness and quality of our work and create upward pressure on personnel costs, any of which could adversely affect our operations. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, including COVID-19, disability or death, could have a material adverse effect on us.

Supplier capacity constraints or shortages in parts or equipment, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.
Our reliance on third-party suppliers, manufacturers and service providers to secure equipment used in our drilling operations exposes us to volatility in the quality, price and availability of such items. Certain specialized parts and equipment we use in our operations may be available only from a single or small number of suppliers. During the last few years of reduced demand, many of these third-party suppliers reduced their inventories of parts and equipment and, in some cases, reduced their production capacity. Moreover, the global supply chain has recently been disrupted by the COVID-19 pandemic, resulting in shortages of, and increased pricing pressures on, among other things, certain raw materials and labor. If the market for our services improves and we seek to reactivate warm or cold stacked rigs, upgrade our working rigs or purchase additional rigs, these reductions and global supply chain constraints could make it more difficult for us to find equipment and parts for our rigs. A disruption or delay in the deliveries from such third-party suppliers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls or other decreased availability or servicing of parts and equipment could adversely affect our ability to reactivate rigs, upgrade working rigs, purchase additional rigs or meet our commitments to customers on a timely basis, adversely impact our operations and revenues by resulting in uncompensated downtime, reduced dayrates, the incurrence of liquidated damages or other penalties or the cancellation or termination of contracts, or increase our operating costs.
We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.
As part of our business strategy, and as evidenced by the completed Pacific Drilling Merger and the proposed Business Combination with Maersk Drilling, we have pursued and completed, and may continue to pursue, mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business. We may be unable to implement this element of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms, manage the impacts of such transactions on our business or for other reasons. Moreover, mergers, acquisitions, dispositions and other strategic transactions, such as the Pacific Drilling Merger and the proposed Business Combination with Maersk Drilling, involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business and unanticipated changes in customer and other third-party relationships subsequent thereto, (ii) diversion of management’s attention from day-to-day operations, (iii) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (iv) potentially substantial transaction costs associated with such transactions and (v) potential impairment resulting from the overpayment for an acquisition.
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
Inflationary factors such as increases in the labor costs, material costs and overhead costs may adversely affect our operating results. Although we have experienced increases in the cost of labor and materials as noted above, we do not believe that inflation has had a material impact on our financial position or results of operations to date; however, a high rate of inflation, including a continuation of inflation at the current rate, may have an adverse effect on our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue, if our dayrates do not increase with these increased costs.
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
The warrants we issued pursuant to the Plan are exercisable for Ordinary Shares, and the exercise of such equity instruments would have a dilutive effect to shareholders of the Company.
On the Effective Date and pursuant to the Plan, we issued 8,333,081 Tranche 1 Warrants and 8,333,081 Tranche 2 Warrants to the holders of Legacy Notes (as defined herein) and 2,777,698 Tranche 3 Warrants to the holders of Legacy Noble’s ordinary shares outstanding prior to the Effective Date. The Tranche 1 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the applicable warrant agreement has occurred and is continuing, Noble or the holders of Tranche 1 Warrants or Tranche 2 Warrants representing at least 20% of such tranche (the “Required Mandatory Exercise Warrantholders”) have the right and option (but not the obligation) to cause all or a portion of the warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable warrant agreement) with respect to the number of Ordinary Shares withheld upon exercise of such warrant on a cashless basis. As of February 15, 2022, the Mandatory Exercise Condition set forth in the warrant agreements for the Tranche 1 Warrants has been satisfied and the Tranche 2 Warrants was not satisfied. Between January 1, 2022 and February 15, 2022, an aggregate of 1,330,845 Ordinary Shares were issued pursuant to Tranche 1 Warrants and Tranche 2 Warrants pursuant to all exercises. These exercises, and continued exercises of these warrants into Ordinary Shares pursuant to the terms of the outstanding warrants, will have a dilutive effect to the holdings of our existing shareholders.
Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities.
Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as our Board of Directors may determine from time to time. On February 15, 2022, there were 61,856,875 Ordinary Shares outstanding and 6,463,182 Penny Warrants (as defined herein) issued and outstanding. In addition, as of February 15, 2022, 6,274,240 Tranche 1 Warrants, 8,318,837 Tranche 2 Warrants and 2,777,562 Tranche 3 Warrants were outstanding and exercisable. We also have 7,131,501 Ordinary Shares authorized and reserved for issuance pursuant to equity awards under the Noble Corporation 2021 Long-Term Incentive Plan.
A large percentage of the Ordinary Shares (or warrants exercisable for Ordinary Shares) are held by a relatively small number of investors. We entered into (i) the Equity Registration Rights Agreement (as defined herein) with certain parties who received Ordinary Shares under the Plan associated with the Chapter 11 reorganization and (ii) a registration rights agreement with the holders identified therein in connection with the closing of the Pacific Drilling Merger, in each case pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of such Ordinary Shares by them.
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
Certain shareholders own a significant portion of our outstanding equity securities, and their interests may not always coincide with the interests of other holders of the Ordinary Shares.
As noted above, a large percentage of the Ordinary Shares are held by a relatively small number of investors. As a result, these investors could have significant influence over all matters presented to our shareholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring a majority shareholder approval.
The interests of these investors may not always coincide with the interests of the other holders of the Ordinary Shares, and the concentration of control in these investors may limit other shareholders’ ability to influence corporate matters. The concentration of ownership and voting power of these investors may also delay, defer or even prevent an acquisition by a third party or other change of control of our Company and may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other shareholders. In addition, the concentration of voting power may adversely affect the trading price of the Ordinary Shares.
The potential for US Gulf of Mexico hurricane related windstorm damage, liabilities, or claims could result in uninsured losses, impacts to customer contracts and/or may cause us to alter our operating procedures during hurricane season, which could adversely affect our business.
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
Our drilling operations in the US Gulf of Mexico have been impacted by hurricanes. On August 29, 2021, the Noble Globetrotter II encountered severe weather conditions related to Hurricane Ida in the US Gulf of Mexico. In preparation for the approaching storm, the rig successfully secured the well it was drilling and detached the Lower Marine Riser Package (“LMRP”) from the blowout preventer without incident. The LMRP is a series of controls that sits above the blowout preventer. During transit to avoid the storm, a small number of riser joints and the LMRP separated from the rig. Although the riser and LMRP were successfully recovered and Noble Globetrotter II was cleared by regulators and has returned to service, and we have insurance coverage for property damage with a $10.0 million deductible, our insurance policies may not adequately cover our losses and related claims, which could adversely affect our business. Additionally, we have given force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract, although there can be no assurance the customer will agree with our position.
Failure to effectively and timely respond to the impact of energy rebalancing could adversely affect our business, results of operations and cash flows.
Our long-term success depends on our ability to effectively respond to the impact of energy rebalancing, which could require adapting our fleet and business to potentially changing government requirements and customer preferences, as well as engaging with our customers to develop solutions to decarbonize oil and gas operations. If the energy rebalancing landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our services could be adversely affected. Furthermore, if we fail to, or are perceived not to, effectively implement an energy rebalancing strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

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
The Pacific Drilling Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating Pacific Drilling into the combined company may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations or cash flows of Noble. Potential difficulties that may be encountered in the integration process include, among other factors:
•    the inability to successfully integrate the businesses of Pacific Drilling into the combined company, operationally and culturally, in a manner that permits the combined company to achieve the full revenue and cost savings anticipated from the Pacific Drilling Merger;
•    complexities associated with managing a larger, more complex, integrated business;
•    difficulties in conforming accounting policies and standards to the combined entity;
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
As noted above, certain shareholders own a substantial percentage of our Ordinary Shares. Certain of such shareholders may also have received additional Ordinary Shares in the Pacific Drilling Merger. As a result, the risks relating to concentrated ownership of the Ordinary Shares, described above in “—Risks Related to Our Business and Operations—Future sales or the availability for sale of substantial amounts of the Ordinary Shares, or the perception that these sales may occur, could adversely affect the trading price of the Ordinary Shares and could impair our ability to raise capital through future sales of equity securities,” would be increased.
Financial and Tax Risks
We may record impairment charges on property and equipment, including rigs and related capital spares.
We evaluate the impairment of property and equipment, which include rigs and related capital spares, whenever events or changes in circumstances (including a decision to cold stack, retire or sell rigs) indicate that the carrying amount of an asset may not be recoverable. An impairment loss on our property and equipment may exist when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over the estimated fair value. As part of this analysis, we make assumptions and estimates regarding future market conditions. To the extent actual results do not meet our estimated assumptions, for a given rig or piece of equipment, we may take an impairment loss in the future. In addition, we may also take an impairment loss on capital spares and other capital equipment when we deem the value of those items has declined due to factors like obsolescence, deterioration or damage. Based upon our impairment analyses for the years ended December 31, 2021 and 2020, we recorded impairment charges of zero and $3.9 billion, respectively, on various rigs and certain capital spares during those periods. There can be no assurance that we will not have to take additional impairment charges in the future if depressed market conditions return, or that we will be able to return cold stacked rigs to service in the time frame and at the reactivation costs or at the dayrates that we projected. It is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down the affected assets to their corresponding estimated fair values.

Noble conducts substantially all of its business through Finco and its subsidiaries, and the indenture governing the Second Lien Notes contains operating and financial restrictions that may restrict Finco’s business and financing activities.
On the Effective Date, and pursuant to the terms of the Plan, Finco issued an aggregate principal amount of $216.0 million of Second Lien Notes. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility (as defined herein). The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Neither Pacific Drilling nor any of its current subsidiaries is a subsidiary guarantor of the Revolving Credit Facility or the Second Lien Notes, and none of their assets secure the Revolving Credit Facility or the Second Lien Notes. In addition, none of the Maersk Drilling assets will secure the Revolving Credit Facility or the Second Lien Notes upon the closing of the Business Combination. Finco is entitled to pay interest on the Second Lien Notes in the form of PIK Notes (as defined herein) at its option in lieu of paying cash interest. As a result, we cannot assure you that Finco will make cash interest payments on the Second Lien Notes. The payment of interest through PIK Notes will increase the amount of Finco’s indebtedness and increase the risks associated with its level of indebtedness.
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
The Revolving Credit Agreement contains various restrictive covenants limiting the discretion of our management in operating our business.
The Revolving Credit Agreement contains various restrictive covenants that may limit our management’s discretion in certain respects. In particular, the Revolving Credit Agreement limits Finco’s ability and the ability of its restricted subsidiaries to, among other things and subject to certain limitations and exceptions, (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (iii) make investments; (iv) repay, redeem or amend certain indebtedness; (v) sell stock of its subsidiaries; (vi) transfer or sell assets; (vii) create, incur or assume liens; (viii) enter into transactions with certain affiliates; (ix) merge or consolidate with or into any other person or undergo certain other fundamental changes; and (x) enter into certain burdensome agreements. In addition, the Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with certain financial maintenance covenants and, under certain conditions, to make mandatory prepayments and reduce the amount of credit available under the Revolving Credit Facility, all as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Post-emergence Debt—Senior Secured Revolving Credit Facility.” Such mandatory prepayments and commitment reductions may affect cash available for use in the Company’s business. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in all obligations under the Revolving Credit Facility to be declared due and payable immediately and all commitments thereunder to be terminated.

The phase-out and replacement of LIBOR with an alternative reference rate may adversely affect financial markets and the interest rate we pay on our floating rate debt.
The loans outstanding under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable margin plus, at Finco’s option, either: (i) the reserve-adjusted London Interbank Offered Rate (“LIBOR”) or (ii) a base rate. On March 5, 2021, the Financial Conduct Authority in the UK issued an announcement on the future cessation or loss of representativeness for LIBOR benchmark settings currently published by ICE Benchmark Administration. The announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for certain short-term USD LIBOR reference rates, and after June 30, 2023 for other reference rates. While the Revolving Credit Facility contains hardwired “fallback” provisions providing for an alternative reference rate upon the occurrence of certain events related to the phase-out of LIBOR, the alternative reference rate plus any associated spread adjustment may result in interest rates higher than LIBOR. As a result, our interest expense could increase on our floating rate debt. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.
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
We cannot provide any assurances as to what our consolidated effective income tax rate will be because of, among other matters, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as potential changes in the UK, US, Switzerland, Luxembourg and other tax laws, regulations or treaties or the interpretation or enforcement thereof, changes in the administrative practices and precedents of tax authorities or any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes or deferred tax assets and liabilities in our consolidated financial statements. For example, certain countries within which we operate or own substantial assets have enacted changes to their tax laws in response to the Organization for Economic Cooperation and Development’s ongoing Base Erosion and Profit Shifting initiatives and these and other countries may enact changes to their tax laws or practices in the future (prospectively or retroactively), which may have a material adverse effect on our financial position, operating results and/or cash flows.
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
There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of GHGs and other sustainability and energy rebalancing matters, such as the phase-out of fossil fuel powered vehicles. This increased attention may result in new environmental laws or regulations that may unfavorably impact us, our suppliers and our customers. However, it is not possible at this time to predict the timing and effect of climate change, the adoption of additional GHG legislation, regulations or other measures at the federal, state or local levels. For more information on climate change, see “Business—Governmental Regulations and Environmental Matters—Climate Change.”
The modification of existing laws or regulations or the adoption of new laws or regulations that result in the curtailment of exploratory or developmental drilling for oil and gas could materially and adversely affect our operations by limiting drilling opportunities increasing our cost of doing business, discouraging our customers from drilling for hydrocarbons, disrupting revenue through permitting or similar delays, or subjecting us to liability. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands, including in the US Gulf of Mexico, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and on June 15, 2021, a judge in the US District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the US District Court’s ruling, but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements. In addition, on November 19, 2021, the US House of Representatives passed the Build Back Better Act. Among other things, the Build Back Better Act would prohibit the Secretary of the Interior from issuing a lease or any other authorization for the exploration, development, or production of oil or natural gas in several areas of the Outer Continental Shelf, including the Eastern Gulf of Mexico. However, the Build Back Better Act has yet to be approved by the US Senate. At this time, it is uncertain whether, and in what form, the Build Back Better Act may become law.
If the Department of the Interior succeeds on its appeal of the US District Court’s decision and reinstitutes a leasing suspension, the suspension could reduce demand for our services. Further, to the extent that the Department of the Interior’s report, Senate approval of the Build Back Better Act or other initiatives to reform federal leasing practices result in the development of additional restrictions on offshore drilling, limitations on the availability of offshore leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations by reducing drilling opportunities and the demand for our services.
Increasing attention to environmental, social and governance matters and climate change may impact our business and financial results.
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If this were to continue, it could have a material adverse effect on our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change. If we are unable to find economically viable, as well as publicly acceptable, solutions that reduce our GHG emissions and/or GHG intensity for new and existing projects, we could experience additional costs or financial penalties, delayed or cancelled projects, and/or reduced production and reduced demand for hydrocarbons, which could have a material adverse effect on our earnings, cash flows and financial condition.

In addition, our business could be impacted by governmental initiatives to address greenhouse gases and climate change and incentives to conserve energy or use alternative energy sources. For example, the Build Back Better Act, passed by the US House of Representatives and supported by President Biden, includes incentives to increase wind and solar electric generation and encourage consumers to use these alternative energy sources. At this time, it is uncertain whether, and in what form, the Build Back Better Act may become law. However, the Build Back Better Act or similar state or federal initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our services and causing a material adverse effect on our earnings, cash flows and financial condition.
Any violation of anti-bribery or anti-corruption laws, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us.
We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the US Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act 2010 (the “UK Bribery Act”), the United Kingdom Modern Slavery Act 2015 (the “UK Modern Slavery Act”) and similar laws in other countries. Any violation of the FCPA, UK Bribery Act, UK Slavery Act or other applicable anti-corruption laws could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, financial condition and results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
We could also be affected by challenges and restrictions to offshore operations by environmental groups, costal states and the federal government. For example, in December 2018, environmental groups challenged incidental harassment authorizations issued by the National Marine Fisheries Service that allow companies to conduct air gun seismic surveys for oil and gas exploration off the Atlantic coast. The attorney generals for ten US coastal states also intervened as plaintiffs. The litigation concluded in October 2020 and the authorizations expired in November 2020. Restrictions on authorizations needed to conduct seismic surveys could impact our customers’ ability to identify oil and gas reserves, thereby reducing demand for our services. Several coastal states have also taken steps to prohibit offshore drilling. For example, California passed laws in September 2018 barring the construction of new oil drilling-related infrastructure in state waters. Similarly, in November 2018, voters in Florida approved an amendment to the state constitution that would ban oil and gas drilling in offshore state waters. Such initiatives could reduce opportunities for our customers and thereby reduce demand for our services. In addition, the federal government has taken steps to restrict offshore drilling opportunities. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands, including in the US Gulf of Mexico, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and on June 15, 2021, a judge in the US District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the US District Court’s ruling, but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements. In addition, on November 19, 2021, the US House of Representatives passed the Build Back Better Act. Among other things, the Build Back Better Act would prohibit the Secretary of the Interior from issuing a lease or any other authorization for the exploration, development, or production of oil or natural gas in several areas of the Outer Continental Shelf, including the Eastern Gulf of Mexico. However, the Build Back Better Act has yet to be approved by the US Senate. At this time, it is uncertain whether, and in what form, the Build Back Better Act may become law.
If the Department of the Interior succeeds on its appeal of the US District Court’s decision and reinstitutes a leasing suspension, the suspension could reduce demand for our services. Further, to the extent that the Department of the Interior’s report, Senate approval of the Build Back Better Act or other initiatives to reform federal leasing practices result in the development of additional restrictions on offshore drilling, limitations on the availability of offshore leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations by reducing drilling opportunities and the demand for our services.
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
Currently, we do not, nor do we intend to, operate in countries that are subject to significant sanctions and embargoes imposed by the US government or identified by the US government as state sponsors of terrorism, such as the Crimean region of the Ukraine, Cuba, Iran, North Korea and Syria. The US sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. There can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the US government as state sponsors of terrorism or with countries that are otherwise subject to US sanctions and embargo laws. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into drilling contracts with individuals or entities in countries subject to significant US sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments.
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
We could also face increased climate-related litigation with respect to our operations both in the US and around the world. Governmental and other entities in various US states, such as California and New York, have filed lawsuits against coal, gas oil and petroleum companies. These suits allege damages as a result of climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions both in the US and globally. Though we are not currently a party to any such lawsuit, these suits present uncertainty regarding the extent to which companies who are not producing oil or gas, but who are engaged in such production, such as offshore drillers, face an increased risk of liability stemming from climate change, which risk would also adversely impact the oil and gas industry and impact demand for our services.
Risks Related to the Business Combination with Maersk Drilling
The Business Combination may not be as successful as anticipated, and the combined company may not achieve the intended benefits or do so within the intended timeframe and the integration costs may exceed estimates.
The Business Combination involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the integrated businesses. Difficulties in integrating the business practices and operations of Noble and Maersk Drilling may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on the financial condition, results of operations or cash flows of Noble and Maersk Drilling. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses of Noble and Maersk Drilling, operationally and culturally, in a manner that permits the combined company to achieve the cost savings anticipated from the Business Combination;
•complexities, including demands on management, associated with managing a larger, more complex, integrated business;
•difficulties in integrating Maersk Drilling’s and Noble’s restrictive enterprise resource planning software;
•attempts by third parties to terminate or alter their contracts with the combined company, including as a result of change of control provisions;
•the inability to retain key employees and otherwise integrate personnel from the two companies;
•potential unknown liabilities and unforeseen expenses associated with the Business Combination;

•regulatory authorities, including competition authorities may impose requirements, limitations or costs on, or require divestitures or place restrictions on the conduct of, Topco’s business after the completion of the Business Combination;
•difficulty or inability to comply with the covenants of the debt of the combined company;
•difficulty or inability in refinancing existing indebtedness of Noble or Maersk Drilling as it comes due, including certain indebtedness of Maersk Drilling that will become current in the fourth quarter of 2022 and is due to mature in the fourth quarter of 2023;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls, including operating, safety, or environmental performance at one or both of the companies as a result of the diversion of management’s and employees’ attention caused by completing the Business Combination and integrating Noble’s and Maersk Drilling’s operations into the combined company; and
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Additionally, the success of the Business Combination will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining Noble’s and Maersk Drilling’s businesses. Although the parties expect to realize run-rate annual cost-synergies of $125 million within two years of the closing of the Business Combination, Noble’s ability to realize such synergies may be affected by a number of factors, including, but not limited to, the use of more cash or other financial resources on integration and implementation activities than anticipated; unanticipated increases in expenses unrelated to the Business Combination, which may offset the expected cost savings and other synergies from the Business Combination; and Noble’s ability to eliminate duplicative back office overhead and redundant selling, general, and administrative functions. The anticipated benefits and cost savings of the Business Combination may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that neither Noble nor Maersk Drilling currently foresee. In addition, the anticipated benefits and cost savings of the Business Combination as well as the related integration costs are based on a number of estimates and assumptions that are inherently uncertain and subject to risks that could cause the actual results to differ materially from those contained in such cost estimates. Some of the assumptions that Noble and Maersk Drilling have made, such as the achievement of certain synergies, may not be realized within the anticipated timeframe, or at all.
If the combined company fails to realize the anticipated synergies or other benefits or recognize further synergies or benefits, or the estimated integration costs of the Business Combination are exceeded, the business rationale of the Business Combination could not be realized and the value of the shareholders’ investment into the combined company could decrease.
The Business Combination is conditioned on the receipt of certain required approvals and governmental and regulatory consents, which, if delayed, not granted or granted with unfavorable conditions, may delay or jeopardize the completion of the Business Combination, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Business Combination.
The completion of the Business Combination is generally conditioned on, among other things, clearance by antitrust and foreign direct investment authorities in the United Kingdom and Norway and Denmark, as well as certain other jurisdictions as agreed between the parties. The governmental agencies from which the parties seek certain of these approvals and consents have broad discretion in administering the governing regulations. Neither Noble nor Maersk Drilling can provide any assurance that all required approvals and consents will be obtained. Moreover, as a condition to the approvals, the governmental agencies may impose requirements, limitations or costs on, or require divestitures or place restrictions on the conduct of, Topco’s business after the completion of the Business Combination. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of the Business Combination or reduce the anticipated benefits of the Business Combination. Further, no assurance can be given as to the terms, conditions and timing of the approvals. If Noble and Maersk Drilling agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Business Combination, these requirements, limitations, costs, divestitures or restrictions could adversely affect Noble’s ability to integrate Maersk Drilling’s operations with Noble’s operations and/or reduce the anticipated benefits of the Business Combination. This could have a material adverse effect on Topco’s business and results of operations. On January 12, 2022, the Norwegian Competition Authority (Konkurransetilsynet) provided unconditional approval to the Business Combination. On January 26, 2022, the Danish Business Authority determined that the Business Combination does not require prior authorization under the Danish Act on Screening of Certain Foreign Direct Investments (Act no. 842 of 10 May 2021) or associated regulations.
The Business Combination remains subject to conditions that neither Noble nor Maersk Drilling can control.
The Business Combination is subject to conditions, including, among others, the adoption of the Business Combination Agreement by the affirmative vote of at least two-thirds of the votes cast at Noble’s extraordinary general shareholder meeting (the “General Meeting”), the termination of waiting periods and the receipt of approvals or clearances under applicable antitrust laws and applicable foreign direct investment laws, the Business Combination occurring on or before August 10, 2022 (the “End Date”); provided, however, that if all of the conditions to the Offer (as defined herein), other than the condition relating to antitrust approvals, have been satisfied or are capable of being satisfied at such time, the End Date will automatically be extended to November 10, 2022; further provided that if all of the conditions to the

Offer, other than the condition relating to antitrust approvals, have been satisfied or are capable of being satisfied at such time, the End Date will automatically be extended to February 10, 2023, and authorization of the listing of the combined company’s shares on the NYSE and Nasdaq Copenhagen. Noble’s obligation to consummate the Business Combination is also subject to the Minimum Acceptance Condition (as defined herein).
If the conditions to the Business Combination are not satisfied or waived, then the Business Combination may not be consummated.
Each of Noble and Maersk Drilling may waive one or more of the conditions to the Business Combination without shareholder approval.
Each of Noble and Maersk Drilling may determine to waive, in whole or in part, one or more of the conditions to its obligations to complete the Business Combination, to the extent permitted by applicable laws. Each of Noble and Maersk Drilling will evaluate the materiality of any such waiver and its effect on its shareholders in light of the facts and circumstances at the time to determine whether any amendment of the proxy statement/prospectus in Noble’s Registration Statement on Form S-4 initially filed on December 20, 2021 (as amended, the “Form S-4 Registration Statement”) and the offering document relating to the Offer (the “exchange offer prospectus”) and, in the case of Noble, any resolicitation of proxies is required or warranted. Each of Noble and Maersk Drilling may waive any of these conditions prior to the General Meeting, and if any such waiver is material, the proxy statement/prospectus in the Form S-4 Registration Statement and the exchange offer prospectus will be amended as necessary to reflect such waiver. If either of Noble and Maersk Drilling determines to waive any conditions after receiving shareholder approval at the General Meeting, it may have the discretion to complete the Business Combination without seeking further shareholder approval.
Because the Exchange Ratios are fixed, the market value of the Topco Shares received by Noble shareholders or Maersk Drilling shareholders as part of the Business Combination may be less than the market value of the Ordinary Shares or Maersk Drilling Shares that such holder held prior to the completion of the Business Combination.
Noble shareholders will receive one Topco Share for each of their Ordinary Shares in the Maersk Drilling Merger (as defined herein) and Maersk Drilling shareholders who tender their Maersk Drilling Shares (as defined herein) in the Offer will receive 1.6137 Topco Shares for each Maersk Drilling Share tendered and not withdrawn. These Exchange Ratios (as defined herein) are fixed and will not vary even if the market price of Ordinary Shares or Maersk Drilling Shares varies. Upon completion of the Business Combination, and assuming that all outstanding Maersk Drilling Shares are exchanged for Topco Shares in the Offer, former Noble and Maersk Drilling shareholders will each own approximately 50% of the outstanding Topco Shares on a fully diluted basis, i.e., taking into consideration Topco Shares still to be issued, immediately after completion of the Business Combination. The market value of Ordinary Shares and Maersk Drilling Shares at the time of the completion of the Business Combination may vary significantly from the value on the date of the execution of the Business Combination Agreement, the date of this document, the date on which Ordinary Shares vote on the Maersk Drilling Merger, the date on which Maersk Drilling shareholders tender their shares in the Offer or the expiration of the period commencing as soon as practically possible after the offering circular, which refers to one or more prospectuses (or similar exemption document prepared in reliance on an applicable exemption under Regulation (EU) 2017/1129 of the European Parliament and of the Council of June 14, 2017, as amended, and the rules and regulations promulgated thereunder (the “EU Prospectus Regulation”) and in accordance with the requirements of Commission Delegated Regulation (EU) 2021/528 of 16 December 2020) to be prepared by Topco and/or Noble Parent pursuant to the EU Prospectus Regulation, and the Offer Document (as defined herein) have been approved by the DFSA (as defined herein) with an expected duration of at least four weeks (the “Offer Period”). Because the Exchange Ratios will not be adjusted to reflect any changes in the market price of the Ordinary Shares or Maersk Drilling Shares, the value of the consideration paid to the Noble shareholders in the Maersk Drilling Merger or to the Maersk Drilling shareholders who tender their shares in the Offer may be lower than the market value of their Ordinary Shares or Maersk Drilling Shares, respectively, on earlier dates.
Changes in share prices may result from a variety of factors that are beyond the control of Topco, Noble or Maersk Drilling, including their respective business, operations and prospects, market conditions, economic development, geopolitical events, regulatory considerations, governmental actions, legal proceedings and other developments. Market assessments of the benefits of the Business Combination and of the likelihood that the Business Combination will be completed, as well as general and industry-specific market and economic conditions, may also have an adverse effect on share prices.
In addition, it is possible that the Business Combination may not be completed until a significant period of time has passed after the General Meeting and the expiration of the Offer Period. As a result, the market values of the Ordinary Shares or Maersk Drilling Shares may vary significantly from the date of the General Meeting or the expiration of the Offer Period to the date of the completion of the Business Combination. Investors are urged to obtain up-to-date prices for Ordinary Shares, which are admitted to trading and official listing on the NYSE under the symbol “NE” and Maersk Drilling Shares, which are listed on Nasdaq Copenhagen under the symbol “DRLCO” and securities code DK0061135753.

If Maersk Drilling shareholders do not tender their Maersk Drilling Shares in the Offer, Maersk Drilling shareholders may receive consideration in the Compulsory Purchase that is substantially different in form and/or value from the consideration that they would have received in the Offer.
If the Business Combination is consummated and Topco holds more than 90% of the shares in Maersk Drilling, Topco will initiate a squeeze-out of the minority shareholders of Maersk Drilling. The Compulsory Purchase would eliminate any minority shareholder interests in Maersk Drilling remaining after the settlement of the Offer. Due to the statutory legal framework applicable to the Compulsory Purchase, holders of Maersk Drilling Shares who do not exchange their shares in the Offer may receive a different (including a lower) amount or a different form of consideration than they would have received had they exchanged their Maersk Drilling Shares in the Offer. Furthermore, if the value of Topco Shares offered as compensation in the context of a Compulsory Purchase has declined after the completion of the Business Combination, there may be no obligation of Topco to pay Maersk Drilling shareholders who did not exchange their shares in the Offer the implied value of the offer consideration received by Maersk Drilling shareholders who exchanged their shares in the Offer.
Any failure by Topco to acquire more than 90% of the Maersk Drilling Shares could lead to Maersk Drilling not becoming a wholly-owned subsidiary of Topco, and might prevent the delisting of Maersk Drilling Shares from Nasdaq Copenhagen.
The closing of the Business Combination and the completion of the Offer is conditioned upon the satisfaction of the Minimum Acceptance Condition, unless waived by Topco in accordance with the terms of an offer document with respect to the Offer approved by the DFSA in accordance with the DFSA’s Executive Order on Takeover Bids, Executive Order no 636/2020 of 15 May 2020 (the “Danish Takeover Order” and such document, the “Offer Document”). Thus, at the completion of the Offer, Topco may own more than 80% (or, if lowered by Topco in its sole discretion, more than 70%) but 90% or less of the share capital and voting rights of Maersk Drilling. Pursuant to the Danish Companies Act, Topco must own more than 90% of the share capital and voting rights of Maersk Drilling to implement a compulsory purchase of the remaining outstanding Maersk Drilling Shares (Maersk Drilling Shares held in treasury being excluded for the purpose of the calculation).
Whilst Topco may be able to exercise a Compulsory Purchase if it subsequently acquires more than 90% of the outstanding Maersk Drilling Shares and voting rights (excluding shares held in treasury), for instance where it acquires further Maersk Drilling Shares or where Maersk Drilling repurchases Maersk Drilling Shares, there can be no guarantee that this will happen. If Topco fails to acquire all of the issued and outstanding Maersk Drilling Shares, Maersk Drilling will not be a wholly-owned subsidiary of Topco and minority Maersk Drilling shareholders will have certain minority protection rights under Danish law and under the articles of association of Topco that will be adopted and take effect at the Acceptance Time (as defined herein). Any temporary or permanent delay in acquiring all Maersk Drilling Shares could adversely affect Topco’s ability to integrate Maersk Drilling’s business, including achieving targeted business benefits and synergies, as well as the market value of the Topco Shares and Topco’s access to capital and other sources of funding on acceptable terms.
Failure to acquire more than 90% of the Maersk Drilling Shares could also result in Topco not succeeding in removing the Maersk Drilling Shares from trading and official listing on Nasdaq Copenhagen. Nasdaq Copenhagen may refuse to delist the Maersk Drilling Shares, which would result in more onerous regulatory compliance obligations for the combined company and affect Topco’s ability to integrate the businesses and operations of Maersk Drilling and Noble. Further, refusal of the request to delist the Maersk Drilling Shares may increase the expenses of the Business Combination and the overall expenses of the combined company.
Each of Noble’s and Maersk Drilling’s directors and executive officers have interests in the Business Combination that are in addition to, or different from, any interests they might have as shareholders.
The directors and executive officers of each of Noble and Maersk Drilling have interests in the Business Combination that are in addition to, or different from, any interests they might have as shareholders, including the fact that Robert W. Eifler will serve as the President and Chief Executive Officer of Topco and Charles M. (Chuck) Sledge, the current Chairman of the Board of Noble, will become chairman of the Topco Board (as defined herein) and that Claus V. Hemmingsen, the current Chairman of Maersk Drilling’s board of directors, will be one of the three directors designated to the Topco Board by Maersk Drilling upon the closing of the Business Combination.
Each of Noble and Maersk Drilling may have liabilities that are not known to the other party or to Topco.
Each of Noble and Maersk Drilling may have liabilities that the other party failed, or was unable, to discover in the course of performing its respective due diligence investigations. Noble, Maersk Drilling or Topco may learn additional information about the other party that materially adversely affects it, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. As a result of these factors, Noble, Maersk Drilling or Topco may incur additional costs and expenses and may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in Noble, Maersk Drilling or Topco reporting losses. Even if Noble’s and Maersk Drilling’s due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with its preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on Noble’s, Maersk Drilling’s or Topco’s financial condition and results of operations and could contribute to negative market perceptions about Noble’s, Maersk Drilling’s or Topco’ securities. Additionally, Noble and Maersk Drilling do not have any indemnification rights against the other party under the Business Combination Agreement. Accordingly, securityholders of Noble or Maersk Drilling could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by its directors or officers of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus and the exchange offer prospectus relating to the Business Combination contained an actionable material misstatement or material omission.
Noble shareholders and Maersk Drilling shareholders are not entitled to appraisal or dissent rights in connection with the Business Combination or the Offer.
Appraisal or dissent rights are statutory rights that enable shareholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their Ordinary Shares or Maersk Drilling Shares, as applicable, as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the applicable transaction. Under Cayman law, holders of Ordinary Shares will not have rights to an appraisal of the fair value of their Ordinary Shares in connection with the Business Combination, and under Danish law, holders of Maersk Drilling Shares will not have rights to an appraisal of the fair value of their Maersk Drilling Shares in connection with the Offer.
Failure to consummate the Business Combination could negatively impact the share price and the future business and financial results of Noble.
If the Business Combination is not completed, the ongoing business of Noble may be adversely affected and, without realizing any of the benefits of having consummated the Business Combination, Noble will be subject to a number of risks, including (but not limited to) the following:
•Noble may experience negative reactions from the financial markets, current equity and debt holders, bank relationships and other stakeholders, including negative impacts on the price of the Ordinary Shares;
•Noble may experience negative reactions from its customers, regulators and employees;
•the consideration, negotiation and implementation of the Business Combination (including integration planning) will have required substantial commitments of time and resources by Noble management, which could otherwise have been devoted to other opportunities beneficial to Noble;
•Noble could be subject to litigation related to any failure to complete the Business Combination or related to any enforcement proceeding commenced against Noble to perform its respective obligations under the Business Combination Agreement;
•Noble will be required to pay certain costs and expenses relating to the Business Combination, whether or not the Business Combination is completed; and
•the Business Combination Agreement places certain restrictions on the conduct of Noble’s business prior to completion of the Business Combination that may prevent Noble from taking certain specified actions or otherwise pursuing business opportunities during the pendency of the Business Combination that Noble would have taken or pursued if these restrictions were not in place.
If the Business Combination Agreement is terminated by Maersk Drilling because a final merger control decision by a governmental entity is issued that either prohibits one or more of the transactions contemplated by the Business Combination Agreement, or prevents the consummation of such transactions without the carrying out of certain actions, then Noble will be required to pay Maersk Drilling a termination fee of $50 million. Further, if the Business Combination Agreement is terminated under certain other specified circumstances, Noble may be required to pay Maersk Drilling a termination fee equal to $15 million.
There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect Noble’s business, financial condition, financial results, ratings and share prices.
Noble shareholders and Maersk Drilling shareholders will have a reduced ownership and voting interest after the Business Combination and may exercise less influence over management in Topco than they currently have in Noble and Maersk Drilling, respectively.
Upon the completion of the Business Combination, Noble shareholders and Maersk Drilling shareholders will hold a percentage ownership of Topco that is smaller than such shareholder’s current percentage ownership of Noble or Maersk Drilling, respectively. Upon completion of the Business Combination, and assuming that all of the issued Maersk Drilling Shares are exchanged in the Offer, former shareholders of Noble as a group and former shareholders of Maersk Drilling as a group will each receive shares in the Business Combination constituting approximately 50% of the outstanding Topco Shares immediately after the consummation of the Business Combination. Because of this, current shareholders may have less influence on the management and policies of Topco than they currently have on the management and policies of Noble or Maersk Drilling, respectively.

Future sales or the availability for sale of substantial amounts of the Topco Shares, or the perception that these sales may occur, including following the Business Combination, could adversely affect the trading price of the Topco Shares and could impair the combined company’s ability to raise capital through future sales of equity securities.
Following the Business Combination, a relatively small number of shareholders will hold a large portion of the shares of the combined company and Topco will enter into the Maersk Drilling Merger RRA (as defined herein) upon the closing of the Business Combination to facilitate future sales of such shares.
Sales of a substantial number of the Topco Shares in the public markets, including sales of large blocks of Topco Shares by the parties entering into the Maersk Drilling Merger RRA, or even the perception that these sales might occur (such as upon the filing of registration statements in connection with such sales), could impair the combined company’s ability to raise capital for its operations through a future sale of, or pay for acquisitions using, Topco’s equity securities.
Topco Shares or other securities may be issued from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Topco Shares, or the number or aggregate principal amount, as the case may be, of other securities that Topco may issue may in turn be substantial. Registration rights may also be granted covering those Topco Shares or other securities in connection with any such acquisitions and investments.
Topco cannot predict the effect that future sales of Topco Shares will have on the price at which the Topco Shares trades or the size of future issuances of Topco Shares or the effect, if any, that future issuances will have on the market price of the Topco Shares. Sales of substantial amounts of the Topco Shares, or the perception that such sales could occur, may adversely affect the trading price of the Topco Shares.
Topco will incur direct and indirect costs as a result of the Business Combination.
Topco will incur costs and expenses in connection with and as a result of the Business Combination. These costs and expenses include professional fees incurred in connection with Topco’s compliance with UK corporate and tax laws and financial reporting requirements, costs and other administrative expenses related to the expanded global scope of Topco’s operations, as well as any additional costs Topco may incur going forward as a result of its new corporate structure. The combined company cannot assure you that it will realize all of the anticipated benefits of the Business Combination, including the synergies related to public company expenses, back-office support functions, sales and distribution, and integration of senior management and administration. Topco can also not assure you that its estimates of pre-tax cost savings are accurate. While direct and indirect costs incurred as a result of the Business Combination are not expected to have such an effect, the costs could exceed the costs historically borne by Noble and Maersk Drilling.

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
Item 3. Legal Proceedings.
We may, from time to time, be a defendant to various legal proceedings, disputes and claims arising in the ordinary course of our business and in connection with strategic acquisitions or divestitures, such as the Business Combination. Following our announcement of the Business Combination, in the first quarter of 2022, we received one demand letter, and two complaints were filed against us, all challenging the Business Combination. The outcome of these complaints and the demand letter, as well as those that may in the future be received or filed with respect to the Business Combination, is uncertain. We believe that we and our directors and officers acted appropriately in connection with the Business Combination and have valid defenses to the allegations and we intend to defend the lawsuits vigorously. While we do not anticipate a negative outcome with respect to such litigation, we cannot assure you as to the outcome or any material negative effect thereof.
Additional information regarding legal proceedings is presented in “Note 16— Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Shares and Related Shareholder Information
On June 9, 2021, our Ordinary Shares began trading on the NYSE under the symbol “NE.”
On February 15, 2022, there were 61,856,875 Ordinary Shares outstanding held by 261 shareholder accounts of record, and there were 6,463,182 Penny Warrants issued and outstanding. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Exercises of Warrants
During the year ended December 31, 2021:
•21,496 Ordinary Shares were issued to holders of Tranche 1 Warrants pursuant to exercises of 21,983 Tranche 1 Warrants;
•13,080 Ordinary Shares were issued to holders of Tranche 2 Warrants pursuant to exercises of 13,507 Tranche 2 Warrants; and
•136 Ordinary Shares were issued to holders of Tranche 3 Warrants pursuant to exercises of 136 Tranche 3 Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) under the Securities Act and Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see “Note 9—Equity—Warrants” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Dividends
Legacy Noble and Noble have not paid dividends since the third quarter of 2016. The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our Board of Directors.

Stock Performance Graph
The chart below presents a comparison of the cumulative total returns, assuming $100 was invested at the beginning of the period for Noble, the Standard & Poor's 500 Index and the Dow Jones US Oil Equipment and Services. Total return assumes the reinvestment of dividends, if any, in the security on the ex-dividend date. This graph depicts the past performance for the period from June 9, 2021, the day our Ordinary Shares began trading on the NYSE, through December 31, 2021, and in no way should be used to predict future share performance.

	INDEXED RETURNS
Company / Index	June 9, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Noble Corporation	$100.00	$99.92	$109.33	$100.24
S&P 500 Index	100.00	101.85	102.09	112.95
Dow Jones US Oil Equipment & Services	100.00	92.64	82.72	77.84
The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is intended to assist you in understanding our financial position at December 31, 2021 and 2020, and our results of operations for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021, and for each of the years in the two-year period ended December 31, 2020. The following discussion should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K for the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021 filed by Noble and Finco.
Executive Overview
We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Our business strategy focuses on a high-specification fleet of both floating and jackup rigs, and the deployment of our drilling rigs in established and emerging offshore oil and gas basins around the world.
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
As of the filing date of this Annual Report on Form 10-K, our fleet of 20 drilling rigs consisted of 12 floaters and eight jackups strategically deployed worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
For the period from February 6, 2021 through December 31, 2021, our financial and operating results from continuing operations include:
•operating revenues totaling $770.3 million;
•net income attributable to Noble Corporation of $102.0 million, or $1.51 per diluted share;
•net cash provided by operating activities totaling $51.6 million;
•successfully completed our financial restructuring and emerged from the Chapter 11 Cases with a substantially delevered balance sheet; and
•nothing drawn on the Revolving Credit Facility as of December 31, 2021 and cash of approximately $194.1 million.
Demand for our services is driven by the offshore exploration and development programs of oil and gas operators, which in turn are influenced by many factors. Those factors include, but are not limited to, the price and price stability of oil and gas, the relative cost and carbon footprint of offshore resources within each operator’s broader energy portfolio, global macroeconomic conditions, world energy demand, the operator’s strategy toward renewable energy sources, environmental considerations and governmental policies.
Since 2014, the offshore drilling industry has faced the challenging combination of a significant rig oversupply and an overall reduction in offshore development and exploration activity that has reduced global offshore rig demand. Industry conditions gradually improved in 2019, which was evidenced by increasing utilization and improving dayrates. However, in the first half of 2020, this gradual recovery was abruptly halted as oil prices experienced concurrent supply and demand shocks. The supply shock was driven by production disagreements among OPEC+ member that resulted in sudden and a significant oversupply of oil, and the demand shock by the onset of the global COVID-19 pandemic that resulted in meaningful reduction in global economic activity and produced significant uncertainty among our customers. However, by early 2021, oil prices returned to pre-pandemic levels and continued to rise throughout 2021. Concurrent with this oil price recovery, contracting activity improved as our customer base started to increase their capital budgets. These events had significant impact on our results in 2020 and 2021.

Recent Events
Business Combination with Maersk Drilling. On November 10, 2021, Noble entered into a Business Combination Agreement (the “Business Combination Agreement”) with Noble Finco Limited, a private limited company formed under the laws of England and Wales and an indirect, wholly owned subsidiary of Noble (“Topco”), Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Topco (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), pursuant to which, among other things, (i) (x) Noble will merge with and into Merger Sub (the “ Maersk Drilling Merger”), with Merger Sub surviving the Maersk Drilling Merger as a wholly owned subsidiary of Topco, and (y) the Ordinary Shares will convert into an equivalent number of class A ordinary shares, par value $0.00001 per share, of Topco (the “Topco Shares”), and (ii) (x) Topco will make a voluntary tender exchange offer to Maersk Drilling’s shareholders as described below (the “Offer” and, together with the Maersk Drilling Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and (y) upon the consummation of the Offer, if more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), are acquired by Topco, Topco will redeem any Maersk Drilling Shares not exchanged in the Offer by Topco for Topco Shares or cash, at the election of the holder (cash for holders that do not make an election), under Danish law by way of a compulsory purchase (the “Compulsory Purchase”). The Board and the board of directors of Maersk Drilling have unanimously approved and adopted the Business Combination Agreement. The Business Combination is subject to Noble shareholder approval, acceptance of the Offer by holders of at least 80% of Maersk Drilling Shares, merger clearance and other regulatory approvals, listing on the NYSE and Nasdaq Copenhagen and other customary conditions.
Following the closing of the Business Combination, assuming all of the Maersk Drilling Shares are acquired by Topco through the Offer and no cash is paid by Topco in the Offer, Topco will own all of Noble’s and Maersk Drilling’s respective businesses and the former shareholders of Noble and former shareholders of Maersk Drilling will each own approximately 50% of the outstanding Topco Shares (or 50.8% and 49.2%, respectively, if Topco pays $50.0 million cash consideration in the Offer). Topco will be renamed Noble Corporation Plc, will be a public limited company domiciled (tax resident) in the United Kingdom and will be headquartered in the area of Houston, Texas. Topco is expected to have certain management functions relating to the holding of shares, financing, cash management, incentive compensation and other relevant holding company functions. In addition, the board of directors of the combined company (the “Topco Board”) will be comprised of seven individuals, including three individuals designated by Noble, three individuals designated by Maersk Drilling, and Robert W. Eifler, who will serve as the President and Chief Executive Officer of the combined company. Charles M. (Chuck) Sledge, the current Chairman of the Board, will become chairman of the Topco Board, and Claus V. Hemmingsen, the current Chairman of Maersk Drilling’s board of directors, will be one of the three directors designated by Maersk Drilling.
Topco will apply to have Topco Shares listed on the NYSE and on Nasdaq Copenhagen.
At the effective time of the Maersk Drilling Merger (the “Maersk Drilling Merger Effective Time”), subject to the terms and conditions set forth in the Business Combination Agreement, (i) each Ordinary Share of Noble issued and outstanding immediately prior to the Maersk Drilling Merger Effective Time will be converted into one newly and validly issued, fully paid and non-assessable Topco Share, (ii) each Penny Warrant outstanding immediately prior to the Maersk Drilling Merger Effective Time will cease to represent the right to acquire Ordinary Shares and will be automatically cancelled, converted into and exchanged for a number of Topco Shares equal to the number of Ordinary Shares underlying such Penny Warrant, rounded to the nearest whole share, and (iii) each Emergence Warrant (as defined herein) outstanding immediately prior to the Maersk Drilling Merger Effective Time will be converted automatically into a warrant to acquire a number of Topco Shares equal to the number of Ordinary Shares underlying such Emergence Warrant, with the same terms as were in effect immediately prior to the Maersk Drilling Merger Effective Time under the terms of the applicable warrant agreement. In addition, each award of restricted share units representing the right to receive Ordinary Shares, or value based on the value of Ordinary Shares (each, a “Noble RSU Award”) that is outstanding immediately prior to the Maersk Drilling Merger Effective Time will cease to represent a right to acquire Ordinary Shares (or value equivalent to Ordinary Shares) and will be converted into the right to acquire, on the same terms and conditions as were applicable under the Noble RSU Award (including any vesting conditions), that number of Topco Shares equal to the number of Ordinary Shares subject to such Noble RSU Award immediately prior to the Maersk Drilling Merger Effective Time.
Subject to the terms and conditions set forth in the Business Combination Agreement, following the approval of certain regulatory filings with the Danish Financial Supervisory Authority (the “DFSA”), Topco has agreed to commence the Offer to acquire up to 100% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling, not including any treasury shares held by Maersk Drilling. The Offer is conditioned upon, among other things, holders of at least 80% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling tendering their shares in the Offer (which percentage may be lowered by Topco in its sole discretion to not less than 70%) (the “Minimum Acceptance Condition”). In the Offer, Maersk Drilling shareholders may exchange each Maersk Drilling Share for 1.6137 newly and validly issued, fully paid and non-assessable Topco Shares (the “Exchange Ratio”), and will have the ability to elect cash consideration for up to $1,000 of their Maersk Drilling Shares (payable in DKK), subject to an aggregate cash consideration cap of $50.0 million. Each of Maersk Drilling and Topco will take steps to procure that each Maersk Drilling restricted stock unit award (a “Maersk Drilling RSU Award”) that is outstanding immediately prior to the acceptance time of the Offer (the “Acceptance Time”) is converted, at the Acceptance Time, into the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Topco Shares equal to the product of (1) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (2) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to the nearest whole share. Upon conversion such Maersk Drilling RSU Awards will cease to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
The Business Combination Agreement contains customary warranties and covenants by Noble, Topco, Merger Sub and Maersk Drilling. The Business Combination Agreement also contains customary pre-closing covenants.
Topco’s obligation to accept for payment or, subject to any applicable rules and regulations of Denmark, pay for any Maersk Drilling Shares that are validly tendered in the Offer and not validly withdrawn prior to the expiration of the Offer is subject to certain customary conditions, including, among others, that the Minimum Acceptance Condition shall have been satisfied. Maersk Drilling may require that Topco does not accept for payment or, subject to any applicable rules and regulations of Denmark, pay for the Maersk Drilling Shares that are validly tendered in the Offer and not validly withdrawn prior to the expiration of the Offer if certain customary conditions are not met. Subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, the Business Combination is expected to close in mid-2022.
The Business Combination Agreement contains certain termination rights for both Noble and Maersk Drilling.
Irrevocable Undertaking. Concurrently with the entry into the Business Combination Agreement, APMH Invest A/S (“APMH Invest”), which holds approximately 41.6% of the issued and outstanding Maersk Drilling Shares, entered into an irrevocable undertaking (the “Undertaking”) with Noble, Topco and Maersk Drilling, pursuant to which APMH Invest has, among other things, agreed to (a) accept the Offer in respect of the Maersk Drilling Shares that it owns and not withdraw such acceptance; (b) waive the right to receive any cash consideration in the Offer; (c) not vote in favor of any resolution to approve a competing alternative proposal; and (d) subject to certain exceptions, be bound by certain transfer restrictions with respect to the Maersk Drilling Shares that it owns. The Undertaking will lapse if (i) the Business Combination Agreement is terminated in accordance with its terms; (ii) Topco announces that it does not intend to make or proceed with the Business Combination; or (iii) the Offer lapses or is withdrawn and no new, revised or replacement offer is announced within 10 business days.
Letters of Intent. In addition, certain other Maersk Drilling shareholders, together holding approximately 12% of the issued and outstanding Maersk Drilling Shares, have delivered letters of intent expressing their intention to accept or procure the acceptance of the Offer in respect of the Maersk Drilling Shares that they own.
Maersk Drilling Voting Agreements. Concurrently with the entry into the Business Combination Agreement, Noble and Maersk Drilling entered into voting agreements (collectively, the “Maersk Drilling Voting Agreements”) with certain Noble shareholders (each, a “Noble Supporting Shareholder”), which collectively hold approximately 53% of the issued and outstanding Ordinary Shares. Pursuant to the Maersk Drilling Voting Agreements, each Noble Supporting Shareholder has, among other things, agreed to (a) consent to and vote (or cause to be voted) its Ordinary Shares (i) in favor of all matters, actions and proposals contemplated by the Business Combination Agreement for which Noble shareholder approval is required and any other matters, actions or proposals required to consummate the Business Combination in accordance with the Business Combination Agreement, and (ii) among other things, against any competing alternative proposal; (b) be bound by certain other covenants and agreements relating to the Business Combination; and (c) subject to certain exceptions, be bound by certain transfer restrictions with respect to a portion of their securities. The Maersk Drilling Voting Agreements will terminate upon the earliest to occur of (x) the date that is ten months from the date of the Maersk Drilling Voting Agreements, (y) the closing date of the Business Combination and (z) the termination of the Business Combination Agreement pursuant to its terms. Notwithstanding the foregoing, each Noble Supporting Shareholder will have the right to terminate the applicable Maersk Drilling Voting Agreement if the Business Combination Agreement has been amended in a manner that materially and adversely affects such Noble Supporting Shareholder (including, without limitation, a reduction of the economic benefits to the Noble Supporting Shareholders contemplated thereby or an extension of the End Date beyond the date (as such date may be extended) set forth in the Business Combination Agreement).
New Relationship Agreement. At the closing of the Business Combination, Topco will enter into a Relationship Agreement (the “New Relationship Agreement”) with certain funds and accounts (the “Existing Noble Investor”) party to the Relationship Agreement, dated as of February 5, 2021, and APMH Invest, which will set forth certain director designation rights of such Topco shareholders following the closing of the Business Combination. In particular, pursuant to the New Relationship Agreement, each of the Existing Noble Investor and APMH Invest will be entitled to designate (a) two nominees to the Topco Board so long as the Existing Noble Investor or APMH Invest, as applicable, owns no fewer than 20% of the then outstanding Topco Shares and (b) one nominee to the Topco Board so long as the Existing Noble Investor or APMH Invest, as applicable, owns fewer than 20% but no fewer than 15% of the then outstanding Topco Shares. Each nominee of the Existing Noble Investor and APMH Invest will meet the independence standards of the NYSE with respect to Topco; provided, however, that

APMH Invest shall be permitted to have one nominee who does not meet such independence standards so long as such nominee is not an employee of Topco or any of its subsidiaries.
Maersk Drilling Merger Registration Rights Agreement. At the closing of the Business Combination, Topco will enter into a Registration Rights Agreement (the “Maersk Drilling Merger RRA”) with APMH Invest pursuant to which, among other things, and subject to certain limitations set forth therein, APMH Invest will have customary demand and piggyback registration rights. In addition, pursuant to the Maersk Drilling Merger RRA, APMH Invest will have the right to require Topco, subject to certain limitations set forth therein, to effect a distribution of any or all of its Topco Shares by means of an underwritten offering. Topco is not obligated to effect any underwritten offering unless the dollar amount of the securities of APMH Invest to be sold is reasonably likely to result in gross sale proceeds of at least $20.0 million.
Saudi Purchase and Sale Agreement. On August 25, 2021, Finco and certain subsidiaries of the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell the jackup rigs operated by the Company in Saudi Arabia to ADES International Holding Limited (“ADES”) for a purchase price of $292.4 million in cash. Pursuant to the terms of the Purchase and Sale Agreement, the jackups, Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine, together with certain related assets, were sold to ADES. The closing of the sale occurred in November 2021, and the Company recognized a gain of $185.9 million, net of transaction costs, associated with the disposal of these assets. The Purchase and Sale Agreement also included certain covenants that the Company has agreed to not carry on or be engaged in the operation of jackup drilling rigs in the territorial waters of the Kingdom of Saudi Arabia in the Arabian Gulf for a term after the closing date of (i) one year for purposes of drilling gas wells and (ii) two years for the purposes of drilling oil wells.
Hurricane Ida. During the period from February 6 through December 31, 2021, costs related to damages resulting from the encounter of the Noble Globetrotter II with Hurricane Ida in the US Gulf of Mexico, including costs to recover the lower marine riser package (the “LMRP”), totaled $23.4 million, inclusive of insurance proceeds of $7.5 million. In preparation for the approaching storm, the rig successfully secured the well it was drilling and detached the LMRP from the blowout preventer without incident. However, during transit to avoid the storm, a number of suspended riser joints and the LMRP separated from the rig, which were later successfully recovered. Due to the environmental conditions, a number of crew members were treated for minor injuries and released from medical care. The Company has given force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses and related claims, which could adversely affect our business.
NYSE Listing. On June 9, 2021, our Ordinary Shares began trading on the New York Stock Exchange under the symbol “NE.”
Pacific Drilling Merger. On March 25, 2021, Noble entered into an Agreement and Plan of Merger (the “Pacific Drilling Merger Agreement”) with Pacific Drilling Company LLC (“Pacific Drilling”), pursuant to which Noble acquired Pacific Drilling in an all-stock transaction (the “Pacific Drilling Merger”) on April 15, 2021. Pursuant to the terms and conditions set forth in the Pacific Drilling Merger Agreement, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants at closing. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters, the Pacific Bora and Pacific Mistral, in June 2021 for net proceeds of $29.7 million.
The Pacific Drilling Merger provided incremental capacity to serve existing customers in the floater market, broadening our customer relationships and facilitating Noble's reentry into the growing West Africa and Mexico regions. For additional information, see “Note 4— Acquisitions and Divestitures” to our consolidated financial statements.
Emergence from Chapter 11. On the Effective Date, Legacy Noble successfully completed its financial restructuring and Legacy Noble and its debtor affiliates emerged from the Chapter 11 Cases. As a result, Noble emerged from bankruptcy on the Effective Date with a substantially delevered balance sheet and less than $400.0 million of debt. Noble’s capital structure as of the Effective Date includes a $675.0 million Revolving Credit Facility, of which nothing is drawn as of December 31, 2021, and $216.0 million of our senior secured second lien notes (the “Second Lien Notes”). On the Effective Date, Legacy Noble’s ordinary shares were cancelled and Ordinary Shares of Noble were issued to Legacy Noble’s former bondholders. Certain former bondholders and former equity holders of Legacy Noble were also issued warrants to purchase shares of the Company. All cash payments made by the Company under the Plan on the Effective Date were funded from cash on hand, proceeds of our rights offering (the “Rights Offering”), and proceeds from the new revolving credit facility. For additional information regarding the Chapter 11 Cases, the Rights Offering and our emergence, see “Note 2— Chapter 11 Emergence” to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
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
Outlook
The global rig supply continues to come down from historic highs as Noble and other offshore drilling contractors retire less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards generally requiring dayrates in excess of current market rates in order to be economic to be brought into the global fleet.
Looking forward to 2022, we expect business opportunities and results in offshore drilling to improve as the global economy continues to stabilize and improve. However, the market outlook in our business varies by geographical region and water depth. We are continually encouraged by the ongoing indications of recovery in the ultra-deepwater floater market in the US Gulf of Mexico, South America, and Africa. Harsh environment jackup markets show stable opportunities and remain an important portion of our business.
While we are cautiously optimistic about recent positive trends, our industry continues to face challenges and uncertainties and is unlikely to return to activity levels experienced in historical cycle peaks. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments to include alternative energy sources, as well as respond to the normal cycles that have historically existed in our industry. We also expect inflationary pressures to persist as well as continue to experience disruptions in supply chains and distribution channels. Nonetheless, the global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand.
At December 31, 2021, we had a total contract drilling services backlog of approximately $1.2 billion, which includes a commitment of approximately 58 percent of available days for 2022. For additional information regarding our backlog, see “—Contract Drilling Services Backlog” below.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of December 31, 2021, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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

The table below presents the amount of our contract drilling services backlog and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (1)
	Total	2022	2023	2024
	(In thousands)
Contract Drilling Services Backlog
Floaters (2) (3)	$1,065,168	$615,645	$448,226	$1,297
Jackups	169,619	165,044	4,575	—
Total	$1,234,787	$780,689	$452,801	$1,297
Percent of Available Days Committed (4)
Floaters (3)		62%	43%	**
Jackups		52%	2%	—%
Total		58%	26%	**
**    Not a meaningful percentage.
(1)Represents a twelve-month period beginning January 1. Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties.
(2)Two of our long-term drilling contracts with Shell, the Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. Each of the contracts now has a contractual dayrate floor of $275,000 per day. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at its respective dayrate floor for the remaining contract term.
(3)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with ExxonMobil in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of two years related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs. The aforementioned additional backlog included in the table above for periods where the rate is yet to be determined is estimated by using the most recently negotiated CEA rate.
(4)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the impact of the COVID-19 pandemic, current oversupply of oil, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Operations—Our current backlog of contract drilling revenue may not be ultimately realized.”
As of December 31, 2021, ExxonMobil and Shell represented approximately 60.2 percent and 18.1 percent of our backlog, respectively.

Results of Operations
Results for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 Compared to the year ended December 31, 2020
Net income for the period from February 6 through December 31, 2021 was $102.0 million, or $1.51 per diluted share, on operating revenues of $770.3 million. Net income for the period from January 1 through February 5, 2021 was $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million, compared to a net loss for the year ended December 31, 2020 of $4.0 billion, or $15.86 per diluted share, on operating revenues of $1.0 billion.
As a result of Noble conducting all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items between the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss), the gain on bargain purchase and reorganization cost, net. For the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021, Finco’s operating income was $47.7 million and $0.3 million higher, respectively, than that of Noble. The operating income difference for both the predecessor and successor period is primarily a result of expenses related to corporate legal costs and administration attributable to Noble for operations support and stewardship-related services. Included in the difference in operating income for the period from February 6 through December 31, 2021 were additional charges related to Merger and integration costs, primarily for the proposed Business Combination with Maersk Drilling and the acquisition of Pacific Drilling. In addition to the difference in operating income, the Noble successor period included a gain on bargain purchase of $62.3 million which was not recognized by Finco. In addition to the difference in operating income, the Noble predecessor period from January 1, 2021 through February 5, 2021 included a gain related to litigation claims of $77.3 million, which was not recognized by Finco.
During the year ended December 31, 2020, Finco’s operating loss was $100.6 million lower than that of Noble. The operating loss difference is primarily a result of expenses related to ongoing litigation, administration, and Chapter 11 bankruptcy charges directly attributable to Noble for operations support and stewardship-related services. Included in the difference in operating income for the year ended December 31, 2020, Noble recorded a $46.5 million expense related to litigation claims, which was not recognized by Finco and was settled in the fourth quarter of 2020 through reorganization costs, net. This resulted in a net gain of $15.0 million which is included in Noble’s Net loss but was not recognized by Finco.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	Period From February 6, 2021 through December 31, 2021	Period From January 1, 2021 through February 5, 2021	Year Ended December 31, 2020	Period From February 6, 2021 through December 31, 2021	Period From January 1, 2021 through February 5, 2021	Year Ended December 31, 2020	Period From February 6, 2021 through December 31, 2021	Period From January 1, 2021 through February 5, 2021	Year Ended December 31, 2020
Floaters (3)	71%	86%	60%	2,561	216	2,354	$208,443	$231,745	$208,723
Jackups (3)	68%	58%	71%	2,545	252	3,147	88,742	95,212	132,722
Total (3)	70%	68%	66%	5,106	468	5,501	$148,780	$158,228	$165,276
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
(3)Calculations in the above table include the rigs acquired from the Pacific Drilling Merger after the effective date of April 15, 2021. Calculations in the above table exclude the four jackups sold in the fourth quarter of 2021, following the closing of the sale on November 5, 2021.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended 2020 (dollars in thousands):

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020
Operating revenues:
Contract drilling services	$708,131	$74,051	$909,236
Reimbursables and other (1)	62,194	3,430	55,036
	$770,325	$77,481	$964,272
Operating costs and expenses:
Contract drilling services	$639,442	$46,965	$567,487
Reimbursables (1)	55,832	2,737	48,188
Depreciation and amortization	89,535	20,622	374,129
General and administrative	62,476	5,727	121,196
Merger and integration costs	24,792	—	—
Gain on sale of operating assets, net	(185,934)	—	—
Hurricane losses and (recoveries), net	23,350	—	—
Pre-petition charges	—	—	14,409
Loss on impairment	—	—	3,915,408
	709,493	76,051	5,040,817
Operating income (loss)	$60,832	$1,430	$(4,076,545)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

Contract Drilling Services Revenues.

		Successor		Predecessor
		Period from February 6, 2021 through December 31, 2021		Period from January 1, 2021 through February 5, 2021		Year Ended December 31, 2020

		Floaters	Jackups	Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$482.3	$225.8	$50.1	$24.0	$491.4	$417.8
Utilization		71%	68%	86%	58%	60%	71%
Operating Days		2,561	2,545	216	252	2,354	3,147
Average Dayrates		$208,443	$88,742	$231,745	$95,212	$208,723	$132,722
Contracted rigs	— Beginning	7	11	7	11	7	13
	— Ending	9	6	7	11	7	11
Total rigs	— Beginning	7	12	7	12	12	13
	— Acquired	7	—	—	—	—	—
	— Disposed	(2)	(4)	—	—	(5)	(1)
	— Ending	12	8	7	12	7	12
Floaters. During the period from February 6, 2021 to December 31, 2021, average rig utilization for the fleet was primarily benefited by the disposal of five floaters in November and December 2020 and, to a lesser extent, the lack of suspensions due to the COVID-19 pandemic. The five floaters disposed in 2020 did not operate throughout 2020. In April 2021, we acquired seven floaters in the Pacific Drilling Merger and disposed of two acquired cold stacked floaters in June 2021. The prompt disposal of these rigs mitigated downward impact on utilization. Of the five floaters acquired in 2021, one remained under contract the entire period since its acquisition, contributing to operating days at average dayrates similar to certain rigs in our existing fleet, two contributed operating days a portion of the period at similar or higher dayrates to certain rigs our existing fleet, and two remained cold stacked since acquisition. The two acquired cold stacked rigs had a downward effect on average rig utilization. During 2021, four legacy floaters had a modest rise in average dayrates. The higher dayrates on the acquired rigs in 2021 and the rise in dayrates on our four legacy floaters were partly offset by a lower dayrate on our semisubmersible rig when it began operations under a new contract during 2021. Contract drilling revenue for the period from February 6, 2021 to December 31, 2021 included $91.3 million related to the floaters acquired in the Pacific Drilling Merger, and was reduced by (i) $51.5 million of non-cash amortization related to customer contract intangibles which were recognized on the Effective Date, (ii) $11.6 million related to the Noble Globetrotter II when it went on a lower force majeure rate in August 2021 until late December 2021 due to damage sustained by Hurricane Ida and (iii) the lack of amortizations related to deferred revenue that could not be recognized on the Effective Date. During the year ended December 31, 2020, fleet utilization and operating days were affected by owning five floaters which did not operate substantially all of the year and a short-term suspension of one floater during the COVID-19 pandemic.
Jackups. We began 2020 with each rig in our fleet of 13 jackups contracted. However, during the first half of 2020, primarily as a result of the COVID-19 pandemic, three of our 13 rigs in our jackup fleet rolled off contracts with few opportunities for renewal, two were placed on temporary suspension during the year, and one was placed on long-term suspension through the remainder of 2020. Three other jackups experienced breaks in contracted operating days. In August 2020, we disposed of one jackup. The largest effect on our average dayrates during 2020 was a reduction in the dayrate on the Noble Lloyd Noble in September 2020, which historically carried a dayrate significantly higher than the average dayrates of our jackup fleet. Despite the challenges of 2020, we ended the year with 11 of our 12 jackups contracted. During the period from February 6, 2021 to December 31, 2021, the average dayrate of our jackup fleet was negatively impacted further when the Noble Lloyd Noble incurred extended shipyard time of approximately eight months before it returned to operations at end of October 2021. In early November 2021, Noble disposed of four operating jackups in Saudi Arabia. Operating days were reduced by the sale of these rigs while the utilization metric is unaffected. The lingering effects of the COVID-19 pandemic, suspensions and the lack of new contracts at higher rates in our jackup fleet had negative effects on our average dayrate in the jackup fleet in the period ended December 31, 2021.
January 1, 2021 to February 5, 2021. During the period ended February 5, 2021, average dayrates for our floaters were benefited by a general rise in dayrates in late 2020. Utilization for our floaters during this period was benefited by the fact we had disposed of idled floaters in 2020 and had not yet acquired certain uncontracted rigs in the Pacific Drilling Merger in April 2021. Average dayrates and utilization for our jackup fleet during this period were negatively affected by the lingering effects of the COVID-19 pandemic, where five of the 12 jackups we began 2021 with were idled, as compared to one of 13 rigs to begin the year 2020.

Operating Costs and Expenses
During the period from February 6 through December 31, 2021, contract drilling services costs, which includes our local administrative and operations support, totaled $639.4 million. Ten of our 12 floaters were contracted and operated during the period, four of which were contracted and operated for the full period. Eleven of our 12 jackups were contracted and operated during the period, one of which was contracted and operated for the full period. Operating costs within the period increased due to: (i) the five floaters that were acquired in the Pacific Drilling Merger, (ii) the Noble Hans Duel for contract commencement in early April, including repairs subsequent to contract commencement, and (iii) the Noble Lloyd Noble’s shipyard projects for its contract in Norway, which commenced in late October. Operating costs within the period decreased due to the sale of four jackups operating in Saudi Arabia in November 2021.
During the period from January 1 through February 5, 2021, contract drilling services costs totaled $47.0 million. Reduced operating costs in the period was a result of rigs stacked during the entire period including the Noble Clyde Boudreaux, Noble Houston Colbert, Noble Hans Deul and Noble Tom Prosser.
During the year ended December 31, 2020, contract drilling services costs totaled $567.5 million. Operating costs for this period included costs related to 15 rigs which were contracted and operating the majority of the period. In addition, the period also included costs related to the jackup Noble Joe Beall sold in the first quarter of 2020 and five floaters that were stacked and ultimately retired and sold in the fourth quarter of 2020, including the Noble Bully I, Noble Bully II, Noble Danny Adkins, Noble Jim Day, and Noble Paul Romano. The Noble Tom Prosser and Noble Tom Madden were placed on special standby rates during this period due to the effects of the COVID-19 pandemic. The Noble Hans Duel and Noble Houston Colbert were warm stacked for the majority of the period, contributing to a reduction in costs.
Depreciation and Amortization. Depreciation and amortization totaled $89.5 million, $20.6 million, $374.1 million during the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, respectively. Depreciation during February 6 through December 31, 2021 was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date and has increased due to the rigs acquired from the Pacific Drilling Merger. Depreciation during the year ended December 31, 2020 declined due to impairments of assets recognized during the first quarter of 2020.
Loss on Impairments. We recorded a loss on impairment of $3.9 billion for the year ended December 31, 2020. We impaired the carrying value to estimated fair value for seven floaters and nine jackups and certain capital spare equipment during 2020. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 7— Loss on Impairment.”
General and Administrative Expenses. General and administrative expenses totaled $62.5 million, $5.7 million and $121.2 million during the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, respectively. The year ended December 31, 2020 included $54.0 million of charges related to litigation that has been settled.
Pre-Petition Charges. Noble incurred $14.4 million of pre-petition charges during the year ended December 31, 2020. These costs relate to attorneys’ and financial advisors’ fees and other professional fees incurred in connection with the Chapter 11 Cases, prior to the Petition Date.
Merger and Integration Costs. Noble incurred $24.8 million of merger and integration costs in connection with the Pacific Drilling Merger and proposed Business Combination with Maersk Drilling during the period from February 6 through December 31, 2021. Finco incurred $8.3 million of merger and integration costs in connection with the Pacific Drilling Merger during the period from February 6 through December 31, 2021. For additional information, see Part II, Item 8 “Financial Statements and Supplementary Data, Note 4— Acquisitions and Divestitures” to our consolidated financial statements.
Gain on Sale of Operating Assets, Net. Noble recorded a gain of $185.9 million resulting from the sale of rigs to ADES during the period from February 6 through December 31, 2021. Finco recorded a gain of $187.5 million resulting from the sale of rigs to ADES during the period from February 6 through December 31, 2021. The closing of the sale occurred in November 2021, and the Company recognized a gain, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets. Transaction costs included broker fees, statutory termination benefits and professional fees. For additional information, see Part II, Item 8 “Financial Statements and Supplementary Data, Note 4— Acquisitions and Divestitures” to our consolidated financial statements.
Hurricane Losses and Recoveries, Net. Noble incurred $30.9 million of costs and received recoveries of $7.5 million from our insurance in connection to damages sustained from Hurricane Ida during the period from February 6 through December 31, 2021. We have incurred $25.2 million in charges related to equipment recovery efforts and damage assessment, and a write-off of assets of $5.4 million as a result of the damage assessment. For additional information, see Part II, Item 8 “Financial Statements and Supplementary Data, Note 6— Property and Equipment” to our consolidated financial statements.

Other Income and Expenses
Reorganization Items, Net. Noble incurred a net gain of $252.1 million for reorganization items during the period from January 1 through February 5, 2021. Finco incurred a net gain of $195.4 million for reorganization items during the period from January 1 through February 5, 2021. The gain was primarily the result of gains on the settlement of Liabilities subject to compromise exceeding other net reorganization charges and net charges related to fresh start accounting. Noble incurred net charges of $23.9 million for reorganization items during the year ended December 31, 2020. Finco incurred net charges of $50.8 million for reorganization items during the year ended December 31, 2020. These costs relate to attorneys’ and financial advisors’ fees, write-off of deferred financing costs and debt discounts, revisions of estimated claims, adjustments to legal contingencies and other professional fees incurred in connection with the Chapter 11 Cases.
Interest Expense. Interest expense totaled $31.7 million, $0.2 million and $164.7 million during the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, respectively. The Predecessor period of 2021 and 2020 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. The Successor period of 2021 includes interest expense on our newly issued Second Lien Notes as well as borrowings under our Revolving Credit Facility, slightly offset by capitalized interest of $2.0 million. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data, Note 8— Debt.”
Gain on Bargain Purchase. Noble recognized a $62.3 million gain on the bargain purchase of Pacific Drilling during the period from February 6 through December 31, 2021. For additional information, see Part II, Item 8 “Financial Statements and Supplementary Data, Note 4— Acquisitions and Divestitures” to our consolidated financial statements.
Income Tax Provision (Benefit). We recorded an income tax expense of $0.4 million and $3.4 million, and an income tax benefit of $260.4 million during the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, respectively.
During the period from February 6, 2021 to December 31, 2021, our tax provision included tax benefits of $24.2 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, $22.8 million related to deferred tax assets previously not recognized, $1.9 million related to recognition of a non-US refund claim and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were offset by tax expenses of $21.2 million related to various recurring items primarily comprised of Guyana withholding tax on gross revenue and $42.0 million related to non-US tax reserves.
During the period ended on February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
During the year ended December 31, 2020, our tax benefit included the tax effect from asset impairments of $99.7 million, the tax impact of the application of the CARES Act of $39 million, a non-US reserve release due to a statute expiration of $4.6 million, a reduction of US tax reserves of $111.9 million, and the tax benefits of an internal restructuring net of resulting adjustment to the valuation allowance of $17.9 million and other recurring tax benefits of approximately $47.3 million. These tax benefits were partially offset by a 2019 US return-to-provision adjustment and resulting adjustment to the valuation allowance of $21.2 million, an increase in UK valuation allowance of $31.1 million, and an increase in non-US tax reserves of $7.8 million.
2020 Compared to 2019
Information related to a comparison of our results of operations for our fiscal year ended December 31, 2020 compared to our fiscal year ended December 31, 2019 is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021.
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
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) providing for a $675.0 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Revolving Credit Facility”) and cancelled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of December 31, 2021, we had no loans outstanding and $8.8 million of letters of credit issued under the Revolving Credit Facility and an additional $6.3 million in letters of credit and surety bonds issued under bilateral arrangements.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the Revolving Credit Agreement. Neither Pacific Drilling Company LLC nor any of its current subsidiaries is a subsidiary guarantor of the Revolving Credit Facility, and none of their assets secure the Revolving Credit Facility. In addition, none of the Maersk Drilling assets will secure the Revolving Credit Facility upon the closing of the Business Combination.
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
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of December 31, 2021, Adjusted EBITDA (as defined in the Revolving Credit Agreement) is not permitted to be lower than $25.0 million for the four fiscal quarter periods ending on December 31, 2021;
•as of the last day of each fiscal quarter ending on or after March 31, 2022, the ratio of Adjusted EBITDA to Cash Interest Expense (as defined in the Revolving Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or after March 31, 2022 until June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•for each fiscal quarter ending on or after June 30, 2021, the ratio of (i) Asset Coverage Aggregate Rig Value (as defined in the Revolving Credit Agreement) to (ii) the aggregate principal amount of loans and letters of credit outstanding under the Revolving Credit Facility (the “Asset Coverage Ratio”) as of the last day of any such fiscal quarter is not permitted to be less than 2.00 to 1.00.
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
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. Neither Pacific Drilling nor any of its current subsidiaries is a subsidiary guarantor of the Second Lien Notes, and none of their assets secure the Second Lien Notes. In addition, none of the Maersk Drilling assets will secure the Second Lien Notes upon the closing of the Business Combination.
The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Such collateral does not include any assets of or equity interests in Pacific Drilling or any of its current subsidiaries.
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
Sources and Uses of Cash
Our principal sources of capital in 2021 were cash generated from operating activities and funding from our Revolving Credit Facility and Second Lien Notes. Cash on hand during 2021 was primarily used for the following:
•normal recurring operating expenses;
•fees and expenses related to the Chapter 11 Cases; and
•capital expenditures.
Our currently anticipated cash flow needs, both in the short-term (fiscal year 2022) and long-term (beyond fiscal year 2022), may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•repurchase, redemptions, or repayments of debt and interest; and
•certain contractual cash obligations and commitments.
We may, from time to time, redeem, repurchase or otherwise acquire our outstanding Second Lien Notes through open market purchases, tender offers or pursuant to the terms of such securities.
We currently expect to fund our cash flow needs with cash generated by our operations, cash on hand, proceeds from sales of assets, or borrowings under our Revolving Credit Facility and we believe this will provide us with sufficient ability to fund our cash flow needs over the next 12 months. Subject to market conditions and other factors, we may also issue equity or long-term debt securities to fund our cash flow needs and for other purposes.
Net cash provided by operating activities was $51.6 million during the period from February 6 through December 31, 2021, net cash used in operating activities was $45.4 million for the period from January 1 through February 5, 2021 and net cash provided by operating activities was $273.2 million for the year ended December 31, 2020. The Successor and prior year Predecessor periods benefited from a cash inflow from operating assets and liabilities, while the Predecessor had a cash outflow from operating assets and liabilities. We had working capital of $207.3 million at December 31, 2021 and $383.9 million at December 31, 2020.
Net cash provided by investing activities was $207.9 million during the period from February 6 through December 31, 2021 and net cash used in investing activities was $14.4 million during the period from January 1 through February 5, 2021 and $121.5 million during the year ended December 31, 2020. The Successor period includes proceeds from the sale of the Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine to ADES in November 2021, cash acquired from the Pacific Drilling Merger and proceeds from the sale of the Pacific Bora and Pacific Mistral in late June 2021. The Predecessor and Successor periods include shipyard work on the Noble Lloyd Noble and the managed pressure drilling upgrade on the Noble Don Taylor and Noble Tom Madden. The year ended December 31, 2020 also included proceeds from the sale of six rigs.
Net cash used in financing activities was $176.8 million during the period from February 6 through December 31, 2021 and $191.2 million during the period from January 1 through February 5, 2021 and net cash provided by financing activities was $107.4 million for the year ended December 31, 2020. The 2021 Predecessor period included the repayment of the 2017 Credit Facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility. The Successor period includes net repayments on the Revolving Credit Facility, resulting in no loans outstanding under the facility as of December 31, 2021. The year ended December 31, 2020 included net borrowings on the 2017 Credit Facility and the early repayment of the 2018 Seller Loan and the 2019 Seller Loan. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 8— Debt.”
At December 31, 2021, we had a total contract drilling services backlog of approximately $1.2 billion, which includes a commitment of 58 percent of available days for 2022. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $159.9 million, $10.3 million, $148.2 million and $306.4 million during the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021, and the years ended December 31, 2020 and 2019, respectively. Capital expenditures during the period from February 6 through December 31, 2021 consisted of the following:
•$65.0 million for sustaining capital;
•$70.1 million in major projects, including subsea and other related projects;
•$2.0 million for capitalized interest; and
•$22.8 million for rebillable capital and contract modifications.
Capital expenditures during the period from January 1 through February 5, 2021 consisted of the following:
•$1.5 million for sustaining capital;
•$2.1 million in major projects, including subsea and other related projects; and
•$6.7 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for 2022 is expected to range between $155.0 million and $170.0 million, of which approximately $100.0 to $115.0 million is currently anticipated to be spent for sustaining capital, and approximately $25.0 million is anticipated to be reimbursed by our customers. Our current capital expenditure estimates are not inclusive of any potential merger capital outlay.
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

Summary of Contractual Cash Obligations and Commitments
We have $75.0 million of long-term tax reserves for uncertain tax positions, including interest and penalties, which are included in “Other liabilities” due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 13— Income Taxes.”
At December 31, 2021, no long-term debt will be due in the next twelve months and $216.0 million will be due subsequent to 2022. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 8— Debt.”
At December 31, 2021, $12.2 million of pension obligations will be due in the next twelve months and the remainder of $128.2 million will be due subsequent to 2022. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 14— Employee Benefit Plans.”
For a description of our operating lease obligations, refer to Part II, Item 8, “Financial Statements and Supplementary Data, Note 12— Leases.
At December 31, 2021, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include letters of credit that guarantee our performance as it relates to our drilling contracts, tax and other obligations in various jurisdictions. These letters of credit obligations are not normally called, as we typically comply with the underlying performance requirement. At December 31, 2021, $9.4 million letters of credit and commercial commitments will be due in the next twelve months and the remainder of $5.7 million will be due subsequent to 2022.
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
The Second Lien Notes and such guarantees are secured by second priority liens on the collateral securing the obligations under the Revolving Credit Facility, including, among other things, (i) a pledge of the equity interests in Finco, (ii) pledges of the equity interests in the Guarantors and (iii) a lien on substantially all of the assets of Finco and the Guarantors (including the equity interests in substantially all of the other direct subsidiaries of Finco and the Guarantors), in each case, subject to certain exceptions and limitations (collectively, the “Collateral”). The Collateral also includes mortgages on certain rigs owned by the Guarantors. Neither Pacific Drilling nor any of its current subsidiaries is a subsidiary guarantor of the Revolving Credit Facility or the Second Lien Notes. The Collateral does not include any assets of, or equity interests in, Pacific Drilling or any of its current subsidiaries. In addition, none of the Maersk Drilling assets will secure the Revolving Credit Facility or the Second Lien Notes upon the closing of the Business Combination, and the Collateral does not include any assets of Maersk Drilling.

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
Guarantor Summarized Financial Information
The summarized financial information below reflects the combined accounts of the Guarantors and the non-consolidated accounts of Finco (collectively, the “Obligors”), for the dates and periods indicated. The financial information is presented on a combined basis and intercompany balances and transactions between entities in the Obligor group have been eliminated.

Summarized Balance Sheet Information:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Current assets	$333,127	$461,587
Amounts due from non-guarantor subsidiaries, current	5,150,694	5,552,158
Noncurrent assets	1,214,111	3,590,865
Amounts due from non-guarantor subsidiaries, noncurrent	646,778	1,045,237
Current liabilities	189,177	159,601
Amounts due from non-guarantor subsidiaries, current	5,254,540	5,532,634
Noncurrent liabilities	281,218	120,033
Amounts due from non-guarantor subsidiaries, noncurrent	168,873	480,460
Summarized Statement of Operations Information:

	Successor (1)	Predecessor (2)
	Obligors	Obligors
	Period From	Period From
	February 6, 2021	January 1, 2021	Year
	through	through	Ended
	December 31, 2021	February 5, 2021	December 31, 2020
Operating revenues	$615,432	$70,584	$895,295
Operating costs and expenses	480,367	63,255	4,320,475
Income (loss) from continuing operations before income taxes	111,251	(2,303,528)	(3,414,898)
Net income (loss)	99,011	(2,318,932)	(3,468,407)
(1)Includes operating revenue of $31.3 million, operating costs and expenses of $17.1 million and other expense of $26.3 million attributable to transactions with non-guarantor subsidiaries for the period from February 6, 2021 through December 31, 2021.
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
Environmental Matters
We are subject to numerous international, federal, state and local laws and regulations relating to the protection of the environment and of human health and safety. For a discussion of the most significant of these laws and regulations, see “Business—Governmental Regulations and Environmental Matters.”
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated laws focusing on greenhouse gas reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Climate change could also increase the frequency and severity of adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas. If such effects were to occur, they could have an adverse impact on our operations. For a discussion of climate change, see “Business—Governmental Regulations and Environmental Matters—Climate Change.”
In addition, increasing social attention to ESG matters and climate change has resulted in demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products, encouraging the divestment of fossil fuel equities, and pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. Initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our services and causing a material adverse effect on our earnings, cash flows and financial condition. For further discussion of these risks, see Part I, Item 1A, “Risk

Factors—Regulatory and Legal Risks—Increasing attention to environmental, social and governance matters and climate change may impact our business and financial results.”
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”), which require us to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates and assumptions and any such differences could be material to our consolidated financial statements. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by Noble about matters that are inherently uncertain.
Impairment
We evaluate our property and equipment and intangible assets for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. An impairment loss is recognized when and to the extent that an asset's carrying value exceeds its estimated fair value. To the extent actual results do not meet our estimated assumptions for a given rig, piece of equipment or intangible customer contract, we may take an impairment loss in the future. In determining the fair value of the assets, we make significant assumptions and estimates regarding future market conditions. Typical assumptions used in our estimate include current market conditions, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and marketability of a unit.
During the years ended December 31, 2020 and 2019, we recognized non-cash, before-tax impairment charges of $3.9 billion and $615.3 million, respectively, related to certain rigs and related capital spares. These impairments were driven by factors such as customer suspensions of drilling programs, contract cancellations, a further reduction in the number of new contract opportunities, capital spare equipment obsolescence, and our belief that a drilling unit is no longer marketable and is unlikely to return to service.
Impairment assessment inherently involves management judgments as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Due to the many variables inherent in this estimation, differences in assumptions may have a material effect on the results of our impairment analysis.
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the subsequent year. A reconciliation of the estimate to the final tax return is done at that time, which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities can challenge certain of our tax positions.
We currently operate, and have in the past operated, in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained upon challenge by a tax authority. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. As of December 31, 2021, the Company had $75.0 million of long-term tax reserves for unrecognized tax benefits, including interest and penalties, which are included in “Other liabilities”. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows.
Our gross deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could have a material impact our consolidated financial statements.

Insurance Reserves
We maintain various levels of self-insured retention for certain losses including property damage, loss of hire, employment practices liability, employers’ liability and general liability, among others. We accrue for property damage and loss of hire charges on a per event basis.
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. The amount of our loss reserves for personal injury and protection claims is based on an analysis performed by a third-party actuary which uses our historical loss patterns and trends as well as industry data to estimate the unpaid loss and allocated loss adjustment expense. Claim severity experienced in each year, ranging from minor incidents to permanent disability or injuries requiring extensive medical care, is a key driver of the variability around our reserve estimates. These estimates are further subject to uncertainty because the ultimate disposition of claims incurred is subject to the outcome of events which have not yet transpired. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2021 and 2020, loss reserves for personal injury and protection claims totaled $14.8 million and $30.9 million, respectively, and such amounts are included in “Other liabilities” and “Liabilities subject compromise” in the accompanying Consolidated Balance Sheets.
Pension Plans
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the Company’s pension plans, which we evaluate when the plans are re-measured. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rates used to calculate the net present value of future benefit obligations for our US plans is based on the average of current rates earned on long-term bonds that receive a Moody’s rating of “Aa” or better. We have determined that the timing and amount of expected cash outflows on our plans reasonably match this index. For our non-US plan, the discount rate used to calculate the net present value of future benefit obligations is determined by using a yield curve of high quality bond portfolios with an average maturity approximating that of the liabilities. A one percentage point decrease in the assumed discount rate would increase total pension expense for 2022 by approximately $1.3 million and would increase the projected benefit obligation at December 31, 2021 by approximately $51.8 million. A one percentage point increase in the assumed discount rate would increase total pension expense and decrease the projected benefit obligation by approximately $0.7 million and $41.1 million, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets for the portfolio.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations currency exchange rates or equity prices, as further described below.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on borrowings under the Revolving Credit Facility. Interest on borrowings under our Revolving Credit Facility is at an agreed upon percentage point spread over LIBOR, or a base rate stated in the agreements. Borrowings under the Revolving Credit Facility bear interest at LIBOR plus an applicable margin, which is currently the maximum contractual rate of 4.25%. On March 5, 2021, the Financial Conduct Authority in the UK issued an announcement on the future cessation or loss of representativeness for LIBOR benchmark settings currently published by ICE Benchmark Administration. The announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for certain short-term USD LIBOR references rates, and after June 30, 2023 for other reference rates. While the Revolving Credit Facility contains hardwired “fallback” provisions providing for an alternative reference rate upon the occurrence of certain events related to the phase-out of LIBOR, the alternative reference rate plus any associated spread adjustment may result in interest rates higher than LIBOR. As a result, our interest expense could increase on our floating rate debt.
At December 31, 2021, we had no borrowings outstanding under the Revolving Credit Facility and $8.8 million of performance letters of credit.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in market expectations for interest rates and perceptions of our credit risk. The fair value of our total debt was $236.8 million December 31, 2021.
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
Several of our regional shorebases have a significant amount of their cash operating expenses payable in local currencies. To limit the potential risk of currency fluctuations, we periodically enter into forward contracts, which have historically settled monthly in the operations’ respective local currencies. All of these contracts had a maturity of less than 12 months. During the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, we did not enter into any forward contracts. During the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, we had no outstanding derivative contracts. Based on current projections, a 10% increase in the average exchange rates of all foreign currencies would hypothetically increase our future estimated operating expenses by approximately $8.5 million.
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
The Company’s pension plan assets are exposed to the market prices of debt and equity securities. Changes to the pension plan asset values can impact the Company’s pension expense, funded status and future minimum funding requirements. The Company aims to reduce risk through asset diversification and by investing in long duration fixed-income securities that have a duration similar to that of its pension liabilities. At December 31, 2021, the value of the investments in the pension funds was $305.3 million, and a hypothetical 10.0% percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $30.5 million. A significant decline in the value of pension assets could require Noble to increase funding of its pension plans in future periods, which could adversely affect cash flows in those periods. In addition, a decline in the fair value of these plan assets, in the absence of additional cash contributions to the plans by Noble, could increase the amount of pension cost required to be recorded in future periods by Noble.

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed in this Item 8:

Page

Report of Independent Registered Public Accounting Firm (Noble - Successor) (PCAOB ID 238)	64

Report of Independent Registered Public Accounting Firm (Noble - Predecessor) (PCAOB ID 238)	67

Noble Corporation (Noble) and Subsidiaries Consolidated Balance Sheets as of December 31, 2021 and 2020	69

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Operations for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021, and the Years Ended December 31, 2020 and 2019	70

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	71

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Cash Flows for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	72

Noble Corporation (Noble) and Subsidiaries Consolidated Statements of Equity for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	73

Report of Independent Registered Public Accounting Firm (Finco - Successor) (PCAOB ID 238)	74

Report of Independent Registered Public Accounting Firm (Finco - Predecessor) (PCAOB ID 238)	77

Noble Finance Company (Finco) and Subsidiaries Consolidated Balance Sheets as of December 31, 2021 and 2020	79

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Operations for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	80

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	81

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Cash Flows for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	82

Noble Finance Company (Finco) and Subsidiaries Consolidated Statements of Equity for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the Years Ended December 31, 2020 and 2019	83

Notes to Consolidated Financial Statements	84

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Noble Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Noble Corporation and its subsidiaries (Successor) (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the period from February 6, 2021 through December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from February 6, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates (the "plan") on February 5, 2021. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before February 5, 2021 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 5, 2021.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Acquisition of Pacific Drilling Company LLC - Fair Value of Pacific Drilling’s Mobile Offshore Drilling Units and the Fair Value of the Consideration Paid
As described in Notes 4 and 6 to the consolidated financial statements, the Company purchased Pacific Drilling Company LLC (Pacific Drilling) in an all-stock transaction on April 15, 2021. The Company’s drilling equipment and facilities assets were $1.47 billion as of December 31, 2021, a portion of which related to the mobile offshore drilling units acquired as part of the Pacific Drilling purchase. Further, as described in Note 4 to the consolidated financial statements, the total purchase price consideration was $357.7 million. Management determined the fair value of the mobile offshore drilling units using a combination of (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (ii) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, and estimated economic useful lives. As the Company was not yet trading on the New York Stock Exchange at the time of the acquisition, management’s valuation of the ordinary shares issued by the Company as consideration for the acquisition of Pacific Drilling required an analysis of the discounted cash flows expected to be generated by the drilling assets of the combined entity. These discounted cash flows were derived utilizing many of the same types of assumptions as were used in the determination of the fair value of the Pacific Drilling mobile offshore drilling units. In addition, the discounted cash flows of the combined entity considered annual cost saving synergies from the operation of the Company and Pacific Drilling assets as a single fleet.
The principal considerations for our determination that performing procedures relating to the fair value of Pacific Drilling’s mobile offshore drilling units acquired and the fair value of the consideration paid from the Company to Pacific Drilling is a critical audit matter are (i) the significant judgment by management when determining the fair value of the mobile offshore drilling units acquired and the fair value of the ordinary shares issued by the Company as consideration for the acquisition of Pacific Drilling; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, market values, and weighting of market values; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the mobile offshore drilling units acquired and the valuation of the consideration paid in the acquisition of Pacific Drilling. These procedures also included, among others (i) testing management’s process for determining the fair value of the mobile offshore drilling units and the fair value of the consideration paid; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, market values, and weighting of those market values. Evaluating management’s assumptions related to the expected operating dayrates, operating costs, utilization rates, tax rates, and the weighting of market values involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and evaluating the reasonableness of the discount rate and market values assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2022
We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Noble Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Noble Holding Corporation plc (formerly known as Noble Corporation plc) and its subsidiaries (Predecessor) (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the period from January 1, 2021 through February 5, 2021, and for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 1, 2021 through February 5, 2021, and for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, Noble Corporation plc (subsequently renamed Noble Holding Corporation plc) and certain of its subsidiaries filed voluntary petitions on July 31, 2020 with the United States Bankruptcy Court for the Southern District of Texas for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting. This matter is also described in the “Critical Audit Matters” section of our report.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fresh Start Accounting – Valuation of Mobile Offshore Drilling Units within Drilling Equipment and Facilities Assets
As described above and in Notes 2 and 3 to the consolidated financial statements, Noble Holding Corporation plc and certain of its subsidiaries emerged from bankruptcy on February 5, 2021 and the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. With the application of fresh start accounting, management allocated the reorganization value to individual assets and liabilities (except for deferred income taxes) based on their estimated fair values. The Company’s reorganization adjustments, net, were $252 million for the period from January 1, 2021 through February 5, 2021, which included a fresh start fair value adjustment to property, plant, and equipment of $2.41 billion. Included within property, plant and equipment were drilling equipment and facilities assets, which had a balance of $1.07 billion, as of February 5, 2021, a portion of which related to the mobile offshore drilling units. Management determined the fair value of the mobile offshore drilling units using a combination of (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (ii) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, and estimated economic useful lives.
The principal considerations for our determination that performing procedures relating to the fresh start accounting – valuation of mobile offshore drilling units within drilling equipment and facilities assets is a critical audit matter are (i) the significant judgment by management when determining the fair value of the mobile offshore drilling units within drilling equipment and facilities assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to the expected operating dayrates, operating costs, utilization rates, tax rates, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the fair value of the mobile offshore drilling units within drilling equipment and facilities assets; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the assumptions used by management related to the expected operating dayrates, operating costs, utilization rates, tax rates, and discount rate. Evaluating management’s assumptions related to the expected operating dayrates, operating costs, utilization rates, and tax rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2022
We have served as the Company’s auditor since 1994.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor	Predecessor
	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$194,138	$343,332
Accounts receivable, net	200,419	147,863
Taxes receivable	16,063	30,767
Prepaid expenses and other current assets	45,026	80,322
Total current assets	455,646	602,284
Intangible assets	61,849	—
Property and equipment, at cost	1,555,975	4,777,697
Accumulated depreciation	(77,275)	(1,200,628)
Property and equipment, net	1,478,700	3,577,069
Other assets	77,247	84,584
Total assets	$2,073,442	$4,263,937
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$120,389	$95,159
Accrued payroll and related costs	48,346	36,553
Taxes payable	28,735	36,819
Interest payable	9,788	—
Other current liabilities	41,136	49,820
Total current liabilities	248,394	218,351
Long-term debt	216,000	—
Deferred income taxes	13,195	9,292
Other liabilities	95,226	108,039
Liabilities subject to compromise	—	4,239,643
Total liabilities	572,815	4,575,325
Commitments and contingencies (Note 16)
Shareholders' equity (deficit)
Predecessor common stock, $0.01 par value, ordinary shares; 251,084 shares outstanding as of December 31, 2020	—	2,511
Successor common stock, $0.00001 par value, ordinary shares; 60,172 shares outstanding as of December 31, 2021	1	—
Additional paid-in capital	1,393,255	814,796
Retained earnings (accumulated deficit)	101,982	(1,070,683)
Accumulated other comprehensive income (loss)	5,389	(58,012)
Total shareholders' equity (deficit)	1,500,627	(311,388)
Total liabilities and equity	$2,073,442	$4,263,937
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Operating revenues
Contract drilling services	$708,131	$74,051	$909,236	$1,246,058
Reimbursables and other	62,194	3,430	55,036	59,380
	770,325	77,481	964,272	1,305,438
Operating costs and expenses
Contract drilling services	639,442	46,965	567,487	698,343
Reimbursables	55,832	2,737	48,188	49,061
Depreciation and amortization	89,535	20,622	374,129	440,221
General and administrative	62,476	5,727	121,196	168,792
Merger and integration costs	24,792	—	—	—
Gain on sale of operating assets, net	(185,934)	—	—	—
Hurricane losses and (recoveries), net	23,350	—	—	—
Prepetition and restructuring costs	—	—	14,409	—
Loss on impairment	—	—	3,915,408	615,294
	709,493	76,051	5,040,817	1,971,711
Operating income (loss)	60,832	1,430	(4,076,545)	(666,273)
Other income (expense)
Interest expense, net of amount capitalized	(31,735)	(229)	(164,653)	(279,435)
Bargain purchase gain	62,305	—	—	—
Gain on extinguishment of debt, net	—	—	17,254	30,616
Interest income and other, net	10,945	399	9,012	6,007
Reorganization items, net	—	252,051	(23,930)	—
Income (loss) from continuing operations before income taxes	102,347	253,651	(4,238,862)	(909,085)
Income tax benefit (provision)	(365)	(3,423)	260,403	38,540
Net income (loss) from continuing operations	101,982	250,228	(3,978,459)	(870,545)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net income (loss)	101,982	250,228	(3,978,459)	(874,366)
Net loss attributable to noncontrolling interests	—	—	—	173,776
Net income (loss) attributable to Noble Corporation	$101,982	$250,228	$(3,978,459)	$(700,590)
Net income (loss) attributable to Noble Corporation
Income (loss) from continuing operations	$101,982	$250,228	$(3,978,459)	$(696,769)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net income (loss) attributable to Noble Corporation	$101,982	$250,228	$(3,978,459)	$(700,590)
Per share data
Basic:
Income (loss) from continuing operations	$1.61	$1.00	$(15.86)	$(2.79)
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) attributable to Noble Corporation	$1.61	$1.00	$(15.86)	$(2.81)
Diluted:
Income (loss) from continuing operations	$1.51	$0.98	$(15.86)	$(2.79)
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) attributable to Noble Corporation	$1.51	$0.98	$(15.86)	$(2.81)
Weighted- Average Shares Outstanding
Basic	63,186	251,115	250,792	248,949
Diluted	67,628	256,571	250,792	248,949
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Net income (loss)	$101,982	$250,228	$(3,978,459)	$(874,366)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(521)	260
Net pension plan gain (loss) (net of tax provision (benefit) of $1,597, $59, $(537) and $(924) for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, respectively)	5,844	224	(1,407)	(3,744)
Amortization of deferred pension plan amounts (net of tax provision of zero, zero, $583 and $584 for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, respectively)	—	—	2,183	2,197
Net pension plan curtailment and settlement gain (loss) (net of tax provision (benefit) of $(121), zero, $32 and $(8) for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, respectively)	(455)	—	122	(30)
Other comprehensive income (loss), net	5,389	108	377	(1,317)
Net comprehensive loss attributable to noncontrolling interests	—	—	—	173,776
Comprehensive income (loss) attributable to Noble Corporation	$107,371	$250,336	$(3,978,082)	$(701,907)

See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net income (loss)	$101,982	$250,228	$(3,978,459)	$(874,366)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	89,535	20,622	374,129	440,221
Loss on impairment	—	—	3,915,408	615,294
Amortization of intangible assets	51,540	—	—	—
Gain on extinguishment of debt, net	—	—	(17,254)	(30,616)
Gain on sale of operating assets, net	(185,934)	—	—	—
Gain on bargain purchase	(62,305)	—	—	—
Reorganization items, net	—	(280,790)	(17,366)	—
Deferred income taxes	(34,264)	2,501	(26,325)	(17,825)
Amortization of share-based compensation	16,510	710	9,169	14,737
Other costs, net	1,146	(10,754)	(61,550)	60,259
Changes in components of working capital
Change in taxes receivable	27,847	(1,789)	29,880	(11,225)
Net changes in other operating assets and liabilities	45,559	(26,176)	45,565	(9,708)
Net cash provided by (used in) operating activities	51,616	(45,448)	273,197	186,771
Cash flows from investing activities
Capital expenditures	(154,411)	(14,629)	(148,886)	(268,783)
Cash acquired in stock-based business combination	54,970	—	—	—
Proceeds from disposal of assets, net	307,324	194	27,366	12,753
Net cash provided by (used in) investing activities	207,883	(14,435)	(121,520)	(256,030)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—	—
Borrowings on credit facilities	40,000	177,500	210,000	755,000
Repayments of credit facilities	(217,500)	(545,000)	—	(420,000)
Repayments of debt	—	—	(101,132)	(400,000)
Debt issuance costs	—	(23,664)	—	(1,092)
Warrants exercised	730	—	—	—
Purchase of noncontrolling interests	—	—	—	(106,744)
Dividends paid to noncontrolling interests	—	—	—	(25,109)
Cash paid to settle equity awards	—	—	(1,010)	—
Taxes withheld on employee stock transactions	—	(1)	(418)	(2,779)
Net cash provided by (used in) financing activities	(176,770)	(191,165)	107,440	(200,724)
Net increase (decrease) in cash, cash equivalents and restricted cash	82,729	(251,048)	259,117	(269,983)
Cash, cash equivalents and restricted cash, beginning of period	113,993	365,041	105,924	375,907
Cash, cash equivalents and restricted cash, end of period	$196,722	$113,993	$365,041	$105,924
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Balance	Par Value
Balance at December 31, 2018 (Predecessor)	246,794	$2,468	$699,409	$3,608,366	$(57,072)	$401,403	$4,654,574
Employee related equity activity
Amortization of share-based compensation	—	—	14,737	—	—	—	14,737
Issuance of share-based compensation shares	2,406	24	(24)	—	—	—	—
Tax benefit of equity transactions	—	—	(2,803)	—	—	—	(2,803)
Purchase of noncontrolling interests	—	—	95,774	—	—	(202,518)	(106,744)
Net loss	—	—	—	(700,590)	—	(173,776)	(874,366)
Dividends paid to noncontrolling interests	—	—	—	—	—	(25,109)	(25,109)
Other comprehensive loss, net	—	—	—	—	(1,317)	—	(1,317)
Balance at December 31, 2019 (Predecessor)	249,200	$2,492	$807,093	$2,907,776	$(58,389)	$—	$3,658,972
Employee related equity activity
Amortization of share-based compensation	—	—	8,159	—	—	—	8,159
Issuance of share-based compensation shares	1,884	19	(19)	—	—	—	—
Tax benefit of equity transactions	—	—	(437)	—	—	—	(437)
Net loss	—	—	—	(3,978,459)	—		(3,978,459)
Other comprehensive loss, net	—	—	—	—	377	—	377
Balance at December 31, 2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$—	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	—	(1)
Net income	—	—	—	250,228	—	—	250,228
Other comprehensive income, net	—	—	—	—	108	—	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	—	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	—	1,018,768
2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$—	$1,018,768

2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	$—	$1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	16,096	—	—	—	16,096
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—	—
Exercise of common stock warrants	35	—	730	—	—	—	730
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	—	357,662
Net income	—	—	—	101,982	—	—	101,982
Other comprehensive income, net	—	—	—	—	5,389	—	5,389
12/31/21 (Successor)	60,172	$1	$1,393,255	$101,982	$5,389	$—	$1,500,627

See accompanying notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Noble Finance Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Noble Finance Company and its subsidiaries (Successor) (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the period from February 6, 2021 through December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from February 6, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of Texas confirmed the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates (the "plan") on February 5, 2021. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before February 5, 2021 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 5, 2021.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Acquisition of Pacific Drilling Company LLC - Fair Value of Pacific Drilling’s Mobile Offshore Drilling Units and the Fair Value of the Consideration Paid
As described in Notes 4 and 6 to the consolidated financial statements, the Company purchased Pacific Drilling Company LLC (Pacific Drilling) in an all-stock transaction on April 15, 2021. The Company’s drilling equipment and facilities assets were $1.47 billion as of December 31, 2021, a portion of which related to the mobile offshore drilling units acquired as part of the Pacific Drilling purchase. Further, as described in Note 4 to the consolidated financial statements, the total purchase price consideration was $357.7 million. Management determined the fair value of the mobile offshore drilling units using a combination of (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (ii) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, and estimated economic useful lives. As the Company was not yet trading on the New York Stock Exchange at the time of the acquisition, management’s valuation of the ordinary shares issued by the Company as consideration for the acquisition of Pacific Drilling required an analysis of the discounted cash flows expected to be generated by the drilling assets of the combined entity. These discounted cash flows were derived utilizing many of the same types of assumptions as were used in the determination of the fair value of the Pacific Drilling mobile offshore drilling units. In addition, the discounted cash flows of the combined entity considered annual cost saving synergies from the operation of the Company and Pacific Drilling assets as a single fleet.
The principal considerations for our determination that performing procedures relating to the fair value of Pacific Drilling’s mobile offshore drilling units acquired and the fair value of the consideration paid from the Company to Pacific Drilling is a critical audit matter are (i) the significant judgment by management when determining the fair value of the mobile offshore drilling units acquired and the fair value of the ordinary shares issued by the Company as consideration for the acquisition of Pacific Drilling; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, market values, and weighting of market values; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the mobile offshore drilling units acquired and the valuation of the consideration paid in the acquisition of Pacific Drilling. These procedures also included, among others (i) testing management’s process for determining the fair value of the mobile offshore drilling units and the fair value of the consideration paid; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, market values, and weighting of those market values. Evaluating management’s assumptions related to the expected operating dayrates, operating costs, utilization rates, tax rates, and the weighting of market values involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and evaluating the reasonableness of the discount rate and market values assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2022
We have served as the Company’s auditor since 1994.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Noble Finance Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Noble Corporation and its subsidiaries (Predecessor) (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for the period from January 1, 2021 through February 5, 2021, and for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 1, 2021 through February 5, 2021, and for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Note 1 to the consolidated financial statements, Noble Corporation plc (subsequently renamed Noble Holding Corporation plc) and certain of its subsidiaries, including Noble Corporation (subsequently renamed Noble Finance Company), filed voluntary petitions on July 31, 2020 with the United States Bankruptcy Court for the Southern District of Texas for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates was substantially consummated on February 5, 2021 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting. This matter is also described in the “Critical Audit Matters” section of our report.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fresh Start Accounting – Valuation of Mobile Offshore Drilling Units within Drilling Equipment and Facilities Assets
As described above and in Notes 2 and 3 to the consolidated financial statements, Noble Holding Corporation plc and certain of its subsidiaries emerged from bankruptcy on February 5, 2021 and the Company applied fresh start accounting, which resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. With the application of fresh start accounting, management allocated the reorganization value to individual assets and liabilities (except for deferred income taxes) based on their estimated fair values. The Company’s reorganization adjustments, net, were $195 million for the period from January 1, 2021 through February 5, 2021, which included a fresh start fair value adjustment to property, plant, and equipment of $2.41 billion. Included within property, plant and equipment were drilling equipment and facilities assets, which had a balance of $1.07 billion, as of February 5, 2021, a portion of which related to the mobile offshore drilling units. Management determined the fair value of the mobile offshore drilling units using a combination of (i) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (ii) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in the assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, and estimated economic useful lives.
The principal considerations for our determination that performing procedures relating to the fresh start accounting – valuation of mobile offshore drilling units within drilling equipment and facilities assets is a critical audit matter are (i) the significant judgment by management when determining the fair value of the mobile offshore drilling units within drilling equipment and facilities assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to the expected operating dayrates, operating costs, utilization rates, tax rates, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the fair value of the mobile offshore drilling units within drilling equipment and facilities assets; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the assumptions used by management related to the expected operating dayrates, operating costs, utilization rates, tax rates, and discount rate. Evaluating management’s assumptions related to the expected operating dayrates, operating costs, utilization rates, and tax rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the assets; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2022

We have served as the Company’s auditor since 1994.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor	Predecessor
	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$192,636	$343,332
Accounts receivable, net	200,419	147,863
Accounts receivable from affiliates	—	31,214
Taxes receivable	16,063	30,767
Prepaid expenses and other current assets	36,545	50,469
Total current assets	445,663	603,645
Intangible asset	61,849	—
Property and equipment, at cost	1,555,975	4,777,697
Accumulated depreciation	(77,275)	(1,200,628)
Property and equipment, net	1,478,700	3,577,069
Other assets	77,247	84,584
Total assets	$2,063,459	$4,265,298
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$116,030	$83,649
Accrued payroll and related costs	48,346	36,516
Taxes payable	28,735	36,819
Interest payable	9,788	—
Other current liabilities	40,949	49,820
Total current liabilities	243,848	206,804
Long-term debt	216,000	—
Deferred income taxes	13,195	9,292
Other liabilities	94,998	108,039
Liabilities subject to compromise	—	4,154,555
Total liabilities	568,041	4,478,690
Commitments and contingencies (Note 16)
Shareholder equity (deficit)
Predecessor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of December 31, 2020	—	26,125
Successor common stock, $0.10 par value, 261,246 ordinary shares outstanding as of December 31, 2021	26,125	—
Capital in excess of par value	1,393,410	766,714
Retained earnings (accumulated deficit)	70,494	(948,219)
Accumulated other comprehensive income (loss)	5,389	(58,012)
Total shareholder equity (deficit)	1,495,418	(213,392)
Total liabilities and equity	$2,063,459	$4,265,298
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Operating revenues
Contract drilling services	$708,131	$74,051	$909,236	$1,246,058
Reimbursables and other	62,194	3,430	55,036	59,380
	770,325	77,481	964,272	1,305,438
Operating costs and expenses
Contract drilling services	637,004	46,703	566,231	696,265
Reimbursables	55,832	2,737	48,188	49,061
Depreciation and amortization	89,503	20,631	372,560	437,690
General and administrative	35,300	5,729	37,798	34,602
Merger and integration costs	8,289	—	—	—
Gain on sale of operating assets, net	(187,493)	—	—	—
Hurricane losses and (recoveries), net	23,350	—	—	—
Loss on impairment	—	—	3,915,408	615,294
	661,785	75,800	4,940,185	1,832,912
Operating income (loss)	108,540	1,681	(3,975,913)	(527,474)
Other income (expense)
Interest expense, net of amount capitalized	(31,735)	(229)	(164,653)	(279,435)
Gain on extinguishment of debt, net	—	—	17,254	30,616
Interest income and other, net	10,945	400	9,014	6,670
Reorganization items, net	—	195,395	(50,778)	—
Income (loss) from continuing operations before income taxes	87,750	197,247	(4,165,076)	(769,623)
Income tax benefit (provision)	(365)	(3,422)	260,403	38,540
Net income (loss) from continuing operations	87,385	193,825	(3,904,673)	(731,083)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net income (loss)	87,385	193,825	(3,904,673)	(734,904)
Net loss attributable to noncontrolling interests	—	—	—	173,776
Net income (loss) attributable to Noble Finance Company	$87,385	$193,825	$(3,904,673)	$(561,128)
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Net income (loss)	$87,385	$193,825	$(3,904,673)	$(734,904)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(116)	(521)	260
Net pension plan gain (loss) (net of tax provision (benefit) of $1,597, $59, $(537) and $(924) for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, respectively)	5,844	224	(1,407)	(3,744)
Amortization of deferred pension plan amounts (net of tax provision of zero, zero, $583 and $584 for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, respectively)	—	—	2,183	2,197
Net pension plan curtailment and settlement gain (loss) (net of tax provision (benefit) of $(121), zero, $32 and $(8) for the period from February 6 through December 31, 2021, the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, respectively)	(455)	—	122	(30)
Other comprehensive income (loss), net	5,389	108	377	(1,317)
Net comprehensive loss attributable to noncontrolling interests	—	—	—	173,776
Comprehensive income (loss) attributable to Noble Finance Company	$92,774	$193,933	$(3,904,296)	$(562,445)
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net income (loss)	$87,385	$193,825	$(3,904,673)	$(734,904)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	89,503	20,631	372,560	437,690
Loss on impairment	—	—	3,915,408	615,294
Amortization of intangible assets	51,540	—	—	—
Gain on extinguishment of debt, net	—	—	(17,254)	(30,616)
Gain on sale of operating assets, net	(187,493)	—	—	—
Reorganization items, net	—	(203,490)	44,134	—
Deferred income taxes	(34,264)	2,501	(26,325)	(17,825)
Amortization of share-based compensation	16,510	710	9,169	14,689
Other costs, net	1,146	(3,054)	(115,550)	(39,741)
Change in components of working capital
Change in taxes receivable	27,847	(1,789)	29,880	(11,225)
Net changes in other operating assets and liabilities	46,680	(21,808)	20,714	(6,456)
Net cash provided by (used in) operating activities	98,854	(12,474)	328,063	226,906
Cash flows from investing activities
Capital expenditures	(154,411)	(14,629)	(148,886)	(268,783)
Proceeds from disposal of assets	308,883	194	27,366	12,753
Net cash provided by (used in) investing activities	154,472	(14,435)	(121,520)	(256,030)
Cash flows from financing activities
Issuance of second lien notes	—	200,000	—	—
Borrowings on credit facilities	40,000	177,500	210,000	755,000
Repayment of credit facilities	(217,500)	(545,000)	—	(420,000)
Repayments of debt	—	—	(101,132)	(400,000)
Debt issuance costs	—	(10,139)	—	(1,092)
Cash contributed by parent in connection with Pacific Drilling merger	54,970	—	—	—
Purchase of noncontrolling interests	—	—	—	(106,744)
Dividends paid to noncontrolling interests	—	—	—	(25,109)
Distributions to parent company, net	(49,569)	(26,503)	(76,245)	(42,103)
Net cash provided by (used in) financing activities	(172,099)	(204,142)	32,623	(240,048)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,227	(231,051)	239,166	(269,172)
Cash, cash equivalents and restricted cash, beginning of period	113,993	345,044	105,878	375,050
Cash, cash equivalents and restricted cash, end of period	$195,220	$113,993	$345,044	$105,878
See accompanying notes to the consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Shares		Additional Paid-in Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
	Balance	Par Value
Balance at December 31, 2018 (Predecessor)	261,246	$26,125	$647,082	$3,635,930	$(57,072)	$401,403	$4,653,468
Distributions to parent company, net	—	—	—	(42,103)	—	—	(42,103)
Capital contribution by parent - share-based compensation	—	—	14,689	—	—	—	14,689
Purchase of noncontrolling interests	—	—	95,774	—	—	(202,518)	(106,744)
Net loss	—	—	—	(561,128)	—	(173,776)	(734,904)
Dividends paid to noncontrolling interests	—	—	—	—	—	(25,109)	(25,109)
Other comprehensive loss, net	—	—	—	—	(1,317)	—	(1,317)
Balance at December 31, 2019 (Predecessor)	261,246	$26,125	$757,545	$3,032,699	$(58,389)	$—	$3,757,980
Distributions to parent company, net	—	—	—	(76,245)	—	—	(76,245)
Capital contribution by parent - share-based compensation	—	—	9,169	—	—	—	9,169
Net loss	—	—	—	(3,904,673)	—	—	(3,904,673)
Other comprehensive loss, net	—	—	—	—	377	—	377
Balance at December 31, 2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$—	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	—	710
Net income	—	—	—	193,825	—	—	193,825
Other comprehensive income, net	—	—	—	—	108	—	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	—	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(32,678)	(16,891)	—	—	(49,569)
Capital contribution by parent - share-based compensation	—	—	16,096	—	—	—	16,096
Capital contribution by parent - Pacific Drilling merger	—	—	419,967	—	—	—	419,967
Net income	—	—	—	87,385	—	—	87,385
Other comprehensive income, net	—	—	—	—	5,389	—	5,389
Balance at 12/31/2021 (Successor)	261,246	$26,125	$1,393,410	$70,494	$5,389	$—	$1,495,418
See accompanying notes to the consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

Note 1— Organization and Significant Accounting Policies
Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of December 31, 2021, our fleet of 20 drilling rigs consisted of 12 floaters and eight jackups.
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
On July 31, 2020 (the “Petition Date”), our former parent company, Noble Holding Corporation plc (formerly known as Noble Corporation plc), a public limited company incorporated under the laws of England and Wales (“Legacy Noble” or the “Predecessor”), and certain of its subsidiaries, including Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) seeking relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). On September 4, 2020, the Debtors (as defined herein) filed with the Bankruptcy Court the Joint Plan of Reorganization of Noble Corporation plc and its Debtor Affiliates, which was subsequently amended on October 8, 2020 and October 13, 2020 and modified on November 18, 2020 (as amended, modified or supplemented, the “Plan”), and the related disclosure statement. On September 24, 2020, six additional subsidiaries of Legacy Noble (together with Legacy Noble and its subsidiaries that filed on the Petition Date, as the context requires, the “Debtors”) filed voluntary petitions in the Bankruptcy Court. The chapter 11 proceedings were jointly administered under the caption Noble Corporation plc, et al. (Case No. 20-33826) (the “Chapter 11 Cases”). On November 20, 2020, the Bankruptcy Court entered an order confirming the Plan. In connection with the Chapter 11 Cases and the Plan, on and prior to the Effective Date (as defined herein), Legacy Noble and certain of its subsidiaries effectuated certain restructuring transactions pursuant to which Legacy Noble formed Noble as an indirect wholly-owned subsidiary of Legacy Noble and transferred to Noble substantially all of the subsidiaries and other assets of Legacy Noble. On February 5, 2021 (the “Effective Date”), the Plan became effective in accordance with its terms and the Debtors emerged from the Chapter 11 Cases and Noble became the new parent company. In accordance with the Plan, Legacy Noble and its remaining subsidiary will in due course be wound down and dissolved in accordance with applicable law. The Bankruptcy Court closed the Chapter 11 Cases with respect to all Debtors other than Legacy Noble, pending its wind down.
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
Upon emergence, the Company applied fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations (“ASC 852”). The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements and notes after the Effective Date are not comparable to our financial statements and notes on and prior to that date. See “Note 3— Fresh Start Accounting” for additional information.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.
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
Restricted Cash
We classify restricted cash balances in current assets if the restriction is expected to expire or otherwise be resolved within one year and in other assets if the restriction is expected to expire or otherwise be resolved in more than one year. As of December 31, 2021 and 2020, our Noble restricted cash balance consisted of $2.6 million and $21.7 million, respectively. As of December 31, 2021 and 2020, our Finco restricted cash balance consisted of $2.6 million and $1.7 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.” As of December 31, 2021, our restricted cash balance was associated cash collateral on the Company’s purchase cards and a performance guarantee on the Noble Faye Kozack. As of December 31, 2020, our restricted cash balance is to comply with restrictions from a Bankruptcy Court order to settle certain professional fees incurred upon or prior to our emergence from bankruptcy.
Accounts Receivable
We record accounts receivable at the amount we invoice our clients, net of allowance for credit losses. We provide an allowance for uncollectible accounts, as necessary. Our allowance for doubtful accounts as of December 31, 2021 and 2020 was zero and $1.1 million, respectively.
Property and Equipment
Property and equipment is stated at cost, reduced by provisions to recognize economic impairment. Major replacements and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Drilling equipment and facilities are depreciated using the straight-line method over their estimated useful lives as of the date placed in service or date of major refurbishment. Estimated useful lives of our drilling equipment range from three to 30 years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to 40 years. Included in accounts payable were $36.5 million and $35.3 million of capital accruals as of December 31, 2021 and 2020, respectively.
Interest is capitalized on long-term construction project using the weighted average cost of debt outstanding during the period of construction.
Scheduled maintenance of equipment is performed based on the number of hours operated in accordance with our preventative maintenance program. Routine repair and maintenance costs are charged to expense as incurred; however, the costs of the overhauls and asset replacement projects that benefit future periods and which typically occur every three to five years are capitalized when incurred and depreciated over an equivalent period. These overhauls and asset replacement projects are included in “Drilling equipment and facilities” in “Note 6— Property and Equipment.”
We evaluate our property and equipment for impairment whenever there are changes in facts that suggest that the value of the asset is not recoverable. As part of this analysis, we make assumptions and estimates regarding future market conditions. When circumstances indicate that the carrying value of the assets may not be recoverable, management compares the carrying value to the expected undiscounted pre-tax future cash flows for the associated rig for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows are lower than the carrying value, the net capitalized costs are reduced to fair value. An impairment loss is recognized to the extent that an asset's carrying value exceeds its estimated fair value. Fair value is generally estimated using a discounted cash flow model. The expected future cash flows used for impairment assessment and related fair value measurements are typically based on judgmental assessments of, but were not limited to, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, discount rates, capital expenditures, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
drilling unit is no longer marketable and is unlikely to return to service in the near to medium term, and considering all available information at the date of assessment. For more detailed information, see “Note 7— Loss on Impairment.”
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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
Capital Modification Revenue. From time to time, we may receive fees from our customers for capital improvements to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis). Such revenue is allocated to the overall performance obligation and recognized ratably over the initial term of the related drilling contract as these activities are integral to our drilling activities and are not considered to be a stand-alone service provided to the customer within the context of our contracts. We record a contract liability for such fees and recognize them ratably as contract drilling revenue over the initial term of the related drilling contract commencing when the asset is ready for its intended use.
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
Deferred revenues from drilling contracts totaled $27.8 million and $59.9 million at December 31, 2021 and 2020, respectively. Such amounts are included in either “Other current liabilities” or “Other liabilities” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition. Related expenses deferred under drilling contracts totaled $5.7 million at December 31, 2021 as compared to $13.9 million at December 31, 2020 and are included in either “Prepaid expenses and other current assets,” “Other assets” or “Property and equipment, net” in the accompanying Consolidated Balance Sheets, based upon our expected time of recognition.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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
Employment practices liability claims are accrued based on actual claims during the year. Maritime employer’s liability claims are generally estimated using actuarial determinations. General liability claims are estimated by our internal claims department by evaluating the facts and circumstances of each claim (including incurred but not reported claims) and making estimates based upon historical experience with similar claims. At December 31, 2021 and 2020, loss reserves for personal injury and protection claims totaled $14.8 million and $30.9 million, respectively, and such amounts are included in “Other current liabilities” and “Other current liabilities” or “Liabilities subject to compromise,” respectively, in the accompanying Consolidated Balance Sheets.
Earnings per Share
Our unvested share-based payment awards, which contain non-forfeitable rights to dividends, are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method allocates undistributed earnings between common shares and participating securities. The diluted earnings per share calculation under the two-class method also includes the dilutive effect of potential shares issued in connection with stock warrants and options. The dilutive effect of stock warrants and options is determined using the treasury stock method. The diluted earnings per share calculation is adjusted for mandatory exercise, under the treasury stock method, if the condition is met at the balance sheet date. At December 31, 2021, the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was not satisfied.
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
Foreign Currency Translation
Although we are a Cayman Islands company, our functional currency is the US dollar, and we define any non-US dollar denominated currency as “foreign currencies.” In non-US locations where the US Dollar has been designated as the functional currency (based on an evaluation of factors including the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements), local currency transaction gains and losses are included in net income or loss. In non-US locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while statement of operations items are translated at average rates of exchange during the year. The resulting gains or losses arising from the translation of accounts from the functional currency to the US Dollar are included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the three years ended December 31, 2021.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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
Prior to the completion of the Spin-off, Legacy Noble and Paragon Offshore entered into a series of agreements to effect the separation and Spin-off and govern the relationship between the parties after the Spin-off (the “Separation Agreements”), including the Master Separation Agreement and the Tax Sharing Agreement. During the year ended December 31, 2019, we recognized charges of $3.8 million recorded in “Net loss from discontinued operations, net of tax” on our Consolidated Statement of Operations relating to settlement of Mexico customs audits from rigs included in the Spin-off. For additional information related to the Spin-off, refer to “Note 16— Commitments and Contingencies.”
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
Recently Issued Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in order to provide clarity on how to account for acquired revenue contracts with customers in a business combination. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. The Company is planning on early adopting this standard on January 1, 2022 and we do not anticipate this will have a material impact on our financial statements.
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
•Transferred approximately 31.7 million ordinary shares of Noble with a nominal value of $0.00001 per share (“Ordinary Shares”) to holders of Legacy Noble’s then outstanding Senior Notes due 2026 (the “Guaranteed Notes”) in the cancellation of the Guaranteed Notes;
•Transferred approximately 2.1 million Ordinary Shares, approximately 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”) with an exercise price of $19.27 and approximately 8.3 million seven-year warrants

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Reorganization Items, Net
In accordance with ASC 852, any incremental expenses, gains and losses that are realized or incurred as of or subsequent to the Petition Date and before the Effective Date that are a direct result of the Chapter 11 Cases are recorded under “Reorganization items, net.” The following table summarizes the components of reorganization items included in our Consolidated Statements of Operations for the period from January 1, 2021 through February 5, 2021:

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
(1)Payments of $44.2 million and $7.2 million related to professional fees have been presented as cash outflows from operating activities in our Consolidated Statements of Cash Flows for the period from January 1, 2021 through February 5, 2021 for Noble and Finco, respectively.
Liabilities Subject to Compromise
From the Petition Date until the Effective Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on our Consolidated Balance Sheets prior to the Effective Date, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. The Company has considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. The Company evaluated and adjusted the amount and classification of its pre-petition liabilities through the Effective Date.
Note 3— Fresh Start Accounting
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
As described in “Note 1— Organization and Significant Accounting Policies,” Noble and Finco are referred to as Successor, as the context requires, and includes the financial position and results of operations of the reorganized Noble and Finco subsequent to February 5,

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
2021. References to Predecessor relate to the financial position and results of operations of Legacy Noble and Finco prior to, and including, February 5, 2021.
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
Valuation Process
Under the application of fresh start accounting and with the assistance of valuation experts, we conducted an analysis of the Consolidated Balance Sheet to determine if any of the Company’s net assets would require a fair value adjustment as of the Effective Date. The results of our analysis indicated that our principal assets, which include mobile offshore drilling units, certain intangibles and debt issued at emergence would require a fair value adjustment on the Effective Date. The rest of the Company’s net assets were determined to have carrying values that approximated fair value on the Effective Date. Further details regarding the valuation process is described further below.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Property, Plant and Equipment
The valuation of the Company’s mobile offshore drilling units and other related tangible assets was determined by using a combination of (1) the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives and (2) the cost to replace our drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our weighted average cost of capital (“WACC”), which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Consolidated Balance Sheet at Emergence
The adjustments set forth in the following Consolidated Balance Sheet as of February 5, 2021 reflect the consummation of the transactions contemplated by the Plan and carried out by the Company (“Reorganization Adjustments”) and the fair value adjustments as a result of the application of fresh start accounting (“Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine fair values and significant assumptions or inputs.

The following table reflects the reorganization and application of ASC 852 on our consolidated balance sheet as of February 5, 2021:

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets
Cash and cash equivalents	$317,962	$(205,994)	(a)	$—		$111,968
Accounts receivable, net	189,207	—		—		189,207
Taxes receivable	32,556	—		—		32,556
Prepaid expenses and other current assets	63,056	(20,302)	(b)	(10,073)	(m)	32,681
Total current assets	602,781	(226,296)		(10,073)		366,412
Intangible assets	—	—		113,389	(n)	113,389
Property and equipment, at cost	4,787,661	—		(3,631,936)	(o)	1,155,725
Accumulated depreciation	(1,221,033)	—		1,221,033	(o)	—
Property and equipment, net	3,566,628	—		(2,410,903)		1,155,725
Other assets	69,940	10,983	(c)	(10,503)	(m)	70,420
Total assets	$4,239,349	$(215,313)		$(2,318,090)		$1,705,946
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$89,215	$(7,266)	(d)	$—		$81,949
Accrued payroll and related costs	35,615	—		—		35,615
Taxes payable	34,211	—		—		34,211
Other current liabilities	64,943	21,305	(e)	(52,613)	(m)	33,635
Total current liabilities	223,984	14,039		(52,613)		185,410
Long-term debt	—	352,054	(f)	41,446	(p)	393,500
Deferred income taxes	9,303	(17,328)	(g)	29,550	(q)	21,525
Other liabilities	108,489	4,659	(h)	(26,405)	(m)	86,743
Liabilities subject to compromise	4,143,812	(4,143,812)	(i)	—		—
Total liabilities	4,485,588	(3,790,388)		(8,022)		687,178
Shareholders’ equity (deficit)
Common stock (Predecessor)	2,511	(2,511)	(j)	—		—
Common stock (Successor)	—	1	(k)	—		1
Additional paid-in capital (Predecessor)	815,505	(815,505)	(j)	—		—
Additional paid-in capital (Successor)	—	1,018,767	(k)	—		1,018,767
Accumulated deficit	(1,006,351)	3,374,323	(l)	(2,367,972)	(r)	—
Accumulated other comprehensive loss	(57,904)	—		57,904	(s)	—
Total shareholders’ equity (deficit)	(246,239)	3,575,075		(2,310,068)		1,018,768
Total liabilities and equity	$4,239,349	$(215,313)		$(2,318,090)		$1,705,946

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
Note 4— Acquisitions and Divestitures
Proposed Business Combination with Maersk Drilling
On November 10, 2021, Noble entered into a Business Combination Agreement (the “Business Combination Agreement”) with Noble Finco Limited, a private limited company formed under the laws of England and Wales and an indirect, wholly owned subsidiary of Noble (“Topco”), Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Topco (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), pursuant to which, among other things, (i) (x) Noble will merge with and into Merger Sub (the “Maersk Drilling Merger”), with Merger Sub surviving the Maersk Drilling Merger as a wholly owned subsidiary of Topco, and (y) the Ordinary Shares will convert into an equivalent number of class A ordinary shares, par value $0.00001 per share, of Topco (the “Topco Shares”), and (ii) (x) Topco will make a voluntary tender exchange offer to Maersk Drilling’s shareholders as described below (the “Offer” and, together with the Maersk Drilling Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and (y) upon the consummation of the Offer, if more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), are acquired by Topco, Topco will redeem any Maersk Drilling Shares not exchanged in the Offer by Topco for Topco Shares or cash, at the election of the holder (cash for holders that do not make an election), under Danish law by way of a compulsory purchase. The board of directors of Noble (the “Board”) and the board of directors of Maersk Drilling have unanimously approved and adopted the Business Combination Agreement. The Business Combination is subject to Noble shareholder approval, acceptance of the Offer by holders of at least 80% of Maersk Drilling Shares, merger clearance and other regulatory approvals, listing on the NYSE and Nasdaq Copenhagen and other customary conditions.
Following the closing of the Business Combination, assuming all of the Maersk Drilling Shares are acquired by Topco through the Offer and no cash is paid by Topco in the Offer, Topco will own all of Noble’s and Maersk Drilling’s respective businesses and the former shareholders of Noble and former shareholders of Maersk Drilling will each own approximately 50% of the outstanding Topco Shares (or 50.8% and 49.2%, respectively, if Topco pays $50.0 million in the Offer). Topco will be renamed Noble Corporation Plc, will be a public limited company domiciled (tax resident) in the United Kingdom and will be headquartered in Houston, Texas. Topco is expected to have certain management functions relating to the holding of shares, financing, cash management, incentive compensation and other relevant holding company functions. In addition, the board of directors of the combined company (the “Topco Board”) will be comprised of seven individuals, including three individuals designated by Noble, three individuals designated by Maersk Drilling, and Robert W. Eifler, who will serve as the President and Chief Executive Officer of the combined company. Charles M. (Chuck) Sledge, the current Chairman of the Board, will become chairman of the Topco Board, and Claus V. Hemmingsen, the current Chairman of Maersk Drilling’s board of directors, will be one of the three directors designated by Maersk Drilling.
Topco will apply to have Topco Shares listed on the New York Stock Exchange and on Nasdaq Copenhagen A/S.
At the effective time of the Maersk Drilling Merger (the “Maersk Drilling Merger Effective Time”), subject to the terms and conditions set forth in the Business Combination Agreement, (i) each Ordinary Share of Noble issued and outstanding immediately prior to the Maersk Drilling Merger Effective Time will be converted into one newly and validly issued, fully paid and non-assessable Topco Share, (ii) each Penny Warrant outstanding immediately prior to the Maersk Drilling Merger Effective Time will cease to represent the right to acquire Ordinary

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Shares and will be automatically cancelled, converted into and exchanged for a number of Topco Shares equal to the number of Ordinary Shares underlying such Penny Warrant, rounded to the nearest whole share, and (iii) each Emergence Warrant (as defined herein) outstanding immediately prior to the Maersk Drilling Merger Effective Time will be converted automatically into a warrant to acquire a number of Topco Shares equal to the number of Ordinary Shares underlying such Emergence Warrant, with the same terms as were in effect immediately prior to the Maersk Drilling Merger Effective Time under the terms of the applicable warrant agreement. In addition, each award of restricted share units representing the right to receive Ordinary Shares, or value based on the value of Ordinary Shares (each, a “Noble RSU Award”) that is outstanding immediately prior to the Maersk Drilling Merger Effective Time will cease to represent a right to acquire Ordinary Shares (or value equivalent to Ordinary Shares) and will be converted into the right to acquire, on the same terms and conditions as were applicable under the Noble RSU Award (including any vesting conditions), that number of Topco Shares equal to the number of Ordinary Shares subject to such Noble RSU Award immediately prior to the Maersk Drilling Merger Effective Time.
Subject to the terms and conditions set forth in the Business Combination Agreement, following the approval of certain regulatory filings with the Danish Financial Supervisory Authority, Topco has agreed to commence the Offer to acquire up to 100% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling, not including any treasury shares held by Maersk Drilling. The Offer is conditioned upon, among other things, holders of at least 80% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling tendering their shares in the Offer (which percentage may be lowered by Topco in its sole discretion to not less than 70%) (the “Minimum Acceptance Condition”). In the Offer, Maersk Drilling shareholders may exchange each Maersk Drilling Share for 1.6137 newly and validly issued, fully paid and non-assessable Topco Shares (the “Exchange Ratio”), and will have the ability to elect cash consideration for up to $1,000 of their Maersk Drilling Shares (payable in DKK), subject to an aggregate cash consideration cap of $50 million. Each of Maersk Drilling and Topco will take steps to procure that each Maersk Drilling restricted stock unit award (a “Maersk Drilling RSU Award”) that is outstanding immediately prior to the acceptance time of the Offer (the “Acceptance Time”) is converted, at the Acceptance Time, into the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Topco Shares equal to the product of (1) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (2) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to the nearest whole share. Upon conversion such Maersk Drilling RSU Awards will cease to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
The Business Combination Agreement contains customary warranties and covenants by Noble, Topco, Merger Sub and Maersk Drilling. The Business Combination Agreement also contains customary pre-closing covenants.
Topco’s obligation to accept for payment or, subject to any applicable rules and regulations of Denmark, pay for any Maersk Drilling Shares that are validly tendered in the Offer and not validly withdrawn prior to the expiration of the Offer is subject to certain customary conditions, including, among others, that the Minimum Acceptance Condition shall have been satisfied. Maersk Drilling may require that Topco does not accept for payment or, subject to any applicable rules and regulations of Denmark, pay for the Maersk Drilling Shares that are validly tendered in the Offer and not validly withdrawn prior to the expiration of the Offer if certain customary conditions are not met. Subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement, the Business Combination is expected to close in mid-2022.
The Business Combination Agreement contains certain termination rights for both Noble and Maersk Drilling.
Pacific Drilling Merger
On April 15, 2021, Noble purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Pacific Drilling Merger”). Pursuant to the terms and conditions set forth in an Agreement and Plan of Merger dated March 25, 2021, (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants at closing. The results of Pacific Drilling’s operations are included in the Company’s results of operations effective April 15, 2021. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million. In connection with this acquisition, the Company incurred $15.9 million of acquisition related costs during the period from February 6 through December 31, 2021.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing date of the Pacific Drilling Merger.
Determining the fair values of the assets and liabilities of Pacific Drilling and the consideration paid requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Pacific Drilling’s mobile offshore drilling units and other related tangible assets and the fair value of the Ordinary Shares issued by Noble. The valuation of the Pacific Drilling’s mobile offshore drilling units was determined by using a combination of (1) the discounted cash flows expected to be generated from the drilling assets over their remaining useful lives and (2) the cost to replace the drilling assets, as adjusted by the current market for similar offshore drilling assets. Assumptions used in our assessment included, but were not limited to, future marketability of each unit in light of the current market conditions and its current technical specifications, timing of future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rate, capital expenditures, market values, weighting of market values, reactivation costs, estimated economic useful lives and, in certain cases, our belief that a drilling unit is no longer marketable and is unlikely to return to service in the near to medium term. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling assets over their remaining useful lives. The cash flows were discounted at our WACC, which was derived from a blend of our after-tax cost of debt and our cost of equity, and computed using public share price information for similar offshore drilling market participants, certain US Treasury rates, and certain risk premiums specific to the Company. The inputs and assumptions related to these assets are categorized as Level 3 in the fair value hierarchy.
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
The Pacific Drilling Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $62.3 million and is shown as a gain on bargain purchase on Noble’s consolidated statement of operations. Management reviewed the Pacific Drilling assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. An adjustment of $2.2 million to the valuation allowance on the deferred tax assets acquired in the Pacific Drilling Merger was recorded in the three months ended December 31, 2021. Upon completion of our assessment, the Company concluded that recording a gain on bargain purchase was appropriate and required under US GAAP. The bargain purchase was a result of a combination of factors, including a prolonged downturn in the drilling industry which led to challenging fundamentals for many competitors in the offshore drilling sector. The Company believes the seller was motivated to complete the transaction as the emerging market dynamics do not appear to be favorable to smaller rig fleets which operate across multiple regions.

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

Consideration:
Pacific Drilling membership interests outstanding	2,500
Exchange Ratio	6.366	15,915
Pacific Drilling warrants outstanding	441
Exchange Ratio	1.553	685
Noble Ordinary Shares issued		16,600
Fair value of Noble Ordinary Shares on April 15, 2021		$21.55
Total consideration		$357,662

Assets acquired:
Cash and cash equivalents		$54,970
Accounts receivable		17,457
Taxes receivable		1,585
Prepaid expenses and other current assets		14,081
Total current assets		88,093
Property and equipment, net		346,167
Assets held for sale		30,063
Other assets		457
Total assets acquired		464,780
Liabilities assumed:
Accounts payable		18,603
Other current liabilities		2,900
Accrued payroll and related costs		16,128
Taxes payable		1,951
Total current liabilities		39,582
Deferred income taxes		798
Other liabilities		4,433
Total liabilities assumed		44,813
Net assets acquired		$419,967
Gain on bargain purchase		62,305
Purchase price consideration		$357,662

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

Successor
Period From
February 6, 2021
through
December 31, 2021
Revenue	$94,506
Net loss	$(46,646)
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

Successor
Period From
February 6, 2021
through
December 31, 2021
Revenue	$792,999
Net income	$69,966
Net income per share
Basic	$1.05
Diluted	$0.98
The pro forma results include, among others, (i) a reduction in Pacific Drilling’s historically reported depreciation expense for adjustments to property and equipment and (ii) an adjustment to reflect the gain on bargain purchase as if the Pacific Drilling Merger had occurred on February 6, 2021.
Sale of Rigs in Saudi Arabia
On August 25, 2021, Finco and certain subsidiaries of the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to sell the jackup rigs operated by the Company in Saudi Arabia to ADES International Holding Limited (“ADES”) for a purchase price of $292.4 million in cash. Pursuant to the terms of the Purchase and Sale Agreement, the jackups, Noble Roger Lewis, Noble Scott Marks, Noble Joe Knight, and Noble Johnny Whitstine, together with certain related assets, were sold to ADES. The closing of the sale occurred in November 2021, and the Company recognized a gain of $185.9 million, net of transaction costs, in the fourth quarter of 2021 associated with the disposal of these assets.
The Purchase and Sale Agreement also included certain covenants that the Company has agreed to not carry on or be engaged in the operation of jackup drilling rigs in the territorial waters of the Kingdom of Saudi Arabia in the Arabian Gulf for a term after the closing date of (i) one year for purposes of drilling gas wells and (ii) two years for the purposes of drilling oil wells.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 5— Earnings Per Share
The following table presents the computation of basic and diluted earnings per share:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Numerator:
Basic
Net income (loss) from continuing operations	$101,982	$250,228	$(3,978,459)	$(696,769)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net income (loss) attributable to Noble Corporation	$101,982	$250,228	$(3,978,459)	$(700,590)
Diluted
Net income (loss) from continuing operations	$101,982	$250,228	$(3,978,459)	$(696,769)
Net loss from discontinued operations, net of tax	—	—	—	(3,821)
Net income (loss) attributable to Noble Corporation	$101,982	$250,228	$(3,978,459)	$(700,590)
Denominator:
Weighted average shares outstanding — basic	63,186	251,115	250,792	248,949
Dilutive effect of share-based awards	3,180	5,456	—	—
Dilutive effect of warrants	1,262	—	—	—
Weighted average shares outstanding — diluted	67,628	256,571	250,792	248,949
Income (loss) per share
Basic:
Income (loss) from continuing operations	$1.61	$1.00	$(15.86)	$(2.79)
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) attributable to Noble Corporation	$1.61	$1.00	$(15.86)	$(2.81)
Diluted:
Income (loss) from continuing operations	$1.51	$0.98	$(15.86)	$(2.79)
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss) attributable to Noble Corporation	$1.51	$0.98	$(15.86)	$(2.81)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Share-based awards	—	556	6,082	11,892
Warrants (1)	11,097	—	—	—
(1) Represents the total number of warrants outstanding which did not have a dilutive effect.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 6— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,
	2021	2020
Drilling equipment and facilities	$1,467,772	$4,476,960
Construction in progress	77,363	99,812
Other	10,840	200,925
Property and equipment, at cost	$1,555,975	$4,777,697
Capital expenditures, including capitalized interest, during the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021 totaled $159.9 million and $10.3 million, respectively. During the years ended 2020 and 2019, capital expenditures, including capitalized interest, totaled $148.2 million and $306.4 million, respectively. During the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021, capitalized interest was $2.0 million and zero, respectively. During the years ended 2020 and 2019, capitalized interest was zero and $9.6 million, respectively.
During the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021, we recognized no impairment charges to our long-lived assets. During the years ended 2020 and 2019, we recognized a non-cash loss on impairment of $3.9 billion and $615.3 million, respectively, related to our long-lived assets. See “Note 7— Loss on Impairment” for additional information.
In preparation for Hurricane Ida in the US Gulf of Mexico, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for minor injuries and released from medical care. The Company has given force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses and related claims, which could adversely affect our business. Timing differences are likely to exist between the damage costs, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. The Company assessed the damage sustained on the Noble Globetrotter II, which resulted in $5.4 million of assets written off during the period from February 6 through December 31, 2021. We have received $7.5 million of insurance proceeds during the period from February 6 through December 31, 2021. The majority of the remaining charges are costs related to the equipment recovery efforts, inspection and repairs of the Noble Globetrotter II and are presented in “Hurricane losses and (recoveries), net” on the Consolidated Statement of Operations.
For the year ended December 31, 2020, we sold six rigs, which had a net book value of $17.1 million for total proceeds of $26.7 million, resulting in a gain of $8.9 million.
Note 7— Loss on Impairment
Asset Impairments
Consistent with our accounting policies discussed in “Note 1— Organization and Significant Accounting Policies,” we evaluate our property and equipment for impairment whenever there are changes in facts which suggest that the value of the asset is not recoverable. For the period from January 1, 2021 through February 5, 2021 and the period from February 6, 2021 through December 31, 2021, we did not identify any impairment triggers for our property and equipment.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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
Note 8— Debt
Post-emergence Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into the Revolving Credit Agreement providing for the $675.0 million Revolving Credit Facility and cancelled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of December 31, 2021, we had no loans outstanding and $8.8 million of letters of credit issued under the Revolving Credit Facility and an additional $6.3 million in letters of credit and surety bonds issued under bilateral arrangements.
All obligations of the Borrowers under the Revolving Credit Agreement, certain cash management obligations and certain swap obligations are unconditionally guaranteed, on a joint and several basis, by Finco and certain of its direct and indirect subsidiaries (collectively with the Borrowers, the “Credit Parties”), including a guarantee by each Borrower of the obligations of each other Borrower under the Revolving Credit Agreement. All such obligations, including the guarantees of the Revolving Credit Facility, are secured by senior priority liens on substantially all assets of, and the equity interests in, each Credit Party, subject to certain exceptions and limitations described in the Revolving Credit Agreement. Neither Pacific Drilling Company LLC nor any of its current subsidiaries is a subsidiary guarantor of the Revolving Credit Facility, and none of their assets secure the Revolving Credit Facility. In addition, none of the Maersk Drilling assets will secure the Revolving Credit Facility upon the closing of the Business Combination.
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
The Revolving Credit Agreement obligates Finco and its restricted subsidiaries to comply with the following financial maintenance covenants:
•as of December 31, 2021, Adjusted EBITDA (as defined in the Revolving Credit Agreement) is not permitted to be lower than $25.0 million for the four fiscal quarter periods ending on December 31, 2021;
•as of the last day of each fiscal quarter ending on or after March 31, 2022, the ratio of Adjusted EBITDA to Cash Interest Expense (as defined in the Revolving Credit Agreement) is not permitted to be less than (i) 2.00 to 1.00 for each four fiscal quarter period ending on or after March 31, 2022 until June 30, 2024, and (ii) 2.25 to 1.00 for each four fiscal quarter period ending thereafter; and
•for each fiscal quarter ending on or after June 30, 2021, the ratio of (i) Asset Coverage Aggregate Rig Value (as defined in the Revolving Credit Agreement) to (ii) the aggregate principal amount of loans and letters of credit outstanding under the Revolving Credit Facility (the “Asset Coverage Ratio”) as of the last day of any such fiscal quarter is not permitted to be less than 2.00 to 1.00.
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
An aggregate principal amount of $216.0 million of Second Lien Notes was issued in the Rights Offering, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind. The Second Lien Notes mature on February 15, 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility. Neither Pacific Drilling Company LLC nor any of its current subsidiaries is a subsidiary guarantor of the Second Lien Notes, and none of their assets secure the Second Lien Notes. In addition, none of the Maersk Drilling assets will secure the Second Lien Notes upon the closing of the Business Combination.
The Second Lien Notes and such guarantees are secured by senior priority liens on the assets subject to liens securing the Revolving Credit Facility, including the equity interests in Finco and each guarantor of the Second Lien Notes, all of the rigs owned by the Company as of the Effective Date or acquired thereafter, certain assets related thereto, and substantially all other assets of Finco and such guarantors, in each case, subject to certain exceptions and limitations. Such collateral does not include any assets of, or equity interests in, Pacific Drilling or any of its current subsidiaries.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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
2015 Credit Facility
Effective January 2018, in connection with entering into the 2017 Credit Facility, we amended our $300.0 million senior unsecured credit facility that would have matured in January 2020 and was guaranteed by our indirect, wholly-owned subsidiaries, Noble Holding (US) LLC and Noble Holding International Limited (“NHIL”), a finance subsidiary of Finco, (as amended, the “2015 Credit Facility”). As a result of the 2015 Credit Facility's reduction in the aggregate principal amount of commitments, we recognized a net loss of approximately $2.3 million in the year ended December 31, 2018. On December 20, 2019, we repaid $300.0 million of outstanding borrowings and terminated the 2015 Credit Facility.
Seller Loans
In February 2019, we purchased the Noble Joe Knight for $83.8 million with a $53.6 million seller-financed secured loan (the “2019 Seller Loan”). The 2019 Seller Loan had a term of four years and required a 5% principal payment at the end of the third year with the remaining 95% of the principal due at the end of the term. The 2019 Seller Loan bore a cash interest rate of 4.25% and the equivalent of a 1.25% interest rate paid-in-kind over the four-year term of the 2019 Seller Loan. Based on the terms of the 2019 Seller Loan, the 1.25% paid-

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
in-kind interest rate was accelerated into the first year, resulting in an overall first year interest rate of 8.91%, of which only 4.25% was payable in cash. Thereafter, the paid-in-kind interest ended and the cash interest rate of 4.25% was payable for the remainder of the term.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	Successor		Predecessor
	December 31, 2021		December 31, 2020 (1)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes
11.000% Senior Notes due February 2028	$216,000	$236,792	$—	$—
Senior unsecured notes
4.900% Senior Notes due August 2020	$—	$—	$62,535	$1,366
4.625% Senior Notes due March 2021	—	—	79,936	1,596
3.950% Senior Notes due March 2022	—	—	21,213	354
7.750% Senior Notes due January 2024	—	—	397,025	7,925
7.950% Senior Notes due April 2025	—	—	450,000	8,348
7.875% Senior Notes due February 2026	—	—	750,000	301,935
6.200% Senior Notes due August 2040	—	—	393,596	7,966
6.050% Senior Notes due March 2041	—	—	395,002	7,327
5.250% Senior Notes due March 2042	—	—	483,619	9,701
8.950% Senior Notes due April 2045	—	—	400,000	7,420
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	—	—	—	—
2017 Credit Facility due to mature January 2023	—	—	545,000	545,000
Total debt	216,000	236,792	3,977,926	898,938
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$216,000	$236,792	$—	$—
(1) Includes write-off of applicable deferred financing cost and discounts of $45.5 million. See “Note 2— Chapter 11 Emergence” for additional information.
As discussed in “Note 1— Organization and Basis of Presentation,” from the Petition Date until the Effective Date, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Accordingly, all of our long-term debt obligations were presented as “Liabilities subject to compromise” on our Consolidated Balance Sheet at December 31, 2020.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 9— Equity
Share Capital
As of December 31, 2021, Noble had approximately 60.2 million shares outstanding and trading. As of December 31, 2020, Legacy Noble had approximately 251.1 million shares outstanding and trading. At Legacy Noble’s 2020 Annual General Meeting, Legacy Noble’s shareholders authorized its Board of Directors to increase share capital through the issuance of up to approximately 8.7 million ordinary shares (at then current nominal value of $0.01 per share). That authority to allot shares has expired on the Effective Date. Other than shares issued to Legacy Noble’s directors under the Noble Corporation 2017 Director Omnibus Plan, the authority was not used to allot shares during the period from January 1, 2021 through February 5, 2021 or the period from February 6, 2021 through December 31, 2021. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the Board may determine from time to time.
The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our current Board of Directors.
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
Warrants
At December 31, 2021, we had outstanding 8.3 million Tranche 1 Warrants, 8.3 million Tranche 2 Warrants and 2.8 million Tranche 3 Warrants. The Tranche 1 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the applicable warrant agreement has occurred and is continuing, Noble or the holders of Tranche 1 Warrants or Tranche 2 Warrants representing at least 20% of such tranche (the “Required Mandatory Exercise Warrantholders”) have the right and option (but not the obligation) to cause all or a portion of the warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable warrant agreement) with respect to the number of Ordinary Shares withheld upon exercise of such warrant on a cashless basis. At December 31, 2021, the Mandatory Exercise Condition set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was not satisfied.
Successor Share-Based Compensation Plans
Stock Plans
On February 18, 2021, the Company adopted the long-term incentive plan (the “Noble Incentive Plan”), which permits grants of options, stock appreciation rights, stock or stock unit awards or cash awards, any of which may be structured as a performance award, from time to time to employees and non-employee directors who are to be granted awards under the Noble Incentive Plan and authorized and reserved 7.7 million Ordinary Shares for equity incentive awards to be granted under such plan. At December 31, 2021, we had 7.7 million shares remaining available for grants to employees and non-employee directors.
Restricted Stock Units (“RSUs”)
We have awarded both Time Vested RSUs (“TVRSUs”) and Performance Vested RSUs (“PVRSUs”) under the Noble Incentive Plan. The TVRSUs generally vest over a three-year period. The number of PVRSUs which vest will depend on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria consist of market and performance based criteria.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The TVRSUs are valued on the date of award at our underlying share price. The total compensation for units that ultimately vest is recognized over the service period. The shares and related nominal value are recorded when the RSU vests and additional paid-in capital is adjusted as the share-based compensation cost is recognized for financial reporting purposes.
In 2021, 40 percent of the TVRSUs granted to non-employee directors will be settled in cash and accounted for as liability awards, which were valued on the date of grant based on the estimated fair value of the Company’s share price. Under the fair value method for liability-classified awards, compensation expense is remeasured each reporting period at fair value based upon the closing price of the Company’s Ordinary Shares.
The market-based PVRSUs are valued on the date of grant based on the estimated fair value. Estimated fair value is determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance will achieve the targeted thresholds and the expected forfeiture rate. The fair value is calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSUs include historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows for the respective grant dates:

	February 19, 2021	October 1, 2021	December 1, 2021
Valuation assumptions:
Expected volatility	50.0%	92.2%	95.1%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.19%	0.33%	0.58%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.
A summary of the RSUs awarded for the period from February 6, 2021 through December 31, 2021 is as follows:

2021
Equity-classified TVRSU
Units awarded	1,735,843
Weighted-average share price at award date	$16.68
Weighted-average vesting period (years)	2.94
Liability-classified TVRSU
Units awarded	52,364
Weighted-average share price at award date	$16.76
Weighted-average vesting period (years)	2.81
PVRSU
Units awarded	1,457,842
Weighted-average share price at award date	$16.74
Three-year performance period ended December 31	2023
Weighted-average award date fair value	$20.82
During the period from February 6, 2021 through December 31, 2021, we awarded 78,546 shares equity-classified TVRSUs and 52,364 shares liability-classified TVRSUs to our non-employee directors.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the status of non-vested RSUs at December 31, 2021 and changes for the period from February 6, 2021 through December 31, 2021 is presented below:

	Equity-Classified TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at February 5, 2021 (Successor)	—	$—	—	$—
Awarded	1,735,843	16.68	1,457,842	20.82
Vested	—	—	—	—
Forfeited	(66,081)	16.44	—	—
Non-vested RSUs at December 31, 2021 (Successor)	1,669,762	$16.69	1,457,842	$20.82
(1)For awards granted during 2021, the number of PVRSUs shown equals the shares that would vest if the “target” level of performance is achieved. The minimum number of units is zero and the “maximum” level of performance is 200 percent of the amounts shown.
During the period from February 6, 2021 through December 31, 2021, we granted 52,364 liability-classified TVRSUs at a weighted-average grant date fair value of $16.76, no units were vested during the period and no units were forfeited during the period. At December 31, 2021, we had 52,364 liability-classified TVRSUs outstanding with an associated total liability of $414.4 thousand.
At December 31, 2021, there was $20.1 million of total unrecognized compensation cost related to the equity-classified TVRSUs, to be recognized over a remaining weighted-average period of 2.09 years. At December 31, 2021, there was $0.9 million of total unrecognized compensation cost related to the liability-classified TVRSUs, to be recognized over a remaining weighted-average period of 1.97 years.
At December 31, 2021, there was $22.1 million of total unrecognized compensation cost related to the PVRSUs, to be recognized over a remaining weighted-average period of 2.00 years. The total potential compensation for PVRSUs is recognized over the service period regardless of whether the performance thresholds are ultimately achieved.
Share-based amortization recognized during for the period from February 6, 2021 through December 31, 2021 related to all restricted stock totaled $16.5 million ($16.4 million net of income tax). During the period from February 6, 2021 through December 31, 2021, there was no capitalized share-based amortization.
Predecessor Share-Based Compensation Plans
All outstanding shares and equity awards of Legacy Noble were cancelled as a result of the Chapter 11 Cases.
Stock Plans
During 2015, Legacy Noble shareholders approved a new equity plan, the Noble Corporation plc 2015 Omnibus Incentive Plan (the “Legacy Noble Incentive Plan”), which permitted grants of options, stock appreciation rights, stock or stock unit awards or cash awards, any of which could be structured as a performance award, from time to time to employees who were to be granted awards under the Legacy Noble Incentive Plan. Neither consultants nor non-employee directors were eligible for awards under the Legacy Noble Incentive Plan. The Legacy Noble Incentive Plan replaced the Noble Corporation 1991 Stock Options and Restricted Stock Plan, as amended (the “1991 Plan”). The 1991 Plan was terminated, and equity awards were thereafter only made under the Legacy Noble Incentive Plan. Stock option awards previously granted under the 1991 Plan remained outstanding in accordance with their terms until being cancelled as a result of the Chapter 11 Cases.
During 2020 and 2019, the Legacy Noble Incentive Plan was restated and Legacy Noble shareholders approved amendments, primarily to increase the number of Legacy Noble ordinary shares available for issuance as long-term incentive compensation under the Legacy Noble Incentive Plan by 8.7 million, 5.8 million and 5.0 million shares, respectively. The maximum aggregate number of Legacy Noble ordinary shares that could be granted for any and all awards under the Legacy Noble Incentive Plan could not exceed 40.0 million shares.
During 2017, upon Legacy Noble shareholder approval, the Noble Corporation 2017 Director Omnibus Plan (the “Legacy Noble Director Plan”) replaced the previous plans that were terminated. Legacy equity awards to our non-employee directors were thereafter only made under the Legacy Noble Director Plan. No awards made under previous plans remained outstanding.
During 2019, Legacy Noble shareholders approved amendments to increase the number of Legacy Noble ordinary shares available for issuance under the Legacy Noble Director Plan by 0.9 million shares, bringing the maximum aggregate number of Legacy Noble ordinary shares that could be granted for any and all awards under the Legacy Noble Director Plan to 1.8 million shares.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Stock Options
Options had a term of 10 years, an exercise price equal to the fair market value of a share on the date of grant and generally would vest over a three-year period. A summary of the status of stock options granted under the 1991 Plan and the changes during the period ended on February 5, 2021, December 31, 2020 and December 31, 2019 are presented below:

	February 5, 2021		December 31, 2020		December 31, 2019
	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
Outstanding at beginning of period	556,155	$30.39	708,400	$30.90	1,103,242	$28.74
Expired or cancelled	(556,155)	30.39	(152,245)	32.78	(394,842)	24.85
Outstanding at end of period	—	—	556,155	30.39	708,400	30.90
Exercisable at end of period	—	$—	556,155	$30.39	708,400	$30.90
All outstanding options were cancelled as a result of the Chapter 11 Cases and there were no stock options outstanding at December 31, 2021.
The fair value of each option was estimated on the date of grant using a Black-Scholes pricing model. The expected term of options granted represented the period of time that the options were expected to be outstanding and was derived from historical exercise behavior, then current trends and values derived from lattice-based models. Expected volatilities were based on implied volatilities of traded options on our shares, historical volatility of our shares, and other factors. The expected dividend yield was based on historical yields on the date of grant. The risk-free rate was based on the US Treasury yield curve in effect at the time of grant.
There were no non-vested stock option balances at December 31, 2021 or any changes during the period from January 1, 2021 through February 5, 2021. No new stock options were granted during the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019. There was no compensation cost recognized during the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019 related to stock options.
Restricted Stock Units
We awarded both TVRSUs and PVRSUs under the Legacy Noble Incentive Plan. The TVRSUs generally vested over a three-year period. The number of PVRSUs which would vest depended on the degree of achievement of specified corporate performance criteria over a three-year performance period. Depending on the date the PVRSU was awarded, these criteria consisted of market based criteria or market and performance based criteria.
The TVRSUs were valued on the date of award at our underlying share price. The total compensation for units that ultimately vested was recognized over the service period. The shares and related nominal value were recorded when the RSUs vested and additional paid-in capital was adjusted as the share-based compensation cost was recognized for financial reporting purposes.
The market-based PVRSUs were valued on the date of grant based on the estimated fair value. Estimated fair value was determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance would achieve the targeted thresholds and the expected forfeiture rate. The fair value was calculated using a Monte Carlo Simulation Model. The assumptions used to value the PVRSUs included historical volatility and risk-free interest rates over a time period commensurate with the remaining term prior to vesting, as follows:

	2020	2019
Valuation assumptions:
Expected volatility	69.8%	59.6%
Expected dividend yield	—%	—%
Risk-free interest rate	1.40%	2.50%
Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A summary of the RSUs awarded for each of the years ended 2020 and 2019 is as follows:

	2020	2019
TVRSU
Units awarded	5,559,678	4,639,119
Weighted-average share price at award date	$0.82	$3.02
Weighted-average vesting period (years)	3.0	3.0
PVRSU
Units awarded	2,696,774	1,623,399
Weighted-average share price at award date	$0.91	$3.13
Three-year performance period ended December 31	2022	2021
Weighted-average award date fair value	$1.14	$3.61
There were no RSUs granted during the period from January 1, 2021 through February 5, 2021.
During the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, we awarded zero, 280,635 and 267,204 shares, respectively, to our non-employee directors.
A summary of the status of non-vested RSUs at February 5, 2021 and changes during the period from January 1 through February 5, 2021 is presented below:

	TVRSUs Outstanding	Weighted Average Award-Date Fair Value	PVRSUs Outstanding (1)	Weighted Average Award-Date Fair Value
Non-vested RSUs at January 1, 2021 (Predecessor)	2,362,500	$3.43	3,163,113	$3.22
Awarded	—	—	—	—
Vested	(61,050)	5.46	—	—
Forfeited or cancelled	(2,301,450)	3.37	(3,163,113)	3.22
Non-vested RSUs at February 5, 2021 (Predecessor)	—	$—	—	$—
(1)For awards granted prior to 2019, the number of PVRSUs shown equals the shares that would vest if the “maximum” level of performance was achieved. The minimum number of shares was zero and the “target” level of performance was 50 percent of the amounts shown. For awards granted during 2020 and 2019, the number of PVRSUs shown equals the shares that would vest if the “target” level of performance was achieved. The minimum number of shares was zero and the “maximum” level of performance was 200 percent of the amounts shown.
The total award-date fair value of TVRSUs vested during the period from January 1 through February 5, 2021 was $0.3 million.
Share-based amortization recognized during the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019 related to all restricted stock totaled $0.7 million ($0.7 million net of income tax), $9.2 million ($8.6 million net of income tax) and $14.7 million ($14.1 million net of income tax), respectively. During the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, capitalized share-based amortization was zero.
Liability-Classified Cash Incentive Awards
In 2020, the Company granted cash incentive awards that would vest over a three-year period and the final cash payment depended on the degree of achievement of specified corporate performance criteria over a three-year performance period. These criteria consisted of market based criteria or market and performance based criteria. These awards were valued on the date of grant based on the estimated fair value. Estimated fair value was determined based on numerous assumptions, including an estimate of the likelihood that our stock price performance would achieve the targeted thresholds and the expected forfeiture rate. The fair value was calculated using a Monte Carlo Simulation Model. The assumptions used to value the awards included historical volatility of 69.8% and a risk-free interest rate of 1.4% over a time period commensurate with the remaining term prior to vesting. Additionally, similar assumptions were made for each of the companies included in the defined index and the peer group of companies in order to simulate the future outcome using the Monte Carlo Simulation Model. During 2020, the remaining balance of the vested awards were cancelled and replaced as part of the 2020 Other Cash Award Plan.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 10— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” during the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020. All amounts within the tables are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2019 (Predecessor)	$(40,635)	$(17,754)	$(58,389)
Activity during period:
Other comprehensive loss before reclassifications	—	(521)	(521)
Amounts reclassified from AOCI	898	—	898
Net other comprehensive loss	898	(521)	377
Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive income before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified to AOCI	5,389	—	5,389
Net other comprehensive income	5,389	—	5,389
Balance at December 31, 2021	$5,389	$—	$5,389
(1)Defined benefit pension items relate to actuarial changes and the amortization of prior service costs. Reclassifications from AOCI are recognized as expense on our Consolidated Statements of Operations through “Other income (expense).” See “Note 14— Employee Benefit Plans” for additional information.
Note 11— Revenue and Customers
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Current contract assets	$5,744	$10,687
Noncurrent contract assets	—	3,174
Total contract assets	5,744	13,861

Current contract liabilities (deferred revenue)	(18,403)	(34,990)
Noncurrent contract liabilities (deferred revenue)	(9,352)	(24,896)
Total contract liabilities	$(27,755)	$(59,886)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances during the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020. are as follows:

	Contract Assets	Contract Liabilities
Net balance at December 31, 2019 (Predecessor)	$30,800	$(65,055)

Amortization of deferred costs	(27,043)	—
Additions to deferred costs	10,104	—
Amortization of deferred revenue	—	57,915
Additions to deferred revenue	—	(52,746)
Total	(16,939)	5,169

Net balance at December 31, 2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	(13,861)	51,599

Net balance at 2/5/21 (Predecessor)	$—	$(8,287)

Net balance at 2/6/21 (Successor)	$—	$(8,287)

Amortization of deferred costs	(3,908)	—
Additions to deferred costs	9,652	—
Amortization of deferred revenue	—	13,729
Additions to deferred revenue	—	(33,197)
Total	5,744	(19,468)

Net balance at 12/31/2021 (Successor)	$5,744	$(27,755)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
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
Customer Contract Intangible Assets
Upon emergence from the Chapter 11 Cases, the Company recognized a fair value adjustment of $113.4 million related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Effective Date through the remainder of the contracts, approximately 18 months and 32 months, respectively. As of December 31, 2021, the net carrying amount was $61.8 million, $113.4 million gross less $51.5 million accumulated amortization. The expected remaining amortization is as follows: $43.5 million and $18.4 million for the years ending December 31, 2022 and 2023, respectively. We assess the recoverability of the unamortized balance when indicators of impairment are present. Should the review indicate that the carrying value is not fully recoverable, the portion not fully recoverable would be recognized as an impairment loss.
We considered the events surrounding Hurricane Ida and the Noble Globetrotter II, including the associated force majeure notice and the need for the rig to go into the shipyard, to be a triggering event. After the Company’s review, we determined the carrying value of the related customer contract intangible was recoverable and no impairment loss was recognized.
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, at the end of the reporting period:

	Year Ending December 31,
	2022	2023	2024	2025	2026 and beyond	Total
Floaters	$11,930	$9,323	$29	$—	$—	$21,282
Jackups	6,473	—	—	—	—	6,473
Total	$18,403	$9,323	$29	$—	$—	$27,755
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2021. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021	Year	Year
	through	through	Ended	Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Floaters	$482,283	$50,057	$491,407	$727,177
Jackups	225,848	23,994	417,829	518,881
Total	$708,131	$74,051	$909,236	$1,246,058
Note 12— Leases
Leases
We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for real estate, equipment, storage, dock space and automobiles and are included within “Other current liabilities,” “Other assets” and “Other liabilities,” on our Consolidated Balance Sheets. As discussed in “Note 1— Organization and Basis of Presentation,” in the 2020 Predecessor period, the Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Accordingly, all of the leases liabilities on the Debtor companies have been presented as “Liabilities subject to compromise” on our Consolidated Balance Sheet at December 31, 2020.
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
Supplemental balance sheet information related to leases was as follows:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$17,066	$26,648
Current operating lease liabilities	3,923	1,942
Long-term operating lease liabilities (1)	13,166	4,969
Weighted average remaining lease term for operating leases (years)	6.25	7.8
Weighted average discounted rate for operating leases	9.5%	11.1%
(1) $21.0 million of lease liabilities were classified as “Liabilities subject to compromise” on our Consolidated Balance Sheet at December 31, 2020.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The components of lease cost were as follows:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020
Operating lease cost	$4,803	$365	$9,065
Short-term lease cost	634	(124)	2,893
Variable lease cost	412	(605)	1,265
Total lease cost	$5,849	$(364)	$13,223
Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020
Operating cash flows used for operating leases	$5,568	$979	$9,614
Right-of-use assets obtained in exchange for a lease liability	9,647	—	1,217
Maturities of lease liabilities as of December 31, 2021 were as follows:

Operating Leases
2022	$5,245
2023	4,375
2024	4,252
2025	2,881
2026	2,523
Thereafter	4,332
Total lease payments	23,608
Less: Interest	(6,372)
Present value of lease liability	$17,236
Note 13— Income Taxes
Legacy Noble is a tax resident in the UK and, as such, is subject to UK corporation tax on its taxable profits and gains. Noble is incorporated in the Cayman Islands and therefore not subject to tax in any jurisdiction. With respect to Legacy Noble, a UK tax exemption is available in respect of qualifying dividends income and capital gains related to the sale of qualifying participations. We operate in various countries throughout the world, including the United States. The income or loss of the non-UK subsidiaries of Legacy Noble is not subject to UK corporation tax.
Consequently, we have taken account of the above exemption and provided for income taxes based on the laws and rates in effect in the countries in which operations are conducted, or in which we or our subsidiaries have a taxable presence for income tax purposes.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The components of the net deferred taxes are as follows:

	Successor	Predecessor
	2021	2020
Deferred tax assets
United States
Net operating loss carry forwards	$3,485	$79,047
Disallowed interest deduction carryforwards	—	62,337
Deferred pension plan amounts	3,427	10,568
Accrued expenses not currently deductible	5,780	5,625
Other	121	3,178
Non-United States
Net operating loss carry forwards	1,013,281	47,187
Transition attribute	888,962	—
Tax credits carryover	23,849	—
Disallowed interest deduction carryforwards	13,625	13,625
Deferred pension plan amounts	—	558
Accrued expenses not currently deductible	170	—
Deferred tax assets	1,952,700	222,125
Less: valuation allowance	(1,899,092)	(191,835)
Net deferred tax assets	$53,608	$30,290
Deferred tax liabilities
United States
Excess of net book basis over remaining tax basis	$—	$(30,349)
Contract asset	(10,067)	—
Deferred revenue	(3,438)	—
Other	(1,116)	(1,796)
Non-United States
Excess of net book basis over remaining tax basis	(690)	(5,474)
Contract asset	(4,173)	—
Other	(1,912)	(1,272)
Deferred tax liabilities	(21,396)	(38,891)
Net deferred tax assets (liabilities)	$32,212	$(8,601)
Loss from continuing operations before income taxes consists of the following:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
United States	$(47,686)	$1,878,637	$(2,150,591)	$(65,062)
Non-United States	150,033	(1,624,986)	(2,088,271)	(844,022)
Total	$102,347	$253,651	$(4,238,862)	$(909,084)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The income tax provision (benefit) for continuing operations consists of the following:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Current- United States	$(33,323)	$—	$(257,552)	$(34,726)
Current- Non-United States	67,952	922	23,474	14,011
Deferred- United States	(7,460)	(4,689)	(57,514)	(5,307)
Deferred- Non-United States	(26,804)	7,190	31,189	(12,518)
Total	$365	$3,423	$(260,403)	$(38,540)
The following is a reconciliation of our reserve for uncertain tax positions, excluding interest and penalties.

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Gross balance at beginning of period	$37,156	$37,721	$130,837	$161,256
Additions based on tax positions related to current year	26,463	1,347	20,266	934
Additions for tax positions of prior years	21,465	—	206	224
Reductions for tax positions of prior years	(12,331)	(5)	(109,330)	(28,542)
Expiration of statutes	(9,310)	(1,907)	(4,258)	(1,629)
Tax settlements	—	—	—	(1,406)
Gross balance at end of period	63,443	37,156	37,721	130,837
Related tax benefits	(384)	(384)	(384)	(400)
Net reserve at end of period	$63,059	$36,772	$37,337	$130,437
The liabilities related to our reserve for uncertain tax positions are comprised of the following:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020
Reserve for uncertain tax positions, excluding interest and penalties	$63,059	$36,772	$37,337
Interest and penalties included in “Other liabilities”	11,930	5,273	5,164
Reserve for uncertain tax positions, including interest and penalties	$74,989	$42,045	$42,501
At December 31, 2021, the reserves for uncertain tax positions totaled $75.0 million. If a portion or all of the December 31, 2021 reserves are not realized, the provision for income taxes could be reduced by up to $53.6 million. At December 31, 2020, the reserves for uncertain tax positions totaled $42.5 million.
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
We include, as a component of our “Income tax benefit (provision),” potential interest and penalties related to recognized tax contingencies within our global operations. Interest and penalties resulted in an income tax expense of $6.7 million and $0.1 million for the period from February 6, 2021 to December 31, 2021 and for the period from January 1 through February 5, 2021, respectively. Interest and penalties resulted in an income tax benefit of $24.1 million in 2020 and $3.0 million in 2019.
We recorded an income tax expense of $0.4 million and $3.4 million and income tax benefit $260.4 million during the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the year ended December 31, 2020, respectively.
During the period from February 6, 2021 to December 31, 2021, our tax provision included tax benefits of $24.3 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, $22.8 million related to deferred tax assets previously not recognized, $1.9 million related to recognition of a non-US refund claim and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were offset by tax expenses of $21.2 million related to various recurring items primarily comprised of Guyana withholding tax on gross revenue and $42.0 million related to non-US tax reserves.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustment, and other recurring tax expenses of approximately $2.6 million.
During the year ended December 31, 2020, our tax benefit included the tax effect from asset impairments of $99.7 million, the tax impact of the application of the CARES Act of $39.0 million, a non-US reserve release due to a statute expiration of $4.6 million, a reduction of US tax reserves of $111.9 million, and the tax benefits of an internal restructuring net of resulting adjustment to the valuation allowance of $17.9 million and other recurring tax benefits of approximately $47.3 million. These tax benefits were partially offset by a 2019 US return-to-provision adjustment and resulting adjustment to the valuation allowance of $21.2 million, an increase in UK valuation allowance of $31.1 million, and an increase in non-US tax reserves of $7.8 million.
Our gross deferred tax asset balance at year-end reflects the application of our income tax accounting policies and is based on management’s estimates, judgments and assumptions regarding realizability. If it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance based on management’s estimates. During 2021, our deferred tax asset balance after consideration of valuation allowances increased $23.3 million due primarily to increases related to new realizable deferred tax assets in Switzerland and Luxembourg, additional deferred tax assets in Nigeria as a result of the Pacific Drilling acquisition, and additional deferred taxes in the US as a result of fresh start adjustments. Such increases were partially offset by decreases related to the write-off of deferred tax assets in the US as a result of an internal restructuring effected by the Company at Emergence.
During the period ending December 31, 2021, we recognized deferred tax benefits of $22.8 million out of the total available tax benefits of $1.8 billion related to tax attributes available in Switzerland and Luxembourg. The available tax benefits in Switzerland are related to transition attributes created by a tax ruling we obtained in December 2021. These tax benefits are scheduled to expire by 2036. The available tax benefits in Luxembourg are related to net operating losses generated in years prior to 2021 by Pacific Drilling. Most of these tax losses are scheduled to expire between 2035 and 2038; however, a portion of the tax losses has no expiration date.
In deriving the $22.8 million in tax benefits being recognized, we relied on sources of income attributable to the reversal of taxable temporary differences in the same periods as the relevant tax attributes and projected taxable income for the period covered by our relevant existing drilling contracts. Given the mobile nature of our assets, we are not able to reasonably forecast the jurisdiction of our taxable income from future drilling contracts. We also have limited objective positive evidence in historical periods for Switzerland and Luxembourg. Accordingly, in determining the amount of deferred tax benefits to recognize related to our Switzerland and Luxembourg rig-owning entities, we did not consider projected book income beyond the conclusion of existing drilling contracts with the exception of interest income projected to be generated over a finite period beyond the conclusion of the relevant existing drilling contracts. As new drilling contracts are executed, we will reassess the amount of deferred tax assets in Switzerland and Luxembourg that are realizable. Finally, once we have established sufficient objective positive evidence in Switzerland and Luxembourg for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.
We conduct business globally and, as a result, we file numerous income tax returns in the US and in non-US jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including in jurisdictions such as Brazil, Brunei, Bulgaria, Canada, Cyprus, Egypt, Ghana, Guyana, Hungary, Malta, Mexico, Nigeria, Norway, Saudi Arabia, Argentina, Australia, Denmark, Gabon, Luxembourg, Malaysia, Morocco, Myanmar, the Netherlands, Oman, Qatar, Tanzania, Timor-Leste, Singapore, Suriname, Switzerland, the United Kingdom and the United States. We are no longer subject to US Federal income tax examinations for years before 2018 and non-US income tax examinations for years before 2007.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Legacy Noble conducted substantially all of its business through Finco and its subsidiaries in the pre-emergence period and Noble conducted substantially all of its business through Finco and its subsidiaries in the post-emergence period. In the pre-emergence period, the income or loss of our non-UK subsidiaries is not subject to UK income tax. Earnings are taxable in the United Kingdom at the UK statutory rate of 19 percent. In the post-emergence period, Noble is incorporated in the Cayman Islands and therefore not subject to tax in any jurisdiction. A reconciliation of tax rates outside of the United Kingdom for the pre-emergence period and the Cayman Islands for the post-emergence period to our Noble effective rate for continuing operations is shown below:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Effect of:
Tax rates which are different than the Cayman Islands (Successor) and UK (Predecessor) rates	22.6%	0.5%	0.4%	4.3%
Tax impact of asset impairment and disposition	—%	—%	4.5%	0.3%
Tax impact of restructuring	—%	1.0%	2.1%	(4.1)%
Tax impact of the tax regulation change	—%	—%	0.9%	—%
Tax impact of valuation allowance	(25.2)%	—%	(4.3)%	0.5%
Resolution of (reserve for) tax authority audits	2.9%	(0.2)%	2.5%	3.2%
Total	0.3%	1.3%	6.1%	4.2%
At December 31, 2021, the Company asserts that its unremitted earnings and/or book/tax outside basis differences in certain of its subsidiaries are either permanently reinvested or are not expected to result in a material taxable event in the foreseeable future. Therefore, no material deferred taxes have been recorded related to such earnings and/or investments.
Certain of the restructuring transactions effected by the Company in connection with the Plan have a material impact on the Company. For example, cancellation of indebtedness income from such restructuring transaction has significantly reduced the Company’s US tax attributes, including but not limited to NOL carryforwards. Further, the Plan was approved by the Bankruptcy Court on November 20, 2020. As a result, on the Effective Date, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which subjects certain remaining tax attributes to an annual limitation under Section 382 of the Code.
Note 14— Employee Benefit Plans
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
A reconciliation of the changes in projected benefit obligations (“PBO”) for our non-US and US plans is as follows:

	Successor		Predecessor
	Period From		Period From
	February 6, 2021		January 1, 2021
	through		through		Year Ended December 31,
	December 31, 2021		February 5, 2021		2020
	Non-US	US	Non-US	US	Non-US	US
Benefit obligation at beginning of period	$63,729	$256,417	$67,943	$266,090	$62,485	$240,249
Interest cost	1,228	5,993	97	615	1,877	7,567
Actuarial loss (gain)	1,548	(6,465)	(4,366)	(6,491)	7,190	28,266
Plan amendments	—	—	—	—	104	—
Benefits paid	(2,456)	(7,199)	(138)	(1,515)	(2,261)	(8,024)
Settlements and curtailments	—	(5,208)	—	(2,282)	(3,751)	(1,968)
Foreign exchange rate changes	(983)	—	193	—	2,299	—
Benefit obligation at end of period	$63,066	$243,538	$63,729	$256,417	$67,943	$266,090
A reconciliation of the changes in fair value of plan assets is as follows:

	Successor		Predecessor
	Period From		Period From
	February 6, 2021		January 1, 2021
	through		through		Year Ended December 31,
	December 31, 2021		February 5, 2021		2020
	Non-US	US	Non-US	US	Non-US	US
Fair value of plan assets at beginning of period	$79,146	$221,743	$83,808	$222,417	$76,429	$194,160
Actual return on plan assets	2,998	12,254	(4,763)	838	8,741	36,247
Employer contributions	—	5,240	—	2,285	—	2,002
Benefits paid	(2,456)	(7,199)	(138)	(1,515)	(2,261)	(8,024)
Settlement and curtailment	—	(5,208)	—	(2,282)	(3,751)	(1,968)
Foreign exchange rate changes	(1,223)	—	239	—	4,650	—
Fair value of plan assets at end of period	$78,465	$226,830	$79,146	$221,743	$83,808	$222,417
The funded status of the plans is as follows:

	Successor		Predecessor
	Year Ended December 31,		Year Ended December 31,
	2021		2020
	Non-US	US	Non-US	US
Funded status	$15,399	$(16,708)	$15,865	$(43,673)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Amounts recognized in the Consolidated Balance Sheets consist of:

	Successor		Predecessor
	Year Ended December 31,		Year Ended December 31,
	2021		2020
	Non-US	US	Non-US	US
Other assets (noncurrent)	$15,399	$971	$15,865	$—
Other liabilities (current)	—	(67)	—	(8,169)
Other liabilities (noncurrent)	—	(17,612)	—	(35,504)
Net amount recognized	$15,399	$(16,708)	$15,865	$(43,673)
Amounts recognized in AOCI consist of:

	Successor		Predecessor
	As of December 31, 2021		As of December 31, 2020
	Non-US	US	Non-US	US
Net actuarial (gain) loss	$(369)	$(6,496)	$3,108	$47,094
Deferred income tax asset (liability)	112	1,364	(558)	(9,890)
Accumulated other comprehensive income (loss)	$(257)	$(5,132)	$2,550	$37,204
Pension costs include the following components:

	Successor		Predecessor
	Period From		Period From
	February 6, 2021		January 1, 2021
	through		through		Year Ended December 31,
	December 31, 2021		February 5, 2021		2020		2019
	Non-US	US	Non-US	US	Non-US	US	Non-US	US
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	1,228	5,993	97	615	1,877	7,567	1,814	8,711
Return on plan assets	(845)	(11,648)	(85)	(1,239)	(1,649)	(11,676)	(2,471)	(10,313)
Amortization of prior service cost	—	—	1	—	10	—	10	—
Recognized net actuarial loss	—	—	—	281	—	2,866	—	2,771
Settlement and curtailment gains	—	(575)	—	301	9	154	—	(37)
Net pension benefit cost (gain)	$383	$(6,230)	$13	$(42)	$247	$(1,089)	$(647)	$1,132
There is zero and zero estimated net actuarial losses and prior service costs for the non-US plan and the US plans, respectively, that will be amortized from AOCI into net periodic pension cost in 2022.
During the years ended December 31, 2021, 2020 and 2019, we adopted the Retirement Plan (“RP”) mortality tables with the Mortality Projection (“MP”) scale as issued by the Society of Actuaries for each of the respective years. The RP 2021, 2020 and 2019 mortality tables represent the new standard for defined benefit mortality assumptions due to adjusted life expectancies. The adoption of the updated mortality tables and the mortality improvement scales increased our pension liability on our US plans by approximately $0.7 million as of December 31, 2021 and decreased our pension liability by approximately $1.7 million and $2.1 million as of December 31, 2020 and 2019.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Defined Benefit Plans—Disaggregated Plan Information
Disaggregated information regarding our non-US and US plans is summarized below:

	Successor		Predecessor
	Years Ended December 31,		Years Ended December 31,
	2021		2020
	Non-US	US	Non-US	US
Projected benefit obligation	$63,066	$243,538	$67,943	$266,090
Accumulated benefit obligation	63,066	243,538	67,943	266,090
Fair value of plan assets	78,465	226,830	83,808	222,417
The following table provides information related to those plans in which the PBO exceeded the fair value of the plan assets at December 31, 2021 and 2020. The PBO is the actuarially computed present value of earned benefits based on service to date and includes the estimated effect of any future salary increases. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2017.

	Successor		Predecessor
	Years Ended December 31,		Years Ended December 31,
	2021		2020
	Non-US	US	Non-US	US
Projected benefit obligation	$—	$207,059	$—	$266,090
Fair value of plan assets	—	189,382	—	222,417
The PBO for the unfunded excess benefit plan was $1.5 million at December 31, 2021 as compared to $9.7 million in 2020, and is included under “US” in the above tables.
The following table provides information related to those plans in which the accumulated benefit obligation (“ABO”) exceeded the fair value of plan assets at December 31, 2021 and 2020. The ABO is the actuarially computed present value of earned benefits based on service to date, but differs from the PBO in that it is based on current salary levels. Employees and alternate payees have no longer accrued future benefits under the plans since December 31, 2016.

	Successor		Predecessor
	Years Ended December 31,		Years Ended December 31,
	2021		2020
	Non-US	US	Non-US	US
Accumulated benefit obligation	$—	$207,059	$—	$266,090
Fair value of plan assets	—	189,382	—	222,417
The ABO for the unfunded excess benefit plan was $1.5 million at December 31, 2021 as compared to $9.7 million in 2020, and is included under “US” in the above tables.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Defined Benefit Plans—Key Assumptions
The key assumptions for the plans are summarized below:

	Successor		Predecessor
	Period From		Period From
	February 6, 2021		January 1, 2021
	through		through		Year Ended December 31,
	December 31, 2021		February 5, 2021		2020
	Non-US	US	Non-US	US	Non-US	US
Weighted-average assumptions used to determine benefit obligations:
Discount Rate	1.80%	2.63% -2.89%	1.80%	1.92% - 2.77%	1.40%	1.82% - 2.60%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Years Ended December 31,
	December 31, 2021	February 5, 2021	2020	2019
	Non-US	Non-US	Non-US	Non-US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	1.80%	1.80%	2.10%	2.90%
Expected long-term return on assets	1.20%	1.20%	2.90%	3.70%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Years Ended December 31,
	December 31, 2021	February 5, 2021	2020	2019
	US	US	US	US
Weighted-average assumptions used to determine periodic benefit cost:
Discount Rate	1.92% - 2.77%	1.82% - 2.60%	2.56% - 3.32%	3.65% - 4.29%
Expected long-term return on assets	5.00% - 5.80%	5.10% - 6.10%	5.40% -6.30%	5.40% -6.50%
Rate of compensation increase	N/A	N/A	N/A	N/A
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Defined Benefit Plans—Plan Assets
Non-US Plan
As of December 31, 2021, the NDLS pension Scheme targets an asset allocation of 20.0% return-seeking securities (growth) and 80.0% in debt securities (matching) and adopts a de-risking strategy whereby the level of investment risk reduces as the Scheme’s funding level improves. The overall investment objective of the Scheme, as adopted by the Scheme’s Trustees, is to reach a fully funded position on the agreed de-risking basis of gilts - 0.20% per annum. The objectives within the Scheme’s overall investment strategy is to outperform the cash + 4% per annum long term objective for growth assets and to sufficiently hedge interest rate and inflation risk within the matching portfolio in relation to the Scheme’s liabilities. By achieving these objectives, the Trustees believe the Scheme will be able to avoid significant volatility in the contribution rate and provide sufficient assets to cover the Scheme’s benefit obligations. To achieve this the Trustees have given Mercer, the appointed investment manager, full discretion in the day-to-day management of the Scheme’s assets and implementation of the de-risking strategy, who in turn invests in multiple underlying investment managers where appropriate. The Trustees meet with Mercer periodically to review and discuss their investment performance.
The actual fair values of the non-US plan are as follows:

Successor:	As of December 31, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$938	$938	$—	$—
Equity securities:
International companies	10,546	10,546	—	—
Fixed income securities:
Corporate bonds	66,981	66,981	—	—
Total	$78,465	$78,465	$—	$—

Predecessor:	As of December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$5,405	$5,405	$—	$—
Equity securities:
International companies	4,179	4,179	—	—
Fixed income securities:
Corporate bonds	72,407	72,407	—	—
Other	1,817	1,817	—	—
Total	$83,808	$83,808	$—	$—
US Plans
The fundamental objective of the US plan is to provide the capital assets necessary to meet the financial obligations made to plan participants. In order to meet this objective, the Investment Policy Statement depicts how the investment assets of the plan are to be managed in accordance with the overall target asset allocation of approximately 38.9% equity securities, 59.9% fixed income securities, and 1.2% in cash and equivalents. The target asset allocation is intended to generate sufficient capital to meet plan obligations and provide a portfolio rate of return equal to or greater than the return realized using appropriate blended, market benchmark over a full market cycle (usually a five to seven year time period). Actual allocations may deviate from the target range, however any deviation from the target range of asset allocations must be approved by the Trust’s governing committee.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
For investments in mutual funds, the assets of the Trust are subject to the guidelines and limits imposed by such mutual fund’s prospectus and the other governing documentation at the fund level.
No shares of Noble were included in equity securities at either December 31, 2021 or 2020.
The actual fair values of US plan assets are as follows:

Successor:	As of December 31, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3,718	$3,718	$—	$—
Equity securities:
United States	86,237	—	86,237	—
Fixed income securities:
Corporate bonds	103,504	100,342	3,162	—
Treasury bonds	33,371	33,371	—	—
Total	$226,830	$137,431	$89,399	$—

Predecessor:	As of December 31, 2020
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,727	$1,727	$—	$—
Equity securities:
United States	78,019	32,387	45,632	—
International	32,310	32,310	—	—
Fixed income securities:
Corporate bonds	83,645	82,669	976	—
Treasury bonds	26,716	26,716	—	—
Total	$222,417	$175,809	$46,608	$—
Defined Benefit Plans—Cash Flows
During the period from January 1, 2021 to February 5, 20201 and the period from February 6, 2021 to December 31, 2021, we made no contributions to our non-US plan. During the period from January 1, 2021 to February 5, 20201 and the period from February 6, 2021 to December 31, 2021, we made contributions of $2.3 million and $5.2 million, respectively, to our US plans. In 2020, we made no contributions to our non-US plan and contributions of $2.0 million to our US plans. In 2019, we made no contributions to our non-US plan and contributions of $1.3 million to our US plans. We expect our aggregate minimum contributions to our non-US and US plans in 2022, subject to applicable law, to be zero and $0.1 million, respectively. We continue to monitor and evaluate funding options based upon market conditions and may increase contributions at our discretion.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table summarizes our estimated benefit payments at December 31, 2021:

		Payments by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Estimated benefit payments
Non-US plans	$30,302	$2,514	$2,616	$2,723	$2,835	$2,951	$16,663
US plans	110,107	9,710	10,190	10,397	10,844	11,059	57,907
Total estimated benefit payments	$140,409	$12,224	$12,806	$13,120	$13,679	$14,010	$74,570
Other Benefit Plans
We sponsor a 401(k) Restoration Plan, which is a nonqualified, unfunded employee benefit plan under which specified employees may elect to defer compensation in excess of amounts deferrable under our 401(k) savings plan. The 401(k) Restoration Plan has no assets, and amounts withheld for the 401(k) Restoration Plan are kept by us for general corporate purposes. The investments selected by employees and associated returns are tracked on a phantom basis. Accordingly, we have a liability to the employee for amounts originally withheld plus phantom investment income or less phantom investment losses. We are at risk for phantom investment income and, conversely, benefit should phantom investment losses occur. At December 31, 2021 and 2020, our liability for the 401(k) Restoration Plan was $2.8 million and $7.8 million, respectively, and is included in “Accrued payroll and related costs.” The primary reason for the decrease is due to benefits paid during the calendar year 2021. Subsequent to December 31, 2021, the board has approved the termination of the 401(k) Restoration Plan and distribution of benefits is expected to occur within the next 12 months.
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
Profit sharing contributions are discretionary, require Board of Directors approval and are made in the form of cash. Contributions recorded related to this plan totaled zero, zero, $2.4 million and $2.4 million, respectively, for the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the years end December 31, 2020 and 2019. The cost of maintaining these plans for continuing operations aggregated approximately $29.8 million, $1.6 million, $24.9 million and $28.1 million for the period from February 6, 2021 to December 31, 2021, the period from January 1 through February 5, 2021 and the years ended December 31, 2020 and 2019, respectively. We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.
Note 15— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	12/31/2021 (Successor)
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,645	$7,645	$—	$—

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)

	12/31/2020 (Predecessor)
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
Note 16— Commitments and Contingencies
Tax matters
In June 2021, the IRS completed its limited scope examination in relation to our CARES Act refund claim and did not propose any adjustments to the taxable years ended December 31, 2012, 2013, 2014, 2018 and 2019. In June 2021, the IRS completed its audit of taxable year 2009 in relation to our foreign tax credit refund claim. No other taxable years are currently under audit in the US. We believe that we have accurately reported all amounts in our returns.
Audit claims of approximately $618.0 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2019 and 2020 in Saudi Arabia related to tax years 2015 to 2019 and against Pacific Drilling entities in Nigeria related to tax years 2010 to 2018. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our consolidated financial statements.
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
Hurricane Ida Personal Injury Claims
We have had 14 employees and third parties that were onboard the Noble Globetrotter II during Hurricane Ida file suit in Texas and Louisiana state district courts against certain of our subsidiaries seeking damages related to physical and emotional harm suffered as a result of the incident. See “Note 6— Property and Equipment” for additional information regarding the incident. We have received letters of representation from a number of other potential plaintiffs, and more suits may be brought with respect to the incident. We are in the early stages of litigation. We intend to defend ourselves vigorously against these claims although there is inherent risk in litigation, and we cannot provide assurance as to the outcome of this lawsuit. We have insurance for such claims with a deductible of $5.0 million.
Other contingencies
Legacy Noble had entered into agreements with certain of our executive officers, as well as certain other employees. These agreements were effective upon a change of control of Noble (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control and remained effective for three years thereafter. These agreements provided for compensation and certain other benefits under such circumstances. On the Effective Date of our emergence from the Chapter 11 Cases, the Legacy Noble agreements were superseded by new employment agreements.
We are a defendant in certain other claims and litigation arising out of operations in the ordinary course of business, including personal injury claims, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 17— Segment and Related Information
We report our contract drilling operations as a single reportable segment, Contract Drilling Services, which reflects how we manage our business. The mobile offshore drilling units comprising our offshore rig fleet operate in a global market for contract drilling services and are often redeployed to different regions due to changing demands of our customers, which consist primarily of large, integrated, independent and government-owned or controlled oil and gas companies throughout the world. As of December 31, 2021, our contract drilling services segment conducts contract drilling operations in Far East Asia, the Middle East, the North Sea, Oceania, South America and the US Gulf of Mexico. Included in our long-lived assets balance below is our property and equipment and right-of-use assets. We used the geographic location of each drilling rig for our property and equipment or operating lease for our right- of-use assets, as of December 31, 2021 and 2020 for our long-lived asset geographic disclosure shown below. The December 31, 2020 asset amounts shown below have been revised from previously presented amounts, which displayed total assets, to conform to the new presentation.
The following table presents revenues and long lived assets by country based on the location of the service provided during the Successor period:

	Revenues	Long-Lived Assets as of
	Period From
	February 6, 2021
	through
	December 31, 2021	December 31, 2021
Australia	$1,954	$20,704
Brazil	251	1,702
Canada	10	—
Canary Islands	—	88,092
Denmark	25,119	18,407
Guyana	244,638	678,852
Indonesia	23,964	—
Malaysia	—	7,341
Mauritania	29,616	—
Mexico	11,022	—
Norway	20,351	228,687
Qatar	23,247	20,487
Saudi Arabia	75,676	371
Suriname	62,090	—
Timor-Leste	32,257	—
Trinidad and Tobago	35,710	19,387
United Arab Emirates	—	607
United Kingdom	28,126	53,198
United States	156,294	360,478
Other	—	55
Total	$770,325	$1,498,368

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
The following table presents revenues and identifiable assets by country based on the location of the service provided during the Predecessor period:

	Revenues			Long-Lived Assets as of
	Period From
	January 1, 2021
	through	Year Ended	Year Ended
	February 5, 2021	December 31, 2020	December 31, 2019	December 31, 2020
Australia	$54	$50,434	$33,623	$20,886
Brazil	—	—	—	4,794
Bulgaria	—	—	61,525	—
Canada	—	28,915	46,147	—
Denmark	—	7,662	31,076	—
Egypt	—	—	49,209	—
Gabon	—	147	—	—
Guyana	23,012	222,088	132,414	1,753,914
Malaysia	—	—	251,497	6,310
Myanmar	—	21,084	56,207	—
Qatar	2,263	31,024	36,948	18,582
Saudi Arabia	10,745	133,246	154,807	301,121
Suriname	6,029	61,474	17,374	565,327
Trinidad and Tobago	4,995	9,468	—	18,355
United Arab Emirates	—	—	—	18,134
United Kingdom	7,142	180,610	243,063	674,704
United States	23,241	209,401	191,548	223,653
Vietnam	—	8,719	—	—
Other	—	—	—	130
Total	$77,481	$964,272	$1,305,438	$3,605,910
Significant Customers
The following table sets forth revenues from our customers as a percentage of our consolidated operating revenues:

	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021
	through	through	Year Ended	Year Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019 (1)
Royal Dutch Shell plc (“Shell”)	13.3%	30%	21.7%	36.5%
Exxon Mobil Corporation (“ExxonMobil”)	39.1%	29.8%	26.6%	13.7%
Equinor ASA (“Equinor”)	3.1%	5.2%	14.3%	13.1%
Saudi Arabian Oil Company (“Saudi Aramco”)	9.8%	13.9%	13.8%	11.9%
(1) Excluding the Noble Bully II contract buyout, revenues from Shell, ExxonMobil, Equinor and Saudi Aramco accounted for approximately 27.1 percent, 15.7 percent, 15.1 percent and 13.6 percent, respectively, of our consolidated operating revenues for the year ended December 31, 2019.
No other customer accounted for more than 10 percent of our consolidated operating revenues in 2021, 2020 or 2019.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Note 18— Supplemental Financial Information
Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021	Year	Year
	through	through	Ended	Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Accounts receivable	$6,245	$(41,344)	$50,802	$2,057
Other current assets	2,295	17,884	(866)	3,573
Other assets	(11,650)	8,521	(2,369)	16,218
Accounts payable	11,429	(16,819)	357	(2,279)
Other current liabilities	4,312	11,428	8,582	(4,700)
Other liabilities	32,928	(5,846)	(10,941)	(24,577)
Total net change in assets and liabilities	$45,559	$(26,176)	$45,565	$(9,708)

	Finco
	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021	Year	Year
	through	through	Ended	Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Accounts receivable	$6,245	$(41,344)	$19,588	$2,057
Other current assets	(594)	19,398	7,830	4,046
Other assets	(11,618)	8,512	(800)	18,749
Accounts payable	15,822	(14,061)	(11,018)	(2,182)
Other current liabilities	4,125	11,623	16,055	(4,549)
Other liabilities	32,700	(5,936)	(10,941)	(24,577)
Total net change in assets and liabilities	$46,680	$(21,808)	$20,714	$(6,456)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of December 31, 2021, 2020 and 2019 were $36.5 million, $35.3 million and $36.0 million, respectively.
We entered into the $53.6 million 2019 Seller Loan to finance a portion of the purchase price for the Noble Joe Knight in February 2019. See “Note 8— Debt” for additional information.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands)
Additional cash flow information is as follows:

Noble
	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021	Year	Year
	through	through	Ended	Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Cash paid during the period for:
Interest, net of amounts capitalized	$21,150	$—	$138,040	$289,457
Income taxes paid (refunded), net (1)	(8,113)	4,385	(133,708)	8,181

Finco
	Successor	Predecessor
	Period From	Period From
	February 6, 2021	January 1, 2021	Year	Year
	through	through	Ended	Ended
	December 31, 2021	February 5, 2021	December 31, 2020	December 31, 2019
Cash paid during the period for:
Interest, net of amounts capitalized	$21,150	$—	$138,040	$289,457
Income taxes paid (refunded), net (1)	(8,113)	4,385	(133,708)	8,181
(1) The net tax refund for the period from February 6, 2021 to December 31, 2021 excludes withholding tax in Guyana of $15.1 million on gross revenue reimbursed by Exxon. Excluding such withholding tax, the net tax refund would be $23.3 million. The net tax refund for the period from January 1, 2021 to February 5, 2021 excludes withholding tax in Guyana of $1.4 million on gross revenue reimbursed by Exxon. Excluding such withholding tax, the net tax payment would be $3.0 million.
Note 19— Subsequent Events
Potential Litigation Matters related to the Business Combination
Following our announcement of the Business Combination, in the first quarter of 2022, we received one demand letter, and two complaints were filed against us, all challenging the Business Combination. The outcome of these complaints and the demand letter, as well as those that may in the future be received or filed with respect to the Business Combination, is uncertain. We believe that we and our directors and officers acted appropriately in connection with the Business Combination and have valid defenses to the allegations and we intend to defend the lawsuits vigorously. While we do not anticipate a negative outcome with respect to such litigation, we cannot assure you as to the outcome or any material negative effect thereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Noble Corporation
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of December 31, 2021. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in Noble’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Noble.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Noble, Noble maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2021 as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Noble Finance Company
Conclusions Regarding Disclosure Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of December 31, 2021. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in Finco’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Finco.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment by management of Finco, Finco maintained effective internal control over financial reporting as of December 31, 2021.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2021 as stated in their report, which is provided in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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

2.2†
Agreement and Plan of Merger, dated as of March 25, 2021, by and among Noble Corporation, a Cayman Islands company (“Noble”), Duke Merger Sub, LLC and Pacific Drilling Company LLC (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).

2.3†
Purchase and Sale Agreement, dated as of August 25, 2021, by and among Noble Finance Company, Noble Drilling (TVL) Ltd., Noble SA Limited, Noble Rig Holding I Limited, Noble Rig Holding 2 Limited, Noble Drilling Arabia Co. Ltd. and ADES International Holding Limited (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on August 26, 2021 and incorporated herein by reference).

2.4†
Amendment No. 1 to Purchase and Sale Agreement, dated as of October 15, 2021, by and among Noble Finance Company, Noble Drilling (TVL) Ltd., Noble SA Limited, Noble Rig Holding I Limited, Noble Rig Holding 2 Limited, Noble Drilling Arabia Co. Ltd., ADES International Holding Limited and ADES Saudi Limited Company (filed as Exhibit 2.7 to Noble’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference).

2.5†
Business Combination Agreement, dated as of November 10, 2021, by and among Noble Corporation, Noble Finco Limited, Noble Newco Sub Limited and The Drilling Company of 1972 A/S (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

3.1	Amended and Restated Memorandum of Association of Noble (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

3.2	Amended and Restated Articles of Association of Noble (filed as Exhibit 3.2 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

3.3
Memorandum and Articles of Association of Finco, as amended by shareholder resolutions (filed as Exhibit 3.2 to Noble’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 and incorporated herein by reference).

3.4	Form of Articles of Association of Noble Finco Limited (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

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

4.2
Supplemental Indenture, dated as of December 17, 2021, among Pacific Drilling S.A., as guarantor, and U.S. Bank National Association, a national banking association, as collateral agent and trustee (filed as Exhibit 4.2 to Amendment No. 2 to Noble’s Registration Statement on Form S-3/A dated December 22, 2021 (No. 333-255406) and incorporated herein by reference).

10.1*
Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to Noble Drilling Corporation’s Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

Exhibit Number	Exhibit

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

Exhibit Number	Exhibit

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

Exhibit Number	Exhibit

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

10.46*
Form of Time-Vested Restricted Stock Unit Award (Officers) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.16 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.47*
Form of Time-Vested Restricted Stock Unit Award (Non-Officers) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.17 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.48*
Form of Performance-Vested Restricted Stock Unit Award (CEO) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.18 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

Exhibit Number	Exhibit

10.49*
Form of Performance-Vested Restricted Stock Unit Award (Non-CEO) under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.19 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.50*
Form of Director Restricted Stock Unit Award under the Noble Corporation 2021 Long-Term Incentive Plan (filed as Exhibit 10.20 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.51*
Amended and Restated Noble Corporation 2021 Short-Term Incentive Plan (filed as Exhibit 10.2 to Noble’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

10.52*	Noble Corporation Summary of Director Compensation (filed as Exhibit 10.22 to Noble’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference).

10.53
Form of Voting and Support Agreement, dated as of March 25, 2021, by and among Noble Corporation and each member of Pacific Drilling Company LLC party thereto (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).

10.54
Registration Rights Agreement, dated as of April 15, 2021, by and among Noble Corporation and the holders party thereto (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on April 16, 2021 and incorporated herein by reference).

10.55
Irrevocable Undertaking, dated as of November 10, 2021, by and among APMH Invest A/S, Noble Corporation, Noble Finco Limited and The Drilling Company of 1972 A/S (filed as Exhibit 10.1 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

10.56
Form of Transaction Support Deed, dated as of November 10, 2021, by and among Noble Finco Limited, Noble Corporation, The Drilling Company of 1972 A/S and the shareholders party thereto (filed as Exhibit 10.2 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

10.57
Form of Relationship Agreement, between Noble Finco Limited, the existing investors party thereto, APMH Invest A/S and Noble Corporation (filed as Exhibit 10.3 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

10.58
Form of Registration Rights Agreement, by and among Noble Finco Limited and the holders party thereto (filed as Exhibit 10.4 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

10.59	Amendment No. 1 to Tranche 1 Warrant Agreement, dated as of December 27, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A.

10.60	Amendment No. 1 to Tranche 2 Warrant Agreement, dated as of December 27, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A.

21.1	List of Subsidiaries of Noble and Finco.

22.1	List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit

31.2	Certification of Robert W. Eifler, Finco, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification of Richard B. Barker, Finco, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

32.1+	Certification of Robert W. Eifler, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Robert W. Eifler, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Richard B. Barker, Noble, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Richard B. Barker, Finco, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Noble Corporation, a Cayman Islands company

February 17, 2022	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	February 17, 2022
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Richard B. Barker	February 17, 2022
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	February 17, 2022
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

/s/ Patrick J. Bartels, Jr.	February 17, 2022
Patrick J. Bartels, Jr. Director	Date

/s/ Alan J. Hirshberg	February 17, 2022
Alan J. Hirshberg Director	Date

/s/ Ann Pickard	February 17, 2022
Ann Pickard Director	Date

/s/ Charles Sledge	February 17, 2022
Charles Sledge Director	Date

/s/ Melanie M. Trent	February 17, 2022
Melanie M. Trent Director	Date

/s/ Paul Aronzon	February 17, 2022
Paul Aronzon Director	Date

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Noble Finance Company, a Cayman Islands company

February 17, 2022	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Eifler	February 17, 2022
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)	Date

/s/ Richard B. Barker	February 17, 2022
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	February 17, 2022
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date

/s/ David M.J. Dujacquier	February 17, 2022
David M.J. Dujacquier Director	Date

/s/ Brad A. Baldwin	February 17, 2022
Brad A. Baldwin Director	Date