Form 10-K/A
period 2021-12-31
Noble Corp; Noble Finance Co
filed 2022-03-11
CIK 1458891, 1169055

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

Yes	☑	No	☐
Number of shares outstanding at March 1, 2022: Noble Corporation — 61,888,616
Number of shares outstanding: Noble Finance Company — 261,246,093

Auditor Firm ID: PCAOB ID	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Houston, Texas

DOCUMENTS INCORPORATED BY REFERENCE
None.

This Form 10-K/A is a combined annual report being filed separately by two registrants: Noble Corporation, a Cayman Islands company, and its wholly-owned subsidiary, Noble Finance Company, a Cayman Islands company.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Noble Corporation, a Cayman Islands company (“Noble,” or “Successor”), and Noble Finance Company, a Cayman Islands company (“Finco”), for the year ended December 31, 2021 that was originally filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.
Additionally, this Form 10-K/A is being filed for the purpose of replacing the consent in Exhibit 23.1 to correct the auditor's consent and to include an inadvertently omitted auditor's consent. Both the new Exhibit 23.1 with the appropriate corrections and Exhibit 23.2 are attached hereto as Exhibits 23.1 and 23.2, respectively.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s and Finco’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.5 and 31.7, respectively, and the certifications of Finco’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.6. and 31.8, respectively. Because no financial statements have been included in this 10-K/A and this 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
This Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after February 17, 2022, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers and Directors
Commencing as of the Effective Date, by operation of the Plan, our board of directors (the “Board”) consisted of six members selected in accordance with the Plan: Charles M. Sledge, as Chairman of the Board, Patrick J. Bartels, Jr., Mr. Eifler, Alan J. Hirshberg, Ann D. Pickard, and Melanie M. Trent. On April 19, 2021, the Board appointed Paul Aronzon to serve as a director. The Board consists of a single class of directors with an initial term of office to expire at the next annual general meeting of shareholders of Noble for the election of directors or the date on which the successor of such director is elected.
Except as described below, there is no other arrangement or understanding between or among other of the Board and any other persons pursuant to which he or she was appointed as a member of the Board. None of the members of the Board have any family relationship with any director or executive officer of Noble. There is no relationship between any member of the Board and Noble that would require disclosure pursuant to Item 404(a) of Regulation S-K.
Director Designation Right
Pursuant to the Articles of Association of the Company (the “Articles”), subject to certain conditions and limitations, for so long as the funds and accounts for which the same person serves as investment manager, advisor or sub-advisor (as applicable) on the Effective Date and which funds and accounts owned, in the aggregate, in excess of 35% of the issued and outstanding Ordinary Shares of the Company on the Effective Date (the “Designated Entities”) hold, in the aggregate, no fewer than 20% of the outstanding and issued Ordinary Shares, the Designated Entities (with such right exercised by their designating party) shall be entitled to nominate, and the Board shall appoint, one director (the “Investor Director”). For so long as the Designated Entities hold, in aggregate, no fewer than 20% of the outstanding and issued Ordinary Shares, the Investor Director may be removed only by the affirmative vote or written consent of the designating party. If the designating party fails to do so, such directorship shall remain vacant until filled by such designating party. Pacific Investment Management Company LLC (the “Investor Manager”) is currently the designating party for the Designated Entities. The Investor Manager has designated an Investor Director, pursuant to which the Board appointed Paul Aronzon to serve as a director on April 19, 2021.
Information about our Executive Officers and Directors
The following table presents certain information with respect to our executive officers and directors as of March 11, 2022:

Name	Age	Position
Robert W. Eifler	42	Director, President and Chief Executive Officer
Paul Aronzon	67	Director
Patrick J. Bartels, Jr.	46	Director
Alan J. Hirshberg	60	Director
Ann D. Pickard	66	Director
Charles M. Sledge	56	Director and Chairman of the Board
Melanie M. Trent	57	Director
Richard B. Barker	40	Senior Vice President and Chief Financial Officer
William E. Turcotte	58	Senior Vice President, General Counsel and Corporate Secretary
Blake A. Denton	43	Vice President, Marketing and Contracts
Joey M. Kawaja	48	Vice President of Operations
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

Paul Aronzon. Mr. Aronzon is a strategic financial consultant with extensive experience in successful exchange and tender offers, proxy contests, rights offerings, M&A (company and asset sales) and financing transactions, prepackaged or prearranged reorganizations, contested or litigated (including cram down) Chapter 11 cases, consensual Chapter 11 cases and numerous successful dispute resolution matters, using mediation and various settlement processes. Mr. Aronzon is the founder of PSA Consulting, LLC, where he currently provides financial and business advice and fiduciary services, including as an independent director, lead director, chairperson or special committee member on boards of directors for public/public reporting and private companies in a variety of industries. Mr. Aronzon is also currently affiliated with Arete Capital Partners, as a Principal, providing similar services. Formerly co-managing partner of Milbank’s Los Angeles office and co-leader of Milbank’s Global Financial Restructuring Group, he has over 40 years of experience as an attorney and lead advisor. He also served as the Executive Vice President at Imperial Capital and co-head of its Corporate Finance Group from 2006 to 2008. Mr. Aronzon has advised companies, boards, board committees, independent directors, sponsors, parties acquiring assets, debt or companies and others in transactions across a wide array of industries including, but not limited to, aerospace/defense, agriculture, airlines, apparel and textiles, automotive, broadcasting/cable and other media, chemical, commercial fishing, commercial real estate, construction, commodities trading, energy and electricity, entertainment, equipment rental and leasing, financial services, food and beverage, gaming, healthcare, housing development and home building, manufacturing, mining and timber, metals (including steel, aluminum and copper), oil and gas, pharmaceutical and nutraceutical, project finance, professional service firms (law, accounting and investment banking), publishing, retail, shipping, super markets, telecommunications, technology and bio-science. Mr. Aronzon holds a J.D. from Southwestern University School of Law and a B.A. degree in Political Science from California State University at Northridge, Los Angeles, CA.
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
Alan J. Hirshberg. Mr. Hirshberg has served as a Senior Advisor at Blackstone Management Partners from January 2019 to January 2022. He joined ConocoPhillips in 2010 as its Senior Vice President, Planning and Strategy, and retired in January 2019 as its Executive Vice President, Production, Drilling and Projects, a position he held since April 2016. In this role, he had responsibility for ConocoPhillips’ worldwide operations, as well as supply chain, aviation, marine, major projects, drilling and engineering functions. Prior to joining ConocoPhillips, Mr. Hirshberg worked at Exxon and ExxonMobil for 27 years, serving in various senior leadership positions in upstream research, production operations, major projects and strategic planning. His last role at ExxonMobil was Vice President of Worldwide Deepwater and Africa Projects. Mr. Hirshberg is currently on the boards of Falcon Minerals Corporation and McDermott International. Mr. Hirshberg received Bachelor and Master of Science degrees in Mechanical Engineering from Rice University. Mr. Hirshberg brings to our Board significant knowledge and insight into overseeing management of strategic initiatives and global operations as well as deep industry experience and knowledge.
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
Charles M. Sledge. Mr. Sledge previously served as the Chief Financial Officer of Cameron International Corporation, an oilfield services company, from 2008 until its sale to Schlumberger Limited in 2016. Prior to that, he served as the Corporate Controller of Cameron International Corporation from 2001 until 2008. He currently serves on the boards of Weatherford International plc, where he serves as chairman, and Talos Energy LLC. He previously served on the boards of Expro International, Vine Energy, Inc., Templar Energy and Stone Energy. Mr. Sledge received a BS in Accounting from Louisiana State University. Mr. Sledge brings to our Board experience and knowledge gained as an executive officer in the energy industry and extensive accounting and financial experience.
Melanie M. Trent. Ms. Trent previously served in various legal, administrative and compliance capacities for Rowan Companies plc, a global offshore drilling contractor (now port of Valaris, plc), from 2005 until April 2017, including as an Executive Vice President, General Counsel and Chief Administrative officer from 2014 until April 2017, as Senior Vice President, Chief Administrative Officer and Company Secretary from 2011 until 2014, and as Vice President and Corporate Secretary from 2010 until 2011. Prior to her tenure at Rowan Companies plc, Ms. Trent served in various legal, administrative and investor relations capacities for Reliant Energy Incorporated, served as counsel at Compaq Computer Corporation and as an associate at Andrews Kurth LLP. Ms. Trent serves on the boards of Diamondback Energy, Inc. and Arcosa, Inc. She previously served on the board of Frank’s International. Ms. Trent holds a Bachelor’s degree from Middlebury College and a Juris Doctorate degree from Georgetown University Law Center. Ms. Trent brings to our Board strong industry knowledge gained from senior management positions in the offshore drilling sector and experience as a director for diverse, energy-related companies.
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
Legal Proceedings
There have been no material legal proceedings requiring disclosure under the federal securities laws within the past ten years that are material to an evaluation of the ability or integrity of our directors or executive officers, except that, as previously disclosed, we voluntarily filed a petition under Chapter 11 of the Bankruptcy Code in July 2020.
Corporate Governance
Code of Ethics
We have adopted the Code of Conduct, which applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct is posted under “Corporate Governance” in the “Investors” section of our website at www.noblecorp.com. Changes to and waivers granted with respect to our Code of Conduct related to the officers identified above, and our other executive officers and directors, that we are required to disclose pursuant to applicable rules and regulations of the SEC will be posted on our website.
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

Name	Audit	Compensation	Nominating, Governance and Sustainability	Finance
Robert W. Eifler
Patrick J. Bartels, Jr.*	Chair			✓
Alan J. Hirshberg		✓	✓
Ann D. Pickard	✓		Chair
Charles M. Sledge**	✓	✓		✓
Melanie M. Trent		Chair	✓
Paul Aronzon	✓			✓
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
Compensation Committee. The primary responsibilities of the compensation committee are to discharge our Board’s responsibilities relating to compensation of directors and executive officers, to assist our Board in reviewing and administering compensation, benefits, incentive and equity-based compensation plans, to monitor compliance with applicable legal and regulatory requirements relating to the Company’s compensation policy and practices, and to prepare an annual disclosure under the caption “Compensation Committee Report” for inclusion in the Company’s annual report on Form 10-K (or if applicable, proxy statement for its annual general meeting of shareholders). See Item 11 of this Form 10-K/A for the compensation discussion and analysis relating to 2021.
Nominating, Governance and Sustainability Committee. The primary purpose of the nominating, governance and sustainability committee is to assist our Board in reviewing board composition, performance and succession planning, including without limitation, identifying, evaluating and recommending candidates for the Board, reviewing and recommending to the Board the Company’s corporate governance policies, assisting the Board in discharging its responsibilities on matters relating to the Company’s corporate governance policies and practices, and assisting the Board in its oversight role with respect to the Company’s sustainability policies and practices including with regard to health, safety, environment, climate change, and diversity and inclusion efforts.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the year ended December 31, 2021, our directors, officers and beneficial owners of more than 10 percent of the shares complied with all applicable Section 16(a) filing requirements.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes our compensation practices and decisions for our named executive officers (our “NEOs”) for the year ended December 31, 2021.
This CD&A is intended to provide context for the information contained in the executive compensation tables that follow this discussion under the heading “2021 Compensation Information.” The 2021 compensation program and decisions described in this CD&A were determined by our current compensation committee following our emergence from the Chapter 11 Cases on the Effective Date, which is comprised of the following three independent directors: Melanie M. Trent, Chair, Alan J. Hirshberg, and Charles M. Sledge. While this CD&A focuses on compensation for the NEOs for 2021, as the last completed fiscal year, in accordance with the rules of the SEC, we also describe compensation actions effected after the end of the last completed fiscal year to the extent we believe such discussion enhances the understanding of our executive compensation disclosures and our executive compensation structure.
As used in this Item 11, when discussing time periods prior to the Effective Date, the terms “we,” “us,” “our,” and the “Company” refer to Legacy Noble and, as appropriate, its subsidiaries, the terms “Board” and “compensation committee” refer to the board of directors of Legacy Noble and the compensation committee of the board of directors of Legacy Noble, and the terms “share”, “shares” or “shareholders” refer to Legacy Noble’s ordinary shares and shareholders.
Executive Summary
The offshore drilling industry has for many years faced the challenging combination of a significant rig oversupply along with materially reduced global offshore rig demand stemming from a reduction in offshore development and exploration activity. While industry conditions improved slightly in 2019, the oil supply shock driven by production disagreements among OPEC+ members and the oil demand shock brought on by the effect of the global COVID-19 pandemic in early 2020 halted any momentum for recovery. Reflecting these market factors, our share price suffered a precipitous decline from late 2014 through July 2020 when the effects of this downturn ultimately forced the Company and several of its industry peers into bankruptcy. A substantial portion of our NEO compensation during the years leading up to Legacy Noble’s bankruptcy represented long-term equity-based incentives for future performance, not actual cash compensation. These incentives were tied to the market price of our ordinary shares and the remaining awards as well as outstanding equity were ultimately cancelled in connection with our bankruptcy.
We emerged from bankruptcy on the Effective Date, which was February 5, 2021, and on that date formed our new Board and compensation committee. In April 2021, Noble completed the Pacific Drilling Merger, and on June 9, 2021, the Company’s ordinary shares began trading again on the NYSE. Then, in November 2021, Noble entered into the Business Combination Agreement with Maersk Drilling, and the transaction is expected to close in mid-2022.
Over the course of 2021, oil prices recovered and have continued to rise during 2022. Drilling contracting activity also improved as our customer base started to increase their capital budgets. While we are cautiously optimistic that recent positive trends will continue, our industry continues to face significant uncertainties. Recently, the Russian invasion of Ukraine has further destabilized energy markets and is causing significant volatility.
Our industry is also challenged as our customers rebalance their capital investments to include alternative energy sources, as well as respond to the normal cycles that have historically existed in our industry. We also expect inflationary pressures to persist and expect to continue to experience disruptions in supply chains and distribution channels. Nonetheless, the global energy demand is predicted to increase, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand over the foreseeable future.
Our executive compensation program reflects our pay-for-performance philosophy. Our compensation committee uses a combination of fixed and variable pay elements to achieve the objectives set forth below in “Our Compensation Philosophy and Objectives.”

Certain aspects of the executive compensation paid in 2021 in connection with the emergence from bankruptcy were negotiated by Legacy Noble directly with the key creditor groups and reflected in the bankruptcy plan.
These are discussed in more detail below.
Our NEOs
When used in this CD&A, our NEOs are:

Name	Title
Robert W. Eifler	President and Chief Executive Officer
Richard B. Barker	Senior Vice President and Chief Financial Officer
William E. Turcotte	Senior Vice President, General Counsel and Corporate Secretary
Joey M. Kawaja	Vice President of Operations
Blake A. Denton	Vice President, Marketing and Contracts
Details of our Compensation Program
Our Compensation Philosophy and Objectives
We believe that strong corporate governance requires that our compensation program pays for performance and that it closely aligns our executives’ interests with those of our shareholders. We place a majority of executive pay at risk and subject a substantial portion of our NEOs’ potential compensation to specific annual and long-term performance metrics intended to drive Company success. We also follow certain simple foundational rules and best practices, and we strictly prohibit certain practices that do not meet our compensation standards. Notably, our executive compensation program contains shareholder-friendly features, including the following:
•We pay for performance — a meaningful portion of NEO pay is contingent on attaining pre-established performance goals.
•We mandate that at least 60% of all NEO annual equity awards be subject to attaining pre-established performance goals.
•We require executives to maintain significant stock ownership
•We have a robust clawback provision enabling us to recoup previously paid cash and equity incentive compensation from our executive officers upon the occurrence of certain events.
•We consult with independent compensation consultants when designing our compensation program and setting target levels of performance.
•We prohibit pledging or hedging of Company shares.
•We require a double trigger for cash severance benefits upon a change of control.
•We prohibit repricing or buyout of underwater options.
Our executive compensation program reflects our philosophy that executive compensation should be structured to closely align each executive’s interests with the interests of our shareholders, emphasizing equity-based incentives and performance-based pay. The primary objectives of the Company’s compensation program are to:
•Support the Company’s growth strategy including acquiring and integrating assets and companies to drive long-term shareholder value creation.
•Attract, retain, and motivate key executives capable of managing a complex, global business in a challenging and cyclical industry, by providing market competitive total compensation opportunities.
•Emphasize a strong link between pay and performance with predefined short and long-term performance metrics that place the majority of total compensation at risk.
•Align executive and shareholder interests by establishing market-relevant metrics, including focus on strategic ESG initiatives that drive shareholder value creation and address stakeholder expectations.
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

•Annual short-term incentive compensation. This performance-based component of compensation is funded based on annual free cash flow, contract drilling margin, Total Recordable Incident Rate (“TRIR”), Loss of Primary Containment (“LOPC”) and ESG goals, each of which is relative to internal targets and is paid as an annual cash bonus through our short-term incentive plan (“STIP”).
•Long-term incentive compensation. Our two components of long-term incentive pay as described below are used to further align management with shareholders:
•Performance-based long-term incentive awards. We use performance-based restricted stock units (“PVRSUs”), that vest after three years and are determined based on absolute shareholder return and strategic goals including asset growth, controlling cost and certain ESG goals. PVRSUs represent 60% of the NEO equity awards.
•Time-based long-term incentive awards. We use time vested restricted stock units (“TVRSUs”) that vest pro-rata over a three-year period. TVRSUs represent 40% of the NEO equity awards.
•Benefits. The retirement and health benefits that are available to our NEOs are described below under “—How Compensation Components Are Determined—Retirement Benefits.”
Board Process and Independent Review of Compensation Program
The compensation committee is responsible for determining the compensation of our directors and executive officers and for establishing, implementing and monitoring adherence to our executive compensation philosophy. The compensation committee provides oversight on behalf of our Board in reviewing and administering the compensation programs, benefits, incentive and equity-based compensation plans. The compensation committee operates independently of management and receives compensation advice and data from outside independent advisors.
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
Our post-emergence compensation committee chose to engage Meridian Compensation Partners as its independent compensation consultant. In addition, with regard to the design of the management incentive program, which is reflected in our Long-Term Incentive Plan (LTIP), the compensation committee briefly engaged Lyons, Benenson & Company Inc. (individually a “compensation consultant” or “advisor” and with Meridian collectively, “the compensation consultants” or “the advisors”). The advisors did not provide any additional services to the Company or any of our affiliates during 2021. The compensation committee has reviewed the independence of each of the advisors as required by the NYSE rules, and determined that each is independent.
The compensation consultants report to, and act at the direction of, the compensation committee. The compensation consultants are independent of management, provide comparative market data regarding executive and director compensation to assist in establishing reference points for the principal components of compensation and provides information regarding compensation trends in the general marketplace, best practices, compensation practices of the Peer Groups described below, and regulatory and compliance developments. The ongoing compensation consultant regularly participates in the meetings of the compensation committee as well as meets regularly with the compensation committee in executive sessions without management present.
In determining compensation for our CEO, the compensation committee evaluates and assesses the CEO’s performance related to leadership, financial and operating results, achievement of company objectives and other considerations. The compensation consultant provides market information and perspectives on market-based adjustments, which are included in the compensation committee’s decision-making process. The compensation committee may incorporate these considerations, as well as compensation market information, into its adjustment decisions.
In determining compensation for executive officers other than our CEO, our CEO consults with the compensation consultant to review compensation market information and prior compensation decisions, and then recommends compensation adjustments to the compensation committee. Our CEO may attend compensation committee meetings at the request of the compensation committee, except when the compensation of our CEO is being discussed. The compensation committee reviews and approves all compensation for our NEOs and recommends the compensation for our directors to the full board.
Peer Groups and Benchmarking
We compete for talent with employers across many different sectors around the world, but our primary competitive market consists of offshore drilling companies and oilfield services companies. In making compensation decisions for our NEOs, each element of their total direct compensation is compared against published compensation data and data provided by the compensation consultant. Data from peer companies plays an important role in the process used by the compensation committee to determine the design, components and award levels in our executive pay program. The peer companies are chosen in part because they operate in a similar industry, form an appropriate range of revenue and asset sizes, and have similar breadth, complexity and global scope. The compensation committee conducts a review of our peer group every year in order to ensure that it remains appropriate.

2021 Benchmark Peer Group
The following compensation benchmarking peer group was developed following our emergence from bankruptcy and used as a reference when establishing 2021 target compensation program design:
Bristow Group Inc.	ChampionX Corporation	Chart Industries, Inc.
Eagle Materials Inc.	Helix Energy Solutions Group, Inc.	Helmerich & Payne, Inc.
MRC Global Inc.	Nabors Industries, Ltd.	NOV Inc.
Oceaneering International, Inc.	Patterson-UTI Energy, Inc.	Tidewater Inc.
Transocean Ltd.
How Compensation Components Are Determined
Base Salary. Base salary levels of the NEOs were determined based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the NEO’s experience, leadership, prior contribution to the Company’s success, the Company’s overall annual budget for merit increases and the NEO’s individual performance in the prior year. The compensation committee conducts an annual review of the base salaries of NEOs taking these factors into account and the committee also reviews the base salaries at the time of any promotion or significant change in job responsibilities.
2021 base salaries for our NEOs are shown in the table below:

Name	2021 Base Salary
Robert W. Eifler (1)	$800,000
Richard B. Barker	$475,000
William E. Turcotte	$470,000
Joey M. Kawaja	$330,000
Blake A. Denton	$300,000
(1) The Board approved a base salary increase for Mr. Eifler effective February 16, 2021 from $675,000.
STIP. Our STIP gives participants, including NEOs, the opportunity to earn annual cash bonuses in relation to specified target award levels defined as a percentage of their base salaries. STIP target award levels are developed based on a combination of factors, including our compensation philosophy, market compensation data, competition for key executive talent, the NEO’s experience, leadership, prior contribution to the Company’s success, the Company’s overall annual budget for merit increases and the NEO’s individual performance. The success of the Company is tied to the achievement of key performance goals that are shown below and the STIP is designed to reward executives for meeting these goals. Company performance determines STIP funding levels. Accordingly, if performance thresholds are not met, STIP awards are not funded.

The components of the performance bonus, weighting factors and threshold, target and maximum levels for corporate personnel, including NEOs, for the 2021 plan year (as revised by the Amended and Restated 2021 STIP) are set forth in the table below:

Component of Performance Bonus	How Determined	Weighting of Component	2021 Target	Threshold/Target/Maximum	Bonus Pool Multiple
Financial Efficiency Measure	Adjusted Free Cash Flow	35%	($154 million)	Threshold: ($182 million) Target: ($154 million) Maximum: ($88 million)	0.5 1 2
	Contract Drilling Margin less G&A relative to goal	35%	10.50%	Threshold: 7.50% Target: 10.50% Maximum: 14.70%	0.5 1 2
Safety Performance Measure	TRIR relative to goal	10%	0.35 (measured pursuant to the guidelines set for by the International Association of Drilling Contractors “IADC”)	Threshold: ≤ 0.40 Target: ≤ 0.35 Maximum: ≤ 0.30	0.5 1 2
	Loss of Primary Containment (LOPC)	10%	0.43	Threshold: ≤ 0.55 Target: ≤ 0.43 Maximum: ≤ 0.30	0.5 1 2
Strategic	Finalizing measurable ESG goals to be included in the Sustainability Report and publishing the report	10%	Committee Discretion	Threshold: 0.50 Target: 1.00 Maximum: 2.00	0.5 1 2
STIP – Company Performance Component
The 2021 results and the calculation of the performance component for corporate personnel, including NEOs for the 2021 plan year (as revised by the Amended and Restated 2021 STIP), are set forth in the table below:

Component of Performance Bonus	Actual 2021 Results	Bonus Pool Multiple	Component Payout (Weighting X Bonus Pool Multiple)
Adjusted Free Cash Flow	($95 million)	1.89	0.66
Contact Drilling Margin Less G&A	10.85%	1.08	0.38
TRIR Measure	0.37	0.80	0.08
Loss of Primary Containment (LOPC)	0.20	2.00	0.20
Finalizing measurable ESG goals to be included in the Sustainability Report and the publishing the report	Weighted at Target	1.00	0.10
		Goal Achievement	1.42

For any individual, including our NEOs, the Company funding factor is multiplied by the applicable individual target award to calculate the preliminary performance bonus. Individual target awards are equal to a fixed percentage of base salary. The 2021 target awards for our NEOs are set forth in the table below:

Name	Target
Robert W. Eifler	110%
Richard B. Barker	75%
William E. Turcotte	70%
Joey M. Kawaja	60%
Blake A. Denton	60%
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

Name	2021 Salary	X	STIP Target	X	Award Factor (1)	X	Individual Achievement (1)	2021 STIP
Robert W. Eifler	$800,000	X	110%	X	1.34	X	1.00	$1,179,200
Richard B. Barker	$475,000	X	75%	X	1.34	X	1.00	$477,375
William E. Turcotte	$470,000	X	70%	X	1.34	X	1.00	$440,860
Joey M. Kawaja	$330,000	X	60%	X	1.34	X	1.00	$265,320
Blake A. Denton (2)	$300,000	X	60%	X	1.34	X	1.00	$241,200
(1)Award factor resulted in multiplier of 1.42 overall. For the NEOs, the award factor was reduced for operational performance matters. Individual achievement goals were determined at target or a 1 multiple.
(2)Mr. Denton was named an executive officer on February 5, 2021 upon emergence.
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
The value of long-term incentive compensation awards is determined annually based on the analysis of competitive data. In particular, this value is developed considering our objectives for this component of total compensation relative to the pay of the companies in the Benchmark Peer Group and is set to be competitive with the Benchmark Peer Group. Our CEO recommends for consideration and approval by the compensation committee the total value of awards for all positions other than his or her own. The compensation committee determines the total award value for our CEO and, based in part on the CEO’s recommendations, for the other NEOs. In connection with our emergence from the Chapter 11 Cases all previously outstanding equity awards were cancelled on the Effective Date.
Following the Effective Date, in February 2021, the current compensation committee approved the Noble Corporation 2021 Long-Term Incentive Plan (the “2021 LTIP”) and approved equity grants (the “Emergence Grants”) under the 2021 LTIP to selected members of the Company’s senior management, including each of the NEOs. The compensation committee based its decision to approve the Emergence Grants on a review of market practices for companies following emergence from Chapter 11, and to serve the following objectives:
•Strengthen alignment with the interests of our new shareholders;
•Support a strong performance-based culture:
•Enhance the ability to retain key talent through the post-emergence period.
These awards were granted in the form of 40% TVRSUs and 60% PVRSUs. TVRSUs vest one-third per year over three years commencing one year from the award date. PVRSU awards are determined based on absolute total shareholder return and certain strategic goals, and will vest, to the extent earned, after the end of the three-year performance period (2021-2023). The Emergence Grant PVRSU awards vest 50% based upon the level of absolute total shareholder return (“TSR”) and 50% based upon the achievement of certain strategic goals, in each case at the end of the applicable performance period. The final number of PVRSUs subject to TSR metrics that vest may range from 0% to 200% of the target number of such PVRSUs, where 50% of the target PVRSUs will vest if the threshold TSR level of 8% is met, 100% will vest if the target TSR level of 12% is met and 200% will vest if the maximum TSR level of 20% or more is met. The PVRSUs that vest based on strategic goals depend on the actual achievement of these strategic goals compared to expected achievement. The strategic goals are weighted 50% on asset growth, 30% on controlling costs and 20% on our ESG goals. The final number of PVRSUs within each strategic goal that vest may range from 0% to 200% of the target number of such PVRSUs, where 50% of the target PVRSUS will vest if the threshold of “partial” achievement is met, 100% will vest if the target of expected achievement is met and 200% will vest if the maximum of “outstanding” achievement is met.
As is customary market practice to entice and retain management to stay with a restructured company, Legacy Noble negotiated and agreed with its creditors during the bankruptcy process certain aspects of executive compensation to be effective upon emergence. Among these items were the allocation of shares reserved for the Company’s post-emergence LTIP, the percentage of such shares that would be awarded in the first year after emergence, and the allocation of such shares that would be awarded as time vested awards in the first year. The creditors agreed to allocate 10% of the fully diluted shares of the Company to the LTIP and to allow an award of 40% of such shares in the first year, with 40% of such shares represented by time vested equity awards, each of which was based on market comparables. New employment agreements for the NEOs were also negotiated with the creditors.
The Emergence Grant equity awards were made using a price per share of $13.46 based on third-party implied market prices immediately prior to emergence, and in consultation with our creditors. The values reflected in our accounting records were $20.15 for the 2021 PVRSUs and $16.44 for the 2021 TVRSUs. The respective 2021 PVRSU and TVRSU values are set forth in the tables below.
2021 PVRSU Values

Name	Award Values @ $13.46	Award Values @ $20.15
Robert W. Eifler	$10,080,221	$15,090,375
Richard B. Barker	$2,767,241	$4,142,639
William E. Turcotte	$2,145,389	$3,211,709
Joey M. Kawaja	$1,243,704	$1,861,860
Blake A. Denton	$1,243,704	$1,861,860
2021 TVRSU Values

Name	Award Values @ $13.46	Award Values @ $16.44
Robert W. Eifler	$6,720,147	$8,207,966
Richard B. Barker	$1,844,828	$2,253,266
William E. Turcotte	$1,430,260	$1,746,914
Joey M. Kawaja	$829,136	$1,012,704
Blake A. Denton	$829,136	$1,012,704
Retirement Benefits
We offer retirement programs that are intended to supplement the personal savings and social security for covered officers and other employees. The programs include the Noble Services Company LLC 401(k) and Profit Sharing Plan, the Noble Services LLC 401(k) Savings Restoration Plan, the Noble Services Company LLC Salaried Employees’ Retirement Plan, and the Noble Services Company LLC Retirement Restoration Plan. The Company decided to terminate the Noble Services Company LLC 401(k) Savings Restoration Plan in November 2021.

The Company believes that the retirement programs described below assist the Company in maintaining a competitive position in attracting and retaining officers and other employees. A description of these plans, including eligibility and limits, is set forth in the following table.

Plan	Description & Eligibility	Benefits & Vesting
401(k) and Profit Sharing Plan	Qualified defined contribution plan that enables qualified employees, including NEOs, to save for retirement through a tax-advantaged combination of employee and Company contributions.	Following the discontinuation of matching contributions in 2020 in connection with the Chapter 11 Cases, effective March 1, 2021, the Company reinstated the matching contributions at the rate of $0.70 to $1.00 per $1.00 (up to 3% of base pay) depending on years of service. The Company did not make an annual discretionary profit sharing contribution for 2021.
401(k) Savings Restoration Plan	Unfunded, nonqualified employee benefit plan under which specified employees may defer compensation in excess of 401(k) plan limits.	Vesting and, to the extent an employee is prohibited from participating in the 401(k) Savings Plan, matching provisions mirror 401(k) Savings Plan. The Company did not offer enrollment in the plan for 2022.
Salaried Employees’ Retirement Plan	Qualified defined benefit pension plan available to participants originally hired on or before July 31, 2004.	Benefits are determined by years of service and average monthly compensation near retirement. The plan was amended effective December 31, 2016 to cease future benefit accruals.
Retirement Restoration Plan	Unfunded, nonqualified defined benefit pension plan available to participants originally hired on or before July 31, 2004.	Eligible compensation in excess of Internal Revenue Service (“IRS”) annual compensation limit for a given year is considered in the Retirement Restoration Plan. The plan was amended effective December 31, 2016 to cease future benefit accruals.
For additional information regarding these plans, please see the description under “—2021 Compensation Information—Retirement Payments and Benefits.”
Other Benefits and Perquisites
The Company provides healthcare, life and disability insurance, and other employee benefit programs to its employees, including NEOs, which the Company believes assists in maintaining a competitive position in terms of attracting and retaining officers and other employees. These employee benefits plans are provided on a non-discriminatory basis to all employees.
The Company provides only minimal perquisites and other personal benefits to NEOs. The Company and the compensation committee believe these are reasonable and consistent with its overall compensation program. Attributed costs of perquisites for NEOs for the year ended December 31, 2021 are included in the All Other Compensation column of the Summary Compensation Table.
Share Ownership Policy and Holding Requirements
The current Board has adopted a share ownership policy applicable to the officers and directors, including NEOs. The share ownership policy requires covered persons to hold shares with an aggregate value in excess of specified multiples of their base salary or annual retainer as set forth below. No sale should be made until the holding requirement is met, and the requirement must be met for each sale of stock.

Position	Minimum Ownership Thresholds
Chief Executive Officer	6.0 Times Then-Current Base Salary
Senior Vice President	3.0 Times Then-Current Base Salary
Vice President	1.0 Times Then-Current Base Salary
Non-Executive Director	5.0 Times Then-Current Annual Retainer
Securities Trading Policy and Timing of Equity-Based Awards
The Company’s policy on trading in Company shares prohibits directors, officers, employees and agents from hedging or engaging in short sale transactions or buying or selling puts or calls involving Company securities and prohibits purchases of Company securities on margin. The Company’s policy on trading in Company shares also prohibits directors, officers, employees and agents from purchasing or selling Company securities while in possession of any material information about the Company or its operations that has not been publicly disclosed. As such, and in addition to our pre-clearance procedures, directors, officers and certain designated employees and consultants are prohibited from buying or selling Company securities during our quarterly blackout periods (which begins on the first day of the month following the end of each fiscal quarter and extends until one full trading day has elapsed after the day on which the Company’s quarterly or annual earnings for the applicable period are released) and during certain situation-specific blackout periods in which developments known to the Company have not yet been disclosed to the public. However, the Company does permit directors, officers or employees to enter into Rule 10b5-1 sales or purchase plans in accordance with our pre-clearance procedures if they so desire.
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
In addition, Section 304 of the Sarbanes-Oxley Act of 2002 generally requires US-listed public company chief executive officers and chief financial officers to disgorge bonuses, other incentive-based or equity-based compensation and profits on sales of company stock that they receive within the 12-month period following the public release of financial information if there is a restatement because of material noncompliance, due to misconduct, with financial reporting requirements under the federal securities laws.
The Company will continue to monitor applicable rule-making actions of the SEC in order to meet any future clawback requirements.
Employment Agreements
In connection with our emergence from the Chapter 11 Cases, we entered into employment agreements with Mr. Eifler and certain other officers. Messrs. Eifler, Barker, Turcotte, Kawaja and Denton are each party to an employment agreement with the Company, each effective as of February 5, 2021 (the “Effective Date”). Each employment agreement has a term commencing on the Effective Date and ending on the third anniversary of such date unless earlier terminated in accordance with its terms; provided, however, that on such third anniversary and on each annual anniversary thereafter, the employment term will be automatically extended for an additional year, unless at least 90 days prior to such anniversary either party gives notice that the employment term shall not be so extended.
Pursuant to the employment agreements, each executive will be paid (i) an annual base salary, subject to increases as provided from the Board from time to time; (ii) an annual bonus; and (iii) standard employee benefits, including vacation, sick leave and other benefits consistent with company policies. The executives will be reimbursed for reasonable expenses incurred in the performance of services under their respective employment agreements, including, but not limited to, travel expenses. Each employment agreement contains confidentiality, non-solicitation and cooperation provisions. Mr. Eifler’s employment was amended on March 9, 2021 to also include a 12-month non-competition provision.
In the event any of Messrs. Eifler, Barker or Turcotte are terminated without cause or resign for good reason, they are entitled to a severance payment equal to (i) 24 months of their annual base salary and annual target bonus, (ii) the cost of 18 months of COBRA continuation coverage, (iii) the annual bonus for the previous year, to the extent not yet paid, (iv) a pro rata bonus for the year of separation, and (v) six months of outplacement services. If their termination without cause or resignation for good reason occurs in connection with a change in control, then they are entitled to an additional 12 months of annual base salary and annual target bonus. In exchange for receiving severance, whether or not in connection with a change of control, the executives must sign a release agreement and be subject to certain restrictive covenants, including 12 months of not soliciting business from Noble’s or its affiliates’ customers and 24 months of not soliciting any other employees to leave Noble or its affiliates. Mr. Eifler’s 12-month non-competition restriction prohibits him from providing certain services to, or in any way engaging in, any business which is primarily engaged in contract drilling services for offshore oil and gas wells and that competes with Noble or its affiliates anywhere in the world.
In the event any of Messrs. Kawaja or Denton are terminated without cause, they are entitled to a severance payment equal to (i) six months of their annual base salary and fifty percent of their annual target bonus, (ii) the cost of 18 months of COBRA continuation coverage, (iii) the annual bonus for the previous year, to the extent not yet paid (iv) a pro rata bonus for the year of separation, and (v) six months of outplacement services. If their termination without cause occurs in connection with a change in control, or if they resign for good reason in connection with a change in control, they will receive the benefits listed above, except that instead of receiving six months of their annual base salary and fifty percent of their annual target bonus, they will receive 12 months of annual base salary and their full annual target bonus. In exchange for receiving severance, whether or not in connection with a change of control, the executives must sign a release agreement and be subject to certain restrictive covenants, including 12 months of not soliciting business from Noble’s or its affiliates customers and 24 months of not soliciting any other employees to leave Noble or its affiliates.
In the event any of the executives’ employment is terminated as a result of their death or disability, they are entitled to the annual bonus for the previous year, to the extent not yet paid, and vested amounts or benefits under any plan, program, or agreement.

Additionally, the employment agreements provide that if any portion of the payments or benefits provided in connection with a change in control (whether or not pursuant to an employment agreement) becomes subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax benefit to the executive.
Impact of Accounting and Tax Treatments of Compensation
As a result of tax reform that became effective on January 1, 2018, future grants of performance awards no longer qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) of the Code limits the annual tax deduction to US $1 million for compensation paid by a publicly held company to its chief executive officer, its chief financial officer, and each of the company's three other most highly compensated named executive officers. Although the deductibility of compensation is a consideration evaluated by the compensation committee, the compensation committee believes that the lost deduction on compensation payable in excess of the US $1 million limitation is not material relative to the benefit of being able to attract and retain talented management. We have also awarded compensation that might not be fully tax deductible when such grants were nonetheless in the best interest of us and our stockholders. Accordingly, the compensation committee will continue to retain the discretion to pay compensation that is subject to the US $1 million deductibility limit.
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
Compensation Committee Interlocks and Insider Participation
Prior to the Effective Date, our compensation committee was comprised of Jon A. Marshall, Chair, Julie H. Edwards and Gordon T. Hall, and after the Effective Date, our committee was comprised of Melanie M. Trent, Chair, Alan J. Hirshberg and Charles M. Sledge. All of the directors who served as members of the compensation committee during 2021 were independent non-executive directors. None of the members of the compensation committee during 2021 has served as an officer or employee of the Company, and none of our executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of our Board.
Compensation Committee Report
The compensation committee’s primary task is to assist the Board in reviewing and setting executive officer and employee compensation, benefits and incentive and equity-based compensation plans. The compensation committee also assists in the preparation and review of the Compensation Discussion and Analysis which sets out the compensation philosophy and describes how compensation decisions support and implement our philosophy. The compensation committee consists entirely of independent directors and operates independently of management in consultation with its compensation consultant.
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report. Based on such review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.
COMPENSATION COMMITTEE
Melanie M. Trent, Chair
Alan J. Hirshberg
Charles M. Sledge

    March 11, 2022

2021 Compensation Information
Summary Compensation Table
The following table sets forth the compensation of our NEOs during 2021 pursuant to the applicable rules of the SEC.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)(3)	Option Awards	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)		All Other Compensation		Total
Robert W. Eifler: President and Chief Executive Officer
	2021	$800,000	$—	$23,298,341	$—	$1,179,200	$—		$8,600	(8)	$25,286,141
	2020	$560,534	$1,545,200	$1,114,516	$—	$1,637,700	$—		$24,336	(8)	$4,882,286
	2019	$360,417	$—	$683,038	$—	$399,000	$—		$40,062	(8)	$1,482,517
Richard B. Barker: Senior Vice President and Chief Financial Officer
	2021	$475,000	$—	$6,395,905	$—	$477,375	$—		$5,888	(9)	$7,354,168
	2020	$360,361	$1,630,000	$180,000	$—	$686,250	$—		$2,975	(9)	$2,859,586
William E. Turcotte: Senior Vice President, General Counsel, and Corporate Secretary
	2021	$470,000	$—	$4,958,623	$—	$440,860	$—		$6,687	(10)	$5,876,170
	2020	$470,000	$1,195,000	$440,323	$—	$604,000	$—		$21,498	(10)	$2,730,821
	2019	$469,167	$—	$1,044,653	$—	$493,500	$—		$33,354	(10)	$2,040,674
Joey M. Kawaja: Vice President of Operations (6)
	2021	$330,000	$—	$2,874,564	$—	$265,320	$—	(14)	$8,870	(11)	$3,478,754
	2020	$280,167	$323,775	$110,081	$—	$188,025	$90,760		$14,003	(11)	$1,006,811
Blake A. Denton: Vice President, Marketing and Contracts
	2021	$300,000	$—	$2,874,564	$—	$241,200	$—		$8,333	(12)	$3,424,097
Julie J. Robertson: Former Executive Chairman; former President and Chief Executive Officer (7)
	2021	$51,283	$—	$—	$—	$—	$—	(14)	$8,743,835	(13)	$8,795,118
	2020	$649,388	$—	$1,322,559	$—	$500,000	$839,291		$3,910,781	(13)	$7,222,019
	2019	$882,083	$—	$4,771,239	$—	$1,947,000	$1,092,894		$255,428	(13)	$8,948,644
Note: Please see the footnotes below which apply to both the Summary Compensation Table and the additional table below.
On June 26, 2020, in response to the ongoing significant market uncertainty, the Board approved modifications to the Company’s overall compensation programs to more appropriately retain and motivate its key employees during a period of uncertainty and increased workload, In addition, the Board undertook other measures including adopting the Restated 2021 STIP and the OCAP. These awards, as well as 2019 retention awards, Mr. Eifler’s inducement award and Mr. Barker’s onboarding awards, were paid in July 2020 but remained subject to repayment per the terms of the agreements. The following amounts were paid in July 2020 and are reflected in the table above.

Name	OCAP Retention (1)	Other Retention (1)	Intended Value of Stock Awards (2)	2021 STIP (3)	OCAP Performance (3)	July 2020 Cash Payments
Robert W. Eifler	$895,200	$650,000	$1,000,000	$742,500	$895,200	$4,182,900
Richard B. Barker	$330,000	$1,300,000	$180,000	$356,250	$330,000	$2,496,250
William E. Turcotte	$275,000	$920,000	$440,400	$329,000	$275,000	$2,239,400
Joey M. Kawaja	$68,775	$255,000	$110,050	$119,250	$68,775	$621,850
(1)The cash performance bonuses awarded under the STIP are disclosed in the Non-Equity Incentive Plan column.

(2)Represents the grant date fair value of the awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 including PVRSUs and TVRSUs emergence awards granted on February 19, 2021. With respect to PVRSUs, amounts are based on probable achievement level of the underlying performance conditions as of the grant date. See “Note 9—Equity” of the Original Filing for a description of the assumptions made in our valuation of restricted stock units and stock option awards. In July 2020, the awards were cancelled and the intended value of the awards was paid in cash, subject to certain clawback obligations. As the conditions of retaining the awards were achieved, the awards are not subject to repayment..
(3)The Driller Peer Group used as a benchmark for 2019 and 2020 PVRSU awards or performance vested cash incentive awards in lieu of PVRSUs included Diamond Offshore Drilling, Inc. Transocean Ltd., Valaris plc, and Seadrill. We used the Driller Peer Group to measure our performance for the vesting of performance based long-term equity incentives prior to our filing for Chapter 11.
(4)The cash performance bonuses awarded under the STIP.
(5)The amounts in this column represent the aggregate change in the actuarial present value of each NEO’s accumulated benefit under the Noble Services Company LLC Salaried Employees’ Retirement Plan and the Noble Services Company LLC Retirement Restoration Plan for the year. There are no deferred compensation earnings reported in this column, as the Company’s nonqualified deferred compensation plans do not provide above-market or preferential earnings on deferred compensation,
(6)Mr. Kawaja, who formerly served as Regional Manager of the Americas, was appointed Vice President of Operations of the Company effective October 7, 2020.
(7)Effective as of the close of the Company’s Annual General Meeting of Shareholders held on May 21, 2020, Ms. Robertson stepped down from her positions of President and Chief Executive Officer of the Company and transitioned to the position of Executive Chairman, and Mr. Eifler, who formerly served as Senior Vice President - Commercial, succeeded Ms. Robertson as President and Chief Executive Officer. On February 5, 2021, when the Company successfully completed its financial restructuring and the Debtors emerged from the Chapter 11 Cases, Ms. Robertson retired from her position as Executive Chairman. Ms. Robertson did not receive any equity awards in 2021 or hold any equity awards at the time of her termination.
(8)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) ($4,000 for 2021), the Noble Services Company LLC 401(k) and Profit Sharing Plan ($13,897 for 2020, and $15,618 for 2019), foreign tax payments in connection with a former expatriate assignment ($297 for 2020, and $17,109 for 2019), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance and for tax preparation services.
(9)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) ($2,951 for 2021), the Noble Services Company LLC 401(k) and Profit Sharing Plan ($1,166 for 2020) and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(10)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) ($3,525 for 2021), the Noble Services Company LLC 401(k) and Profit Sharing Plan ($17,350 for 2020, and $17,200 for 2019), dividend equivalents ($11,353 for 2019), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(11)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) ($5,775 for 2021), the Noble Services Company LLC 401(k) and Profit Sharing Plan ($11,908 for 2020), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(12)The amount in the All Other Compensation column includes Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($5,250), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance.
(13)For 2021, the amount in the All Other Compensation column includes two retirement plan distributions one on August 13, 2021 in the amount of $3,473,135 from the Noble Services Company LLC 401(k) Savings Restoration Plan and the other on September 1, 2021 in the amount of $5,208,388 from The Noble Services Company LLC Retirement Restoration Plan; vacation payment of $57,691, tax preparation fees of $4,319, and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance. The amount in the All Other Compensation column includes $3,850,000 payable pursuant to a Transition Agreement entered into with Julie J. Robertson in connection with her transition to the position of Executive Chairman (the “Transition Agreement”), Company contributions to the Noble Services Company LLC 401(k) and Profit Sharing Plan ($22,700 for 2020, and $22,300 for 2019), foreign tax payments $20,796 for 2020, and $194,898 for 2019), dividend equivalents ($20,086 for 2019), and premiums paid by the Company for life, AD&D, long term disability, and business travel and accident insurance and for tax preparation services.
(14)Pension and nonqualified deferred compensation accounts incurred losses during 2021 as follows: Mr. Kawaja - ($61,243) and Ms. Robertson - ($6,450,903).
Grants of Plan-Based Awards
The following table sets forth certain information about grants of plan-based awards during the year ended December 31, 2021 to each of the NEOs. In connection with our emergence from the Chapter 11 Cases, on the Effective Date, all existing equity of our Predecessor was cancelled, including all outstanding restricted stock awards for each NEO. For a description of the material terms of the awards reported in the Grants of Plan-Based Awards table, including performance-based conditions and vesting schedules applicable to such awards, see “Compensation Discussion and Analysis — How Compensation Components Are Determined.”

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Target ($)(1)	Threshold	Target	Maximum
Robert W. Eifler	2/19/2021	$880,000	374,451	748,902	1,497,804	499,268	—	$—	$23,298,341
Richard B. Barker	2/19/2021	$356,250	102,795	205,590	411,180	137,060	—	$—	$6,395,905
William E. Turcotte	2/19/2021	$329,000	79,695	159,390	318,780	106,260	—	$—	$4,958,623
Joey M. Kawaja	2/19/2021	$198,000	46,200	92,400	184,800	61,600	—	$—	$2,874,564
Blake A. Denton	2/19/2021	$180,000	46,200	92,400	184,800	61,600	—	$—	$2,874,564

(1)Represents the dollar value of the target amount of Performance Bonuses awarded under the STIP. The Performance Bonus awarded to the NEOs under the STIP is set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
(2)Represents the number of PVRSUs awarded during the year ended December 31, 2021 under the 2021 Noble Corporation Long-Term Incentive Plan. Threshold equals 50% of target and maximum equals 200% of target.
(3)Represents the number of TVRSUs awarded during the year ended December 31, 2021 under the 2021 Noble Corporation Long-Term Incentive Plan. TVRSUs vested over three years, with one-third vesting per year on each anniversary of the grant date.
(4)Represents the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information about outstanding equity awards at December 31, 2021 held by the NEOs. In connection with our emergence from the Chapter 11 Cases, on the Effective Date, all existing equity of our Predecessor was cancelled, including all outstanding restricted stock awards for each NEO.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Share Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Share Units or Other Rights That Have Not Vested (#)(4)
Robert W. Eifler	499,268	$8,207,966	748,902	$15,090,375
Richard B. Barker	137,060	$2,253,266	205,590	$4,142,639
William E. Turcotte	106,260	$1,746,914	159,390	$3,211,709
Joey M. Kawaja	61,600	$1,012,704	92,400	$1,861,860
Blake A. Denton	61,600	$1,012,704	92,400	$1,861,860
(1)Total number of TVRSUs emergence grant in February 2021.
(2)The grant date value of TVRSUs.
(3)Total number of PVRSUs emergence grant in February 2021.
(4)The grant date value of PVRSUs
.Option Exercises and Stock Vested
The following table sets forth certain information about the amounts received upon the exercise of options or the vesting of restricted stock units during the year ended December 31, 2021 for each of the NEOs on an aggregated basis. As noted above, all existing equity of our Predecessor was canceled in connection with our emergence from the Chapter 11 Cases, including all then outstanding equity awards for each NEO. None of the post-emergence PVRSUs and TVRSUs vested in 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert W. Eifler	—	$—	—	$—
Julie J. Robertson	—	$—	—	$—
Richard B. Barker	—	$—	—	$—
William E. Turcotte	—	$—	—	$—
Joey M. Kawaja	—	$—	—	$—
Barry M. Smith	—	$—	—	$—

Retirement Payments and Benefits
The following table sets forth certain information about retirement payments and benefits under Noble’s defined benefit plans for each of the NEOs that are participants in the Noble Services Company LLC Salaried Employees’ Retirement Plan and the Noble Services Company LLC Retirement Restoration Plan.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During Last Fiscal Year ($)
Joey M. Kawaja	Salaried Employees’ Retirement Plan	18.5	$369,497	$—
Julie J. Robertson	Salaried Employees’ Retirement Plan	28.0	$1,597,019	$—
(1)Computed as of December 31, 2021, which is the same pension plan measurement date used for financial statement reporting purposes for our audited consolidated financial statements and notes thereto included in the Original Filing.
(2)For purposes of calculating the amounts in this column, retirement age was assumed to be the normal retirement age of 65, as defined in the Noble Services Company LLC. Salaried Employees’ Retirement Plan. A description of the valuation method and all material assumptions applied in quantifying the present value of accumulated benefit is set forth in Note 13 to our audited consolidated financial statements in the Original Filing.
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
Nonqualified Deferred Compensation
The following table sets forth certain information as of December 31, 2021 for the NEOs who are participants in the Noble Services Company LLC 401(k) Savings Restoration Plan, which was approved for termination on November 30, 2022.

Name (1)	Executive Contributions in Last FY ($) (2)	Company Contributions in Last FY ($) (3)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)(4)	Aggregate Balance at Last FYE ($)
Robert W. Eifler	$—	$—	$20,367	$—	$143,489
Blake Denton	$125	$—	$197	$—	$1,675
Julie J. Robertson	$—	$—	$476,738	$3,473,135	$408,949
(1)Noble Services Company LLC 401(k) Savings Restoration Plan participants are included on this table.
(2)The Executive Contributions reported in this column are also included in the Salary column of the Summary Compensation Table.
(3)The Company Contributions reported in this column are also included in the All Other Compensation column of the Summary Compensation Table.
(4)Ms. Robertson’s distribution was made on August 13, 2021.

The Noble Services Company LLC 401(k) Savings Restoration Plan (which applies to compensation deferred by a participant that was vested prior to January 1, 2005) and the Noble Services Company LLC 2009 401(k) Savings Restoration Plan (which applies to employer matching contributions and to compensation that was either deferred by a participant or became vested on or after January 1, 2005) are nonqualified, unfunded employee benefit plans. Under the 401(k) Savings Restoration Plans, certain specified employees of the Company and its subsidiaries could elect to defer compensation in excess of amounts deferrable under the Noble Services Company LLC 401(k) and Profit Sharing Plan and, subject to certain limitations specified in the plan, could receive employer matching contributions in cash. The employer matching amount is determined in the same manner as are employer matching contributions under the Noble Services Company LLC 401(k) and Profit Sharing Plan. Effective June 1, 2020, the Company discontinued matching contributions, and effective March 1, 2021, the Company reinstated the matching contributions at the rate of $0.70 to $1.00 contributed (up to 3% of base pay).
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
Potential Payments on Termination or Change of Control
Employment Agreements in Effect at December 31, 2021
The change of control agreements that were in place prior to the Effective Date were terminated in connection with our emergence from the Chapter 11 Cases. The employment agreements in place as of December 31, 2021 are described above in the “Employment Agreements” section. As noted in that section, the employment agreements provide that if any portion of the payments or benefits provided in connection with a change in control (whether or not pursuant to an employment agreement) becomes subject to the excise tax under Section 4999 of the Internal Revenue Code, then the payments and benefits will be reduced to the extent such reduction would result in a greater after-tax benefit to the executive. None of our NEOs would be subject to a reduction based on the assumptions in the table below.
In the employment agreements, a “change of control” is generally defined as:
•the acquisition of more than 50 percent of either of the Company’s outstanding shares or combined voting power of outstanding voting securities, but excluding any acquisition by the Investment Manager or its affiliates (other than portfolio companies), from the Company or by the Company, or any employee benefit plan sponsored or maintained by the Company or any company controlled by the Company, or any acquisition by any corporation under a reorganization, merger, amalgamation or consolidation if the conditions described below in the third bullet point below are satisfied;
•individuals who constituted the incumbent board of directors (as defined in the agreement) of the Company ceased for any reason to constitute a majority of the board of directors;
•consummation of a reorganization, merger, amalgamation or consolidation of the Company, unless following such a reorganization, merger, amalgamation or consolidation 50 percent of the then outstanding shares of common stock (or equivalent security) of the company resulting from such transaction and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors were then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such transaction in substantially the same proportion as their ownership immediately prior to such transaction; or,
•consummation of a sale or other disposition of all or substantially all of the assets of the Company, other than to a company, for which following such sale or other disposition, 50 percent of the then outstanding shares of common stock (or equivalent security) of such company and the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors were then beneficially owned by all or substantially all of the persons who were the beneficial owners of the outstanding shares immediately prior to such sale or other disposition of assets.
However, a “change of control” would not occur as a result of a transaction if (i) in connection with the Chapter 11 Cases, or any subsequent in or out of court reorganization (whether chapter 11 or otherwise); (ii) if the Company became a direct or indirect wholly owned subsidiary of a holding company and immediately following, either (A) the shareholdings for such holding company immediately following such transaction were the same as the shareholdings immediately prior to such transaction or (B) the shares of the Company’s voting securities outstanding immediately prior to such transaction constituted, or were converted into or exchanged for, a majority of the outstanding voting securities of such holding company immediately after giving effect to such transaction; or (iii) where payments are benefits are considered nonqualified deferred compensation within the meaning of Internal Revenue Code Section 409A and payment is affected by or due upon a “change in control” and such transaction does not constitute a “change in control” as defined in Internal Revenue Code Section 409A.
The table below sets forth the potential payments to our named executive officers if their employment with the Company had terminated or a change in control had occurred, in each case, as of December 31, 2021.

NEO	Death or Disability		Retirement		Termination without Cause		Resignation for Good Reason		Termination without Cause or Resignation for Good Reason After Change in Control
Robert W. Eifler
Severance Payment	$—		$—		$3,360,000	(1)	$3,360,000	(1)	$5,040,000	(2)
Pro Rata Bonus	1,179,200	(3)	—		1,179,200	(3)	1,179,200	(3)	1,179,200	(3)
Welfare Benefit Continuation	—		—		36,567	(4)	36,567	(4)	36,567	(4)
Outplacement Services	—		—		50,000	(5)	50,000	(5)	50,000	(5)
Accelerated Vesting of Equity Awards	21,358,450	(6)	—		27,091,787	(6)	27,091,787	(6)	32,825,123	(6)
Richard B. Barker
Severance Payment	—		—		1,662,500	(1)	1,662,500	(1)	2,493,750	(2)
Pro Rata Bonus	477,375	(3)	—		477,375	(3)	477,375	(3)	477,375	(3)
Welfare Benefit Continuation	—		—		36,567	(4)	36,567	(4)	36,567	(4)
Outplacement Services	—		—		50,000	(5)	50,000	(5)	50,000	(5)
Accelerated Vesting of Equity Awards	5,863,363	(6)	—		5,863,363	(6)	5,863,363	(6)	9,011,216	(6)
William E. Turcotte
Severance Payment	—		—		1,598,000	(1)	1,598,000	(1)	2,397,000	(2)
Pro Rata Bonus	440,860	(3)	—		440,860	(3)	440,860	(3)	440,860	(3)
Welfare Benefit Continuation	—		—		—		—		—
Outplacement Services	—		—		50,000	(5)	50,000	(5)	50,000	(5)
Accelerated Vesting of Equity Awards	4,545,753	(6)	4,545,753	(6)	4,545,753	(6)	4,545,753	(6)	6,986,223	(6)
Joey M. Kawaja
Severance Payment	—		—		264,000	(7)	264,000	(7)	528,000	(8)
Pro Rata Bonus	265,320	(3)	—		265,320	(3)	265,320	(3)	265,320	(3)
Welfare Benefit Continuation	—		—		36,567	(4)	36,567	(4)	36,567	(4)
Outplacement Services	—		—		50,000	(5)	50,000	(5)	50,000	(5)
Accelerated Vesting of Equity Awards	2,635,219	(6)	—		2,635,219	(6)	2,635,219	(6)	4,049,984	(6)
Blake A. Denton
Severance Payment	—		—		240,000	(7)	240,000	(7)	480,000	(8)
Pro Rata Bonus	241,200	(3)	—		241,200	(3)	241,200	(3)	241,200	(3)
Welfare Benefit Continuation	—		—		36,567	(4)	36,567	(4)	36,567	(4)
Outplacement Services	—		—		50,000	(5)	50,000	(5)	50,000	(5)
Accelerated Vesting of Equity Awards	2,635,219	(6)	—		2,635,219	(6)	2,635,219	(6)	4,049,984	(6)
(1)If Messrs. Eifler’s, Barker’s or Turcotte’s employment was terminated by us without cause or by them for good reason (not in connection with a change in control), they would have been entitled to receive a lump sum payment equal to 2 times (a) their base salary and (b) their target annual bonus.
(2)If Messrs. Eifler’s, Barker’s or Turcotte’s employment was terminated by us without cause or by them for good reason (in connection with a change in control), they would have been entitled to receive a lump sum payment equal to 3 times (a) their base salary and (b) their target annual bonus.

(3)If any of our named executive officer’s employment was terminated as a result of their death, disability, by us without cause (whether or not in connection with a change in control) or by them for good reason (for Messrs. Eifler, Barker and Turcotte, whether or not in connection with a change in control and for Messrs. Denton and Kawaja only in connection with a change in control), pursuant to their employment agreements, they would have been entitled to receive their actual annual bonus, or their target annual bonus in the event of death, for the year of termination, prorated based on the number of days employed during the calendar year. This table assumes that their actual annual bonus paid for 2021.
(4)If any of our named executive officers employment was terminated by us without cause (whether or not in connection with a change in control) or by them for good reason (for Messrs. Eifler, Barker and Turcotte, whether or not in connection with a change in control and for Messrs. Denton and Kawaja only in connection with a change in control), pursuant to their employment agreements, they would have been entitled to receive 18 months of COBRA continuation coverage under our group health plan in effect at the time of their termination. Mr. Turcotte does not participate in our group health plan and therefore would not receive COBRA continuation thereunder.
(5)If any of our named executive officers employment was terminated by us without cause (whether or not in connection with a change in control) or by them for good reason (for Messrs. Eifler, Barker and Turcotte, whether or not in connection with a change in control and for Messrs. Denton and Kawaja only in connection with a change in control), pursuant to their employment agreements, they would have been entitled to receive reimbursement for outplacement services for six months following termination, up to $50,000.
(6)Represents the value of TVRSUs and PVRSUs that would vest upon each applicable termination scenario. These amounts are detailed in the narrative and table immediately below in the “Noble Incentive Plan” section.
(7)If Messrs. Denton’s or Kawaja’s employment was terminated by us without cause (not in connection with a change in control), they would have been entitled to receive a lump sum payment equal to 0.5 times (a) their base salary and (b) their target annual bonus.
(8) If Messrs. Denton’s or Kawaja’s employment was terminated by us without cause or by them for good reason (in connection with a change in control), they would have been entitled to receive a lump sum payment equal to 1 times (a) their base salary and (b) their target annual bonus. Represents an estimate of the costs to the Company of outplacement services for six months.
The Noble Incentive Plan
Following the Effective Date, we granted TVRSUs and PVRSUs to our NEOs, each of which continued to be subject to vesting restrictions as of December 31, 2021.
The TVRSU award agreements provide that, upon the termination of any of the NEOs’ employment due to disability, death, retirement, by the company without “cause” or by the NEO for “good reason”, all outstanding TVRSUs will vest.
The PVRSU award agreements provide that, upon the termination of any of the NEO’s employment due to disability, death or retirement, the PVRSUs will vest will vest based upon (1) actual performance for those PVRSUs where an interim performance period has occurred or for which actual performance has been determined to have been achieved and (2) target performance for those PVRSUs that have not reached an interim performance period or for which actual performance cannot be determined, with such amount in clause (2) prorated based on number of calendar months the NEO is employed during the performance period over a total of 35 months. Upon a termination of our CEO’s employment by the company without “cause” or by our CEO for “good reason”, his PVRSUs will vest based on the greater of actual performance achieved or target performance, with any PVRSUs where an interim performance period has not occurred or for which actual performance cannot be determined prorated based on the number of calendar months he is employed during the performance period plus an additional twelve months over a total of 35 months. Upon a termination of our other NEOs employment by the company without “cause” or for “good reason,” their PVRSUs will vest based on actual performance, with any PVRSUs where an interim performance period has not occurred or for which actual performance cannot be determined prorated based on the number of calendar months they were employed during the performance period over 35 months. If such termination without “cause” or for “good reason” occurs within 12 months following a change in control, our NEOs’ PVRSUs will vest based upon (a) for those PVRSUs where an interim performance period has occurred and for which actual performance can be determined, the greater of actual or target performance for our CEO, and actual performance for our other NEOs and (b) where an interim performance period has not occurred and for which actual performance cannot be determined, target performance for those PVRSUs for all of our NEOs.
The PVRSU award agreements generally define a “change in control” as:
•the acquisition in a transaction, or series of transactions over 18 months, of more than 50 percent of either of the Company’s outstanding shares or combined voting power of outstanding voting securities but excluding any acquisition by the Company or any employee benefit plan sponsored or maintained by the Company or any company controlled by the Company, or any acquisition by any company following a reorganization, merger, amalgamation or consolidation if the conditions described below in the third bullet point below are satisfied;
•individuals who constituted the incumbent board of directors of the Company ceased for any reason to constitute a majority of the board of directors;
•consummation of a reorganization, merger, amalgamation or consolidation of the Company, unless following such a reorganization, merger, amalgamation or consolidation (1) the sum of the shares of common stock of the Company or the combined voting power of then outstanding voting securities resulting from such transaction that are issued to or retained by shareholders of any company part to such transaction, other than the Company, is less than the shares of common stock or combined voting power of then outstanding voting securities, as applicable, issued to or retained by holders of any shares of the Company issued in another reorganization, merger, amalgamation or consolidation the was consummated within 18 months prior; (2) no person, other than the Company or any person beneficially owning as of the effective date of the PVRSU award agreement 25 percent or more of the outstanding shares or outstanding voting securities, beneficially owned 25 percent or more of the then outstanding shares of common stock (or equivalent security) of the company resulting from such transaction or the combined voting power of the then outstanding voting securities of such company entitled to vote generally in the election of directors, and (3) a majority of the members of the board of directors of the company resulting from such transaction were members of the incumbent board of directors of the Company at the time of the execution of the initial agreement providing for such transaction;
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

The table below sets forth the number and value of TVRSUs and PVRSUs that would have vested on December 31, 2021 based on the various termination scenarios described above.

	Death or Disability	Retirement	Termination without Cause	Resignation for Good Reason	Termination without Cause or Resignation for Good Reason After Change in Control
	($)	($)	($)	($)	($)
Robert W. Eifler
TVRSUs (1)	12,386,839	—	12,386,839	12,386,839	12,386,839
PVRSUs (2)	8,971,611	—	14,704,948	14,704,948	20,438,284
Richard B. Barker
TVRSUs (1)	3,400,459	—	3,400,459	3,400,459	3,400,459
PVRSUs (2)	2,462,904	—	2,462,904	2,462,904	5,610,757
William E. Turcotte
TVRSUs (1)	2,636,311	2,636,311	2,636,311	2,636,311	2,636,311
PVRSUs (2)	1,909,442	1,909,442	1,909,442	1,909,442	4,349,912
Joey M. Kawaja
TVRSUs (1)	1,528,296	—	1,528,296	1,528,296	1,528,296
PVRSUs (2)	1,106,923	—	1,106,923	1,106,923	2,521,688
Blake A. Denton
TVRSUs (1)	1,528,296	—	1,528,296	1,528,296	1,528,296
PVRSUs (2)	1,106,923	—	1,106,923	1,106,923	2,521,688
(1)Based on the number of TVRSUs that would vest in connection with the termination of any of our NEOs’ employment due to death, disability, retirement, by us without cause or by the NEO for good reason (whether or not in connection with a change in control). Mr. Turcotte is the only retirement-eligible NEO.
(2)Based on the number of PVRSUs that would vest in connection with the termination of any of our NEOs’ employment due to death, disability, retirement, by us without cause or by the NEO for good reason (whether or not in connection with a change in control). Mr. Turcotte is the only retirement-eligible NEO.
CEO Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employee and the annual total compensation of our CEO, Robert Eifler.
For 2021, our last completed fiscal year:
•The median of the annual total compensation of the employee of our company (other than the CEO) was $129,826; and
•The annual total compensation of our CEO, Mr. Eifler, as reported in the Summary Compensation Table included herein, was $25,286,142.
•Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees (the “CEO Pay Ratio”) was reasonably estimated to be 195:1. We understand that the CEO pay ratio is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee. As such, we are providing a supplemental ratio that compares the CEO’s regular annual pay, excluding the special one-time emergence grant that was awarded to the CEO in 2021 in connection with our emergence from bankruptcy and including an annual equity award to the pay of the median-paid employee as we believe that this supplemental ratio reflects a more representative comparison. The resulting supplemental CEO pay ratio is 59:1, with the annual total compensation for the CEO equaling $7,587,807.
To calculate the CEO Pay Ratio, we identified the median of the annual total compensation of all our employees, as well as the annual total compensation of our median employee and our CEO. In order to make these determinations, we took the following steps:
•We determined that, as of December 31, 2021 our employee population consisted of approximately 1,755 individuals globally. In calculating our “median employee,” we have excluded certain non-U.S. employees as permitted under SEC’s 5%

“de minimis exemption.” Pursuant to this exemption, we have excluded twenty-one (21) employees in Australia, one (1) employee in Brazil, two (2) employees in Switzerland, two (2) employees in Luxembourg, two (2) employees in Guyana, three (3) employees in Malaysia, two (2) employees in Nigeria, and two (2) employees in Saudi Arabia. After these exclusions our employee population used in calculating the “median employee” was 1,719. This population also excluded third-party contractors and temporary workers. We used a consistently applied compensation measure to identify our 2021 “median employee” by comparing the amount of salary or wages, bonuses, equity and other income earned during 2021 and annualized the compensation for any full-time or part-time employees that were hired in 2021 but were not employed for all of 2021.
Using the “median employee” identified in 2021, we combined the elements of such employee’s compensation for the 2021 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $129,826. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table included herein.
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
We compete with many companies to attract, motivate and retain experienced and highly capable individuals to serve as our directors. Moreover, the offshore drilling industry is a very complex, technical and international business in the energy sector, which we believe requires directors who understand and have experience in these particular areas. Although the difficult economic environment of the last few years has reduced our size (measured by market cap) relative to those we compete with for director talent, which are primarily oilfield service companies, our business is no less complex, technical or international, and we must attract and retain individuals of high ability to serve as directors.
Annual Retainers and Other Fees and Expenses
In 2021, we paid the non-employee directors of Legacy Noble an annual retainer of $25,000, in four quarterly installments. Non-employee directors could elect to receive all or a portion of the retainer in shares. In 2021, meeting fees were $2,000 per meeting of the Board and each committee thereof, except that fees for telephonic meetings were $1,000 per meeting for the meetings that exceeded 15 minutes, the annual retainer paid to our lead director was $22,500, the annual retainer paid to our audit and compensation committee chairpersons was $20,000, and the annual retainer for all other committee chairpersons was $10,000. These payments to the Legacy Noble ended upon our emergence in February 2021.
In connection with our emergence from the Chapter 11 Cases, our current Board approved a new compensation schedule for our directors for 2021. In line with current practice, the committee eliminated meetings fees and set annual cash retainers at $150,000 for the Board Chair, and $100,000 for the other non-employee directors paid in quarterly installments, in advance. We pay additional annual retainers to our Committee chairs: audit ($30,000), and the compensation and nominating, governance and sustainability ($20,000), and each other committee member ($10,000). For a portion of 2021, the Board approved additional fees of $20,000 per month for the Finance Committee members and $5,000 per month for all other non-employee directors due to the significant merger and acquisition activity and resulting workload of the Board.
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

During 2021, each non-employee director of Legacy Noble received a $175,000 cash award in lieu of an equity award due to the decrease in share price, which created an insufficient pool of shares available for awards.
As of the Effective Date, each new non-employee director received an equity grant. As with the Emergence Grants for the executives, the Emergence Grant equity awards for the non-employee directors were made using a price per share of $13.46, which was based on a third-party analysis of implied market prices observed immediately prior to emergence, and in consultation with our creditors. The price per share reflected in our accounting records was $16.44, which resulted in with a value of $452,000 for the Board Chairman and $391,000 for each of the other non-employee emergence directors that will vest pro rata over three years. Mr. Aronzon received an equity award with a value of $180,000 upon joining the board in April of 2021.
Director Compensation for 2021
The following table shows the compensation of the non-employee directors of Noble for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total (3)
Paul Aronzon (4)	$203,736	$179,382	$—	$383,118
Patrick J. Bartels, Jr.	$246,389	$390,845	$—	$637,234
Alan J. Hirshberg	$133,333	$390,845	$—	$524,178
Ann D. Pickard	$135,383	$390,845	$—	$526,228
Charles M. Sledge	$272,500	$451,919	$—	$724,419
Melanie M. Trent	$142,361	$390,845	$—	$533,206
(1)Includes all retainer fees paid.
(2)Represents the aggregate grant date fair value of the awards completed in accordance with FASB ASC Topic 718.
(3)Director total compensation varies based upon whether such director is a chairperson of a committee or the lead director.
(4)On April 19, 2021, Mr. Aronzon was appointed as a new Board member.

Name	Aggregate Number of Equity Awards	Aggregate Number of Option Awards Outstanding
Paul Aronzon (1)	8,324	—
Patrick J. Bartels, Jr.	23,774	—
Alan J. Hirshberg	23,774	—
Ann D. Pickard	23,774	—
Charles M. Sledge	27,489	—
Melanie M. Trent	23,774	—
(1)On April 19, 2021, Mr. Aronzon was appointed as a new Board member and this grant was based on a 1-year vesting as opposed to the 3-year vesting platform of the other grants.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table sets forth as of December 31, 2021 the Predecessor’s information regarding securities authorized for issuance under its equity compensation plans. All of the Predecessor's equity interests outstanding prior to the Effective Date, including equity awards under the Legacy Noble Incentive Plan and the Legacy Noble Director Plan (collectively, the “Legacy Incentive Plans”), were cancelled on the

Effective Date in accordance with the Plan. As contemplated by the Plan, on February 18, 2021, the Company adopted the 2021 LTIP and authorized and reserved 7,716,049 Ordinary Shares for issuance pursuant to equity incentive awards to be granted under such plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	N/A	N/A	4,545,391
Equity compensation plans not approved by security holders (2)	N/A	N/A	N/A
Total	N/A	N/A	4,545,391
(1)Includes the 2021 LTIP. No options or warrants have been granted to date to any NED’s or employees from the 2021 LTIP.
(2)As of December 31, 2021, we did not maintain any equity compensation plan that has not been approved by shareholders.
Security Ownership of Certain Beneficial Owners and Management
As of March 1, 2022, we had 61,888,616 Ordinary Shares outstanding. The following table sets forth, as of March 1, 2022, (1) the beneficial ownership of Ordinary Shares by each of our directors, each NEO, and all current directors and executive officers as a group, and (2) information about the only persons who were known to the Company to be the beneficial owners of more than five percent of the Company’s outstanding Ordinary Shares. As used herein, warrants refers to the Tranche 1 Warrants, the Tranche 2 Warrants, the Tranche 3 Warrants and the Penny Warrants.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number of Ordinary Shares (1)	Percent of Class
Directors
Patrick J. Bartels, Jr.	—	*%
Robert W. Eifler	100,791	*%
Alan J. Hirshberg	7,925	*%
Ann D. Pickard	7,925	*%
Charles M. Sledge	9,163	*%
Melanie M. Trent	7,925	*%
Paul Aronzon	8,324	*%
Named Executive Officers (excluding any Director listed above):
Richard B. Barker	27,510	*%
William E. Turcotte	21,284	*%
Joey M. Kawaja	12,230	*%
Blake A Denton	12,225	*%
All directors and executive officers as a group (11 persons)	219,742	*%
5% or Greater Shareholders:
Investors for which Pacific Investment Management Company LLC serves as investment manager, adviser or sub-adviser (2)	25,531,373	40.8%
GoldenTree Funds (3)	9,129,146	9.9%
Investors for which Canyon Capital Advisors LLC serves as investment manager (4)	6,219,894	9.9%
King Street Capital Management, L.P. (5)	4,286,905	6.7%
*The percent of class shown is less than one percent unless otherwise indicated.

(1)Unless otherwise indicated, the beneficial owner has sole voting and investment power over all shares listed. Unless otherwise indicated, the address of each beneficial owner is c/o Noble Corporation, 13135 Dairy Ashford, Suite 800, Sugar Land, Texas 77478.
(2)Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by Pacific Investment Management Company LLC (“PIMCO”). Such filing indicates that PIMCO has sole voting power with respect to 25,442,270 Ordinary Shares and sole dispositive power with respect to 25,531,373 Ordinary Shares. PIMCO, as the investment adviser of the investment advisory clients or discretionary accounts that are the holders of record of such securities, may be deemed to have voting and dispositive power over such securities. Such filing also indicates that the aggregate amount of Ordinary Shares beneficially owned by the reporting person includes 625,826 warrants to purchase Ordinary Shares. The address for PIMCO is 650 Newport Center Drive, Newport Beach, California 92660.
(3)Based solely on a Schedule 13G filed with the SEC on February 10, 2022 by GoldenTree Asset Management LP (the “GoldenTree Advisor”), GoldenTree Asset Management LLC (the “GoldenTree General Partner”) and Steven A. Tananbaum. Such filing indicates that the GoldenTree Advisor and the GoldenTree General Partner have shared voting power and shared dispositive power with respect to 9,129,146 Ordinary Shares, and Mr. Tananbaum has sole voting power and sole dispositive power with respect to 25,927 Ordinary Shares and shared voting power and shared dispositive power with respect to 9,129,146 Ordinary Shares. Such filing also indicates that the aggregate amount of Ordinary Shares beneficially owned by the reporting persons include 3,601,104 Ordinary Shares and 5,528,042 Ordinary Shares issuable upon exercise of certain warrants held of record by certain managed accounts (collectively, the “GoldenTree Accounts”) for which the GoldenTree Advisor serves as investment manager. In addition, Mr. Tananbaum is the holder of record of 25,927 Ordinary Shares. Mr. Tananbaum is the managing member of the GoldenTree General Partner, which is the general partner of the GoldenTree Advisor. As a result of these relationships, each of the reporting persons may be deemed to share beneficial ownership of the securities held of record by the GoldenTree Accounts. Pursuant to the terms of the warrants, the GoldenTree Advisor may exercise the warrants only to the extent that doing so would not result in the reporting persons becoming the beneficial owners of more than 9.9% of the then-outstanding Ordinary Shares, after accounting for the Ordinary Shares to be issued at the time of any such warrant exercise. The address for the reporting persons is 300 Park Avenue, 21st Floor, New York, New York 10022.
(4)Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by Canyon Capital Advisors LLC (“CCA”), Joshua S. Friedman and Mitchell R. Julis. CCA is an investment advisor to various managed accounts, including Canyon Value Realization Fund, L.P., The Canyon Value Realization Master Fund (Cayman), L.P., Canyon Balanced Master Fund, Ltd., Canyon-GRF Master Fund II, L.P., EP Canyon Ltd., Canyon Distressed Opportunity Master Fund III, L.P., Canyon NZ-DOF Investing, L.P., Canyon-EDOF (Master) L.P., Canyon Blue Credit Investment Fund, L.P., Canyon Distressed TX L.P., Canyon Distressed TX (B) LLC and Canyon-ASP Fund, L.P., with the right to receive, or the power to direct the receipt, of dividends from, or the proceeds from the sale of the securities held by, such managed accounts. Messrs. Friedman and Julis control entities which own 100% of CCA. Such filing indicates that the reporting persons have sole voting power, sole dispositive power, shared voting power and shared dispositive power with respect to 6,219,894 Ordinary Shares (including 2,667,802 warrants). Such filing also indicates that the number of Ordinary Shares owned includes both the Ordinary Shares previously issued and the Ordinary Shares issuable upon the exercise of certain warrants. As a result of provisions in the warrant agreements, certain beneficial owners of the Ordinary Shares do not have the right to exercise such warrants, to the extent that, after giving effect to the issuance of Ordinary Shares after such exercise, such beneficial owner (together with its affiliates and any other person whose Ordinary Shares would be aggregated with such beneficial owner under Section 13(d) of the Exchange Act and the applicable rules and regulations of the SEC) would beneficially own in excess of 9.9% of the number of Ordinary Shares outstanding immediately after giving effect to such issuance. The reported number of Ordinary Shares includes the exercise of 2,667,802 warrants up to 9.9% of Ordinary Shares outstanding. Total warrants owned is 6,211,640. The address for the reporting persons is 2728 North Harwood Street, 2nd Floor, Dallas, Texas 75201.
(5)Based solely on a Schedule 13G filed with the SEC on February 11, 2022 by King Street Capital Management, L.P. (“KSCM”), King Street Capital Management GP, L.L.C. (“KSCM GP”) and Brian J. Higgins. Such filing indicates that the reporting persons have shared voting power and shared dispositive power with respect to 4,286,905 Ordinary Shares. Such filing also indicates that the aggregate amount of Ordinary Shares beneficially owned by the reporting persons includes 2,121,295 Ordinary Shares and 2,165,610 Ordinary Shares issuable upon exercise of warrants. KSCM, a registered investment advisor, is the investment manager of various fund entities. As investment manager, KSCM has sole voting and dispositive power over the Ordinary Shares reported in such filing. KSCM GP is the sole general partner of KSCM, and Mr. Higgins is the managing member of KSCM GP. The address for KSCM is 299 Park Avenue, 40th Floor, New York, New York 10171.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Director Independence
Our Board has determined that:
(a) each of Mr. Aronzon, Mr. Bartels, Mr. Hirshberg, Ms. Pickard, Mr. Sledge, and Ms. Trent qualifies as an “independent” director under the NYSE corporate governance rules;
(b) each of Mr. Aronzon, Mr. Bartels, Ms. Pickard, and Mr. Sledge, constituting all the members of the audit committee, qualifies as “independent” under Rule 10A-3 of the Exchange Act; and
(c) each of Ms. Trent, Mr. Hirshberg and Mr. Sledge, constituting all the members of the compensation committee, qualifies as:
(i) “independent” under Rule 10C-1(b)(1) under the Exchange Act and the applicable rules of the NYSE; and
(ii) a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.
Independent non-management directors comprise in full the membership of each committee of the Board described in Item 10 of this form 10-K/A “Corporate Governance— Board Committees.”
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
Legacy Noble entered into the Backstop Commitment Agreement with the Backstop Parties, which include certain of Legacy Noble’s significant shareholders, on October 12, 2020, pursuant to which the issuance of the Second Lien Notes was fully backstopped by the Ad Hoc Guaranteed Group and the Ad Hoc Legacy Group (each as defined in the Restructuring Support Agreement, dated as of July 31, 2020, as amended by the First Amendment thereto, dates as of August 20, 2020). Participation in the Rights Offering of Second Lien Notes was offered to the holders of the Guaranteed Notes and the Legacy Notes. On the Effective Date, and pursuant to the terms of the Plan, Finco issued an aggregate principal amount of $216.0 million of Second Lien Notes, which includes the aggregate subscription price of $200.0 million plus a backstop fee of $16.0 million which was paid in kind.
Registration Rights Agreements
Equity Registration Rights Agreement
On the Effective Date, Noble entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with certain parties who received Ordinary Shares under the Plan (“RRA Shareholders”). Under the Equity Registration Rights Agreement, RRA Shareholders have certain demand and piggyback registration rights, subject to the limitations set forth in the Equity Registration Rights Agreement. Pursuant to their underwritten offering registration rights, RRA Shareholders have the right to demand that Noble register underwritten offerings of any or all of their Registrable Securities (as defined in the Equity Registration Rights Agreement) pursuant to an effective registration statement, subject to certain conditions, including that the aggregate proceeds expected to be received from such an offering is equal to or greater than $20.0 million, unless such demand is not pursuant to a shelf registration statement, in which case certain RRA Shareholders may require that Noble register an underwritten offering for an amount that would enable all remaining Registrable Securities to be included in such offering. In addition, the Equity Registration Rights Agreement requires Noble to register for resale such Registrable Securities pursuant to Rule 415 under the Securities Act, including by filing a registration statement on Form S-1 or Form S-3 by the applicable deadline set forth in the Equity Registration Rights Agreement.

Notes Registration Rights Agreement
On the Effective Date, Finco entered into a registration rights agreement (the “Notes Registration Rights Agreement”) with certain parties who received Second Lien Notes under the Plan (the “RRA Noteholders”). Under the Notes Registration Rights Agreement, RRA Noteholders have certain demand and piggyback registration rights, subject to the limitations set forth in the Notes Registration Rights Agreement. Pursuant to their underwritten offering registration rights, RRA Noteholders have the right to demand that Finco register underwritten offerings of any or all of their Registrable Securities (as defined in the Notes Registration Rights Agreement) pursuant to an effective registration statement, subject to certain conditions, including that the aggregate proceeds expected to be received from such an offering is equal to or greater than $20.0 million, unless such demand is not pursuant to a shelf registration statement, in which case certain RRA Noteholders may require that Finco register an underwritten offering for an amount that would enable all remaining Registrable Securities to be included in such offering. In addition, the Notes Registration Rights Agreements requires Finco to register for resale such Registrable Securities pursuant to Rule 415 under the Securities Act, including by filing a registration statement on Form S-1 or Form S-3 by the applicable deadline set forth in the Notes Registration Rights Agreement.
Director Designation Right
For a discussion of the Investor Manager’s right to designate an Investor Director, see “Director Designation Right” under Item 10 of this Form 10-K/A.
Board Observer Agreement
For a discussion of the Board Observer Agreement, see “Board Observer Agreement” under Item 10 of this Form 10-K/A.
Other Transactions with Related Persons
Pacific Drilling Merger Registration Rights Agreement
On March 25, 2021, Noble entered into an Agreement and Plan of Merger (the “Pacific Drilling Merger Agreement”) with Duke Merger Sub, LLC, a wholly-owned subsidiary of Noble (“Duke Merger Sub”), and Pacific Drilling Company LLC (“Pacific Drilling”), providing for the merger of Duke Merger Sub with and into Pacific Drilling (the “Pacific Drilling Merger”), with Pacific Drilling continuing as the surviving company and a wholly-owned subsidiary of Noble. On April 15, 2021, in connection with the closing of the Pacific Drilling Merger, Noble entered into a registration rights agreement (the “Pacific Drilling Merger RRA”) with each of the holders identified therein (the “Pacific Drilling Merger RRA Holders”), pursuant to which, among other things, Noble is required to file with the SEC a registration statement registering for resale the Ordinary Shares issuable to Pacific Drilling RRA Holders upon consummation of the Pacific Drilling Merger, and subject to certain limitations set forth therein, certain Pacific Drilling Merger RRA Holders have customary shelf, demand and piggyback registration rights. In addition, pursuant to the Pacific Drilling Merger RRA, certain Pacific Drilling Merger RRA Holders have the right to require Noble, subject to certain limitations set forth therein, to effect a distribution of any or all of their Ordinary Shares by means of an underwritten offering. Noble is not obligated to effect any underwritten offering unless the dollar amount of the registrable securities of the Pacific Drilling Merger RRA Holder(s) demanding such underwritten offering to be included therein is reasonably likely to result in gross sale proceeds of at least $20 million.
Item 14. Principal Accounting Fees and Services.
Fees Paid to Independent Registered Public Accounting Firm
The following table sets forth the fees paid to PricewaterhouseCoopers LLP for services rendered during each of the two years in the period ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Audit Fees (1)	$6,904	$4,753
Audit-Related Fees (2)	$17	$12
Tax Compliance Fees	$215	$134
Tax Consulting Fees (3)	$863	$705
All Other Fees (4)	$157	$184
Total	$8,155	$5,788
(1) Represents fees for professional services rendered for the audits of the Company’s and Finco’s annual financial statements, reviews of our quarterly reports on Form 10-Q and statutory audits of our subsidiaries for each of the years presented.
(2) Represents fees for professional services rendered for benefit plan audits for 2021 and 2020
(3) Represents fees for professional services rendered primarily for international tax advice and planning.
(4) Fees for 2021 and 2020 include UK reporting compliance consultation. 2020 fees also include a subscription to the PricewaterhouseCoopers LLP online accounting research tool.

All fees paid to PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2021 and 2020 were pre-approved by our Audit Committee.
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
(1)Financial Statements: Previously included in Item 8 on page 63 in the Original Filing.
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

3.1	Amended and Restated Memorandum of Association of Noble Corporation (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

3.2	Amended and Restated Articles of Association of Noble Corporation (filed as Exhibit 3.2 to Noble’s Current Report on Form 8-K filed on February 8, 2021 and incorporated herein by reference).

3.3
Memorandum and Articles of Association of Noble Finance Corporation, as amended by shareholder resolutions (filed as Exhibit 3.2 to Noble’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 and incorporated herein by reference).

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

10.59**	Amendment No. 1 to Tranche 1 Warrant Agreement, dated as of December 27, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A.

10.60**	Amendment No. 1 to Tranche 2 Warrant Agreement, dated as of December 27, 2021, by and between Noble Corporation and Computershare Inc. and Computershare Trust Company, N.A.

21.1**	List of Subsidiaries of Noble and Finco

22.1**	List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral.

23.1	Consent of PricewaterhouseCoopers L.L.P.

23.2	Consent of PricewaterhouseCoopers L.L.P.

Exhibit Number	Exhibit

31.5	Certification of Robert W. Eifler, Noble, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.6	Certification of Robert W. Eifler, Finco, pursuant to the U.S. Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.7	Certification of Richard B. Barker, Noble, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

31.8	Certification of Richard B. Barker, Finco, pursuant to the US Securities Exchange Act of 1934, as amended, Rule 13a-14(a) or Rule 15d-14(a).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Noble Corporation, a Cayman Islands company

March 11, 2022	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)
March 11, 2022	By:	/s/ Richard B. Barker
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Noble Finance Company, a Cayman Islands company

March 11, 2022	By:	/s/ Robert W. Eifler
Robert W. Eifler President and Chief Executive Officer (Principal Executive Officer)
March 11, 2022	By:	/s/ Richard B. Barker
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)