Form 10-Q
period 2022-03-31
Noble Corp; Noble Finance Co
filed 2022-05-03
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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
_____________________________________________________________________________________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☑    No  ☐
Number of shares outstanding at April 29, 2022: Noble Corporation - 65,036,559
Number of shares outstanding: Noble Finance Company - 261,246,093
This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, and its wholly-owned subsidiary, Noble Finance Company, an exempted company incorporated in the Cayman Islands.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Noble Corporation (Noble) Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three months ended March 31,2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	6
	Condensed Consolidated Statements of Equity for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	7

	Noble Finance Company (Finco) Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	8
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022, for the period of February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	9
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022, for the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	10
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	11
	Condensed Consolidated Statements of Equity for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021	12

	Notes to Combined Condensed Consolidated Financial Statements	13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4	Controls and Procedures	41
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6	Exhibits	43
	Index to Exhibits	44
	SIGNATURES	46
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$105,167	$194,138
Accounts receivable, net	247,496	200,419
Taxes receivable	20,136	16,063
Prepaid expenses and other current assets	45,161	45,026
Total current assets	417,960	455,646
Intangible assets	47,750	61,849
Property and equipment, at cost	1,593,341	1,555,975
Accumulated depreciation	(101,726)	(77,275)
Property and equipment, net	1,491,615	1,478,700
Other assets	76,118	77,247
Total assets	$2,033,443	$2,073,442
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$122,243	$120,389
Accrued payroll and related costs	35,564	48,346
Taxes payable	23,345	28,735
Interest payable	2,976	9,788
Other current liabilities	49,958	41,136
Total current liabilities	234,086	248,394
Long-term debt	216,000	216,000
Deferred income taxes	8,190	13,195
Other liabilities	109,633	95,226
Total liabilities	567,909	572,815
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.00001 par value; 63,072 ordinary shares outstanding as of March 31, 2022; 60,172 ordinary shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,395,242	1,393,255
Retained earnings	65,326	101,982
Accumulated other comprehensive income	4,965	5,389
Total shareholders’ equity	1,465,534	1,500,627
Total liabilities and equity	$2,033,443	$2,073,442
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 6 through March 31, 2021	Period from January 1 through February 5, 2021
Operating revenues
Contract drilling services	$195,035	$84,629	$74,051
Reimbursables and other	15,195	7,804	3,430
	210,230	92,433	77,481
Operating costs and expenses
Contract drilling services	166,083	79,589	46,965
Reimbursables	13,478	7,044	2,737
Depreciation and amortization	25,605	14,244	20,622
General and administrative	17,524	7,927	5,727
Merger and integration costs	9,521	2,013	—
Gain on sale of operating assets, net	(4,562)	—	—
Hurricane losses and (recoveries), net	17,212	—	—
	244,861	110,817	76,051
Operating income (loss)	(34,631)	(18,384)	1,430
Other income (expense)
Interest expense, net of amounts capitalized	(7,680)	(6,895)	(229)
Interest income and other, net	450	8	399
Reorganization items, net	—	—	252,051
Loss before income taxes	(41,861)	(25,271)	253,651
Income tax (provision) benefit	5,205	7,047	(3,423)
Net income (loss)	$(36,656)	$(18,224)	$250,228
Per share data
Basic:
Net income (loss)	$(0.54)	$(0.36)	$1.00

Diluted:
Net income (loss)	$(0.54)	$(0.36)	$0.98
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021
	Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Net income (loss)	$(36,656)	$(18,224)	$250,228
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero, zero, $59 for the quarter ended March 31, 2022, period from February 6, 2021 through March 31, 2021, period from January 1, 2021 through February 5, 2021, respectively	(424)	—	224
Other comprehensive income (loss), net	(424)	—	108
Comprehensive income (loss)	$(37,080)	$(18,224)	$250,336

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021
	Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Cash flows from operating activities
Net income (loss)	$(36,656)	$(18,224)	$250,228
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	25,605	14,244	20,622
Amortization of intangible assets	14,099	8,459	—
Gain on sale of operating assets, net	(6,767)	—	—
Reorganization items, net	—	—	(280,790)
Deferred income taxes	(6,143)	(4,285)	2,501
Amortization of share-based compensation	6,795	2,018	710
Other costs, net	(1,190)	(1,660)	(10,754)
Changes in components of working capital
Change in taxes receivable	(1,820)	1,069	(1,789)
Net changes in other operating assets and liabilities	(45,736)	16,563	(26,176)
Net cash provided by (used in) operating activities	(51,813)	18,184	(45,448)
Cash flows from investing activities
Capital expenditures	(47,045)	(15,332)	(14,629)
Proceeds from disposal of assets, net	14,247	231	194
Net cash used in investing activities	(32,798)	(15,101)	(14,435)
Cash flows from financing activities
Issuance of second lien notes	—	—	200,000
Borrowings on credit facilities	—	—	177,500
Repayments of credit facilities	—	—	(545,000)
Debt issuance costs	—	—	(23,664)
Warrants exercised	118	—	—
Taxes withheld on employee stock transactions	(4,926)	—	(1)
Net cash used in financing activities	(4,808)	—	(191,165)
Net increase (decrease) in cash, cash equivalents and restricted cash	(89,419)	3,083	(251,048)
Cash, cash equivalents and restricted cash, beginning of period	196,722	113,993	365,041
Cash, cash equivalents and restricted cash, end of period	$107,303	$117,076	$113,993
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net income	—	—	—	250,228	—	250,228
Other comprehensive income, net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
Balance at 2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

Balance at 2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	$1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	2,018	—	—	2,018
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Net loss	—	—	—	(18,224)	—	(18,224)
Balance at 3/31/21 (Successor)	43,537	$1	$1,020,785	$(18,224)	$—	$1,002,562

Balance at 12/31/2021 (Successor)	60,172	$1	$1,393,255	$101,982	$5,389	$1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	6,795	—	—	6,795
Issuance of share-based compensation shares	365	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(4,926)	—	—	(4,926)
Exercise of common stock warrants	2,535	—	118	—	—	118
Net loss	—	—	—	(36,656)	—	(36,656)
Other comprehensive loss, net	—	—	—	—	(424)	(424)
Balance at 3/31/2022 (Successor)	63,072	$1	$1,395,242	$65,326	$4,965	$1,465,534
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$103,731	$192,636
Accounts receivable, net	247,496	200,419
Taxes receivable	20,136	16,063
Prepaid expenses and other current assets	40,681	36,545
Total current assets	412,044	445,663
Intangible assets	47,750	61,849
Property and equipment, at cost	1,593,341	1,555,975
Accumulated depreciation	(101,726)	(77,275)
Property and equipment, net	1,491,615	1,478,700
Other assets	76,118	77,247
Total assets	$2,027,527	$2,063,459
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$114,205	$116,030
Accrued payroll and related costs	35,564	48,346
Taxes payable	23,345	28,735
Interest payable	2,976	9,788
Other current liabilities	49,742	40,949
Total current liabilities	225,832	243,848
Long-term debt	216,000	216,000
Deferred income taxes	8,190	13,195
Other liabilities	109,633	94,998
Total liabilities	559,655	568,041
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.10 par value; 261,246 ordinary shares outstanding as of March 31, 2022 and December 31, 2021	26,125	26,125
Capital in excess of par value	1,400,205	1,393,410
Retained earnings	36,577	70,494
Accumulated other comprehensive income	4,965	5,389
Total shareholders’ equity	1,467,872	1,495,418
Total liabilities and equity	$2,027,527	$2,063,459
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021
	Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Operating revenues
Contract drilling services	$195,035	$84,629	$74,051
Reimbursables and other	15,195	7,804	3,430
	210,230	92,433	77,481
Operating costs and expenses
Contract drilling services	165,655	79,361	46,703
Reimbursables	13,478	7,044	2,737
Depreciation and amortization	25,582	14,243	20,631
General and administrative	15,971	4,611	5,729
Merger and integration costs	394	—	—
Gain on sale of operating assets, net	(4,562)	—	—
Hurricane losses and (recoveries), net	17,212	—	—
	233,730	105,259	75,800
Operating income (loss)	(23,500)	(12,826)	1,681
Other income (expense)
Interest expense, net of amounts capitalized	(7,680)	(6,895)	(229)
Interest income and other, net	450	8	400
Reorganization items, net	—	—	195,395
Loss before income taxes	(30,730)	(19,713)	197,247
Income tax (provision) benefit	5,205	7,047	(3,422)
Net income (loss)	$(25,525)	$(12,666)	$193,825
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021
	Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Net income (loss)	$(25,525)	$(12,666)	$193,825
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of zero, zero, and $59 for the three months ended March 31, 2022, the period from February 6, 2021 through March 31, 2021, the period from January 1, 2021 through February 5, 2021, respectively	(424)	—	224
Other comprehensive income (loss), net	(424)	—	108
Comprehensive income (loss)	$(25,949)	$(12,666)	$193,933

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021
	Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Cash flows from operating activities
Net income (loss)	$(25,525)	$(12,666)	$193,825
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	25,582	14,243	20,631
Amortization of intangible asset	14,099	8,459	—
Gain on sale of operating assets, net	(6,767)	—	—
Reorganization items, net	—	—	(203,490)
Deferred income taxes	(6,143)	(4,285)	2,501
Amortization of share-based compensation	6,795	2,018	710
Other costs, net	(1,190)	(1,660)	(3,054)
Changes in components of working capital:
Change in taxes receivable	(1,820)	1,069	(1,789)
Net changes in other operating assets and liabilities	(53,194)	13,766	(21,808)
Net cash provided by (used in) operating activities	(48,163)	20,944	(12,474)
Cash flows from investing activities
Capital expenditures	(47,045)	(15,332)	(14,629)
Proceeds from disposal of assets, net	14,247	231	194
Net cash used in investing activities	(32,798)	(15,101)	(14,435)
Cash flows from financing activities
Issuance of second lien notes	—	—	200,000
Borrowings on credit facilities	—	—	177,500
Repayments of credit facilities	—	—	(545,000)
Debt issuance costs	—	—	(10,139)
Distributions to parent company, net	(8,392)	(2,760)	(26,503)
Net cash used in financing activities	(8,392)	(2,760)	(204,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	(89,353)	3,083	(231,051)
Cash, cash equivalents and restricted cash, beginning of period	195,220	113,993	345,044
Cash, cash equivalents and restricted cash, end of period	$105,867	$117,076	$113,993
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	710
Net income	—	—	—	193,825	—	193,825
Other comprehensive income, net	—	—	—	—	108	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(2,759)	—	—	(2,759)
Capital contribution by parent - share-based compensation	—	—	2,018	—	—	2,018
Net loss	—	—	—	(12,666)	—	(12,666)
Balance at 3/31/2021 (Successor)	261,246	$26,125	$989,284	$(12,666)	$—	$1,002,743

Balance at 12/31/2021 (Successor)	261,246	$26,125	$1,393,410	$70,494	$5,389	$1,495,418
Distributions to parent company, net	—	—	—	(8,392)	—	(8,392)
Capital contribution by parent - share-based compensation	—	—	6,795	—	—	6,795
Net loss	—	—	—	(25,525)	—	(25,525)
Other comprehensive income, net	—	—	—	—	(424)	(424)
Balance at Balance at 3/31/2022 (Successor)	261,246	$26,125	$1,400,205	$36,577	$4,965	$1,467,872
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of March 31, 2022, our fleet of 19 drilling rigs consisted of 11 floaters and eight jackups.
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
Finco was an indirect, wholly-owned subsidiary of Legacy Noble prior to the Effective Date and has been a direct, wholly-owned subsidiary of Noble, our parent company, since the Effective Date. Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The condensed consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries. As such, the terms “Predecessor” and “Successor” also refers to Finco, as the context requires.
Certain prior period amounts have been reclassified to conform to the current period presentation. These amounts were not material to any of the periods presented.
The accompanying unaudited condensed consolidated financial statements of Noble and Finco have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2021 Condensed Consolidated Balance Sheets presented

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
herein are derived from the December 31, 2021 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed by both Noble and Finco. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2— Acquisitions and Divestitures
Proposed Business Combination with Maersk Drilling
On November 10, 2021, Noble entered into a Business Combination Agreement (the “Business Combination Agreement”) with Noble Finco Limited, a private limited company formed under the laws of England and Wales and an indirect, wholly owned subsidiary of Noble (“Topco”), Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Topco (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), pursuant to which, among other things, (i) (x) Noble will merge with and into Merger Sub (the “Maersk Drilling Merger”), with Merger Sub surviving the Maersk Drilling Merger as a wholly owned subsidiary of Topco, and (y) the ordinary shares of Noble with a nominal value of $0.00001 per share (“Ordinary Shares”) will convert into an equivalent number of class A ordinary shares, par value $0.00001 per share, of Topco (the “Topco Shares”), and (ii) (x) Topco will make a voluntary tender exchange offer to Maersk Drilling’s shareholders as described below (the “Offer” and, together with the Maersk Drilling Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and (y) upon the consummation of the Offer, if more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), are acquired by Topco, Topco will redeem any Maersk Drilling Shares not exchanged in the Offer by Topco for, at the election of the holder, either Topco Shares or cash (or, for those holders that do not make an election, only cash), under Danish law by way of a compulsory purchase. The board of directors of Noble (the “Board”) and the board of directors of Maersk Drilling (the “Maersk Drilling Board”) have unanimously approved and adopted the Business Combination Agreement. The Business Combination is subject to Noble shareholder approval, acceptance of the Offer by holders of at least 80% of Maersk Drilling Shares, merger clearance and other regulatory approvals, listing on the New York Stock Exchange and Nasdaq Copenhagen A/S and other customary conditions.
Following the closing of the Business Combination, assuming all of the Maersk Drilling Shares are acquired by Topco through the Offer and no cash is paid by Topco in the Offer, Topco will own all of Noble’s and Maersk Drilling’s respective businesses and the former shareholders of Noble and former shareholders of Maersk Drilling will each own approximately 50% of the outstanding Topco Shares. Topco will acquire a majority of the Maersk Drilling Shares following the closing of the Offer and it is possible that Topco will directly or indirectly own other assets and conduct other activities in the future at the discretion of Topco management. Topco will be renamed Noble Corporation Plc, will be a public limited company domiciled (tax resident) in the United Kingdom and will be headquartered in Houston, Texas. Topco is expected to have certain management functions relating to the holding of shares, financing, cash management, incentive compensation and other relevant holding company functions. In addition, the board of directors of Topco (the “Topco Board”) will initially be comprised of seven individuals: three individuals designated by Maersk Drilling (Claus V. Hemmingsen, the current Chairman of the Maersk Drilling Board, Kristin H. Holth and Alastair Maxwell), three individuals designated by Noble (Charles M. (Chuck) Sledge, the current Chairman of the Board, who will become Chairman of the combined company, Alan J. Hirshberg and Ann D. Pickard) and Robert W. Eifler, the Chief Executive Officer of Noble, who will serve as the Chief Executive Officer of the combined company.
Topco will apply to have the Topco Shares listed on the New York Stock Exchange and on Nasdaq Copenhagen A/S.
At the effective time of the Maersk Drilling Merger (the “Maersk Drilling Merger Effective Time”), subject to the terms and conditions set forth in the Business Combination Agreement, (i) each Ordinary Share of Noble issued and outstanding immediately prior to the Maersk Drilling Merger Effective Time will be converted into one newly and validly issued, fully paid and non-assessable Topco Share, (ii) each ordinary share purchase warrant to purchase Ordinary Shares (each, a “Penny Warrant”) outstanding immediately prior to the Maersk Drilling Merger Effective Time will cease to represent the right to acquire Ordinary Shares and will be automatically cancelled, converted into and exchanged for a number of Topco Shares equal to the number of Ordinary Shares underlying such Penny Warrant, rounded to the nearest whole share, and (iii) each Emergence Warrant (as defined herein) outstanding immediately prior to the Maersk Drilling Merger Effective Time will be converted automatically into a warrant to acquire a number of Topco Shares equal to the number of Ordinary Shares underlying such Emergence Warrant, with the same terms as were in effect immediately prior to the Maersk Drilling Merger Effective Time under the terms of the applicable warrant agreement. In addition, each award of restricted share units representing the right to receive Ordinary Shares, or value based on the value of Ordinary Shares (each, a “Noble RSU Award”) that is outstanding immediately prior to the Maersk Drilling Merger Effective Time will cease to represent a right to acquire Ordinary Shares (or value equivalent to Ordinary Shares) and will be exchanged for restricted share units representing the right to acquire, on the same terms and conditions as were applicable under the Noble RSU Award

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
(including any vesting conditions), that number of Topco Shares equal to the number of Ordinary Shares subject to such Noble RSU Award immediately prior to the Maersk Drilling Merger Effective Time.
Subject to the terms and conditions set forth in the Business Combination Agreement, following the approval of certain regulatory filings with the Danish Financial Supervisory Authority, Topco has agreed to commence the Offer to acquire up to 100% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling, not including any treasury shares held by Maersk Drilling. The Offer is conditioned upon, among other things, holders of at least 80% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling tendering their shares in the Offer (which percentage may be lowered by Topco in its sole discretion to not less than 70%) (the “Minimum Acceptance Condition”). In the Offer, Maersk Drilling shareholders may exchange each Maersk Drilling Share for 1.6137 newly and validly issued, fully paid and non-assessable Topco Shares (the “Exchange Ratio”), and will have the ability to elect cash consideration for up to $1,000 of their Maersk Drilling Shares (payable in DKK), subject to an aggregate cash consideration cap of $50 million. A Maersk Drilling shareholder electing to receive the cash consideration will receive, as applicable, (i) $1,000 for the applicable portion of their Maersk Drilling Shares, or (ii) the amount corresponding to the total holding of their Maersk Drilling Shares if such holding of Maersk Drilling Shares represents a value of less than $1,000 in the aggregate, subject to any reduction under the cap described in the preceding sentence. A Maersk Drilling shareholder holding Maersk Drilling Shares exceeding a value of $1,000 in the aggregate cannot elect to receive less than $1,000 in cash consideration if the cash consideration in lieu of Topco Shares is elected. Each of Maersk Drilling and Topco will take steps to procure that each Maersk Drilling restricted stock unit award (a “Maersk Drilling RSU Award”) that is outstanding immediately prior to the acceptance time of the Offer (the “Acceptance Time”) is exchanged, at the Acceptance Time, with the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Topco Shares equal to the product of (1) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (2) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to the nearest whole share. Upon such exchange, Maersk Drilling RSU Awards will cease to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
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
Pacific Drilling Merger
On April 15, 2021, Noble purchased Pacific Drilling Company LLC (“Pacific Drilling”), an international offshore drilling contractor, in an all-stock transaction (the “Pacific Drilling Merger”). Pursuant to the terms and conditions set forth in an Agreement and Plan of Merger dated March 25, 2021 (the “Pacific Drilling Merger Agreement”), (a) each membership interest in Pacific Drilling was converted into the right to receive 6.366 Ordinary Shares and (b) each of Pacific Drilling’s warrants outstanding immediately prior to the effective time of the Pacific Drilling Merger was converted into the right to receive 1.553 Ordinary Shares. As part of the transaction, Pacific Drilling’s equity holders received 16.6 million Ordinary Shares, or approximately 24.9% of the outstanding Ordinary Shares and Penny Warrants at closing. In connection with this acquisition, the Company acquired seven floaters and subsequently sold two floaters in June 2021 for net proceeds of $29.7 million. The results of Pacific Drilling’s operations are included in the Company’s results of operations effective April 15, 2021. In connection with this acquisition, the Company incurred $0.9 million and $2.0 million of merger and integration costs during the three months ended March 31, 2022 and the period from February 6 through March 31, 2021, respectively.
The transaction was accounted for using the acquisition method of accounting under ASC Topic 805, Business Combinations, with Noble being treated as the accounting acquirer. As of March 31, 2022, we completed our fair value assessments of assets acquired and liabilities assumed, with no changes from our preliminary allocation reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 3— Accounting Pronouncements
Accounting Standards Adopted
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in order to provide clarity on how to account for acquired revenue contracts with customers in a business combination. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. We adopted ASU No. 2021-08, effective January 1, 2022. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.
Note 4— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble:

	Successor		Predecessor
		Period From	Period From
	Three Months	February 6, 2021	January 1, 2021
	Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Numerator:
Basic
Net income (loss)	$(36,656)	$(18,224)	$250,228
Net income (loss)	$(36,656)	$(18,224)	$250,228
Diluted
Net income (loss)	$(36,656)	$(18,224)	$250,228
Net income (loss)	$(36,656)	$(18,224)	$250,228
Denominator:
Weighted average shares outstanding – basic	67,643	50,000	251,115
Dilutive effect of share-based awards	—	—	5,456
Weighted average shares outstanding – diluted	67,643	50,000	256,571
Per share data
Basic:
Net income (loss)	$(0.54)	$(0.36)	$1.00
Diluted:
Net income (loss)	$(0.54)	$(0.36)	$0.98

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three Months Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Share-based awards	3,376	3,131	556
Warrants (1)	17,366	19,444	—
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the treasury stock method, adjusted for mandatory exercise provisions under the warrant agreements if applicable.
Share capital
Successor Share capital
On the Effective Date, pursuant to the Plan, Noble issued 50 million Ordinary Shares. Subsequent to the Effective Date, approximately 6.5 million Ordinary Shares were exchanged for Penny Warrants to purchase up to approximately 6.5 million Ordinary shares, with an exercise price of $0.01 per share. Ordinary Shares issuable upon the exercise of Penny Warrants were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants. As of March 31, 2022, Noble had approximately 63.1 million Ordinary Shares outstanding as compared to approximately 60.2 million Ordinary Shares outstanding at December 31, 2021. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the Board may determine from time to time.
The payment of future dividends will depend on our results of operations, financial condition, cash requirements, future business prospects, contractual and indenture restrictions and other factors deemed relevant by our current Board of Directors.
In accordance with the Plan, all agreements, instruments and other documents evidencing, relating to or otherwise connected with any of Legacy Noble’s equity interests outstanding prior to the Effective Date, including all equity-based awards, were cancelled and all such equity interests have no further force or effect after the Effective Date. Pursuant to the Plan, the holders of Legacy Noble’s ordinary shares, par value $0.01 per share, outstanding prior to the Effective Date received their pro rata share of the Tranche 3 Warrants (as defined herein) to acquire Ordinary Shares.
Warrants
At March 31, 2022, we had outstanding 6.3 million seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”), 8.3 million seven-year warrants with Black-Scholes protection (the “Tranche 2 Warrants”) and 2.8 million five-year warrants with no Black-Sholes protection (the “Tranche 3 Warrants” and, together with the Tranche 1 Warrants and the Tranche 2 Warrants, the “Emergence Warrants”). The Tranche 1 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the applicable warrant agreement has occurred and is continuing, Noble or the holders of Tranche 1 Warrants or Tranche 2 Warrants representing at least 20% of such tranche (the “Required Mandatory Exercise Warrantholders”) have the right and option (but not the obligation) to cause all or a portion of the warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable warrant agreement) with respect to the number of Ordinary Shares withheld upon exercise of such warrant on a cashless basis. At March 31, 2022, the Mandatory Exercise Condition set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	Successor
	March 31, 2022	December 31, 2021
Drilling equipment and facilities	$1,501,463	$1,467,772
Construction in progress	80,300	77,363
Other	11,578	10,840
Property and equipment, at cost	$1,593,341	$1,555,975
Capital expenditures, including capitalized interest, during the three months ended March 31, 2022, the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021 totaled $44.8 million, $159.9 million and $10.3 million, respectively. During the three months ended March 31, 2022, the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021, capitalized interest was zero, $2.0 million and zero, respectively.
In preparation for Hurricane Ida in the US Gulf of Mexico in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for injuries and released from medical care. The Company gave force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses, and related claims, which could adversely affect our business. Timing differences are likely to exist between the damage costs, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. We received $7.5 million of insurance proceeds during the fourth quarter of 2021. The Company assessed the damage sustained on the Noble Globetrotter II, which resulted in $5.4 million of assets written off in the third quarter of 2021. Costs, as well as insurance recoveries, are presented in “Hurricane losses and (recoveries), net” on the Condensed Consolidated Statement of Operations. See “Note 12— Commitments and Contingencies” for additional information.
For the three months ended March 31, 2022, we sold the Noble Clyde Boudreaux for total net proceeds of $14.2 million, resulting in a gain of $6.8 million which was offset by additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021.
Note 6— Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) providing for a $675.0 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Revolving Credit Facility”) and cancelled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of March 31, 2022, we had no loans outstanding and $13.5 million of letters of credit issued under the Revolving Credit Facility and an additional $6.3 million in letters of credit and surety bonds issued under bilateral arrangements.
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
Second Lien Notes Indenture
On the Effective Date, pursuant to a Backstop Commitment Agreement, dated October 12, 2020, among the Debtors and the backstop parties thereto Noble and Finco consummated a rights offering (the “Rights Offering”) of senior secured second lien notes (the “Second Lien Notes”) and associated Ordinary Shares at an aggregate subscription price of $200.0 million.
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
Fair Value of Debt
Fair value represents the amount at which an instrument could be exchanged in a current transaction between willing parties. The estimated fair value of our debt instruments was based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities (Level 2 measurement). The carrying amount of the Revolving Credit Facility approximates fair value as the interest rate is variable and reflective of market rates. All remaining fair value disclosures are presented in “Note 11— Fair Value of Financial Instruments.”
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	Successor
	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes:
11.000% Second Lien Notes due February 2028	$216,000	$241,976	$216,000	$236,792
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	—	—	—	—
Total debt	216,000	241,976	216,000	236,792
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$216,000	$241,976	$216,000	$236,792

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three months ended March 31, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive loss before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	—	—	—
Balance at 3/31/2021 (Successor)	$—	$—	$—

Balance at 12/31/2021 (Successor)	$5,389	$—	$5,389
Activity during period:
Other comprehensive loss before reclassifications	(424)	—	(424)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income (loss)	(424)	—	(424)
Balance at 3/31/2022 (Successor)	$4,965	$—	$4,965
(1)Defined benefit pension items relate to actuarial changes, the amortization of prior service costs and the unrealized gain (loss) on foreign exchange on pension assets. Reclassifications from AOCI are recognized as expense on our Condensed Consolidated Statements of Operations through “Other income (expense).” See “Note 10— Employee Benefit Plans” for additional information.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor
	March 31, 2022	December 31, 2021
Current contract assets	$6,930	$5,744
Noncurrent contract assets	—	—
Total contract assets	6,930	5,744

Current contract liabilities (deferred revenue)	(29,185)	(18,403)
Noncurrent contract liabilities (deferred revenue)	(9,362)	(9,352)
Total contract liabilities	$(38,547)	$(27,755)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021 are as follows:

	Contract Assets	Contract Liabilities
Net balance at 12/31/2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	(13,861)	51,599

Net balance at 2/5/2021 (Predecessor)	$—	$(8,287)

Net balance at 2/6/2021 (Successor)	$—	$(8,287)

Amortization of deferred costs	888	—
Additions to deferred costs	(42)	—
Amortization of deferred revenue	—	—
Additions to deferred revenue	—	(3,129)
Total	846	(3,129)

Net balance at 3/31/2021 (Successor)	$846	$(11,416)

Net balance at 12/31/2021 (Successor)	$5,744	$(27,755)

Amortization of deferred costs	(3,866)	—
Additions to deferred costs	5,052	—
Amortization of deferred revenue	—	8,219
Additions to deferred revenue	—	(19,011)
Total	1,186	(10,792)

Net balance at 3/31/2022 (Successor)	$6,930	$(38,547)
Customer Contract Intangible Assets
Upon emergence from the Chapter 11 Cases, the Company recognized a fair value adjustment of $113.4 million related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Effective Date through the remainder of the contracts, approximately 18 months and 32 months, respectively. As of March 31, 2022, the net carrying amount was $47.8 million, $113.4 million gross less $65.6 million accumulated amortization. The expected remaining amortization is as follows: $29.4 million for the nine-month period ending December 31, 2022 and $18.4 million for the year ending December 31, 2023. We assess the recoverability of the unamortized balance when indicators of impairment are present. Should the review indicate that the carrying value is not fully recoverable, the portion not fully recoverable would be recognized as an impairment loss.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, as of March 31, 2022:

	For the Years Ended December 31,
	2022	2023	2024	2025	2026 and beyond	Total
Floaters	$21,591	$12,615	$37	$—	$—	$34,243
Jackups	4,304	—	—	—	—	4,304
Total	$25,895	$12,615	$37	$—	$—	$38,547
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three Months Ended March 31, 2022	through	through
		March 31, 2021	February 5, 2021
Floaters	$141,213	$56,048	$50,057
Jackups	53,822	28,581	23,994
Total	$195,035	$84,629	$74,051
Note 9— Income Taxes
At March 31, 2022, the Company had a deferred tax asset of $46.5 million net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $8.2 million inclusive of a valuation allowance of $3.0 million.
During the current period, the Company recognized net deferred tax benefits of $3.8 million out of the total available tax benefits of $22.7 million related to tax losses available in Guyana. These tax losses have no expiration date.
In deriving the $3.8 million in Guyana net tax benefits being recognized, the Company relied on sources of income attributable to the projected taxable income for the period covered by the Company’s relevant existing drilling contracts. Given the mobile nature of the Company’s assets, we are not able to reasonably forecast the jurisdictions in which taxable income from future drilling contracts may arise. Further, we do not believe taxable temporary differences will reverse within the period covered by the Company’s relevant existing drilling contracts to warrant an additional source of income for recognizing the Company’s deferred tax assets. We also have limited objective positive evidence in historical periods for Guyana. Accordingly, in determining the amount of deferred tax assets to recognize related to the Company’s Guyana operations, we did not consider projected book income beyond the conclusion of existing drilling contracts. As new drilling contracts are executed or as current contracts are extended, we will reassess the amount of deferred tax assets in Guyana that are realizable. Finally, once we have established sufficient objective positive evidence in Guyana for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.
At March 31, 2022, the reserves for uncertain tax positions totaled $76.6 million (net of related tax benefits of $0.1 million). At December 31, 2021, the reserves for uncertain tax positions totaled $75.0 million (net of related tax benefits of $0.3 million).

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
During the three months ended March 31, 2022, our tax provision included net tax benefits of $3.8 million related to a release of valuation allowance for Guyana deferred tax benefits, $0.9 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $0.8 million related to various recurring items.
During the period from February 6 through March 31, 2021, our tax provision included tax benefits of $10.1 million related to US and non-US reserve releases. Such tax benefits were partially offset by tax expenses of $3.1 million related to various recurring items.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
Note 10— Employee Benefit Plans
Pension costs include the following components for the three months ended March 31, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021:

	Successor				Predecessor
	Three Months Ended March 31, 2022		Period From February 6, 2021 through March 31, 2021		Period From January 1, 2021 through February 5, 2021
	Non-US	US	Non-US	US	Non-US	US
Interest cost	$323	$1,688	$233	$1,090	$99	$621
Return on plan assets	(376)	(3,145)	(155)	(2,118)	(69)	(1,250)
Recognized net actuarial loss	—	(5)	—	—	1	282
Net pension benefit cost (gain)	$(53)	$(1,462)	$78	$(1,028)	$31	$(347)
During the three months ended March 31, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for three months ended March 31, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021.
Note 11— Fair Value of Financial Instruments
The following tables present the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2022
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,124	$7,124	$—	$—

	December 31, 2021
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets -
Marketable securities	$7,645	$7,645	$—	$—

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Our cash, cash equivalents and restricted cash, accounts receivable, marketable securities and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value. See “Note 6— Debt” for information regarding the fair value of our debt.
Note 12— Commitments and Contingencies
Tax matters
Audit claims of approximately $618.6 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2018 to 2020, in Saudi Arabia related to tax years 2015 to 2019 and against Pacific Drilling entities in Nigeria related to tax years 2010 to 2019. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements.
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
Hurricane Ida Personal Injury Claims
We have had 29 employees, and 16 third parties for which we have contractual indemnity, who have filed answers to the Limitation of Liability Action, seeking damages related to physical and emotional harm allegedly suffered as a result of the incident. We are in the early stages of litigation. We intend to defend ourselves vigorously against these claims although there is inherent risk in litigation, and we cannot predict or provide assurance as to the ultimate outcome of this lawsuit. As claims progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity owed to us for a portion of the third-party claims. See “Note 5— Property and Equipment” for additional information regarding the incident.
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
We are a defendant in certain claims and litigation arising out of operations in the ordinary course of business, including other personal injury claims, the resolution of which, in the opinion of management, will not be material to our financial position, results of operations or cash flows. There is inherent risk in any litigation or dispute and no assurance can be given as to the outcome of these claims.
Note 13— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Our Noble restricted cash balance as of March 31, 2022 and December 31, 2021 was $2.1 million and $2.6 million, respectively. Our Finco restricted cash balance as of March 31, 2022 and December 31, 2021 was $2.1 million and $2.6 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three Months Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Accounts receivable	$(47,077)	$10,265	$(41,344)
Other current assets	(583)	3,566	17,884
Other assets	(3,523)	(8,169)	8,521
Accounts payable	4,135	6,642	(16,819)
Other current liabilities	(14,350)	3,192	11,428
Other liabilities	15,662	1,067	(5,846)
Total net change in assets and liabilities	$(45,736)	$16,563	$(26,176)

	Finco
	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three Months Ended	through	through
	March 31, 2022	March 31, 2021	February 5, 2021
Accounts receivable	$(47,077)	$10,265	$(41,344)
Other current assets	(4,584)	550	19,398
Other assets	(3,500)	(8,168)	8,512
Accounts payable	456	6,883	(14,061)
Other current liabilities	(14,379)	3,193	11,623
Other liabilities	15,890	1,043	(5,936)
Total net change in assets and liabilities	$(53,194)	$13,766	$(21,808)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2022 and December 31, 2021 were $34.2 million and $36.5 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of March 31, 2021, February 5, 2021 and December 31, 2020 were $38.6 million, $31.0 million and $35.3 million, respectively.
On the Effective Date, an aggregate principal amount of $216.0 million of Second Lien Notes was issued, which includes the aggregate subscription price of $200.0 million, plus a backstop fee of $16.0 million which was paid in kind.
On April 15, 2021, Noble completed the Pacific Drilling Merger, issuing 16.6 million Ordinary Shares valued at $357.7 million, in exchange for $420.0 million net assets acquired. See “Note 2— Acquisitions and Divestitures” for additional information.
Note 14— Subsequent Events
The Business Combination Agreement has been unconditionally approved by the competition authorities in Brazil, Norway, and the Republic of Trinidad & Tobago. Accordingly, the only outstanding pre-closing merger control clearances are in Angola and the UK. We expect the competition authority in Angola to unconditionally approve the Business Combination during May 2022.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
The merger control process for obtaining clearance in the UK remains ongoing following the UK Competition and Markets Authority’s (“UK CMA”) Phase 1 decision on April 22, 2022 pursuant to which the UK CMA stated that the transaction gives rise to a realistic prospect of a substantial lessening of competition and that a remedy would be required to avoid a reference to a Phase 2 review. As a result, we and possibly Maersk Drilling plan to offer to divest certain jackup rigs currently located in the North Sea (the “Remedy Rigs”) to seek to obtain conditional antitrust clearance from the UK CMA in Phase 1. The Remedy Rigs will comprise the Noble Hans Deul, Noble Sam Hartley, Noble Sam Turner, Noble Houston Colbert, and either the Maersk Innovator or the Noble Lloyd Noble, both of which are a CJ-70 design. We expect there to be clarity on which of the CJ-70 rigs will be included in the Remedy Rigs in the coming weeks.
On this basis, we have started to examine different options to divest the Remedy Rigs. The duration and outcome of the UK CMA review process remains uncertain. If we are able to obtain a conditional Phase 1 antitrust clearance from the UK CMA, we expect closing of the Business Combination will occur in mid-2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at March 31, 2022, and our results of operations for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), and Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), and our other filings with the US Securities and Exchange Commission (“SEC”).
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
Finco was an indirect, wholly-owned subsidiary of Legacy Noble prior to the Effective Date and has been a direct, wholly-owned subsidiary of Noble since the Effective Date. Noble’s principal asset is all of the shares of Finco. Finco has no public equity outstanding. The condensed consolidated financial statements of Noble include the accounts of Finco, and Noble conducts substantially all of its business through Finco and its subsidiaries. As such, the terms “Predecessor” and “Successor” also refers to Finco, as the context requires.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing, benefits or results of acquisitions or dispositions (including the Pacific Drilling Merger and the Business Combination (each as defined herein) and our plans, objectives, expectations and intentions related to the Pacific Drilling Merger and the Business Combination), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Business Combination with Maersk Drilling (as defined herein) (including the risk that the Business Combination may not be completed in a timely manner or at all, the failure to satisfy the conditions to the consummation of the Business Combination, the occurrence of any event, change or other circumstance that could give rise to the termination of the Business Combination Agreement (as defined herein), the effect of the announcement or pendency of the Business Combination on Noble’s or Maersk Drilling’s business relationships, performance and business generally, the risk that the proposed Business Combination disrupts current plans of Noble or Maersk Drilling and potential difficulties in Noble’s or Maersk Drilling’s employee retention as a result of the proposed Business Combination, the outcome of any legal proceedings that may be instituted against Noble or Maersk Drilling related to the Business Combination Agreement or the proposed Business Combination, requirements, conditions or costs that may be imposed on Noble or Maersk Drilling in connection with obtaining regulatory approvals of the Business Combination, the ability of Topco (as defined herein) to list the Topco Shares (as defined herein) on the New York Stock Exchange or Nasdaq Copenhagen A/S, volatility in the price of the securities of the combined companies (Noble and Maersk Drilling) due to a variety of factors, including changes in the competitive markets in which Topco plans to operate, variations in performance across competitors, changes in laws and regulations affecting Topco’s business and changes in the combined capital structure, the ability to implement business plans, forecasts, and other expectations (including with respect to synergies and financial and operational metrics, such as EBITDA and free cash flow) after the completion of the proposed Business Combination, and to identify and realize additional opportunities, the failure to realize anticipated benefits of the proposed Business Combination, the potential impact of announcement or consummation of the proposed Business Combination on relationships with third parties, and risks associated with assumptions that parties make in connection with the parties’ critical accounting estimates and other judgments), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, factors affecting the level of activity in the oil and gas industry, the conflict in Ukraine, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the United States (“US”), actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with or changes in environmental, health, safety, tax and other regulations or requirements or initiatives (including those addressing the impact of global climate change or air emissions), violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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

Executive Overview
Noble is a leading offshore drilling contractor for the oil and gas industry. As of the filing date of this Quarterly Report on Form 10-Q, Noble performs, through its subsidiaries, contract drilling services with a fleet of 19 mobile offshore drilling units, consisting of 11 floaters and eight jackups focused largely on ultra-deepwater and high-specification jackup drilling opportunities in both established and emerging regions worldwide. We typically employ each drilling unit under an individual contract, and many contracts are awarded based upon a competitive bidding process.
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
Recent Events
Business Combination with Maersk Drilling. The Business Combination Agreement has been unconditionally approved by the competition authorities in Brazil, Norway, and the Republic of Trinidad & Tobago. Accordingly, the only outstanding pre-closing merger control clearances are in Angola and the UK. We expect the competition authority in Angola to unconditionally approve the Business Combination during May 2022.
The merger control process for obtaining clearance in the UK remains ongoing following the UK Competition and Markets Authority’s (“UK CMA”) Phase 1 decision on April 22, 2022 pursuant to which the UK CMA stated that the transaction gives rise to a realistic prospect of a substantial lessening of competition and that a remedy would be required to avoid a reference to a Phase 2 review. As a result, we and possibly Maersk Drilling plan to offer to divest certain jackup rigs currently located in the North Sea (the “Remedy Rigs”) to seek to obtain conditional antitrust clearance from the UK CMA in Phase 1. The Remedy Rigs will comprise the Noble Hans Deul, Noble Sam Hartley, Noble Sam Turner, Noble Houston Colbert, and either the Maersk Innovator or the Noble Lloyd Noble, both of which are a CJ-70 design. We expect there to be clarity on which of the CJ-70 rigs will be included in the Remedy Rigs in the coming weeks.
On this basis, we have started to examine different options to divest the Remedy Rigs. The duration and outcome of the UK CMA review process remains uncertain. If we are able to obtain a conditional Phase 1 antitrust clearance from the UK CMA, we expect closing of the Business Combination will occur in mid-2022.
Market Outlook
The global rig supply continues to come down from historic highs as Noble and other offshore drilling contractors retire less capable and idle assets. Concurrently, the incoming supply of newbuild offshore drilling rigs has diminished materially, with several newbuild rigs stranded in shipyards and generally requiring dayrates and contract terms in excess of what is currently available in the market.
The recent Russia-Ukraine conflict and related sanctions have increased the volatility of global energy markets and oil prices reached a seven-year high in the first quarter of 2022. The combination of rising oil prices and a focus on energy security is favorable for the offshore oil and gas industry. However, the market outlook in our business varies by geographical region and water depth. We remain encouraged by the ongoing recovery in the ultra-deepwater floater market. Harsh environment jackup markets are showing stable opportunities and remain an important portion of our business.
While we are cautiously optimistic about recent positive trends, our industry continues to face challenges and uncertainties and is unlikely to return to activity levels experienced in historical cycle peaks. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments to include alternative energy sources and respond to the normal cycles that have historically existed in our industry. We expect inflationary pressures and supply chain disruptions to persist, which has led or may lead to increased costs of services. Nonetheless, the global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand.
As of March 31, 2022, we had a total contract drilling services backlog of approximately $1.2 billion, which includes a commitment of approximately 68 percent of available days for 2022. For additional information regarding our backlog, see “—Contract Drilling Services Backlog” below.

Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of March 31, 2022, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts.
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
The table below presents the amount of our contract drilling services backlog as of March 31, 2022, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (2)
	Total	2022 (1)	2023	2024
	(In thousands)
Contract Drilling Services Backlog
Floaters (3)(4)	$965,873	$516,350	$448,226	$1,297
Jackups	197,270	175,464	21,806	—
Total	$1,163,143	$691,814	$470,032	$1,297
Percent of Available Days Committed (5)
Floaters		66%	43%	**
Jackups		72%	6%	—%
Total		68%	27%	**
**Not a meaningful percentage.
(1)Represents a nine-month period beginning April 1, 2022.
(2)Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties. Additionally, the table includes backlog associated with the Remedy Rigs which we will or may be required to divest in order to gain UK CMA clearance for the Business Combination.
(3)Two of our long-term drilling contracts with Royal Dutch Shell plc (“Shell”), the Noble Globetrotter I and Noble Globetrotter II, contain a dayrate adjustment mechanism that utilizes an average of market rates that match a set of distinct technical attributes and is subject to a modest discount, beginning on the fifth-year anniversary of the contract and continuing every six months thereafter. Each of the contracts now has a contractual dayrate floor of $275,000 per day. Once the dayrate adjustment mechanism becomes effective and following any idle periods, the dayrate for these rigs will not be lower than the higher of (i) the contractual dayrate floor or (ii) the market rate as calculated under the adjustment mechanism. The impact to contract backlog from these amendments has been reflected in the table above and the backlog calculation assumes that, after any idle period at the contractual stacking rate, each rig will work at its respective dayrate floor for the remaining contract term.
(4)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of one year and nine months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs. The aforementioned additional backlog included in the table above for periods where the rate is yet to be determined is estimated by using the most recently negotiated CEA rate. On April 1, 2022, we signed an extension to the CEA which added an additional 7.4 years to the term, resulting in an increase of $702 million to our backlog, which is not reflected in the backlog above.

(5)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the impact of the COVID-19 pandemic, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. Backlog includes amounts representing revenues from the Remedy Rigs, which we may or will be required to divest to obtain UK CMA clearance due to uncertainty regarding the identity of the Remedy Rigs, timing of any divestiture, and other matters. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Recent Events—Business Combination with Maersk Drilling.” As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Operations – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022, ExxonMobil and Shell represented approximately 57.2 percent and 15.0 percent of our backlog, respectively.
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
Our floating and jackup drilling fleet is among the most modern, versatile and technically advanced fleet in the industry, with the majority of our rigs having been delivered since 2011. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint.
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
Results of Operations
Results for the three months ended March 31, 2022 compared to the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021
Net loss for the three months ended March 31, 2022 was $36.7 million, or $0.54 per diluted share, on operating revenues of $210.2 million compared to a net loss for the period from February 6 through March 31, 2021 of $18.2 million, or $0.36 per diluted share, on operating revenues of $92.4 million and net loss for the period from January 1 through February 5, 2021 of $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million.
As a result of Noble conducting substantially all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5,2021 would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss) and the gain on bargain purchase. For the three months ended March 31, 2022, the period from February 6 to March 31, 2021 and the period from January 1 to

February 5, 2021, Finco’s operating loss was $11.1 million lower, operating loss was $5.6 million lower and operating income was $0.3 million higher, respectively, than that of Noble. The operating loss difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Three Months Ended March 31, 2022	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2022	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021	Three Months Ended March 31, 2022	Period From February 6, 2021 through March 31, 2021	Period From January 1, 2021 through February 5, 2021
Floaters	71%	83%	86%	729	314	216	213,194	$205,242	$231,745
Jackups	63%	53%	58%	450	342	252	119,606	83,472	95,212
Total	68%	64%	68%	1,179	656	468	$177,458	$141,752	$158,228
(1)We define utilization for a specific period as the total number of days our rigs are operating under contract, divided by the product of the total number of our rigs, including cold stacked rigs, and the number of calendar days in such period. Information reflects our policy of reporting on the basis of the number of available rigs in our fleet, excluding newbuild rigs under construction.
(2)An operating day is defined as a calendar day during which a rig operated under a drilling contract. We define average dayrates as revenue from contract drilling services earned per operating day. Average dayrates exclude the effect of non-cash amortization related to favorable customer contract intangibles.

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor		Predecessor
	Three Months Ended March 31, 2022	Period from February 6 through March 31, 2021	Period from January 1 through February 5, 2021
Operating revenues:
Contract drilling services	$195,035	$84,629	$74,051
Reimbursables and other (1)	15,195	7,804	3,430
	210,230	92,433	77,481
Operating costs and expenses:
Contract drilling services	166,083	$79,589	46,965
Reimbursables (1)	13,478	7,044	2,737
Depreciation and amortization	25,605	14,244	20,622
General and administrative	17,524	7,927	5,727
Merger and integration costs	9,521	2,013	—
Gain on sale of operating assets, net	(4,562)	—	—
Hurricane losses and (recoveries), net	17,212	—	—
	244,861	110,817	76,051
Operating income (loss)	$(34,631)	$(18,384)	$1,430
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
Contract Drilling Services Revenues.

		Successor				Predecessor
		Three Months Ended March 31, 2022		Period from February 6 through March 31, 2021		Period from January 1, 2021 through February 5, 2021

		Floaters	Jackups	Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$141.2	$53.8	$56.0	$28.6	$50.1	$24.0
Utilization		71%	63%	83%	53%	86%	58%
Operating Days		729	450	314	342	216	252
Average Dayrates		$213,194	$119,606	$205,242	$83,472	$231,745	$95,212
Total rigs	— Beginning	12	8	7	12	7	12
	— Acquired	0	0	0	0	0	0
	— Disposed	1	0	0	0	0	0
	— Ending	11	8	7	12	7	12
Floaters. During the three months ended March 31, 2022, floaters generated revenue of $141.2 million with nine contracted rigs. Eight rigs were operational for the full period and the ninth, the Noble Gerry de Souza, was in the shipyard undergoing equipment upgrades for most of the period, followed by mobilization and contract commencement on March 23, 2022. The average floater utilization decreased from the period ended March 31, 2021, which was primarily driven by the two floaters acquired through the Pacific Drilling Merger in April 2021 which remained cold stacked for the full quarter ended March 31, 2022, and the Noble Clyde Boudreaux, which was cold stacked prior to being sold in March 2022. During the three months ended March 31, 2022, the average dayrates increased by 4% from the period ended March 31, 2021. This was driven by increases in rates for the floaters on the CEA with Exxon and the commencement of the Noble Gerry de Souza contract, which includes reimbursement of equipment upgrades and mobilization costs to Suriname. The higher rates have been partially offset by lower average rates on the Noble Globetrotter I, Noble Globetrotter II and Noble Faye Kozak due to higher downtime in the first quarter 2022, and the and Noble Stanley Lafosse, which had a lower contracted rate upon acquisition in April 2021 than the average across the Noble fleet. Floater revenue was reduced by $14.1 million of non-cash amortization related to customer contract intangibles, which were recognized on the Effective Date.
During the period from February 6 through March 31, 2021, floater contract drilling services revenues totaled $56.0 million. Six of our seven floaters operated the majority of the period. Floater revenue was reduced by (i) $8.5 million of non-cash amortization related to customer contract intangibles, which were recognized on the Effective Date and (ii) the lower amortizations related to deferred revenue that could not be recognized beyond the Effective Date.
Jackups. During the three months ended March 31, 2022, jackups generated revenue of $53.8 million with seven of our eight rigs contracted by the end of the period. Five rigs were operational for the full quarter. The Noble Regina Allen was preparing for operations in the second quarter 2022 and the Noble Sam Hartley commenced preparations for operations in the third quarter 2022. The average jackup utilization for the period ended March 31, 2022 increased from the period ended March 31, 2021 as a result of five of our eight rigs being operational for the full quarter, as compared to five of our then-twelve rigs being operational for the full period ended March 31, 2021. In the period ended March 31, 2021, several of our jackups did not operate the full period due to suspensions and shipyard time. The total jackup fleet was reduced to eight after the sale of four rigs in Saudi Arabia in the fourth quarter of 2021. During the period ended March 31, 2022, average dayrates increased by 43%. The increase was primarily due to the Noble Lloyd Noble, which went back on contract and worked the full period ended March 31, 2022 at a higher rate, and the sale of the rigs in Saudi Arabia, which operated at rates lower than the fleet average.
During the period from February 6 through March 31, 2021, jackup contract drilling services revenues totaled $28.6 million. Eleven of our 12 jackups were contracted of which five operated the entire period. One contracted rig, the Noble Scott Marks, did not operate the entire period as a result of the work suspension which began in May 2020. The other contracted rigs not operating the full period included the Noble Lloyd Noble, which completed its contract in late February 2021 and subsequently moved to the shipyard to prepare for its upcoming work in Norway, and the Noble Roger Lewis, which completed regulatory shipyard maintenance during the period. This was offset by the Noble Sam Turner commencing a new contract in early March 2021.
January 1, 2021 to February 5, 2021. During the period from January 1 through February 5, 2021, average dayrates for our floaters were benefited by a general rise in dayrates in late 2020. Utilization for our floaters during this period was benefited by the fact we had disposed of idled floaters in 2020 and had not yet acquired certain uncontracted rigs in the Pacific Drilling Merger in April 2021. Average dayrates and utilization for our jackup fleet during this period were negatively affected by the lingering effects of the COVID-19 pandemic, where five of the 12 jackups we began 2021 with were idled, as compared to one of 13 rigs to begin the year 2020.
Operating Costs and Expenses
During the three months ended March 31, 2022, contract drilling services costs, which includes our local administrative and operations support, totaled $166.1 million. During the three months ended March 31, 2022, the total contract drilling services costs related to floaters was $103.8 million. During the period ended March 31, 2022, costs substantially increased with 12 floaters in the fleet for a majority of the period as compared to seven in the period ended March 31, 2021. The Pacific Drilling Merger in April 2021 added five floater to the fleet, and the sale of the Noble Clyde Boudreaux had minimal effect on costs as it was cold stacked and sold in late March 2022. The Noble Gerry de Souza was in the shipyard undergoing equipment upgrades for most of the period, prior to mobilizing to Suriname for contract commencement in late March 2022. Two floaters acquired through the Pacific Drilling Merger remained cold stacked for the full quarter.
During the three months ended March 31, 2022, the total contract drilling services cost related to jackups was $62.3 million. Higher costs were incurred on the Noble Lloyd Noble related to increased labor costs for operations in Norway, integrated services, precontract and mobilization amortization. Two stacked rigs, the Noble Sam Hartley and Noble Regina Allen, had relatively high costs as they were in various stages of preparation for contracts commencing in the second and third quarter 2022. The higher costs were partially offset by the reduction of rigs when four jackups were sold in Saudi Arabia in the fourth quarter of 2021.
During the period from February 6 through March 31, 2021, contract drilling services costs totaled $79.6 million. There was a downward effect on operating costs in the period as a result of rigs stacked during the entire period, including the Noble Clyde Boudreaux, Noble Houston Colbert, Noble Hans Deul and Noble Tom Prosser. The period also included lower amortizations for mobilization and pre-contract costs and lower insurance costs due to emergence from Chapter 11. During the period from January 1 through February 5, 2021, contract drilling services costs totaled $47.0 million, and there was also a downward effect on operating costs in this period due to the stacking of the previously mentioned rigs for the entire period.

Depreciation and Amortization. Depreciation and amortization totaled $25.6 million, $14.2 million, and $20.6 million during the three months ended March 31, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021 respectively. Depreciation during the Successor period was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date and has increased due to the rigs acquired from the Pacific Drilling Merger and offset by the recent sale of four jackups in the fourth quarter of 2021.
General and Administrative Expenses. General and administrative expenses totaled $17.5 million, $7.9 million, and $5.7 million during the three months ended March 31, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021 respectively.
Merger and Integration Costs. Noble incurred $9.5 million of merger and integration costs primarily as a result of the Business Combination Agreement with Maersk Drilling during the three months ended March 31, 2022. Finco incurred $0.4 million of merger and integration costs in connection with the Pacific Drilling Merger during the three months ended March 31, 2022. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
Gain on Sale of Operating Assets. During the three months ended March 31, 2022, Noble recognized a gain of $6.8 million in connection with the sale of the Noble Clyde Boudreaux, which was offset by additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021. For additional information, see “Note 5— Property and Equipment” to our condensed consolidated financial statements.
Hurricane losses and (recoveries), net. Noble incurred $17.2 million of costs during the three months ended March 31, 2022, which primarily related to additional costs as a result of the incident. For additional information about the incident, see “Note 5— Property and Equipment” to our condensed consolidated financial statements.
Other Income and Expenses
Interest Expense. Interest expense totaled $7.7 million, $6.9 million, and $0.2 million during the three months ended March 31, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021 respectively. The three months ended March 31, 2022 and the Successor period of 2021 included interest expense on our senior secured second lien notes (the “Second Lien Notes”) and the successor period of 2021 had interest expense from borrowings under our Revolving Credit Facility. The Predecessor period of 2021 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Income Tax Provision (Benefit). We recorded an income tax benefit of $5.2 million and $7.0 million, during the three months ended March 31, 2022 and the period from February 6 through March 31, 2021, respectively and we recorded an income tax expense of $3.4 million during the period from January 1 through February 5, 2021.
During the three months ended March 31, 2022, our tax provision included net tax benefits of $3.8 million related to a release of valuation allowance for Guyana deferred tax benefits, $0.9 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $0.8 million related to various recurring items.
During the period from February 6 to March 31, 2021, our tax provision included tax benefits of $10.1 million related to US and non-US reserve releases. Such tax benefits were partially offset by tax expenses of $3.1 million related to various recurring items.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
Liquidity and Capital Resources
Senior Secured Revolving Credit Facility
As of March 31, 2022, we had no loans outstanding and $13.5 million of letters of credit issued under the senior secured revolving credit agreement (“Revolving Credit Facility”) and an additional $6.3 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about our Revolving Credit Facility, see “Note 6— Debt” to our condensed consolidated financial statements.
Second Lien Notes Indenture
During the three months ended March 31, 2022, there were no changes in the outstanding principal amount under the Second Lien Notes. Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with

50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment. For additional information about our Second Lien Notes, see “Note 6— Debt” to our condensed consolidated financial statements.
Sources and Uses of Cash
Our principal sources of capital in the current period were cash generated from operating activities and funding from our Revolving Credit Facility and Second Lien Notes. Cash on hand during the current period was primarily used for the following:
•normal recurring operating expenses;
•fees and expenses related to merger & integration costs; and
•capital expenditures.
Our currently anticipated cash flow needs, both in the short-term and long-term, may include the following:
•normal recurring operating expenses;
•planned and discretionary capital expenditures;
•repurchase, redemptions or repayments of debt and interest;
•fees and expenses related to merger & integration costs; and
•certain contractual cash obligations and commitments.
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
Net cash used by operating activities was $51.8 million for the three months ended March 31, 2022, net cash provided by operating activities was $18.2 million during the period from February 6 through March 31, 2021, and net cash used in operating activities was $45.4 million for the period from January 1 through February 5, 2021. The three months ended March 31, 2022 and the Predecessor had a cash outflow from operating assets and liabilities, while the period from February 6 through March 31, 2021 benefited from a cash inflow from operating assets and liabilities. We had working capital of $183.9 million at March 31, 2022 and $207.3 million at December 31, 2021.
Net cash used in investing activities was $32.8 million, $15.1 million and $14.4 million for the three months ended March 31, 2022, the period from February 6 through March 31, 2021 and the period from January 1 through February 5, 2021, respectively. The three months ended March 31, 2022 includes the managed pressure drilling upgrade on the Noble Gerry de Souza offset against proceeds from the sale of the Noble Clyde Boudreaux. The Predecessor and Successor periods of 2021 include shipyard work on the Noble Lloyd Noble and the managed pressure drilling upgrade on the Noble Don Taylor and Noble Tom Madden.
Net cash used in financing activities was $4.8 million, zero and $191.2 million for the three months ended March 31, 2022, the period from February 6 through March 31, 2022 and the period from January 1 through February 5, 2021, respectively. The Predecessor period included the repayment of Legacy Noble’s 2017 Credit Facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility.
At March 31, 2022, we had a total contract drilling services backlog of approximately $1.2 billion, which includes a commitment of 68% of available days for 2022. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $44.8 million for the three months ended March 31, 2022 and consisted of the following:
•$18.1 million for sustaining capital;
•$14.1 million in major projects, including subsea and other related projects; and
•$12.6 million for rebillable capital and contract modifications.
Our total capital expenditure estimate for the year ending December 31, 2022 is expected to range between $170 million and $185 million, of which approximately $100 million to $115 million is currently anticipated to be spent for sustaining capital, and approximately $25 million is anticipated to be reimbursed by our customers. Our current capital expenditure estimates are not inclusive of any potential merger capital outlay.
From time to time we consider possible projects that would require expenditures that are not included in our capital budget, and such unbudgeted expenditures could be significant. In addition, while liquidity and preservation of capital remains our top priority, we will continue to evaluate acquisitions of drilling units from time to time.
Guarantees of Registered Securities
Finco has issued the Second Lien Notes due 2028. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured second-priority basis, by the direct and indirect subsidiaries of Finco that are Credit Parties under the Revolving Credit Facility (the “Guarantors”). The guarantees are unconditional, irrevocable, joint and several senior obligations of each Guarantor and rank equally in right of payment with all future senior indebtedness of such Guarantor and effectively senior to all of such Guarantor’s unsecured senior indebtedness. For a discussion of the Second Lien Notes guarantees, see Part II, Item 7, “Guarantees of Registered Securities” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Summarized Balance Sheet Information:

	Successor
	March 31, 2022	December 31, 2021
Current assets	$304,351	$333,127
Amounts due from non-guarantor subsidiaries, current	5,218,166	5,150,694
Noncurrent assets	1,223,887	1,214,111
Amounts due from non-guarantor subsidiaries, noncurrent	646,778	646,778
Current liabilities	187,811	189,177
Amounts due from non-guarantor subsidiaries, current	5,895,323	5,254,540
Noncurrent liabilities	293,752	281,218
Amounts due from non-guarantor subsidiaries, noncurrent	407,111	168,873

Summarized Statement of Operations Information:

	Successor (1)		Predecessor (2)
	Obligors		Obligors
		Period From	Period From
		February 6, 2021	January 1, 2021
	Three months Ended	through	through
	March 31, 2022	December 31, 2021	February 5, 2021
Operating revenues	$197,982	$615,432	$70,584
Operating costs and expenses	199,921	$480,367	63,255
Income (loss) from continuing operations before income taxes	(62,933)	$111,251	(2,303,528)
Net income (loss)	(57,728)	$99,011	(2,318,932)

(1)Includes operating revenue of $3.8 million, operating costs and expenses of $5.6 million and other expense of $19.3 million attributable to transactions with non-guarantor subsidiaries for the three months ended March 31, 2022. Includes operating revenue of $31.3 million, operating costs and expenses of $17.1 million and other expense of $26.3 million attributable to transactions with non-guarantor subsidiaries for the period from February 6, 2021 through December 31, 2021.

(2)Includes operating revenue of $3.8 million, operating costs and expenses of $1.1 million and other expense of $(1.2) million attributable to transactions with non-guarantor subsidiaries for the period from January 1, 2021 through February 5, 2021.
Environmental Matters
We are subject to numerous international, federal, state and local laws and regulations relating to the protection of the environment and of human health and safety. For a discussion of the most significant of these laws and regulations, see Part I, Item 1, “Business—Governmental Regulations and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated laws focusing on greenhouse gas reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Climate change could also increase the frequency and severity of adverse weather conditions, including hurricanes, typhoons, cyclones, winter storms and rough seas. If such effects were to occur, they could have an adverse impact on our operations. For a discussion of climate change, see Part I, Item 1, “Business—Governmental Regulations and Environmental Matters—Climate Change” in our Annual Report on Form 10-K for the year ended December 31, 2021.
In addition, increasing social attention to ESG matters and climate change has resulted in demands for action related to climate change and energy rebalancing matters, such as promoting the use of substitutes to fossil fuel products, encouraging the divestment of fossil fuel equities, and pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. Initiatives to incentivize a shift away from fossil fuels could reduce demand for hydrocarbons, thereby reducing demand for our services and causing a material adverse effect on our earnings, cash flows and financial condition. For further discussion of these risks, see Part I, Item 1A, “Risk Factors—Regulatory and Legal Risks—Increasing attention to environmental, social and governance matters and climate change may impact our business and financial results” in our Annual Report on Form 10-K for the year ended December 31, 2021.
New Accounting Pronouncements
See Part I, Item 1, Financial Statements, “Note 3— Accounting Pronouncements,” to the condensed consolidated financial statements for a description of the recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no significant change in our exposure to market risk when compared to those disclosed in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of March 31, 2022. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of March 31, 2022. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 12— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the risk factors set forth below and other information presented in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which contains descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Risks Related to the Business Combination with Maersk Drilling
The Business Combination is conditioned on the receipt of certain required approvals and governmental and regulatory consents, which, if delayed, not granted or granted with unfavorable conditions, may delay or jeopardize the completion of the Business Combination, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Business Combination.
The completion of the Business Combination is generally conditioned on, among other things, clearance by antitrust and foreign direct investment authorities in the United Kingdom and Norway and Denmark, as well as certain other jurisdictions as agreed between the parties. The governmental agencies from which the parties seek certain of these approvals and consents have broad discretion in administering the governing regulations. Neither Noble nor Maersk Drilling can provide any assurance that all required approvals and consents will be obtained. Moreover, as a condition to the approvals, the governmental agencies may impose requirements, limitations or costs on, or require divestitures or place restrictions on the conduct of, Topco’s business after the completion of the Business Combination. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of the Business Combination or reduce the anticipated benefits of the Business Combination. Further, no assurance can be given as to the terms, conditions and timing of the approvals. If Noble and Maersk Drilling agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Business Combination, these requirements, limitations, costs, divestitures or restrictions could adversely affect Noble’s ability to integrate Maersk Drilling’s operations with Noble’s operations and/or reduce the anticipated benefits of the Business Combination. This could have a material adverse effect on Topco’s business and results of operations. For example, the merger control process for obtaining clearance in the UK remains ongoing following the UK Competition and Markets Authority’s (“UK CMA”) Phase 1 decision on April 22, 2022 pursuant to which the UK CMA stated that the transaction gives rise to a realistic prospect of a substantial lessening of competition and that a remedy would be required to avoid a reference to a Phase 2 review. As a result, we and possibly Maersk Drilling plan to offer to divest certain jackup rigs currently located in the North Sea (the “Remedy Rigs”) to seek to obtain conditional antitrust clearance from the UK CMA in Phase 1. The Remedy Rigs will comprise the Noble Hans Deul, Noble Sam Hartley, Noble Sam Turner, Noble Houston Colbert, and either the Maersk Innovator or the Noble Lloyd Noble, both of which are a CJ-70 design. We expect there to be clarity on which of the CJ-70 rigs will be included in the Remedy Rigs in the coming weeks. On this basis, we have started to examine different options to divest the Remedy Rigs. The duration and outcome of the UK CMA review process remains uncertain. The Business Combination has received antitrust approvals from Norway, Brazil and the Republic of Trinidad & Tobago. The Business Combination has also received approval from the Danish Business Authority and the Secretary of State of the United Kingdom with respect to regulations pertaining to foreign direct investment, and no other approvals relating to foreign direct investment are required.
Each of Noble and Maersk Drilling’s directors and executive officers have interests in the Business Combination that are in addition to, or different from, any interests they might have as shareholders.
The directors and executive officers of each of Noble and Maersk Drilling have interests in the Business Combination that are in addition to, or different from, any interests they might have as shareholders, including the fact that Robert W. Eifler will serve as the President and Chief Executive Officer of Topco, Charles M. (Chuck) Sledge, the current Chairman of the Board, will become chairman of the Topco Board, and Alan J. Hirshberg and Ann D. Pickard, each a director on the Board, will be designated to the Topco Board by Noble upon the closing of the Business Combination, and similarly, that Claus V. Hemmingsen, the current Chairman of the Maersk Drilling Board, and Kristin H. Holth and Alastair Maxwell, each a director on the Maersk Drilling Board, will be designated to the Topco Board by Maersk Drilling upon the closing of the Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended March 31, 2022:
•1,333,039 Ordinary Shares were issued to holders of seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”) pursuant to exercises of 2,039,522 Tranche 1 Warrants;
•2,600 Ordinary Shares were issued to holders of seven-year warrants with Black-Scholes protection (the “Tranche 2 Warrants”) pursuant to exercises of 2,791 Tranche 2 Warrants;
•1,199,585 Ordinary Shares were issued to holders of ordinary share purchase warrants to purchase Ordinary Shares (“Penny Warrants”) pursuant to exercises of 1,200,000 Penny Warrants.
Such Ordinary Shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(a)(2) under the Securities Act and Section 1145 of the Bankruptcy Code. For more information on the terms of exercise and other features of the warrants, see “Note 4— Income (Loss) Per Share—Warrants” to our condensed consolidated financial statements included in Item 2 of Part I of this Quarterly Report on Form 10-Q.
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

3.3
Memorandum and Articles of Association of Noble Finance Company, as amended by shareholder resolutions (filed as Exhibit 3.2 to Noble’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 and incorporated herein by reference).

3.4	Form of Articles of Association of Noble Finco Limited (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

22.1
List of Guarantor Subsidiaries and Affiliate Securities Pledged as Collateral (filed as Exhibit 22.1 to Noble’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

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
Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	May 3, 2022
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 3, 2022
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

Noble Finance Company, a Cayman Islands company

/s/ Richard B. Barker	May 3, 2022
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	May 3, 2022
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date