Form 10-Q
period 2022-06-30
Noble Corp; Noble Finance Co
filed 2022-08-09
CIK 1458891, 1169055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☑    No  ☐
Number of shares outstanding at August 5, 2022: Noble Corporation - 67,050,389
Number of shares outstanding: Noble Finance Company - 261,246,093
This Quarterly Report on Form 10-Q is a combined report being filed separately by two registrants: Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability, and its wholly-owned subsidiary, Noble Finance Company, an exempted company incorporated in the Cayman Islands.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Noble Corporation (Noble) Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30,2022, the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three months ended June 30, 2021	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022, the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three months ended June 30, 2021	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021	7
	Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022, the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three months ended June 30, 2021	8

	Noble Finance Company (Finco) Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	10
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, for the period of February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three months ended June 30, 2021	11
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022, for the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three months ended June 30, 2022	13
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021	14
	Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022, the period from February 6 through June 30, 2021, the period from January 1 through February 5, 2021 and the three months ended June 30, 2021	15

	Notes to Combined Condensed Consolidated Financial Statements	17

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4	Controls and Procedures	48
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	49
Item 1A	Risk Factors	49
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6	Exhibits	49
	Index to Exhibits	50
	SIGNATURES	52
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$160,175	$194,138
Accounts receivable, net	258,780	200,419
Taxes receivable	16,906	16,063
Prepaid expenses and other current assets	44,794	45,026
Total current assets	480,655	455,646
Intangible assets	33,495	61,849
Property and equipment, at cost	1,624,636	1,555,975
Accumulated depreciation	(128,100)	(77,275)
Property and equipment, net	1,496,536	1,478,700
Other assets	87,260	77,247
Total assets	$2,097,946	$2,073,442
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$136,144	$120,389
Accrued payroll and related costs	33,754	48,346
Taxes payable	24,322	28,735
Interest payable	8,921	9,788
Other current liabilities	44,498	41,136
Total current liabilities	247,639	248,394
Long-term debt	216,000	216,000
Deferred income taxes	6,700	13,195
Other liabilities	118,813	95,226
Total liabilities	589,152	572,815
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.00001 par value; 67,050 ordinary shares outstanding as of June 30, 2022; 60,172 ordinary shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,402,608	1,393,255
Retained earnings	102,383	101,982
Accumulated other comprehensive income	3,802	5,389
Total shareholders’ equity	1,508,794	1,500,627
Total liabilities and equity	$2,097,946	$2,073,442
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor
	Three Months Ended June 30,
	2022	2021
Operating revenues
Contract drilling services	$262,463	$199,897
Reimbursables and other	12,690	19,446
	275,153	219,343
Operating costs and expenses
Contract drilling services	178,145	188,712
Reimbursables	10,333	18,071
Depreciation and amortization	26,636	25,339
General and administrative	16,687	25,030
Merger and integration costs	9,057	6,740
(Gain) loss on sale of operating assets, net	1,103	—
Hurricane losses and (recoveries), net	(14,407)	—
	227,554	263,892
Operating income (loss)	47,599	(44,549)
Other income (expense)
Interest expense, net of amounts capitalized	(7,715)	(7,863)
Gain on bargain purchase	—	64,479
Interest income and other, net	1,081	6,509
Income before income taxes	40,965	18,576
Income tax (provision) benefit	(3,908)	1,859
Net income	$37,057	$20,435
Per share data
Basic:
Net income	$0.53	$0.32

Diluted:
Net income	$0.45	$0.30
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands, except per share amounts)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Six Months Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Operating revenues
Contract drilling services	$457,498	$284,526	$74,051
Reimbursables and other	27,885	27,250	3,430
	485,383	311,776	77,481
Operating costs and expenses
Contract drilling services	344,228	268,301	46,965
Reimbursables	23,811	25,115	2,737
Depreciation and amortization	52,241	39,583	20,622
General and administrative	34,211	32,957	5,727
Merger and integration costs	18,578	8,753	—
(Gain) loss on sale of operating assets, net	(3,459)	—	—
Hurricane losses and (recoveries), net	2,805	—	—
	472,415	374,709	76,051
Operating income (loss)	12,968	(62,933)	1,430
Other income (expense)
Interest expense, net of amounts capitalized	(15,395)	(14,758)	(229)
Gain on bargain purchase	—	64,479	—
Interest income and other, net	1,531	6,517	399
Reorganization items, net	—	—	252,051
Income (loss) before income taxes	(896)	(6,695)	253,651
Income tax benefit (provision)	1,297	8,906	(3,423)
Net income	$401	$2,211	$250,228
Per share data
Basic:
Net income	$0.01	$0.04	$1.00

Diluted:
Net income	$—	$0.04	$0.98
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor
	Three Months Ended June 30,
	2022	2021
Net income	$37,057	$20,435
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $2 and zero for the three months ended June 30, 2022 and 2021, respectively	(1,163)	168
Other comprehensive income (loss), net	(1,163)	168
Comprehensive income	$35,894	$20,603

	Successor		Predecessor
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Net income	$401	$2,211	$250,228
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $2, zero and $59 for the six months ended June 30, 2022, period from February 6, 2021 through June 30, 2021 and period from January 1, 2021 through February 5, 2021, respectively	(1,587)	168	224
Other comprehensive income (loss), net	(1,587)	168	108
Comprehensive income (loss)	$(1,186)	$2,379	$250,336

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Cash flows from operating activities
Net income	$401	$2,211	$250,228
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	52,241	39,583	20,622
Amortization of intangible assets	28,354	22,715	—
Gain on bargain purchase	—	(64,479)	—
Gain on sale of operating assets	(6,767)	—	—
Reorganization items, net	—	—	(280,790)
Deferred income taxes	(15,730)	(8,150)	2,501
Amortization of share-based compensation	13,839	6,644	710
Other costs, net	(3,364)	(3,646)	(10,754)
Changes in components of working capital
Change in taxes receivable	(345)	(8,029)	(1,789)
Net changes in other operating assets and liabilities	(32,330)	44,039	(26,176)
Net cash provided by (used in) operating activities	36,299	30,888	(45,448)
Cash flows from investing activities
Capital expenditures	(79,525)	(75,004)	(14,629)
Cash acquired in stock-based business combination	—	54,970	—
Proceeds from disposal of assets, net	15,756	30,960	194
Net cash provided by (used in) investing activities	(63,769)	10,926	(14,435)
Cash flows from financing activities
Issuance of second lien notes	—	—	200,000
Borrowings on credit facilities	—	40,000	177,500
Repayments of credit facilities	—	(27,500)	(545,000)
Debt issuance costs	—	—	(23,664)
Warrants exercised	440	271	—
Taxes withheld on employee stock transactions	(4,926)	—	(1)
Net cash provided by (used in) financing activities	(4,486)	12,771	(191,165)
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,956)	54,585	(251,048)
Cash, cash equivalents and restricted cash, beginning of period	196,722	113,993	365,041
Cash, cash equivalents and restricted cash, end of period	$164,766	$168,578	$113,993
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 3/31/2021 (Successor)	43,537	$1	$1,020,785	$(18,224)	$—	$1,002,562
Employee related equity activity
Amortization of share-based compensation	—	—	4,626	—	—	4,626
Exercise of common stock warrants	13	—	271	—	—	271
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net income	—	—	—	20,435	—	20,435
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/21 (Successor)	60,150	$1	$1,383,344	$2,211	$168	$1,385,724

Balance at 3/31/2022 (Successor)	63,072	1	1,395,242	65,326	4,965	1,465,534
Employee related equity activity
Amortization of share-based compensation	—	—	7,044	—	—	7,044
Exercise of common stock warrants	3,978	—	322	—	—	322
Net income	—	—	—	37,057	—	37,057
Other comprehensive loss, net	—	—	—	—	(1,163)	(1,163)
Balance at 6/30/2022 (Successor)	67,050	$1	$1,402,608	$102,383	$3,802	$1,508,794
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2020 (Predecessor)	251,084	$2,511	$814,796	$(1,070,683)	$(58,012)	$(311,388)
Employee related equity activity
Amortization of share-based compensation	—	—	710	—	—	710
Issuance of share-based compensation shares	43	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(1)	—	—	(1)
Net income	—	—	—	250,228	—	250,228
Other comprehensive income, net	—	—	—	—	108	108
Cancellation of Predecessor equity	(251,127)	(2,511)	(815,505)	820,455	57,904	60,343
Issuance of Successor common stock and warrants	50,000	1	1,018,767	—	—	1,018,768
Balance at 2/5/2021 (Predecessor)	50,000	$1	$1,018,767	$—	$—	$1,018,768

Balance at 2/6/2021 (Successor)	50,000	$1	$1,018,767	$—	$—	$1,018,768
Employee related equity activity
Amortization of share-based compensation	—	—	6,644	—	—	6,644
Exchange of common stock for penny warrants	(6,463)	—	—	—	—	—
Exercise of common stock warrants	13	—	271	—	—	271
Issuance of common stock for Pacific Drilling merger	16,600	—	357,662	—	—	357,662
Net income	—	—	—	2,211	—	2,211
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/2021 (Successor)	60,150	$1	$1,383,344	$2,211	$168	$1,385,724

Balance at 12/31/2021 (Successor)	60,172	$1	$1,393,255	$101,982	$5,389	1,500,627
Employee related equity activity
Amortization of share-based compensation	—	—	13,839	—	—	13,839
Issuance of share-based compensation shares	365	—	—	—	—	—
Shares withheld for taxes on equity transactions	—	—	(4,926)	—	—	(4,926)
Exercise of common stock warrants	6,513	—	440	—	—	440
Net income	—	—	—	401	—	401
Other comprehensive loss, net	—	—	—	—	(1,587)	(1,587)
Balance at 6/30/2022 (Successor)	67,050	$1	$1,402,608	$102,383	$3,802	$1,508,794
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	Successor
	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$158,449	$192,636
Accounts receivable, net	258,780	200,419
Taxes receivable	16,906	16,063
Prepaid expenses and other current assets	37,530	36,545
Total current assets	471,665	445,663
Intangible assets	33,495	61,849
Property and equipment, at cost	1,624,636	1,555,975
Accumulated depreciation	(128,100)	(77,275)
Property and equipment, net	1,496,536	1,478,700
Other assets	87,260	77,247
Total assets	$2,088,956	$2,063,459
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$126,654	$116,030
Accrued payroll and related costs	33,754	48,346
Taxes payable	24,322	28,735
Interest payable	8,921	9,788
Other current liabilities	44,206	40,949
Total current liabilities	237,857	243,848
Long-term debt	216,000	216,000
Deferred income taxes	6,700	13,195
Other liabilities	118,813	94,998
Total liabilities	579,370	568,041
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.10 par value; 261,246 ordinary shares outstanding as of June 30, 2022 and December 31, 2021	26,125	26,125
Capital in excess of par value	1,407,249	1,393,410
Retained earnings	72,410	70,494
Accumulated other comprehensive income	3,802	5,389
Total shareholders’ equity	1,509,586	1,495,418
Total liabilities and equity	$2,088,956	$2,063,459
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Successor
	Three Months Ended June 30,
	2022	2021
Operating revenues
Contract drilling services	$262,463	$199,897
Reimbursables and other	12,690	19,446
	275,153	219,343
Operating costs and expenses
Contract drilling services	177,534	187,877
Reimbursables	10,333	18,071
Depreciation and amortization	26,605	25,330
General and administrative	12,065	14,307
Merger and integration costs	—	2,950
Hurricane losses and (recoveries), net	(14,407)	—
	212,130	248,535
Operating income (loss)	63,023	(29,192)
Other income (expense)
Interest expense, net of amounts capitalized	(7,715)	(7,863)
Interest income and other, net	1,084	6,506
Income (loss) before income taxes	56,392	(30,549)
Income tax (provision) benefit	(3,908)	1,859
Net income (loss)	$52,484	$(28,690)
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
		February 6, 2021	January 1, 2021
	Six Months Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Operating revenues
Contract drilling services	$457,498	$284,526	$74,051
Reimbursables and other	27,885	27,250	3,430
	485,383	311,776	77,481
Operating costs and expenses
Contract drilling services	343,189	267,238	46,703
Reimbursables	23,811	25,115	2,737
Depreciation and amortization	52,187	39,573	20,631
General and administrative	28,035	18,918	5,729
Merger and integration costs	395	2,950	—
(Gain) loss on sale of operating assets, net	(4,562)	—	—
Hurricane losses and (recoveries), net	2,805	—	—
	445,860	353,794	75,800
Operating income (loss)	39,523	(42,018)	1,681
Other income (expense)
Interest expense, net of amounts capitalized	(15,395)	(14,758)	(229)
Interest income and other, net	1,534	6,514	400
Reorganization items, net	—	—	195,395
Income (loss) before income taxes	25,662	(50,262)	197,247
Income tax benefit (provision)	1,297	8,906	(3,422)
Net income (loss)	$26,959	$(41,356)	$193,825
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Successor
	Three Months Ended June 30,
	2022	2021
Net income (loss)	$52,484	$(28,690)
Other comprehensive income (loss)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $2 and zero for the three months ended June 30, 2022 and 2021, respectively	(1,163)	168
Other comprehensive income (loss), net	(1,163)	168
Comprehensive income (loss)	$51,321	$(28,522)

	Successor		Predecessor
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Net income (loss)	$26,959	$(41,356)	$193,825
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	(116)
Net changes in pension and other postretirement plan assets and benefit obligations recognized in other comprehensive loss, net of tax provision of $2, zero and $59 for the six months ended June 30, 2022, the period from February 6, 2021 through June 30, 2021, the period from January 1, 2021 through February 5, 2021, respectively	(1,587)	168	224
Other comprehensive income (loss), net	(1,587)	168	108
Comprehensive income (loss)	$25,372	$(41,188)	$193,933

See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor		Predecessor
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Cash flows from operating activities
Net income (loss)	$26,959	$(41,356)	$193,825
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	52,187	39,573	20,631
Amortization of intangible asset	28,354	22,715	—
(Gain) loss on sale of operating assets, net	(6,767)	—	—
Reorganization items, net	—	—	(203,490)
Deferred income taxes	(15,730)	(8,150)	2,501
Amortization of share-based compensation	13,839	6,644	710
Other costs, net	(3,364)	(3,646)	(3,054)
Changes in components of working capital:
Change in taxes receivable	(345)	(8,029)	(1,789)
Net changes in other operating assets and liabilities	(38,501)	42,313	(21,808)
Net cash provided by (used in) operating activities	56,632	50,064	(12,474)
Cash flows from investing activities
Capital expenditures	(79,525)	(75,004)	(14,629)
Proceeds from disposal of assets, net	15,756	30,960	194
Net cash used in investing activities	(63,769)	(44,044)	(14,435)
Cash flows from financing activities
Issuance of second lien notes	—	—	200,000
Borrowings on credit facilities	—	40,000	177,500
Repayments of credit facilities	—	(27,500)	(545,000)
Debt issuance costs	—	—	(10,139)
Cash contributed by parent in connection with Pacific Drilling merger	—	54,970	—
Distributions to parent company, net	(25,043)	(18,905)	(26,503)
Net cash provided by (used in) financing activities	(25,043)	48,565	(204,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	(32,180)	54,585	(231,051)
Cash, cash equivalents and restricted cash, beginning of period	195,220	113,993	345,044
Cash, cash equivalents and restricted cash, end of period	$163,040	$168,578	$113,993
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 3/31/2021 (Successor)	261,246	$26,125	$989,284	$(12,666)	$—	$1,002,743
Distributions to parent company, net	—	—	(16,146)	—	—	(16,146)
Capital contribution by parent - share-based compensation	—	—	4,626	—	—	4,626
Capital contribution by parent - Pacific Drilling merger	—	—	422,141	—	—	422,141
Net loss	—	—	—	(28,690)	—	(28,690)
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/2021 (Successor)	261,246	$26,125	$1,399,905	$(41,356)	$168	$1,384,842

Balance at 3/31/2022 (Successor)	261,246	$26,125	$1,400,205	$36,577	$4,965	$1,467,872
Distributions to parent company, net	—	—	—	(16,651)	—	(16,651)
Capital contribution by parent - share-based compensation	—	—	7,044	—	—	7,044
Net income	—	—	—	52,484	—	52,484
Other comprehensive loss, net	—	—	—	—	(1,163)	(1,163)
Balance at Balance at 6/30/2022 (Successor)	261,246	$26,125	$1,407,249	$72,410	$3,802	$1,509,586
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE FINANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY - CONTINUED
(In thousands)
(Unaudited)

	Shares		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Balance	Par Value
Balance at 12/31/2020 (Predecessor)	261,246	$26,125	$766,714	$(948,219)	$(58,012)	$(213,392)
Distributions to parent company, net	—	—	—	(26,503)	—	(26,503)
Capital contribution by parent - share-based compensation	—	—	710	—	—	710
Net income	—	—	—	193,825	—	193,825
Other comprehensive income, net	—	—	—	—	108	108
Elimination of Predecessor equity	—	—	222,601	780,897	57,904	1,061,402
Balance at 2/5/2021 (Predecessor)	261,246	$26,125	$990,025	$—	$—	$1,016,150

Balance at 2/6/2021 (Successor)	261,246	$26,125	$990,025	$—	$—	$1,016,150
Distributions to parent company, net	—	—	(18,905)	—	—	(18,905)
Capital contribution by parent - share-based compensation	—	—	6,644	—	—	6,644
Capital contribution by parent - Pacific Drilling merger	—	—	422,141	—	—	422,141
Net loss	—	—	—	(41,356)	—	(41,356)
Other comprehensive income, net	—	—	—	—	168	168
Balance at 6/30/2021 (Successor)	261,246	$26,125	$1,399,905	$(41,356)	$168	$1,384,842

Balance at 12/31/2021 (Successor)	261,246	$26,125	$1,393,410	$70,494	$5,389	$1,495,418
Distributions to parent company, net	—	—	—	(25,043)	—	(25,043)
Capital contribution by parent - share-based compensation	—	—	13,839	—	—	13,839
Net income	—	—	—	26,959	—	26,959
Other comprehensive loss, net	—	—	—	—	(1,587)	(1,587)
Balance at Balance at 6/30/2022 (Successor)	261,246	$26,125	$1,407,249	$72,410	$3,802	$1,509,586
See accompanying notes to the unaudited condensed consolidated financial statements.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)

Note 1— Organization and Basis of Presentation
Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), is a leading offshore drilling contractor for the oil and gas industry. We provide contract drilling services to the international oil and gas industry with our global fleet of mobile offshore drilling units. Noble and its predecessors have been engaged in the contract drilling of oil and gas wells since 1921. As of June 30, 2022, our fleet of 19 drilling rigs consisted of 11 floaters and eight jackups.
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
The accompanying unaudited condensed consolidated financial statements of Noble and Finco have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) as they pertain to Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements are prepared on a going concern basis and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited consolidated financial statements. All such adjustments are of a recurring nature. The December 31, 2021 Condensed Consolidated Balance Sheets presented herein are derived from the December 31, 2021 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31,

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
2021, filed by both Noble and Finco. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Note 2— Acquisitions and Divestitures
Proposed Business Combination with Maersk Drilling
On November 10, 2021, Noble entered into a Business Combination Agreement (the “Business Combination Agreement”) with Noble Finco Limited, a private limited company formed under the laws of England and Wales and an indirect, wholly owned subsidiary of Noble (now known as Noble Corporation plc, “Topco”), Noble Newco Sub Limited, a Cayman Islands exempted company and a direct, wholly owned subsidiary of Topco (“Merger Sub”), and The Drilling Company of 1972 A/S, a Danish public limited liability company (“Maersk Drilling”), pursuant to which, among other things, (i) (x) Noble will merge with and into Merger Sub (the “Maersk Drilling Merger”), with Merger Sub surviving the Maersk Drilling Merger as a wholly owned subsidiary of Topco, and (y) the ordinary shares of Noble with a nominal value of $0.00001 per share (“Ordinary Shares”) will convert into an equivalent number of class A ordinary shares, par value $0.00001 per share, of Topco (the “Topco Shares”), and (ii) (x) Topco has made a voluntary tender exchange offer to Maersk Drilling’s shareholders as described below (the “Offer” and, together with the Maersk Drilling Merger and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”) and (y) upon the consummation of the Offer, if more than 90% of the issued and outstanding shares of Maersk Drilling, nominal value Danish krone (“DKK”) 10 per share (“Maersk Drilling Shares”), are acquired by Topco, Topco will redeem any Maersk Drilling Shares not exchanged in the Offer by Topco for, at the election of the holder, either Topco Shares or cash (or, for those holders that do not make an election, only cash), under Danish law by way of a compulsory purchase. The board of directors of Noble (the “Board”) and the board of directors of Maersk Drilling (the “Maersk Drilling Board”) have unanimously approved and adopted the Business Combination Agreement. Noble shareholders have approved and adopted the Business Combination Agreement and approved the Business Combination. The Business Combination is subject to acceptance of the Offer by holders of at least 80% of Maersk Drilling Shares, merger clearance and other regulatory approvals, listing on the New York Stock Exchange and Nasdaq Copenhagen A/S and other customary conditions.
Following the closing of the Business Combination, assuming all of the Maersk Drilling Shares are acquired by Topco through the Offer and no cash is paid by Topco in the Offer, Topco will own all of Noble’s and Maersk Drilling’s respective businesses and the former shareholders of Noble and former shareholders of Maersk Drilling will each own approximately 50% of the outstanding Topco Shares. Topco will acquire a majority of the Maersk Drilling Shares following the closing of the Offer and it is possible that Topco will directly or indirectly own other assets and conduct other activities in the future at the discretion of Topco management. Topco is a public limited company domiciled (tax resident) in the United Kingdom and will be headquartered in Houston, Texas. Topco is expected to have certain management functions relating to the holding of shares, financing, cash management, incentive compensation and other relevant holding company functions. In addition, the board of directors of Topco (the “Topco Board”) will initially be comprised of seven individuals: three individuals designated by Maersk Drilling (Claus V. Hemmingsen, the current Chairman of the Maersk Drilling Board, Kristin H. Holth and Alastair Maxwell), three individuals designated by Noble (Charles M. (Chuck) Sledge, the current Chairman of the Board, who will become Chairman of the combined company, Alan J. Hirshberg and Ann D. Pickard) and Robert W. Eifler, the Chief Executive Officer of Noble, who will serve as the Chief Executive Officer of the combined company.
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

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Subject to the terms and conditions set forth in the Business Combination Agreement, following the approval of certain regulatory filings with the Danish Financial Supervisory Authority, Topco has commenced the Offer to acquire up to 100% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling, not including any treasury shares held by Maersk Drilling. The Offer is conditioned upon, among other things, holders of at least 80% of the then outstanding Maersk Drilling Shares and voting rights of Maersk Drilling tendering their shares in the Offer (which percentage may be lowered by Topco in its sole discretion to not less than 70%) (the “Minimum Acceptance Condition”). In the Offer, Maersk Drilling shareholders may exchange each Maersk Drilling Share for 1.6137 newly and validly issued, fully paid and non-assessable Topco Shares (the “Exchange Ratio”), and will have the ability to elect cash consideration for up to $1,000 of their Maersk Drilling Shares (payable in DKK), subject to an aggregate cash consideration cap of $50 million. A Maersk Drilling shareholder electing to receive the cash consideration will receive, as applicable, (i) $1,000 for the applicable portion of their Maersk Drilling Shares, or (ii) the amount corresponding to the total holding of their Maersk Drilling Shares if such holding of Maersk Drilling Shares represents a value of less than $1,000 in the aggregate, subject to any reduction under the cap described in the preceding sentence. A Maersk Drilling shareholder holding Maersk Drilling Shares exceeding a value of $1,000 in the aggregate cannot elect to receive less than $1,000 in cash consideration if the cash consideration in lieu of Topco Shares is elected. Each of Maersk Drilling and Topco will take steps to procure that each Maersk Drilling restricted stock unit award (a “Maersk Drilling RSU Award”) that is outstanding immediately prior to the acceptance time of the Offer (the “Acceptance Time”) is exchanged, at the Acceptance Time, with the right to receive, on the same terms and conditions as were applicable under the Maersk Drilling RSU Long-Term Incentive Programme for Executive Management 2019 and the Maersk Drilling RSU Long-Term Incentive Programme 2019 (including any vesting conditions), that number of Topco Shares equal to the product of (1) the number of Maersk Drilling Shares subject to such Maersk Drilling RSU Award immediately prior to the Acceptance Time and (2) the Exchange Ratio, with any fractional Maersk Drilling Shares rounded to the nearest whole share. Upon such exchange, Maersk Drilling RSU Awards will cease to represent a right to receive Maersk Drilling Shares (or value equivalent to Maersk Drilling Shares).
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
The Business Combination Agreement has been unconditionally approved by the competition authorities in Angola, Brazil, Norway, and the Republic of Trinidad & Tobago. Accordingly, the only outstanding pre-closing merger control clearances is in the UK.
The merger control process for obtaining clearance in the UK remains ongoing following the UK Competition and Markets Authority’s (“UK CMA”) Phase 1 decision on April 22, 2022 pursuant to which the UK CMA stated that the transaction gives rise to a realistic prospect of a substantial lessening of competition and that a remedy would be required to avoid a reference to a Phase 2 review.
On June 23, 2022, Noble and certain subsidiaries of Noble entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell certain jackup rigs which have operated in the North Sea (the “Remedy Rigs”) to a newly formed subsidiary (“Buyer”) of Shelf Drilling, Ltd. whose obligations under the Asset Purchase Agreement will be guaranteed by Shelf Drilling, for a purchase price of $375 million in cash, subject to adjustment as provided in the Asset Purchase Agreement (the “Rig Transaction”). The Remedy Rigs comprise the Noble Hans Deul, Noble Sam Hartley, Noble Sam Turner, Noble Houston Colbert, and the Noble Lloyd Noble. The Rig Transaction, which is subject to approval of the UK CMA, is intended to address the potential concerns identified by the UK CMA in the Phase 1 review of the Business Combination. Closing of the Rig Transaction is anticipated to occur on October 3, 2022.
The duration and outcome of the UK CMA review process remains uncertain. If the Buyer, the Asset Purchase Agreement and the above remedy proposal are accepted by the UK CMA, closing of the Business Combination is anticipated to occur on October 3, 2022, subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement.
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
Note 3— Accounting Pronouncements
Accounting Standards Adopted
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in order to provide clarity on how to account for acquired revenue contracts with customers in a business combination. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. We adopted ASU No. 2021-08, effective January 1, 2022. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards
With the exception of the updated standards discussed above, there have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our condensed consolidated financial statements.
Note 4— Income (Loss) Per Share
The following table presents the computation of basic and diluted loss per share for Noble:

	Successor				Predecessor
				Period From	Period From
			Six Months	February 6, 2021	January 1, 2021
	Three Months Ended June 30,		Ended	through	through
	2022	2021	June 30, 2022	June 30, 2021	February 5, 2021
Numerator:
Basic
Net income	$37,057	$20,435	$401	$2,211	$250,228
Diluted
Net income	$37,057	$20,435	$401	$2,211	$250,228
Denominator:
Weighted average shares outstanding – basic	69,789	64,048	68,722	58,816	251,115
Dilutive effect of share-based awards	3,378	3,114	3,378	3,114	5,456
Dilutive effect of warrants	9,535	884	9,185	169	—
Weighted average shares outstanding – diluted	82,702	68,046	81,285	62,099	256,571
Per share data
Basic:
Net income	$0.53	$0.32	$0.01	$0.04	$1.00
Diluted:
Net income	$0.45	$0.30	$—	$0.04	$0.98

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Only those items having a dilutive impact on our basic loss per share are included in diluted loss per share. The following table displays the share-based instruments that have been excluded from diluted income or loss per share since the effect would have been anti-dilutive:

	Successor				Predecessor
				Period From	Period From
				February 6, 2021	January 1, 2021
	Three Months Ended June 30,		Six Months Ended	through	through
	2022	2021	June 30, 2022	June 30, 2021	February 5, 2021
Share-based awards	—	—	—	—	556
Warrants (1)	2,778	11,104	2,778	11,104	—
(1)Represents the total number of warrants outstanding which did not have a dilutive effect. In periods where the warrants are determined to be dilutive, the number of shares which will be included in the computation of diluted shares is determined using the treasury stock method, adjusted for mandatory exercise provisions under the warrant agreements if applicable.
Share capital
Successor Share capital
On the Effective Date, pursuant to the Plan, Noble issued 50 million Ordinary Shares. Subsequent to the Effective Date, approximately 6.5 million Ordinary Shares were exchanged for Penny Warrants to purchase up to approximately 6.5 million Ordinary shares, with an exercise price of $0.01 per share. Ordinary Shares issuable upon the exercise of Penny Warrants were included in the number of outstanding shares used for the computation of basic net loss per share prior to the exercise of those warrants. As of June 30, 2022, Noble had approximately 67.1 million Ordinary Shares outstanding as compared to approximately 60.2 million Ordinary Shares outstanding at December 31, 2021. Pursuant to the Memorandum of Association of Noble Corporation, the share capital of Noble is $6,000 divided into 500,000,000 ordinary shares of a par value of $0.00001 each and 100,000,000 shares of a par value of $0.00001, each of such class or classes having the rights as the Board may determine from time to time.
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
Warrants
At June 30, 2022, we had outstanding 6.3 million seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”), 5.6 million seven-year warrants with Black-Scholes protection (the “Tranche 2 Warrants”) and 2.8 million five-year warrants with no Black-Sholes protection (the “Tranche 3 Warrants” and, together with the Tranche 1 Warrants and the Tranche 2 Warrants, the “Emergence Warrants”). The Tranche 1 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $19.27 per warrant, the Tranche 2 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $23.13 per warrant and the Tranche 3 Warrants are exercisable for one Ordinary Share per warrant at an exercise price of $124.40 per warrant (in each case as may be adjusted from time to time pursuant to the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2028 and the Tranche 3 Warrants are exercisable until 5:00 p.m., Eastern time, on February 4, 2026. The Tranche 1 Warrants and the Tranche 2 Warrants have Black-Scholes protections, including in the event of a Fundamental Transaction (as defined in the applicable warrant agreement). The Tranche 1 Warrants and the Tranche 2 Warrants also provide that while the Mandatory Exercise Condition (as defined in the applicable warrant agreement) set forth in the applicable warrant agreement has occurred and is continuing, Noble or the holders of Tranche 1 Warrants or Tranche 2 Warrants representing at least 20% of such tranche (the “Required Mandatory Exercise Warrantholders”) have the right and option (but not the obligation) to cause all or a portion of the warrants to be exercised on a cashless basis. In the case of Noble, under the Mandatory Exercise Condition, all of the Tranche 1 Warrants or the Tranche 2 Warrants (as applicable) would be exercised. In the case of the electing Required Mandatory Exercise Warrantholders, under the Mandatory Exercise Condition, all of their respective Tranche 1 Warrants or Tranche 2 Warrants (as applicable) would be exercised. Mandatory exercises entitle the holder of each warrant subject thereto to (i) the number of Ordinary Shares issuable upon exercise of such warrant on a cashless basis and (ii) an amount payable in cash, Ordinary Shares or a

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
combination thereof (in Noble’s sole discretion) equal to the Black-Scholes Value (as defined in the applicable warrant agreement) with respect to the number of Ordinary Shares withheld upon exercise of such warrant on a cashless basis. At June 30, 2022, the Mandatory Exercise Condition set forth in the warrant agreements for the Tranche 1 Warrants and the Tranche 2 Warrants was satisfied.
Note 5— Property and Equipment
Property and equipment, at cost, for Noble consisted of the following:

	Successor
	June 30, 2022	December 31, 2021
Drilling equipment and facilities	$1,564,754	$1,467,772
Construction in progress	47,764	77,363
Other	12,118	10,840
Property and equipment, at cost	$1,624,636	$1,555,975
Capital expenditures, including capitalized interest, during the three and six months ended June 30, 2022, the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021 totaled $31.3 million, $76.1 million, $159.9 million and $10.3 million, respectively. During the three and six months ended June 30, 2022, the period from February 6 through December 31, 2021 and the period from January 1 through February 5, 2021, capitalized interest was zero, zero, $2.0 million and zero, respectively.
In preparation for Hurricane Ida in the US Gulf of Mexico in August 2021, the Noble Globetrotter II successfully secured the well it was drilling and detached from the blowout preventer without incident. However, during transit, the lower marine riser package and a number of riser joints separated from the rig, and certain other damage occurred. Due to the environmental conditions, a number of crew members were treated for injuries and released from medical care. The Company gave force majeure notice to the customer of the Noble Globetrotter II in accordance with the governing drilling services contract. The Company has insurance coverage for property damage to rigs due to named storms in the US Gulf of Mexico with a $10.0 million deductible per occurrence and a $50.0 million annual limit; however, our insurance policies may not adequately cover our losses, and related claims, which could adversely affect our business. Timing differences are likely to exist between the damage costs, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. We received $16.6 million and $7.5 million of insurance proceeds during the second quarter of 2022 and the fourth quarter of 2021, respectively. The Company assessed the damage sustained on the Noble Globetrotter II, which resulted in $5.4 million of assets written off in the third quarter of 2021. Costs, as well as insurance recoveries, are presented in “Hurricane losses and (recoveries), net” on the Condensed Consolidated Statement of Operations. See “Note 12— Commitments and Contingencies” for additional information.
For the three months ended March 31, 2022, we sold the Noble Clyde Boudreaux for total net proceeds of $14.2 million, resulting in a gain of $6.8 million which was offset by additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021.
Note 6— Debt
Senior Secured Revolving Credit Facility
On the Effective Date, Finco and Noble International Finance Company (“NIFCO”) entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) providing for a $675.0 million senior secured revolving credit facility (with a $67.5 million sublimit for the issuance of letters of credit thereunder) (the “Revolving Credit Facility”) and cancelled all debt that existed immediately prior to the Effective Date. The Revolving Credit Facility matures on July 31, 2025. Subject to the satisfaction of certain conditions, Finco may from time to time designate one or more of Finco’s other wholly-owned subsidiaries as additional borrowers under the Revolving Credit Agreement (collectively with Finco and NIFCO, the “Borrowers”). As of the Effective Date, $177.5 million of loans were outstanding, and $8.8 million of letters of credit were issued, under the Revolving Credit Facility. As of June 30, 2022, we had no loans outstanding and $11.9 million of letters of credit issued under the Revolving Credit Facility and an additional $7.4 million in letters of credit and surety bonds issued under bilateral arrangements.
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
The following table presents the carrying value, net of unamortized debt issuance costs and discounts or premiums, and the estimated fair value of our total debt, not including the effect of unamortized debt issuance costs, respectively:

	Successor
	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior secured notes:
11.000% Second Lien Notes due February 2028	$216,000	$238,907	$216,000	$236,792
Credit facility:
Senior Secured Revolving Credit Facility matures July 2025	—	—	—	—
Total debt	216,000	238,907	216,000	236,792
Less: Current maturities of long-term debt	—	—	—	—
Long-term debt	$216,000	$238,907	$216,000	$236,792

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 7— Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the accumulated balances for each component of “Accumulated other comprehensive income (loss)” (“AOCI”) for the three months ended June 30, 2022, the period from February 6 through June 30, 2021, and the period from January 1 through February 5, 2021. All amounts within the table are shown net of tax.

	Defined Benefit Pension Items (1)	Foreign Currency Items	Total
Balance at 12/31/2020 (Predecessor)	$(39,737)	$(18,275)	$(58,012)
Activity during period:
Other comprehensive income (loss) before reclassifications	—	(116)	(116)
Amounts reclassified from AOCI	224	—	224
Net other comprehensive income (loss)	224	(116)	108
Cancellation of Predecessor equity	39,513	18,391	57,904
Balance at 2/5/2021 (Predecessor)	$—	$—	$—

Balance at 2/6/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	—	—	—
Balance at 3/31/2021 (Successor)	$—	$—	$—
Activity during period:
Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from AOCI	—	—	—
Net other comprehensive income	168	—	168
Balance at 6/30/2021 (Successor)	$168	$—	$168

Balance at 12/31/2021 (Successor)	$5,389	$—	$5,389
Activity during period:
Other comprehensive loss before reclassifications	(424)	—	(424)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive loss	(424)	—	(424)
Balance at Balance at 3/31/2022 (Successor)	$4,965	$—	$4,965
Activity during period:
Other comprehensive loss before reclassifications	(1,163)	—	(1,163)
Amounts reclassified from AOCI	—	—	—
Net other comprehensive loss	(1,163)	—	(1,163)
Balance at 6/30/2022 (Successor)	$3,802	$—	$3,802
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
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Successor
	June 30, 2022	December 31, 2021
Current contract assets	$8,203	$5,744
Noncurrent contract assets	4,994	—
Total contract assets	13,197	5,744

Current contract liabilities (deferred revenue)	(26,715)	(18,403)
Noncurrent contract liabilities (deferred revenue)	(18,085)	(9,352)
Total contract liabilities	$(44,800)	$(27,755)

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Significant changes in the remaining performance obligation contract assets and the contract liabilities balances for the six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021 are as follows:

	Contract Assets	Contract Liabilities
Net balance at 12/31/2020 (Predecessor)	$13,861	$(59,886)

Amortization of deferred costs	(1,607)	—
Additions to deferred costs	432	—
Amortization of deferred revenue	—	4,142
Additions to deferred revenue	—	(25,479)
Fresh start accounting revaluation	(12,686)	72,936
Total	(13,861)	51,599

Net balance at 2/5/2021 (Predecessor)	$—	$(8,287)

Net balance at 2/6/2021 (Successor)	$—	$(8,287)

Amortization of deferred costs	(161)	—
Additions to deferred costs	3,696	—
Amortization of deferred revenue	—	975
Additions to deferred revenue	—	(11,549)
Total	3,535	(10,574)

Net balance at 6/30/2021 (Successor)	$3,535	$(18,861)

Net balance at 12/31/2021 (Successor)	$5,744	$(27,755)

Amortization of deferred costs	(13,870)	—
Additions to deferred costs	21,323	—
Amortization of deferred revenue	—	29,462
Additions to deferred revenue	—	(46,508)
Total	7,453	(17,045)

Net balance at 6/30/2022 (Successor)	$13,197	$(44,800)
Customer Contract Intangible Assets
Upon emergence from the Chapter 11 Cases, the Company recognized a fair value adjustment of $113.4 million related to intangible assets for certain favorable customer contracts. These intangible assets will be amortized as a reduction of contract drilling services revenue from the Effective Date through the remainder of the contracts, approximately 18 months and 32 months, respectively. As of June 30, 2022, the net carrying amount was $33.5 million, $113.4 million gross less $79.9 million accumulated amortization. The expected remaining amortization is as follows: $15.1 million for the six-month period ending December 31, 2022 and $18.4 million for the year ending December 31, 2023. We assess the recoverability of the unamortized balance when indicators of impairment are present. Should the review indicate that the carrying value is not fully recoverable, the portion not fully recoverable would be recognized as an impairment loss.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Future Amortization of Deferred Revenue
The following table reflects revenue expected to be recognized in the future related to deferred revenue, by rig type, as of June 30, 2022:

	For the Years Ended December 31,
	2022	2023	2024	2025	2026 and beyond	Total
Floaters	$14,669	$19,150	$5,105	$4,350	$—	$43,274
Jackups	1,526	—	—	—	—	1,526
Total	$16,195	$19,150	$5,105	$4,350	$—	$44,800
The revenue included above consists of expected mobilization, demobilization, and upgrade revenue for unsatisfied performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have taken the optional exemption, permitted by accounting standards, to exclude disclosure of the estimated transaction price related to the variable portion of unsatisfied performance obligations at the end of the reporting period, as our transaction price is based on a single performance obligation consisting of a series of distinct hourly, or more frequent, periods, the variability of which will be resolved at the time of the future services.
Disaggregation of Revenue
The following table provides information about contract drilling revenue by rig types:

	Successor				Predecessor
				Period From	Period From
				February 6, 2021	January 1, 2021
	Three Months Ended June 30,		Six Months Ended	through	through
	2022	2021	June 30, 2022	June 30, 2021	February 5, 2021
Floaters	$202,690	$135,273	$343,903	$191,321	$50,057
Jackups	59,773	64,624	113,595	93,205	23,994
Total	$262,463	$199,897	$457,498	$284,526	$74,051

Note 9— Income Taxes
At June 30, 2022, the Company had deferred tax assets of $54.6 million net of valuation allowance. Additionally, the Company also had deferred tax liabilities of $6.7 million inclusive of a valuation allowance of $3.0 million.
During the three months ended June 30, 2022, the Company recognized additional deferred tax benefits of $4.5 million and $6.5 million in Guyana and Luxembourg, respectively.
In deriving the $4.5 million and $6.5 million in net tax benefits being recognized in Guyana and Luxembourg, the Company relied on sources of income attributable to the projected taxable income for the period covered by the Company’s relevant existing drilling contracts based on the assumption that the relevant rigs will be owned by the current rig owners during the relevant existing drilling contract periods. Given the mobile nature of the Company’s assets, we are not able to reasonably forecast the jurisdictions in which taxable income from future drilling contracts may arise. Further, we do not believe taxable temporary differences will reverse within the period covered by the Company’s relevant existing drilling contracts to warrant an additional source of income for recognizing the Company’s deferred tax assets in Guyana. We also have limited objective positive evidence in historical periods. Accordingly, in determining the amount of additional deferred tax assets to recognize, we did not consider projected book income beyond the conclusion of existing drilling contracts. As new drilling contracts are executed or as current contracts are extended, we will reassess the amount of deferred tax assets that are realizable. Finally, once we have established sufficient objective positive evidence for historical periods, we may consider reliance on forecasted taxable income from future drilling contracts.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
At June 30, 2022, the reserves for uncertain tax positions totaled $77.7 million (net of related tax benefits of $0.1 million). At December 31, 2021, the reserves for uncertain tax positions totaled $75.0 million (net of related tax benefits of $0.3 million).
It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may fluctuate in the next 12 months primarily due to the completion of open audits or the expiration of statutes of limitation.
During the six months ended June 30, 2022, our tax provision included net tax benefits of $8.2 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $6.5 million related to a release of valuation allowance for Luxembourg deferred tax benefits, $0.9 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $10.5 million and quarterly tax expense of $5.0 million mostly in Luxembourg and Switzerland.
During the period from February 6 through June 30, 2021, our tax provision included tax benefits of $21.9 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $8.2 million related to various recurring items and $18.6 million related to non-US tax reserves.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to a non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
Note 10— Employee Benefit Plans
Pension costs include the following components for the three months ended June 30, 2022, the period from February 6 through March 31, 2021, and the period from January 1 through February 5, 2021:

	Successor
	Three Months Ended June 30,
	2022		2021
	Non-US	US	Non-US	US
Interest cost	$298	$1,688	$349	$1,634
Return on plan assets	(347)	(3,145)	(232)	(3,176)
Recognized net actuarial loss	—	(5)	—	—
Net pension benefit cost (gain)	$(49)	$(1,462)	$117	$(1,542)

	Successor				Predecessor
	Six Months Ended June 30, 2022		Period From February 6, 2021 through June 30, 2021		Period From January 1, 2021 through February 5, 2021
	Non-US	US	Non-US	US	Non-US	US
Interest cost	$621	$3,376	$582	$2,724	$99	$621
Return on plan assets	(723)	(6,290)	(387)	(5,294)	(69)	(1,250)
Recognized net actuarial loss	—	(10)	—	—	1	282
Net pension benefit cost (gain)	$(102)	$(2,924)	$195	$(2,570)	$31	$(347)
During the six months ended June 30, 2022, the period from February 6 through June 30, 2021, and the period from January 1 through February 5, 2021, we made no contributions to our pension plans. Effective December 31, 2016, employees and alternate payees accrue no future benefits under the US plans and, as such, Noble recognized no service costs with the plans for three months ended June 30, 2022, the period from February 6 through June 30, 2021, and the period from January 1 through February 5, 2021.
The board approved the termination of the 401(k) Restoration Plan in early 2022 and as of June 30, 2022, Noble distributed all benefits of the plan.

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Note 11— Fair Value of Financial Instruments
Our cash, cash equivalents and restricted cash, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in our Condensed Consolidated Balance Sheets approximate fair value. Marketable securities which were held at March 31, 2022 were liquidated during the three months ended June 30, 2022. See “Note 6— Debt” for information regarding the fair value of our debt.
Note 12— Commitments and Contingencies
Tax matters
Audit claims of approximately $617.1 million attributable to income and other business taxes were assessed against Noble entities in Mexico related to tax years 2007, 2009 and 2010, in Australia related to tax years 2013 to 2016, in Guyana related to tax years 2018 to 2020, in Saudi Arabia related to tax years 2015 to 2019 and against Pacific Drilling entities in Nigeria related to tax years 2010 to 2019. We intend to vigorously defend our reported positions and currently believe the ultimate resolution of the audit claims will not have a material adverse effect on our condensed consolidated financial statements.
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
Hurricane Ida Personal Injury Claims
We have had multiple parties, some of which are subject to a third party contractual indemnity to our benefit, who have filed answers to the Limitation of Liability Action, seeking damages related to physical and emotional harm allegedly suffered as a result of the incident. We are in the early stages of litigation. We intend to defend ourselves vigorously against these claims although there is inherent risk in litigation, and we cannot predict or provide assurance as to the ultimate outcome of this lawsuit. As claims progress, the Company’s estimated loss could change from time to time, and any such change individually or in the aggregate could be material. We have insurance for such claims with a deductible of $5.0 million, in addition to contractual indemnity owed to us for a portion of the third-party claims. See “Note 5— Property and Equipment” for additional information regarding the incident.
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
Note 13— Supplemental Financial Information
Condensed Consolidated Balance Sheets Information
Both of Noble’s and Finco’s restricted cash balances as of June 30, 2022 and December 31, 2021 were $4.6 million and $2.6 million, respectively. All restricted cash is recorded in “Prepaid expenses and other current assets.”

NOBLE CORPORATION AND SUBSIDIARIES
NOBLE FINANCE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise indicated, dollar and share amounts in tables are in thousands, except per share data)
Condensed Consolidated Statements of Cash Flows Information
Operating cash activities
The net effect of changes in other assets and liabilities on cash flows from operating activities is as follows:

	Noble
	Successor		Predecessor
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Accounts receivable	$(58,361)	$826	$(41,344)
Other current assets	2,239	3,285	17,884
Other assets	(3,971)	(12,824)	8,521
Accounts payable	19,221	17,243	(16,819)
Other current liabilities	(17,281)	25,634	11,428
Other liabilities	25,823	9,875	(5,846)
Total net change in assets and liabilities	$(32,330)	$44,039	$(26,176)

	Finco
	Successor		Predecessor
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Accounts receivable	$(58,361)	$826	$(41,344)
Other current assets	1,022	(683)	19,398
Other assets	(3,917)	(12,814)	8,512
Accounts payable	14,090	19,632	(14,061)
Other current liabilities	(17,386)	25,634	11,623
Other liabilities	26,051	9,718	(5,936)
Total net change in assets and liabilities	$(38,501)	$42,313	$(21,808)
Non-cash investing and financing activities
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2022 and December 31, 2021 were $33.0 million and $36.5 million, respectively.
Additions to property and equipment, at cost for which we had accrued a corresponding liability in accounts payable as of June 30, 2021, February 5, 2021 and December 31, 2020 were $38.6 million, $31.0 million and $35.3 million, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our financial position at June 30, 2022, and our results of operations for the three and six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q, the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by Noble Corporation, an exempted company incorporated in the Cayman Islands with limited liability (“Noble” or “Successor”), and Noble Finance Company (formerly known as Noble Corporation), a Cayman Islands company (“Finco”), and our other filings with the US Securities and Exchange Commission (“SEC”).
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the US Securities Act of 1933, as amended, and Section 21E of the US Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report or in the documents incorporated by reference, including those regarding the impact of our emergence from bankruptcy on our business and relationships, the global novel strain of coronavirus (“COVID-19”) pandemic and agreements regarding production levels among members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil and gas producing nations (together with OPEC, “OPEC+”), and any expectations we may have with respect thereto, and those regarding rig demand, peak oil, the offshore drilling market, oil prices, contract backlog, fleet status, our future financial position, business strategy, impairments, repayment of debt, credit ratings, liquidity, borrowings under any credit facilities or other instruments, sources of funds, future capital expenditures, contract commitments, dayrates, contract commencements, extension or renewals, contract tenders, the outcome of any dispute, litigation, audit or investigation, plans and objectives of management for future operations, foreign currency requirements, results of joint ventures, indemnity and other contract claims, reactivation, refurbishment, conversion and upgrade of rigs, rig acquisitions and dispositions, industry conditions, access to financing, impact of competition, governmental regulations and permitting, availability of labor, worldwide economic conditions, taxes and tax rates, indebtedness covenant compliance, dividends and distributable reserves, timing, benefits or results of acquisitions or dispositions (including the Business Combination (as defined herein) and disposition of the Remedy Rigs (as defined herein) and our plans, objectives, expectations and intentions related to the Business Combination and disposition of the Remedy Rigs), and timing for compliance with any new regulations are forward-looking statements. When used in this report or in the documents incorporated by reference, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “shall,” “will” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law. We have identified factors, including but not limited to risks and uncertainties relating to the Business Combination with Maersk Drilling (as defined herein) and disposition of the Remedy Rigs (including the risk that the Business Combination and disposition of the Remedy Rigs may not be completed in a timely manner or at all, the failure to satisfy the conditions to the consummation of the Business Combination, the occurrence of any event, change or other circumstance that could give rise to the termination of the Business Combination Agreement (as defined herein), the effect of the announcement or pendency of the Business Combination on Noble’s or Maersk Drilling’s business relationships, performance and business generally, the risk that the proposed Business Combination disrupts current plans of Noble or Maersk Drilling and potential difficulties in Noble’s or Maersk Drilling’s employee retention as a result of the proposed Business Combination, the outcome of any legal proceedings that may be instituted against Noble or Maersk Drilling related to the Business Combination Agreement or the proposed Business Combination, requirements, conditions or costs that may be imposed on Noble or Maersk Drilling in connection with obtaining regulatory approvals of the Business Combination, the ability of Topco (as defined herein) to list the Topco Shares (as defined herein) on the New York Stock Exchange or Nasdaq Copenhagen A/S, volatility in the price of the securities of the combined companies (Noble and Maersk Drilling) due to a variety of factors, including changes in the competitive markets in which Topco plans to operate, variations in performance across competitors, changes in laws and regulations affecting Topco’s business and changes in the combined capital structure, the ability to implement business plans, forecasts, and other expectations (including with respect to synergies and financial and operational metrics, such as EBITDA and free cash flow) after the completion of the proposed Business Combination, and to identify and realize additional opportunities, the failure to realize anticipated benefits of the proposed Business Combination, the potential impact of announcement or consummation of the proposed Business Combination on relationships with third parties, and risks associated with assumptions that parties make in connection with the parties’ critical accounting estimates and other judgments), the effects of public health threats, pandemics and epidemics, such as the ongoing outbreak of COVID-19, and the adverse impact thereof on our business, financial condition and results of operations (including but not limited to our growth, operating costs, supply chain, availability of labor, logistical capabilities, customer demand for our services and industry demand generally, our liquidity, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally), the effects of actions by or disputes among OPEC+ members with respect to production levels or other matters related to the price of oil, market conditions, cost inflation, factors affecting the level of activity in the oil and gas industry, the conflict in Ukraine, supply and demand of drilling rigs, factors affecting the duration of contracts, the actual amount of downtime, factors that reduce applicable dayrates, operating hazards and delays, risks associated with operations outside the United States (“US”), actions by regulatory authorities, credit rating agencies, customers, joint venture partners, contractors, lenders and other third parties, legislation and regulations affecting drilling operations, compliance with or changes in environmental, health, safety, tax and other regulations or requirements or initiatives (including those addressing the impact of global climate change or air emissions), violations of anti-corruption laws, shipyard risk and timing, delays in mobilization of rigs, hurricanes and other weather conditions, and the future price of oil and gas, that could cause actual plans or results to differ materially from those included in any forward-looking statements. Actual results could differ materially from those expressed as a result of various factors. These factors include those referenced or described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC. We cannot control such risk factors and other uncertainties, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. You should consider these risks and uncertainties when you are evaluating us.

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
Recent Events
Business Combination with Maersk Drilling. The Business Combination Agreement has been unconditionally approved by the competition authorities in Angola, Brazil, Norway, and the Republic of Trinidad & Tobago. Accordingly, the only outstanding pre-closing merger control clearances is in the UK.
The merger control process for obtaining clearance in the UK remains ongoing following the UK Competition and Markets Authority’s (“UK CMA”) Phase 1 decision on April 22, 2022 pursuant to which the UK CMA stated that the transaction gives rise to a realistic prospect of a substantial lessening of competition and that a remedy would be required to avoid a reference to a Phase 2 review.
On June 23, 2022, Noble and certain subsidiaries of Noble entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell certain jackup rigs which have operated in the North Sea (the “Remedy Rigs”) to a newly formed subsidiary (“Buyer”) of Shelf Drilling, Ltd. whose obligations under the Asset Purchase Agreement will be guaranteed by Shelf Drilling, for a purchase price of $375 million in cash, subject to adjustment as provided in the Asset Purchase Agreement (the “Rig Transaction”). The Remedy Rigs comprise the Noble Hans Deul, Noble Sam Hartley, Noble Sam Turner, Noble Houston Colbert, and the Noble Lloyd Noble. The Rig Transaction, which is subject to approval of the UK CMA, is intended to address the potential concerns identified by the CMA in the Phase 1 review of the Business Combination. Closing of the Rig Transaction is anticipated to occur on October 3, 2022.
The duration and outcome of the UK CMA review process remains uncertain. If the Buyer, the Asset Purchase Agreement and the above remedy proposal are accepted by the UK CMA, closing of the Business Combination is anticipated to occur on October 3, 2022, subject to the satisfaction or waiver of the conditions set forth in the Business Combination Agreement.
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
The recent Russia-Ukraine conflict and related sanctions have increased the volatility of global energy markets and oil prices reached a seven-year high in the first half of 2022. The combination of rising oil prices and a focus on energy security is favorable for the offshore oil and gas industry. However, the market outlook in our business varies by geographical region and water depth. We remain encouraged by the ongoing recovery in the ultra-deepwater floater market. Harsh environment jackup markets are showing stable opportunities and remain an important portion of our business.
While we are cautiously optimistic about recent positive trends, our industry continues to face challenges and uncertainties and is unlikely to return to activity levels experienced in historical cycle peaks. Energy rebalancing trends have accelerated in recent years as evidenced by promulgated or proposed government policies and commitments by many of our customers to further invest in sustainable energy sources. Our industry could be further challenged as our customers rebalance their capital investments to include alternative energy sources and respond to the normal cycles that have historically existed in our industry. We expect inflationary pressures and supply chain disruptions to persist and potentially accelerate, which has led or may lead to increased costs of services. Nonetheless, the global energy demand is predicted to increase over the coming decades, and we expect that offshore oil and gas will continue to play an important and sustainable role in meeting this demand.
Contract Drilling Services Backlog
We maintain a backlog of commitments for contract drilling services. Our contract drilling services backlog reflects estimated future revenues attributable to signed drilling contracts. While backlog did not include any letters of intent as of June 30, 2022, in the past we have included in backlog certain letters of intent that we expect to result in binding drilling contracts. As of June 30, 2022, we had a total contract drilling services backlog of approximately $2.1 billion, which includes a commitment of approximately 47 percent of available days for the remaining half of 2022.
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
The table below presents the amount of our contract drilling services backlog as of June 30, 2022, and the percent of available operating days committed for the periods indicated:

		Year Ending December 31, (2)
	Total	2022 (1)	2023	2024	2025
	(In thousands)
Contract Drilling Services Backlog
Floaters (3)(4)	$1,912,404	$400,065	$604,226	$490,220	$417,893
Jackups	168,259	122,911	45,348	—	—
Total	$2,080,663	$522,976	$649,574	$490,220	$417,893
Percent of Available Days Committed (5)
Floaters		45%	46%	36%	31%
Jackups		50%	11%	—%	—%
Total		47%	31%	21%	18%
**Not a meaningful percentage.
(1)Represents a six-month period beginning July 1, 2022.
(2)Some of our drilling contracts provide customers with certain early termination rights and, in limited cases, those termination rights require minimal or no notice and minimal financial penalties. Additionally, the table includes backlog associated with the Remedy Rigs, which we may be required to divest in order to gain UK CMA clearance for the Business Combination.
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
(4)Noble entered into a multi-year Commercial Enabling Agreement (the “CEA”) with Exxon Mobil Corporation (“ExxonMobil”) in February 2020. Under the CEA, dayrates earned by each rig will be updated at least twice per year to the projected market rate at the time the new rate goes into effect, subject to a scale-based discount and a performance bonus that appropriately aligns the interests of Noble and ExxonMobil. Under the CEA, the table above includes awarded and remaining term of three years and four months related to each of the four following rigs: the Noble Tom Madden, Noble Bob Douglas, Noble Don Taylor and Noble Sam Croft. Under the CEA, ExxonMobil may reassign terms among rigs.
(5)Percent of available days committed is calculated by dividing the total number of days our rigs are operating under contract for such period by the product of the number of our rigs, including cold-stacked rigs, and the number of calendar days in such period.
The amount of actual revenues earned and the actual periods during which revenues are earned may be materially different than the backlog amounts and backlog periods presented in the table above due to various factors, including, but not limited to, the impact of the

COVID-19 pandemic, shipyard and maintenance projects, unplanned downtime, the operation of market benchmarks for dayrate resets, achievement of bonuses, weather conditions, reduced standby or mobilization rates and other factors that result in applicable dayrates lower than the full contractual operating dayrate. In addition, amounts included in the backlog may change because drilling contracts may be varied or modified by mutual consent or customers may exercise early termination rights contained in some of our drilling contracts or decline to enter into a drilling contract after executing a letter of intent. Due to uncertainty regarding receiving approval of the UK CMA with respect to, and the timing of, any divestiture of the Remedy Rigs, backlog as of June 30, 2022 includes approximately $117.4 million representing revenues from the Remedy Rigs, which we may or will be required to divest to obtain UK CMA clearance for the Business Combination. On June 23, 2022, Noble and certain subsidiaries of Noble entered into the Asset Purchase Agreement to sell the Remedy Rigs, subject to approval of the UK CMA. See “—Executive Overview—Recent Events—Business Combination with Maersk Drilling.” As a result, our backlog as of any particular date may not be indicative of our actual operating results for the periods for which the backlog is calculated. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business and Operations – Our current backlog of contract drilling revenue may not be ultimately realized” in our Annual Report on Form 10-K for the year ended December 31, 2021.
As of June 30, 2022, ExxonMobil represented approximately 78.1 percent of our backlog.
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
Our floating and jackup drilling fleet is among the most modern, versatile and technically advanced fleet in the industry, with the majority of our rigs having been delivered since 2013. Our fleet consists predominately of technologically advanced units, equipped with sophisticated systems and components prepared to execute our customers’ increasingly complicated offshore drilling programs safely and with greater efficiency, contributing to an overall reduction of our carbon footprint.
Our organization prioritizes financial discipline, cash flow generation and returning cash to shareholders. Management will continue to evaluate our balance sheet and focus on improving our fleet of floating and jackup rigs to meet the demands of increasingly complex drilling programs required by our customers.
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

Results of Operations
Results for the Three Months Ended June 30, 2022 and 2021
Net income for the three months ended June 30, 2022 was $37.1 million, or $0.45 per diluted share, on operating revenues of $275.2 million compared to net income for the three months ended June 30, 2021 of $20.4 million, or $0.30 per diluted share, on operating revenues of $219.3 million.
As a result of Noble conducting substantially all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items for the three months ended June 30, 2022 and June 30, 2021, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating income (loss) and the gain on bargain purchase. For the three months ended June 30, 2022, Finco’s operating income was $15.4 million higher than that of Noble. For the three months ended June 30, 2021, Finco’s operating loss was $15.4 million lower than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration charges attributable to Noble for operations support and stewardship-related services.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)		Operating Days (2)		Average Dayrates (2)
	Successor
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Floaters	81%	68%	813	690	266,887	216,663
Jackups	68%	69%	495	752	120,824	85,938
Total	76%	68%	1,308	1,442	$211,626	$148,509
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor
	Three Months Ended June 30,
	2022	2021
Operating revenues:
Contract drilling services	$262,463	$199,897
Reimbursables and other (1)	12,690	19,446
	275,153	219,343
Operating costs and expenses:
Contract drilling services	178,145	$188,712
Reimbursables (1)	10,333	18,071
Depreciation and amortization	26,636	25,339
General and administrative	16,687	25,030
Merger and integration costs	9,057	6,740
(Gain) loss on sale of operating assets	1,103	—
Hurricane losses and (recoveries), net	(14,407)	—
	227,554	263,892
Operating income (loss)	$47,599	$(44,549)
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.
The following table provides information about contract drilling revenue and costs by rig types:

		Successor
		Three Months Ended June 30,
		2022		2021
		Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$202.7	$59.8	$135.3	$64.6
Contract drilling services costs		$117.4	$60.7	$110.4	$78.3
Average Rig Utilization		81%	68%	68%	69%
Operating Days		813	495	690	752
Average Dayrates		$266,887	$120,824	$216,663	$85,938
Total rigs	— Beginning	11	8	7	12
	— Acquired	—	—	7	—
	— Disposed	—	—	2	—
	— Ending	11	8	12	12
Contract Drilling Services Revenues.
Floaters. During the three months ended June 30, 2022, floaters generated revenue of $202.7 million, as compared to $135.3 million in the three months ended June 30, 2021. Nine rigs operated for the full quarter ended June 30, 2022, as compared to five rigs in the quarter ended June 30, 2021. The average rig utilization for the three months ended June 30, 2022 increased 19% from the three months ended June 30, 2021, which was primarily driven by: (i) the sale of the Noble Clyde Boudreaux, which had few operating days in the three months ended June 30, 2021 and was cold stacked prior to being sold in March 2022, and (ii) the Noble Faye Kozack, which operated the three months ended June 30, 2022 and had no operations in the three months ended June 30, 2021. During the three months ended June 30, 2022, the average dayrates increased by 23% from the three months ended June 30, 2021. This was driven by an overall upward trend in the industry and, specifically, increases in rates for our Guyana floater fleet. The commencement of the Noble Gerry de Souza contract in late March 2022 also had a positive effect on the average dayrate across the floater fleet, including the reimbursement of equipment upgrades and mobilization costs to Suriname. Floater revenue was reduced by $14.3 million of non-cash amortization related to customer contract intangibles, which were recognized on the Effective Date.
Jackups. During the three months ended June 30, 2022, jackups generated revenue of $59.8 million, as compared to $64.6 million in the three months ended June 30, 2021. In November 2021, we sold four jackup units located in Saudi Arabia. Excluding the impact of the four disposed rigs, our average dayrate and utilization for the remaining jackup fleet increased by 36% and 9%, respectively. Five of our eight jackups were operating for the full three months ended June 30, 2022, while the Noble Regina Allen commenced operations in late May 2022. In the three months ended June 30, 2021, six of our jackups were operating the full quarter, one rig was on suspension a majority of the period, and three rigs were operating a portion of the period. In February 2021, the Noble Lloyd Noble completed its contract and moved to the shipyard to prepare for work in Norway, which commenced in the fourth quarter of 2021.
Operating Costs and Expenses
Floaters. During the three months ended June 30, 2022, total contract drilling services costs related to floaters was $117.4 million, as compared to $110.4 million in the three months ended June 30, 2021. During the three months ended June 30, 2022, Noble incurred substantially more contract drilling services costs as nine floaters were fully operational compared to five fully operational floaters in the three month period ended June 30, 2021. In mid-April 2021, the Pacific Drilling Merger added five floaters to the fleet, net of the sale of the Pacific Bora and Pacific Mistral in June 2021, both of which were cold stacked. The addition of the Pacific Meltem and Pacific Scirocco had minor effect on contract drilling services costs in any period since they have remained cold stacked since the Pacific Drilling Merger. The increases were partially offset by the sale of the Noble Clyde Boudreaux in March 2022.
Jackups. During the three months ended June 30, 2022, total contract drilling services cost related to jackups was $60.7 million, as compared to $78.3 million in the three months ended June 30, 2021. The decrease was due to the reduction in the number of jackups from 12 to eight when four jackups were sold in Saudi Arabia in the fourth quarter of 2021. Partly offsetting this decrease, in the first quarter 2022, the Noble Houston Colbert began preparations for operations in the third quarter 2022. In addition, the Noble Lloyd Noble was operating the full period ended June 30, 2022.
Relative to floaters and jackups, we began experiencing cost increases as a result of inflation in the three months ended June 30, 2022. Supply chain disruptions and the increased demand for goods and services worldwide have resulted in increases in costs for operating supplies, third-party wages, crew rotation and transportation.
Depreciation and Amortization. Depreciation and amortization totaled $26.6 million and $25.3 million during the three months ended June 30, 2022 and June 30, 2021, respectively.
General and Administrative Expenses. General and administrative expenses totaled $16.7 million and $25.0 million during the three months ended June 30, 2022 and June 30, 2021, respectively. The prior year included higher legal fees, professional fees and insurance costs.
Merger and Integration Costs. Noble incurred $9.1 million of merger and integration costs primarily as a result of the Business Combination Agreement with Maersk Drilling during the three months ended June 30, 2022. Noble incurred $6.7 million of merger and integration costs in connection with the Pacific Drilling Merger during the three months ended June 30, 2021. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
(Gain) Loss on Sale of Operating Assets. During the three months ended June 30, 2022, Noble incurred costs of $1.1 million related to professional fees in connection with the anticipated Rig Transaction. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
Hurricane losses and (recoveries), net. Noble received insurance recoveries of $16.6 million during the three months ended June 30, 2022, offset by costs incurred of $2.2 million. For additional information about the incident, see “Note 5— Property and Equipment” to our condensed consolidated financial statements.
Other Income and Expenses
Interest Expense. Interest expense totaled $7.7 million and $7.9 million during the three months ended June 30, 2022 and June 30, 2021 respectively.

Income Tax Provision (Benefit). We recorded an income tax provision of $3.9 million during the three months ended June 30, 2022 and we recorded an income tax benefit of $1.9 million during the three months ended June 30, 2021.
During the three months ended June 30, 2022, our tax provision included net tax benefits of $4.5 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $6.5 million related to a release of valuation allowance for Luxembourg deferred tax benefits. Such tax benefits were offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $8.8 million and quarterly tax expense accrual of $6.1 million mostly in Luxembourg and Switzerland.
During the three months ended June 30, 2021, our tax provision included tax benefits of $11.8 million related to a US reserve release, $12.6 million related to a US tax refund, $1.2 million related primarily to deferred tax adjustments partially offset by approximately $5.1 million of recurring tax expense and other tax expense of $18.6 million related to non-US tax reserves.
Results for the Six Months Ended June 30, 2022, the Period from February 6 through June 30, 2021 and the Period from January 1 through February 5, 2021
Net income for the six months ended June 30, 2022 was $0.4 million, or zero per diluted share, on operating revenues of $485 million compared to net income for the period from February 6 through June 30, 2021 of $2.2 million, or $0.04 per diluted share, on operating revenues of $311.8 million. Net income for the period from January 1 through February 5, 2021 was $250.2 million, or $0.98 per diluted share, on operating revenues of $77.5 million.
As a result of Noble conducting all of its business through Finco and its subsidiaries, the financial position and results of operations for Finco, and the reasons for material changes in the amount of revenue and expense items between the six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021, would be the same as the information presented below regarding Noble in all material respects, with the exception of operating loss and the gain on bargain purchase. For the six months ended June 30, 2022, Finco’s operating income was $26.6 million higher than that of Noble. For the period from February 6 through June 30, 2021, Finco’s operating income was $20.9 million lower than that of Noble. The operating income (loss) difference is primarily a result of expenses related to corporate legal costs and administration attributable to Noble for operations support and stewardship-related services. During the period from January 1 through February 5, 2021, Finco’s operating income was $0.3 million lower than that of Noble.
Key Operating Metrics
Operating results for our contract drilling services segment are dependent on three primary metrics: operating days, dayrates and operating costs. We also track rig utilization, which is a function of operating days and the number of rigs in our fleet. For more information on operating costs, see “—Contract Drilling Services” below.
The following table presents the average rig utilization, operating days and average dayrates for our rig fleet for the periods indicated:

	Average Rig Utilization (1)			Operating Days (2)			Average Dayrates (2)
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Six Months Ended June 30, 2022	Period From February 6, 2021 through June 30, 2021	Period From January 1, 2021 through February 5, 2021	Six Months Ended June 30, 2022	Period From February 6, 2021 through June 30, 2021	Period From January 1, 2021 through February 5, 2021	Six Months Ended June 30, 2022	Period From February 6, 2021 through June 30, 2021	Period From January 1, 2021 through February 5, 2021
Floaters	76%	72%	86%	1,541	1,004	216	241,510	213,184	231,745
Jackups	65%	63%	58%	945	1,094	252	120,244	85,196	95,212
Total	72%	67%	68%	2,486	2,098	468	$195,429	$146,445	$158,228
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

Contract Drilling Services
The following table presents the operating results for our contract drilling services segment for the periods indicated (dollars in thousands):

	Successor		Predecessor
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	February 5, 2021
Operating revenues:
Contract drilling services	$457,498	$284,526	$74,051
Reimbursables and other (1)	27,885	27,250	3,430
	485,383	311,776	77,481
Operating costs and expenses:
Contract drilling services	344,228	268,301	46,965
Reimbursables (1)	23,811	25,115	2,737
Depreciation and amortization	52,241	39,583	20,622
General and administrative	34,211	32,957	5,727
Merger and integration costs	18,578	8,753	—
(Gain) loss on sale of operating assets, net	(3,459)	—	—
Hurricane losses and (recoveries), net	2,805	—	—
	472,415	374,709	76,051
Operating income (loss)	$12,968	$(62,933)	$1,430
(1)We record reimbursements from customers for out-of-pocket expenses as operating revenues and the related direct costs as operating expenses. Changes in the amount of these reimbursables generally do not have a material effect on our financial position, results of operations or cash flows.

The following table provides information about contract drilling revenue and costs by rig types:

		Successor				Predecessor
				Period From		Period From
		Six Months		February 6, 2021		January 1, 2021
		Ended		through		through
		June 30, 2022		June 30, 2021		February 5, 2021
		Floaters	Jackups	Floaters	Jackups	Floaters	Jackups
Contract drilling services revenues		$343.9	$113.6	$191.3	$93.2	$50.1	$24.0
Contract drilling services costs		$221.5	$122.7	$151.6	$116.7	$25.8	$21.2
Average Rig Utilization		76%	65%	72%	63%	86%	58%
Operating Days		1,541	945	1,004	1,094	216	252
Average Dayrates		$241,510	$120,244	$213,095	$85,196	$231,745	$95,212
Total rigs	— Beginning	12	8	7	12	7	12
	— Acquired	—	—	7	—	—	—
	— Disposed	1	—	2	—	—	—
	— Ending	11	8	12	12	7	12
Contract Drilling Services Revenues.
Floaters. During the six months ended June 30, 2022, floaters generated revenue of $343.9 million with eight rigs operating the full period and a ninth rig commencing a contract near the end of March 2022, as compared to five rigs operating in the full period ended June 30, 2021. The average rig utilization for the six months ended June 30, 2022 increased from the six months ended June 30, 2021, mainly as a result of the sale of the Noble Clyde Boudreaux. The Noble Clyde Boudreaux had few operating days in the period ended June 30, 2021 and was sold in March 2022. During the six months ended June 30, 2022, the average dayrates increased by 13% from the period ended June 30, 2021, the average dayrate increase was driven by an overall upward trend in the industry and, specifically, increases in rates for our Guyana floater fleet. The commencement of the Noble Gerry de Souza contract in late March 2022 also had a positive effect on the average dayrate across the fleet, including the reimbursement of equipment upgrades and mobilization costs to Suriname. The higher rates have been partially offset by (i) lower average rates on the Noble Globetrotter II and Noble Faye Kozak in the six months ended June 30, 2022 as compared to the period ended June 30, 2021 and (ii) the Noble Stanley Lafosse, which had a lower contracted rate upon acquisition in April 2021 than the average across the fleet. Floater revenue was reduced by $28.4 million and 22.7 million for the six months ended June 30, 2022 and the period from February 6,2021 through June 30, 2021, respectively, by non-cash amortization related to customer contract intangibles, which were recognized on the Effective Date.
Jackups. During the six months ended June 30, 2022, jackups generated revenue of $113.6 million, as compared to $93.2 million in the period ended June 30, 2021. In November 2021, we sold four jackup units located in Saudi Arabia. Excluding the impact of the four disposed rigs, our average dayrate and utilization for the remaining jackup fleet increased by 37% and 14%, respectively. Five of our eight jackups were operating the full six months ended June 30, 2022, while the Noble Regina Allen commenced operations in late May 2022. In the period ended June 30, 2021, four of our jackups were operating the full period, two rigs experienced suspensions, and four rigs were operating a portion of the period. In February 2021, the Noble Lloyd Noble completed its contract and moved to the shipyard to prepare for work in Norway, which commenced in the fourth quarter of 2021.
During the period from January 1 through February 5, 2021, contract drilling services revenues totaled $50.1 million for our floaters and $24.0 million for our jackups. All six contracted floaters and seven of our eight contracted jackups operated for the entire period. This was offset by one contracted jackup not operating for the full period, the Noble Scott Marks, which was on suspension.

Operating Costs and Expenses
Floaters. During the six months ended June 30, 2022, total contract drilling services costs related to floaters was $221.5 million. Contract drilling services costs related to floaters totaled $151.6 million in the period from February 6,2021 through June 30, 2021. During the six months ended June 30, 2022, Noble incurred substantially more contract drilling services costs related to floaters with 11 floaters in the fleet for a majority of the period, eight of which were operating the full period, as compared to seven floaters in the fleet for a majority of the period ended June 30, 2021, five of which were operating the full period. In mid-April 2021, the Pacific Drilling Merger added five floaters to the fleet, net of the sale of the Pacific Bora and Pacific Mistral in June 2021, both of which were cold stacked. The addition of the Pacific Meltem and Pacific Scirocco had minor effect on contract drilling services costs in any period since they have remained cold stacked since the Pacific Drilling Merger. The increases were partially offset by the sale of the Noble Clyde Boudreaux in March 2022.
Jackups. During the six months ended June 30, 2022, total contract drilling services cost related to jackups was $122.7 million. Contract drilling services costs related to jackups totaled $116.7 million in the period from February 6, 2021 through June 30, 2021. During the six months ended June 30, 2022, Noble incurred significantly less contract drilling services costs related to the four jackups sold in Saudi Arabia in the fourth quarter of 2021. Partly offsetting this decrease, in the first quarter 2022, the Noble Houston Colbert began preparations for operations in the third quarter 2022. In addition, the Noble Lloyd Noble was operating the full period ended June 30, 2022. Total contract drilling services costs for the six months ended June 30, 2022 were higher than the period from February 6, 2021 through June 30, 2021 as a result of fewer operating days in the period ended June 30, 2021.
Relative to floaters and jackups, we began experiencing cost increases as a result of inflation in the three months ended June 30, 2022. Supply chain disruptions and the increased demand for goods and services worldwide have resulted in increases in costs for operating supplies, third-party wages, crew rotation and transportation.
During the period from January 1 through February 5, 2021, contract drilling services costs totaled $25.8 million for our floaters and $21.2 million for our jackups. Reduced operating costs in the period was a result of rigs stacked during the entire period, including the Noble Clyde Boudreaux, Noble Houston Colbert, Noble Hans Deul and Noble Tom Prosser.
Depreciation and Amortization. Depreciation and amortization totaled $52.2 million, $39.6 million, and $20.6 million during the six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021, respectively. Depreciation during the Successor period was impacted by the fair value remeasurement of our rigs as a result of the implementation of fresh start accounting on the Effective Date and has increased due to the rigs acquired from the Pacific Drilling Merger and offset by the recent sale of four jackups in the fourth quarter of 2021.
General and Administrative Expenses. General and administrative expenses totaled $34.2 million, $33.0 million and $5.7 million during six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021, respectively.
Merger and Integration Costs. Noble incurred $18.6 million of merger and integration costs primarily as a result of the Business Combination Agreement with Maersk Drilling during the six months ended June 30, 2022. Noble incurred $8.8 million of merger and integration costs in connection with the Pacific Drilling Merger during the period from February 6 through June 30, 2021. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
(Gain) Loss on Sale of Operating Assets. During the six months ended June 30, 2022, Noble recognized a gain of $6.8 million in connection with the sale of the Noble Clyde Boudreaux, offset by costs incurred of $1.1 million related to professional fees in connection with the anticipated Rig Transaction and additional costs recognized of $2.2 million related to the sale of rigs in Saudi Arabia in 2021. For additional information, see “Note 2— Acquisitions and Divestitures” and “Note 5— Property and Equipment” to our condensed consolidated financial statements.
Hurricane Losses and (Recoveries), net. Noble incurred $19.4 million of costs during the six months ended June 30, 2022, which primarily related to additional costs as a result of the incident, offset by insurance recoveries of $16.6 million. For additional information, see “Note 5— Property and Equipment” to our condensed consolidated financial statements.
Other Income and Expenses
Interest Expense. Interest expense totaled $15.4 million, $14.8 million and $0.2 million during the six months ended June 30, 2022, the period from February 6 through June 30, 2021 and the period from January 1 through February 5, 2021. The Predecessor period of 2021 included reduced expenses due to the Bankruptcy Court order of a stay on all interest expense during the pendency of the Chapter 11 Cases. The six months ended June 30, 2022 includes interest expense on our senior secured second lien notes (the “Second Lien Notes”). The

Successor period of 2021 includes interest expense on our Second Lien Notes as well as borrowings under our Revolving Credit Facility (as defined herein). For additional information, see “Note 6— Debt” to our condensed consolidated financial statements.
Gain on Bargain Purchase. Noble recognized a $64.5 million gain on the bargain purchase of Pacific Drilling during the period from February 6 through June 30, 2021. For additional information, see “Note 2— Acquisitions and Divestitures” to our condensed consolidated financial statements.
Income Tax Benefit. We recorded an income tax benefit of $1.3 million and a tax expense of $3.4 million during the six months ended June 30, 2022 and the period from January 1 through February 5, 2021, respectively. We recorded an income tax benefit of $8.9 million during the period from February 6 through June 30, 2021.
During the six months ended June 30, 2022, our tax provision included net tax benefits of $8.2 million related to a release of valuation allowance for Guyana deferred tax benefits, a tax benefit of $6.5 million related to a release of valuation allowance for Luxembourg deferred tax benefits, $0.9 million related to an adjustment to Swiss deferred tax benefits, and $1.3 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses related to various recurring items comprised of Guyana excess withholding tax on gross revenue of $10.5 million and quarterly tax expense accrual of $5.0 million mostly in Luxembourg and Switzerland.
During the period from February 6, 2021 through June 30, 2021, our tax provision included tax benefits of $21.9 million related to US and non-US reserve releases, $12.6 million related to a US tax refund, and $1.2 million related primarily to deferred tax adjustments. Such tax benefits were partially offset by tax expenses of $8.2 million related to various recurring items and $18.6 million related to non-US tax reserves.
During the period from January 1 through February 5, 2021, our income tax provision included a tax benefit of $1.7 million related to a non-US reserve release and tax expense of $2.5 million related to fresh start and reorganization adjustments, and other recurring tax expenses of approximately $2.6 million.
Liquidity and Capital Resources
Senior Secured Revolving Credit Facility
As of June 30, 2022, we had no loans outstanding and $11.9 million of letters of credit issued under the senior secured revolving credit agreement (“Revolving Credit Facility”) and an additional $7.4 million in letters of credit and surety bonds issued under bilateral arrangements. For additional information about our Revolving Credit Facility, see “Note 6— Debt” to our condensed consolidated financial statements.
Second Lien Notes Indenture
During the six months ended June 30, 2022, there were no changes in the outstanding principal amount under the Second Lien Notes. Interest on the Second Lien Notes accrues, at Finco’s option, at a rate of: (i) 11% per annum, payable in cash; (ii) 13% per annum, with 50% of such interest to be payable in cash and 50% of such interest to be payable by issuing additional Second Lien Notes (“PIK Notes”); or (iii) 15% per annum, with the entirety of such interest to be payable by issuing PIK Notes. Finco shall pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 2021. For accrual purposes, we have assumed we will make the next interest payment in cash and have accrued at a rate of 11%; however, the actual interest election will be made no later than the record date for such interest payment. For additional information about our Second Lien Notes, see “Note 6— Debt” to our condensed consolidated financial statements.
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
•Share repurchase and dividends; and
•certain contractual cash obligations and commitments.

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
Net cash provided by operating activities was $36.3 million and $30.9 million for the six months ended June 30, 2022 and for the period from February 6 through June 30, 2021, respectively, and net cash used in operating activities was $45.4 million for the period from January 1 through February 5, 2021. The six months ended June 30, 2022 and the Predecessor period had a cash outflow from operating assets and liabilities, while the period from February 6 through June 30, 2021 benefited from a cash inflow from operating assets and liabilities. We had working capital of $233.0 million at June 30, 2022 and $207.3 million at December 31, 2021.
Net cash used in investing activities was $63.8 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, our capital expenditures consisted primarily of routine projects associated with overhauls and upgrades, including managed pressure drilling units, and were offset against proceeds from the sale of the Noble Clyde Boudreaux. Net cash used in investing activities was $14.4 million for the period from January 1 through February 5, 2021. Net cash provided by investing activities was $10.9 million for the period from February 6 through June 30, 2021. The Predecessor and Successor periods of 2021 include shipyard work on the Noble Lloyd Noble and the managed pressure drilling upgrade on the Noble Don Taylor and Noble Tom Madden. The Successor period also includes cash acquired from the Pacific Drilling Merger and proceeds from the sale of the Pacific Bora and Pacific Mistral in late June 2021.
Net cash used in financing activities was $4.5 million and $191.2 million for the six months ended June 30, 2022 and the period from January 1 through February 5, 2021, respectively. Net cash provided by financing activities was $12.8 million for the period from February 6 through June 30, 2021. The Predecessor period included the repayment of Legacy Noble’s 2017 Credit Facility, issuances of the Second Lien Notes and borrowings on the Revolving Credit Facility. The Successor period of 2021 includes net borrowings on the Revolving Credit Facility.
At June 30, 2022, we had a total contract drilling services backlog of approximately $2.1 billion, which includes a commitment of 47 percent of available days for the remaining half of 2022. For additional information regarding our backlog, see “—Contract Drilling Services Backlog.”
Capital Expenditures
Capital expenditures totaled $76.1 million for the six months ended June 30, 2022 and consisted of the following:
•$39.0 million for sustaining capital;
•$21.8 million in major projects, including subsea and other related projects; and
•$15.3 million for rebillable capital and contract modifications.
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
Summarized Balance Sheet Information:

	Successor
	June 30, 2022	December 31, 2021
Current assets	$396,039	$333,127
Amounts due from non-guarantor subsidiaries, current	5,235,333	5,150,694
Noncurrent assets	1,225,427	1,214,111
Amounts due from non-guarantor subsidiaries, noncurrent	646,778	646,778
Current liabilities	199,603	189,177
Amounts due from non-guarantor subsidiaries, current	5,967,068	5,254,540
Noncurrent liabilities	300,793	281,218
Amounts due from non-guarantor subsidiaries, noncurrent	407,111	168,873

Summarized Statement of Operations Information:

	Successor (1)		Predecessor (2)
	Obligors		Obligors
		Period From	Period From
	Six Months	February 6, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	December 31, 2021	February 5, 2021
Operating revenues	$452,945	$615,432	$70,584
Operating costs and expenses	369,502	480,367	63,255
Income (loss) from continuing operations before income taxes	81,380	111,251	(2,303,528)
Net income (loss)	77,644	99,011	(2,318,932)

(1)Includes operating revenue of $8.2 million, operating costs and expenses of $43.2 million and other income of $54.6 million attributable to transactions with non-guarantor subsidiaries for the six months ended June 30, 2022. Includes operating revenue of $31.3 million, operating costs and expenses of $17.1 million and other expense of $26.3 million attributable to transactions with non-guarantor subsidiaries for the period from February 6, 2021 through December 31, 2021.
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
Item 4. Controls and Procedures
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Noble, and Richard B. Barker, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Noble, have evaluated the disclosure controls and procedures of Noble as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Noble’s disclosure controls and procedures were effective as of June 30, 2022. Noble’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Noble in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Robert W. Eifler, President and Chief Executive Officer (Principal Executive Officer) of Finco, and Richard B. Barker, Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer) of Finco, have evaluated the disclosure controls and procedures of Finco as of the end of the period covered by this report. On the basis of this evaluation, Mr. Eifler and Mr. Barker have concluded that Finco’s disclosure controls and procedures were effective as of June 30, 2022. Finco’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Finco in the reports that it files with or submits to the SEC are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding legal proceedings is presented in “Note 12— Commitments and Contingencies,” to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to the other information presented in this Quarterly Report, you should carefully read and consider “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which contain descriptions of significant risks that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exercises of Warrants
During the three months ended June 30, 2022:
•8,830 Ordinary Shares were issued to holders of seven-year warrants with Black-Scholes protection (the “Tranche 1 Warrants”) pursuant to exercises of 9,281 Tranche 1 Warrants;
•1,968,320 Ordinary Shares were issued to holders of seven-year warrants with Black-Scholes protection (the “Tranche 2 Warrants”) pursuant to exercises of 2,704,631 Tranche 2 Warrants; and
•2,000,000 Ordinary Shares were issued to holders of ordinary share purchase warrants (“Penny Warrants”) pursuant to exercises of 2,000,000 Penny Warrants.
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

2.6†
Asset Purchase Agreement, dated as of June 23, 2022, by and among Noble Corporation and certain of its subsidiaries, Shelf Drilling (North Sea), Ltd., and Shelf Drilling, Ltd. (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on June 23, 2022 and incorporated herein by reference).

2.7
Amendment No. 1 to Business Combination Agreement, dated as of August 5, 2022, by and among Noble Corporation plc, Noble Corporation, Noble Newco Sub Limited and The Drilling Company of 1972 A/S. (filed as Exhibit 2.1 to Noble’s Current Report on Form 8-K filed on August 5, 2022 and incorporated herein by reference).

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

3.4	Form of Articles of Association of Noble Finco Limited (filed as Exhibit 3.1 to Noble’s Current Report on Form 8-K filed on November 10, 2021 and incorporated herein by reference).

10.1*	Noble Corporation 2022 Short-Term Incentive Plan.

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
*    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Noble Corporation, a Cayman Islands company

/s/ Richard B. Barker	August 9, 2022
Richard B. Barker Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 9, 2022
Laura D. Campbell Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	Date

Noble Finance Company, a Cayman Islands company

/s/ Richard B. Barker	August 9, 2022
Richard B. Barker Director, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Date

/s/ Laura D. Campbell	August 9, 2022
Laura D. Campbell Vice President and Controller (Principal Accounting Officer)	Date